Form 10-Q
period 2000-09-30
ANDRX CORP /DE/
filed 2000-11-20
CIK 1123337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

                            -------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                            -------------------------

                         Commission file number 0-31475

                                ANDRX CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                      65-1013859
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

       4001 Southwest 47th Avenue                                33314
           Fort Lauderdale, FL                                (Zip Code)
     (Address of Principal Executive
                Offices)

                                  954-584-0300
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                    YES       X            NO
                        -------------         -------------

The number of shares outstanding of each of the issuer's series of common stock as of November 8, 2000:

              Andrx Group common stock          69,248,000
              Cybear Group common stock         15,203,000

================================================================================

                                ANDRX CORPORATION
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

In September 2000, Andrx Corporation completed a reorganization whereby it acquired the outstanding shares of common stock of Cybear Inc. that it did not own, reincorporated in Delaware and created two new classes of common stock:

o Andrx Group Common Stock (the "Andrx common stock"), to track the performance of Andrx Corporation and subsidiaries, other than its ownership of Cybear Inc. (the "Andrx Group"); and

o Cybear Group Common Stock (the "Cybear common stock"), to track the performance of Cybear Inc. (the "Cybear Group").

Throughout this Andrx Corporation Form 10-Q, the words "Andrx Corporation" or the "Company" refer to Andrx Corporation, and all of its subsidiaries taken as a whole, and "management" and "board of directors" refer to the management and board of directors of Andrx Corporation. In addition, "Andrx" refers to Andrx Corporation and all of its subsidiaries, prior to the reorganization, and to the Andrx Group following the reorganization, and "Cybear" refers to Cybear, Inc. and its subsidiaries prior to the reorganization and to the Cybear Group following the reorganization.

Holders of Andrx common stock and Cybear common stock are stockholders of Andrx Corporation, have no specific rights to assets designated to Andrx or Cybear and are subject to all the risks and uncertainties of Andrx Corporation described in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

Subsequent to the reorganization, Andrx Corporation is presenting consolidated financial statements and also separate financial statements relating to the business of Andrx and the business of Cybear.

                                                                                                              Page
                                                                                                             Number
PART I.         FINANCIAL INFORMATION

                Item 1.  Consolidated Financial Statements

                 ANDRX CORPORATION
                        Unaudited Consolidated Balance Sheets -
                           as of September 30, 2000 and December 31, 1999                                       4
                        Unaudited Consolidated Statements of Income -
                           for the three and nine months ended September 30, 2000 and 1999                      5
                        Unaudited Consolidated Statements of Cash Flows -
                           for the nine months ended September 30, 2000 and 1999                                6
                        Notes to Unaudited Consolidated Financial Statements                                    7

                 ANDRX
                        Unaudited Consolidated Balance Sheets -
                           as of September 30, 2000 and December 31, 1999                                      15
                        Unaudited Consolidated Statements of Income -
                           for the three and nine months ended September 30, 2000 and 1999                     16
                        Unaudited Consolidated Statements of Cash Flows -
                           for the nine months ended September 30, 2000 and 1999                               17
                        Notes to Unaudited Consolidated Financial Statements                                   18

                 CYBEAR
                        Unaudited Consolidated Balance Sheets -
                           as of September 30, 2000 and December 31, 1999                                      25
                        Unaudited Consolidated Statements of Operations -
                           for the three and nine months ended September 30, 2000 and 1999                     26
                        Unaudited Consolidated Statements of Cash Flows -
                           for the nine months ended September 30, 2000 and 1999                               27
                        Notes to Unaudited Consolidated Financial Statements                                   28

                                                                                                              Page
                                                                                                             Number

                 Item 2.  Management's Discussion and Analysis
                                  of Financial Condition and Results of Operations                             36
                 Andrx Corporation                                                                             38
                 Andrx                                                                                         43
                 Cybear                                                                                        47

PART II.         OTHER INFORMATION

                 Item 1.  Legal Proceedings                                                                    53

                 Item 2.  Changes in Securities                                                                53

                 Item 4.  Submission of Matters to a Vote of Security Holders                                  53

                 Item 5.  Other Information                                                                    54

                 Item 6.  Exhibits and Reports on Form 8-K                                                     54

SIGNATURES                                                                                                     55

                                ANDRX CORPORATION

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)

                                                                            September 30,         December 31,
                                                                                2000                  1999
                                                                           ----------------      ----------------
ASSETS
Current assets
  Cash and cash equivalents                                                  $  130,549            $   32,555
  Investments available-for-sale, at market value                               212,178                90,863
  Accounts receivable, net                                                       76,649                72,032
  Inventories                                                                    82,476                78,771
  Deferred income tax assets, net                                                18,431                18,442
  Prepaid and other current assets, net                                          10,791                11,658
                                                                       ----------------      ----------------

    Total current assets                                                        531,074               304,321

Property, plant and equipment, net                                               67,014                39,873
Other assets, net                                                                28,480                13,760
                                                                       ----------------      ----------------

    Total assets                                                             $  626,568            $  357,954
                                                                       ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                           $   55,154            $   51,863
  Accrued liabilities                                                            29,271                35,639
  Bank loan                                                                           -                20,226
  Income taxes payable                                                                -                15,730
                                                                       ----------------      ----------------
    Total current liabilities                                                    84,425               123,458
                                                                       ----------------      ----------------

Commitments and contingencies (Notes 8 and 9)

Minority interest                                                                     -                13,524
                                                                       ----------------      ----------------
Shareholders' equity
  Convertible preferred stock; $0.001 par value, 1,000,000 shares
    authorized; none issued and outstanding                                           -                     -
  Common Stocks:
  Andrx common stock; $0.001 par value, 100,000,000 shares
    authorized; 69,196,000 and  62,973,000 shares issued and outstanding
    as of September 30, 2000 and December 31, 1999, respectively                     69                    63
  Cybear common stock $0.001 par value, 50,000,000 shares authorized;
    15,203,000 shares issued and outstanding as of September 30, 2000; none
    issued and outstanding as of December 31, 1999                                   15                     -
  Additional paid-in capital                                                    417,932               140,700
  Retained earnings                                                             124,173                80,303
  Accumulated other comprehensive loss, net of income taxes                         (46)                  (94)
                                                                       ----------------      ----------------

     Total shareholders' equity                                                 542,143               220,972
                                                                       ----------------      ----------------

     Total liabilities and shareholders' equity                              $  626,568            $  357,954
                                                                       ================      ================

  The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                                ANDRX CORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except for share and per share amounts)

                                                                         Three Months Ended                 Nine Months Ended
                                                                           September 30,                      September 30,
                                                                        2000             1999              2000             1999
                                                                   -------------    --------------    -------------    -------------
Revenues
  Distributed products                                             $     85,019      $     66,113      $    231,653    $    195,246
  Manufactured products                                                  43,101            42,092           133,209          82,981
  Stipulation fees                                                            -                 -                 -          70,733
  Licensing and other                                                     4,126             3,210            11,443           4,939
                                                                   -------------    --------------    -------------    -------------

Total revenues                                                          132,246           111,415           376,305         353,899
                                                                   -------------    --------------    -------------    -------------

Operating expenses
  Cost of goods sold                                                     78,038            59,880           214,298         172,326
  Selling, general and administrative                                    16,088            14,288            41,968          40,608
  Research and development                                               14,646             6,129            33,340          16,689
  Cybear Internet operating expenses                                      9,196             3,886            22,193          10,626
  Reorganization costs                                                    2,098                 -             2,098               -
                                                                   -------------    --------------    -------------    -------------

Total operating expenses                                                120,066            84,183           313,897         240,249
                                                                   -------------    --------------    -------------    -------------

Income from operations                                                   12,180            27,232            62,408         113,650

Other income (expense), net
  Minority interest in Cybear                                               901               779             4,146           1,593
  Gain on sale of Cybear shares                                               -                 -                 -             300
  Interest income                                                         4,498             1,251             8,813           2,154
  Interest expense                                                          (40)             (510)             (735)         (1,147)
                                                                   -------------    --------------    -------------    -------------

Income before income taxes                                               17,539            28,752            74,632         116,550

Income taxes                                                              6,782            10,925            30,762          42,899
                                                                   -------------    --------------    -------------    -------------

Net income                                                         $     10,757      $     17,827      $     43,870    $     73,651
                                                                   =============    ==============    =============    =============

EARNINGS (LOSS) PER SHARE (See Note 3)

ANDRX COMMON STOCK:
Net income                                                         $     16,056      $     17,827      $     49,169    $     73,651
                                                                   =============    ==============    =============    =============

Net income per Andrx common stock:
Basic                                                              $       0.23      $       0.28      $       0.75    $       1.19
                                                                   =============    ==============    =============    =============

Diluted                                                            $       0.22      $       0.27      $       0.72    $       1.13
                                                                   =============    ==============    =============    =============

Weighted average shares outstanding:
Basic                                                                69,076,000        62,828,000        65,892,000      61,644,000
                                                                   =============    ==============    =============    =============

Diluted                                                              71,862,000        65,406,000        68,629,000      64,898,000
                                                                   =============    ==============    =============    =============

CYBEAR COMMON STOCK:
Net loss                                                           $     (5,299)                       $     (5,299)
                                                                   =============                      =============

Basic and diluted net loss per Cybear common stock                 $      (0.35)                       $      (0.35)
                                                                   =============                      =============

Basic and diluted weighted average shares outstanding                15,203,000                          15,203,000
                                                                   =============                      =============

  The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                                ANDRX CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                  ----------------------------------
                                                                                       2000               1999
                                                                                  ---------------    ---------------
   Cash flows from operating activities
     Net income                                                                   $    43,870        $     73,651
     Adjustments to reconcile net income to net cash
       provided by operating activities
       Depreciation and amortization                                                    6,441               3,016
       Minority interest                                                               (4,146)             (1,593)
       Gain on sale of Cybear shares                                                        -                (300)
       Income tax benefits related to exercises of stock options                       18,013               5,871
       Changes in operating assets and liabilities:
         Accounts receivable, net                                                         978             (41,616)
         Inventories                                                                      457             (41,420)
         Prepaid and other assets                                                       4,429             (10,365)
         Accounts payable and accrued liabilities                                      (7,721)             38,193
         Income taxes payable                                                         (15,730)              1,739
                                                                                  ---------------    ---------------

         Net cash provided by operating activities                                     46,591              27,176
                                                                                  ---------------    ---------------

   Cash flows from investing activities
     Purchases of investments available-for-sale, net                                (121,256)            (60,532)
     Purchases of property, plant and equipment                                       (31,334)            (14,801)
     Acquisition of Valmed Pharmaceutical, Inc., net of cash acquired                 (15,195)                  -
     Acquisition of Telegraph Consulting Corporation                                        -              (1,177)
     Costs associated with purchase of Cybear minority interest                        (2,838)                  -
                                                                                  ---------------    ---------------

         Net cash used in investing activities                                       (170,623)            (76,510)
                                                                                  ---------------    ---------------

   Cash flows from financing activities
     Net proceeds from Andrx's public share offering                                  235,819                   -
     Proceeds from exercises of stock options and warrants                              6,070               6,324
     Net borrowings (repayments) under bank loan                                      (20,226)             16,060
     Net proceeds from Cybear's public equity offering                                      -              50,787
     Net proceeds from sale of Cybear shares                                                -                 300
     Capital transactions of Cybear, net                                                  363                 122
                                                                                  ---------------    ---------------

         Net cash provided by financing activities                                    222,026              73,593
                                                                                  ---------------    ---------------

   Net increase in cash and cash equivalents                                           97,994              24,259

   Cash and cash equivalents, beginning of period                                      32,555              17,459
                                                                                  ---------------    ---------------

   Cash and cash equivalents, end of period                                       $   130,549        $     41,718
                                                                                  ===============    ===============

   Supplemental disclosure of cash paid during the period for

         Interest                                                                 $       735        $      1,147
                                                                                  ===============    ===============

         Income taxes                                                             $    28,940        $     35,290
                                                                                  ===============    ===============

   Supplemental disclosure of non-cash investing activities

     Value of Cybear common stock issued                                          $    17,363                   -
     Less book value of minority interest at acquisition date                          (9,757)                  -
                                                                                  ---------------    ---------------
     Goodwill resulting from purchase of Cybear minority interest                 $     7,606                   -
                                                                                  ===============    ===============

  The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                                ANDRX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)

1.       GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements for each period include the balance sheets, results of operations and cash flows of Andrx Corporation. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's unaudited financial position and results of operations. The unaudited results of operations for the three and nine months ended September 30, 2000 and cash flows for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Andrx and Cybear Annual Reports on Form 10-K for the year ended December 31, 1999.

         In May 1999 and March 2000, Andrx implemented two-for-one stock splits in the form of 100% stock dividends. All shares of Andrx common stock and per share amounts included herein give effect to these stock splits.

         Certain prior year amounts have been reclassified to conform to the current period presentation.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101") which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 for the Company is the quarter ending December 31, 2000. The Company continues to evaluate the impact of the provisions that SAB 101 will have on revenue recognition in future periods. Based on the Company's initial evaluation, management believes SAB 101 will not have a material impact on its future results of operations.

                                ANDRX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)


2.       CORPORATE STRUCTURE

         On September 7, 2000, Andrx completed a reorganization whereby it acquired the outstanding equity of Cybear that it did not own, reincorporated in Delaware, and created two new classes of common stock: Andrx common stock to track the performance of Andrx Corporation other than its ownership of Cybear and Cybear common stock to track the performance of Cybear. In connection with the reorganization, Andrx shareholders exchanged each share of common stock held for one share of Andrx common stock and .1489 shares of Cybear common stock and Cybear shareholders other than Andrx exchanged each share of common stock held for one share of Cybear common stock. The reorganization was effective as of September 7, 2000.

         Subsequent to the reorganization, Andrx Corporation is presenting consolidated financial statements and also separate financial statements relating to the business of Andrx and the business of Cybear. Holders of Andrx common stock and Cybear common stock have no specific rights to assets of Andrx or Cybear as Andrx Corporation holds title to all its assets and is responsible for all of its liabilities, regardless of how it allocates assets and liabilities among the classes of common stocks for financial statement presentation purposes. Holders of Andrx common stock and Cybear common stock are therefore subject to the risks of investing in the businesses, assets and liabilities of Andrx Corporation as a whole. For instance, the assets allocated to each class of common stock may be subject to Company-wide claims of creditors and stockholder litigation.

         Andrx Corporation's consolidated financial statements include consolidated operating results, along with net income (loss), basic and diluted earnings (loss) per share, basic and diluted shares outstanding for each series of common stock. The consolidated financial statements do not reflect consolidated basic and diluted earnings (loss) per share since there is no underlying equity security related to the consolidated financial results.

                                ANDRX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)

3.        EARNINGS (LOSS) PER SHARE

         As a result of the reorganization, Andrx Corporation's earnings for the three and nine months ended September 30, 2000 have been allocated to each series of common stock. The net income used in computing net income per share of Andrx common stock is based on the consolidated results of Andrx, including the majority ownership of Cybear through September 6, 2000 and the net income of Andrx, excluding Andrx' 100% ownership of Cybear from September 7, 2000 to September 30, 2000. The shares used in computing the net income per share of Andrx common stock are based on the weighted average shares of Andrx common stock outstanding for the three and nine months ended September 30, 2000 and 1999. The net loss and shares used in the computation of net loss per share of Cybear common stock for the three and nine months ended September 30, 2000 are based solely on the period from September 7, 2000 (the effective date of issuance of Cybear common stock) to September 30, 2000.

         There are no antidiutive options to purchase Andrx common stock for the three months ended September 30, 2000 and 1999. For the nine months ended September 30, 2000 and 1999, antidilutive options to purchase 12,902 and 40,250, respectively, weighted average shares of Andrx common stock were outstanding. The computation of Andrx diluted net income per share for the nine months ended September 30, 2000 excludes the effects of these options as such effect are antidilutive.

         For all periods presented, the Cybear basic and diluted net loss per share is based on the weighted average number of shares of the Cybear common stock outstanding since the effect of common stock equivalents was antidilutive. Antidilutive Cybear common stock equivalents consisted of options and warrants to purchase 1,544,545 shares of Cybear common stock.

         The following table reconciles the consolidated net income in the Andrx Corporation consolidated financial statements to the separately presented financial statements and reflects pro forma earnings (loss) per share of Andrx and Cybear:

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                        ---------------------------   ---------------------------
                                                            2000           1999           2000           1999
                                                        ---------------------------   ---------------------------
Andrx Corporation consolidated net income               $     10,757   $     17,827   $     43,870   $     73,651
                                                        ---------------------------   ---------------------------

Add back Cybear net loss included above:
  Subsequent to reorganization                                 5,299             --          5,299             --
  Prior to reorganization                                      3,175          3,203         14,974          6,508
                                                        ---------------------------   ---------------------------
Cybear net loss                                                8,474          3,203         20,273          6,508
Less minority ownership in Cybear net losses
  prior to the reorganization                                   (901)          (779)        (4,146)        (1,593)
Less gain on sale of Cybear shares                                --             --             --           (300)
Intercompany eliminations (including income taxes)                33            (30)            (4)           551
                                                        ---------------------------   ---------------------------
Pro forma Andrx net income (excluding
  Andrx' ownership of Cybear)                           $     18,363   $     20,221   $     59,993   $     78,817
                                                        ===========================   ===========================
Pro forma earnings per share
          Basic                                         $       0.27   $       0.32   $       0.91   $       1.28
                                                        ===========================   ===========================
          Diluted                                       $       0.26   $       0.31   $       0.87   $       1.21
                                                        ===========================   ===========================
Pro forma weighted average shares outstanding
          Basic                                           69,076,000     62,828,000     65,892,000     61,644,000
                                                        ===========================   ===========================
          Diluted                                         71,862,000     65,406,000     68,629,000     64,898,000
                                                        ===========================   ===========================

Cybear net loss                                         $     (8,474)  $     (3,203)  $    (20,273)  $     (6,508)
                                                        ===========================   ===========================
Pro forma basic and diluted loss per share              $      (0.56)  $      (0.21)  $      (1.33)  $      (0.43)
                                                        ===========================   ===========================
Pro forma weighted average shares outstanding             15,203,000     15,203,000     15,203,000     15,203,000
                                                        ===========================   ===========================

         For all periods presented, for the Cybear pro forma presentation, shares outstanding of the Cybear common stock are assumed to be the weighted average shares outstanding of Cybear common stock for the period from the reorganization to September 30, 2000.

4.       INCOME TAXES

         For the three and nine months ended September 30, 2000, the Company provided $6,782 and $30,762, respectively, for Federal and state income taxes or 39% and 41% of income before income taxes. For the three and nine months ended September 30, 2000, the Company provided for income taxes in excess of the expected annual effective combined Federal and state statutory rate of 37%, primarily due to Andrx's inability to utilize its share of the losses of Cybear during the period of June 23, 1999 (when Andrx's ownership of Cybear was reduced below 80%) through September 6, 2000 (the day preceding the effective date of the reorganization). Accordingly, Cybear is excluded from Andrx Corporation's consolidated tax return and will file as a separate tax entity for all periods from June 23, 1999 through September 6, 2000. Beginning on the effective date of the reorganization, for tax purposes, Cybear's results of operations will be included in the consolidated tax return of Andrx Corporation, as Andrx Corporation owns 100% of Cybear.

                                ANDRX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)

         For the three and nine months ended September 30, 1999, Andrx provided $10,925 and $42,899, for Federal and state income taxes or 38% and 37%, respectively, of income before income taxes. Andrx was not required to provide for Federal and state income taxes at 39%, the then expected annual effective combined Federal and state statutory rate primarily due to the utilization of its net operating loss carryforwards, offset by Andrx's inability to utilize Cybear's expected net losses incurred from June 23, 1999 through September 6, 2000.

         In connection with the reorganization, Cybear and the other members of the Andrx Corporation consolidated group entered into, among other things, a Federal and state tax sharing agreement. Andrx Corporation will utilize the separate return method of accounting for purposes of allocating Federal and state consolidated income tax liabilities among group members. Under the terms of the tax sharing agreement, a member of the group will be allocated its income tax benefits and expenses in the year generated. Except as set forth in the supplement referred to below, to the extent a member cannot utilize its income tax benefits in the year generated, that member will not be compensated in that year by other members of the Andrx Corporation consolidated group for utilization of those benefits. Instead, if and when a member leaves the group, Andrx Corporation may elect to reimburse that member for any unreimbursed income tax benefits utilized. That reimbursement will take the form of a capital investment by Andrx Corporation, for which it will receive stock. In the case of any "tracking stock" members, such as Cybear, the stock received by Andrx Corporation shall be in the form of Cybear common stock. In addition, if any member of the group causes another member to become subject to state income tax in a state where it would otherwise not be taxed on a separate company basis, the member causing the income tax liability shall be fully responsible for the state income tax of the other member. Subsequent to the reorganization, any income tax benefits that Cybear is unable to utilize on a separate company basis will be allocated to Andrx.

         In October 2000, Andrx Corporation and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by Andrx Corporation for specific tax benefits utilized by Andrx Corporation in connection with an election Cybear made on its 1999 Federal corporate tax return to amortize certain expenses and/or attributes over a period of ten years and agrees that it will make such election again on its separate 2000 Federal corporate tax return for the period from January 1, 2000 to September 6, 2000 for certain expenses and/or attributes incurred within that period. Such reimbursements from the Company will be accounted for by Cybear as a capital contribution. As a result of the supplement to the tax sharing agreement, Cybear may get reimbursed for the after-tax effect of amortizing approximately $6,000 of such expenses over 10 years.

         Under the provisions of the tax sharing agreement related to the reorganization, for financial statement purposes, at such time as Cybear achieves profitability, or is otherwise able to recognize its tax benefits under accounting principles generally accepted in the United States, if ever, Cybear will recognize the benefit of its accumulated income tax benefits (which had previously been utilized by Andrx) in its statement of operations with a corresponding decrease to Cybear's equity (i.e., effectively accounted for as a non-cash dividend). To the extent Andrx is profitable and is able to utilize such tax benefit and Cybear is generating losses, it is expected that Andrx's effective tax rate will be less than the statutory Federal and state rate. If Cybear attains profitability or is otherwise able to recognize its tax benefits, Andrx' effective tax rate may be greater than the statutory Federal and state income tax rate to the extent of Cybear's then unreimbursed accumulated tax benefits that can be realized (Andrx will then reverse the tax benefits previously recorded, i.e., effectively transferring such tax benefits to Cybear in the form of a non-cash equity transaction).

         In connection with the reorganization, Andrx Corporation changed its method of accounting for allocating income taxes to Andrx and Cybear from the pro rata method to the separate return method.

         The following table indicates the activity in the valuation allowance against the Company's deferred tax assets:

                                                             Three Months Ended                 Nine Months Ended
                                                               September 30,                      September 30,
                                                       -------------------------------    -------------------------------
                                                           2000              1999             2000              1999
                                                       -------------     -------------    -------------     -------------
Balance, beginning of period                           $   (8,322)       $   (5,687)      $   (3,957)       $   (7,989)
Utilized                                                    1,665             2,354            1,665             5,042
Provided for Cybear, separate company                      (1,175)           (1,794)          (5,540)           (2,180)
                                                       -------------     -------------    -------------     -------------
Balance, end of period                                 $   (7,832)       $   (5,127)      $   (7,832)       $   (5,127)
                                                       =============     =============    =============     =============

         Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, as of September 30, 2000, the Company recorded a valuation allowance to reserve against 100% of the net deferred income tax assets that can only be utilized by Cybear on a separate company basis of $7,832, which resulted in the period from June 23, 1999 through September 6, 2000. From September 7, 2000 to September 30, 2000, under the provisions of the tax sharing agreement, Andrx recorded a tax benefit of approximately $2,000. Under the provisions of the supplement to the tax sharing agreement, Andrx recorded a tax benefit of $1,665.

         Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%.

                                ANDRX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)


5.       JOINT VENTURES


         In November 2000, Andrx Corporation and Watson Pharmaceuticals, Inc. ("Watson") amended the terms of the ANCIRC joint venture agreement. This joint venture relates to the development, manufacture and sale of up to eight bioequivalent controlled-release pharmaceutical products, two of which, bioequivalent versions of Trental(R) and Oruvail(R), have already been approved by the United States Food and Drug Administration ("FDA"). Under the amendment, Andrx Corporation is solely responsible for all of the costs to develop, manufacture and sell the remaining six products, and Watson may receive a royalty on net sales, if any, from the commercialization of those products. The amendment also provides that Andrx Corporation may elect to discontinue its efforts to develop any of these six products at any time. The 50/50 joint venture relationship for the two marketed products is continuing.

         In August 2000, Andrx Corporation entered into CARAN, a 50/50 joint venture with Carlsbad Technology, Inc. ("Carlsbad") to develop, manufacture and sell three bioequivalent pharmaceutical products, all of which have been filed with the FDA. Carlsbad developed and will manufacture the products and Andrx will distribute such products.

         Equity in the losses of the joint ventures, primarily research and development expenses, are included in "Research and development" expenses in the Unaudited Consolidated Statements of Income, included herein. Separate results of the joint ventures are not presented because the results are not material.

6.       COMPREHENSIVE INCOME

         The components of the Company's comprehensive income are as follows:

                                                             Three Months Ended                 Nine Months Ended
                                                               September 30,                      September 30,
                                                       -------------------------------    -------------------------------
                                                           2000              1999             2000              1999
                                                       -------------     -------------    -------------     -------------
Net income                                             $  10,757          $ 17,827         $  43,870         $ 73,651
Unrealized gain (loss) on investments
  available-for-sale, net                                     (5)              (49)               48              (75)
                                                       -------------     -------------    -------------     -------------

Comprehensive income                                   $  10,752          $ 17,778         $  43,918         $ 73,576
                                                       =============     =============    =============     =============

                                ANDRX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)


7.       BUSINESS SEGMENTS

         The Company operates in the following business segments:

         o Anda, Inc. ("Anda") markets and distributes generic pharmaceuticals manufactured by third parties primarily to independent pharmacies and non-warehousing chains. Anda includes the activity of Valmed Pharmaceuticals, Inc. after the acquisition date of March 15, 2000. Anda operating results exclude participation in the sales of products developed and manufactured by Andrx Pharmaceuticals, Inc. ("Andrx Pharm").

         o Andrx Pharm develops bioequivalent versions of selected controlled-release brand name pharmaceuticals utilizing its proprietary drug delivery technologies and manufactures and sells such products.

         o Aura Laboratories, Inc. ("Aura Labs") applies the proprietary drug delivery technologies developed by Andrx Pharm to the development of brand name controlled-release formulations of existing drugs.

         o Cybear is an information technology company that is using the Internet to improve the efficiency of clinical, administrative and communications tasks associated with patient care from providers through the secure and reliable transmission of this information.

         The category "Corporate and Other" consists of corporate headquarters, which includes general and administrative expenses, interest income, income taxes and adjustments for minority interest.

         The Company evaluates the performance of the segments after all intercompany sales are eliminated. The allocation of income taxes is not evaluated at the segment level.

                                ANDRX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)


     The following table presents financial information by business segment:

                                                       Three Months Ended
                                                       September 30, 2000
---------------------------------------------------------------------------------------------------------------------------------

                                                       Andrx             Aura                        Corporate &
                                     Anda              Pharm             Labs          Cybear           Other        Consolidated
                                 --------------    --------------     -----------    ------------     -----------    ------------
Revenues                          $   82,732        $   47,152         $      -       $   2,362        $      -      $  132,246
Income (loss) from operations          4,062            27,652           (5,739)         (8,962)         (4,833)         12,180
Interest income                            -                 -                -             455           4,043           4,498
Interest expense                         (40)                -                -               -               -             (40)
Total assets, end of period          154,541            97,606              223          44,035         330,163         626,568

                                                       Three Months Ended
                                                       September 30, 1999
---------------------------------------------------------------------------------------------------------------------------------

                                                       Andrx             Aura                        Corporate &
                                     Anda              Pharm             Labs          Cybear           Other        Consolidated
                                 --------------    --------------     -----------    ------------     -----------    ------------
Revenues                          $   66,101        $   45,223         $      -       $      91        $      -      $  111,415
Income (loss) from operations          4,821            31,596           (2,557)         (3,807)         (2,821)         27,232
Interest income                            -                 -                -             634             617           1,251
Interest expense                        (510)                -                -               -               -            (510)
Total assets, end of period          118,238            76,556              133          55,600          65,501         316,028

                                                       Nine Months Ended
                                                       September 30, 2000
---------------------------------------------------------------------------------------------------------------------------------

                                                       Andrx             Aura                        Corporate &
                                     Anda              Pharm             Labs          Cybear           Other        Consolidated
                                 --------------    --------------     -----------    ------------     -----------    ------------
Revenues                          $  228,039        $  144,436         $      -       $   3,830        $      -      $  376,305
Income (loss) from operations         11,077            95,233          (12,655)        (21,788)         (9,459)         62,408
Interest income                            -                 -                -           1,519           7,294           8,813
Interest expense                        (735)                -                -               -               -            (735)

                                                       Nine Months Ended
                                                       September 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
                                                       Andrx            Aura                         Corporate &
                                     Anda              Pharm            Labs           Cybear          Other        Consolidated
                                 --------------    --------------    -----------    -------------    -----------    -------------
Revenues                          $  195,234        $  158,568         $      -       $      97        $      -      $  353,899
Income (loss) from operations         16,849           119,854           (5,525)         (9,729)         (7,799)        113,650
Interest income                            -                 -                -             684           1,470           2,154
Interest expense                      (1,147)                -                -               -               -          (1,147)

                                ANDRX CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)

8.       CONTINGENCIES

         On June 6, 2000, the United States District Court for the Eastern District of Michigan granted plaintiffs' motion for partial summary judgment against the Company and Aventis S.A. ("Aventis" or "HMRI") in the pending putative class actions. The District Court determined that the Stipulation and Agreement ("Stipulation") the Company had entered into with Aventis relating to their Cardizem(R) CD patent litigation constitutes a restraint of trade that is illegal per se under section 1 of the Sherman-Antitrust Act. On August 15, 2000, the District Court granted the Company's and Aventis' motions to certify two questions relating to this determination to the United States Court of Appeals. Thereafter, as required under Federal Rules of Appellate Procedure, the Company and Aventis have now filed motions requesting the appellate court to accept the appeal as certified by the District Court. Those motions are still pending. Also, on September 20, 2000, the District Court granted plaintiffs' motions to amend their complaints to allege a nationwide class of purchasers suing under State unjust enrichment laws. In due course, the Company and Aventis will be given the opportunity to make motions to dismiss these new claims.

         On October 26, 2000, the Federal district court in the District of Columbia denied motion for reconsideration of the court's January 6, 2000 decision dismissing Biovail Corporation's ("Biovail") antitrust counterclaims against the Company and reconfirmed that dismissal. The court found that any "potential delay in the marketing of generic versions of Cardizem was more directly caused by the applicable statutory scheme than by any agreement between Andrx and HMRI" and, as such, "Biovail's allegation that it has been unable to compete in the generic Cardizem market does not flow from the allegedly unlawful agreement between Andrx and HMRI." Biovail has appealed this denial of reconsideration and has sought to consolidate that appeal with its pending appeal of the original order dismissing its counterclaims. Oral argument of that appeal is scheduled to take place in early 2001.

         Although management is unable to predict the outcome of the litigation described above, it continues to believe that its actions were lawful and in fact enabled Andrx to market its bioequivalent Cardizem CD sooner.

         In the multi-district litigation pending in the Federal district court for the Southern District of New York with respect to the Company's bioequivalent version of Prilosec(R), Astra has filed a belated motion to amend the complaint in order to assert infringement claims against the Company under an additional patent. The Company has opposed this motion.

         The Southeast Regional office of the SEC has commenced an informal inquiry of Cybear with respect to the relationships and agreements between Cybear and Andrx, particularly with respect to Cybearclub LC, a joint venture between Cybear and Andrx that is intended to promote the distribution of healthcare products to physician offices through the Internet ("Cybearclub"). Cybear is cooperating voluntarily with the SEC.

         In June 2000, Cybear received a claim from Nicebid.com for damages allegedly incurred by Nicebid.com as a result of alleged breaches of an Internet commerce contract between Nicebid.com and Telegraph Consulting Corporation ("TCC"). Cybear acquired TCC in 1999. Nicebid.com has requested that this matter be submitted to arbitration if it cannot be resolved amicably. Cybear is currently evaluating the claim and intends to vigorously defend against the claim.

         Except as stated above, there have been no other material developments in any legal matters described in Andrx' Annual Report on Form 10-K for the year ended December 31, 1999 and quarterly reports on Form 10-Q for the periods ended March 31, 2000 and June 30, 2000.

9.       SUBSEQUENT EVENT

         On November 16, 2000, the Company entered into a definitive agreement to acquire CTEX Pharmaceuticals, Inc., a privately owned pharmaceutical sale and marketing company based in Jackson, Mississippi. The acquisition is for $30,000, subject to adjustment, comprised of Andrx common stock and cash, and will be accounted for using the purchase method of accounting. The acquisition is subject to various closing conditions. The Company expects that the closing will occur by the first quarter of 2001.

                                      ANDRX
       (representing Andrx Corporation other than its ownership of Cybear)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)

                                                                                   September 30,          December 31,
                                                                                       2000                  1999
                                                                                   -------------          ------------
ASSETS
Current assets
  Cash and cash equivalents                                                       $   126,779           $    17,795
  Investments available-for-sale, at market value                                     197,894                64,791
  Accounts receivable, net                                                             75,064                71,928
  Inventories                                                                          82,476                78,771
  Deferred income tax assets, net                                                      18,431                18,442
  Prepaid and other current assets, net                                                 8,966                 7,335
                                                                                  -----------           -----------

    Total current assets                                                              509,610               259,062

Property, plant and equipment, net                                                     60,101                34,747
Other assets, net                                                                      14,545                 8,298
                                                                                  -----------           -----------

    Total assets                                                                  $   584,256           $   302,107
                                                                                  ===========           ===========

LIABILITIES AND ANDRX EQUITY
Current liabilities
  Accounts payable                                                                $    54,532           $    51,611
  Accrued liabilities                                                                  28,160                32,860
  Bank loan                                                                                 -                20,226
  Income taxes payable                                                                      -                15,730
                                                                                  -----------           -----------

    Total current liabilities                                                          82,692               120,427

Commitments and contingencies (Notes 7 and 8)

Andrx equity                                                                          501,564               181,680
                                                                                  -----------           -----------

    Total liabilities and Andrx equity                                            $   584,256           $   302,107
                                                                                  ===========           ===========


  The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                                      ANDRX
       (representing Andrx Corporation other than its ownership of Cybear)
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except for share and per share amounts)

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                     2000             1999              2000             1999
                                                 -------------    -------------     -------------    --------------
Revenues
  Distributed products                           $   82,732       $   66,101         $  228,039       $  195,234
  Manufactured products                              43,101           42,092            133,209           82,981
  Stipulation fees                                        -                -                  -           70,733
  Licensing fees                                      4,051            3,131             11,227            4,832
                                                 ----------       ----------         ----------       ----------

Total revenues                                      129,884          111,324            372,475          353,780
                                                 ----------       ----------         ----------       ----------

Operating expenses
  Cost of goods sold                                 75,910           59,868            210,873          172,313
  Selling, general and administrative                16,088           14,288             41,968           40,608
  Research and development                           14,646            6,129             33,340           16,689
  Reorganization costs                                2,098                -              2,098                -
                                                 ----------       ----------         ----------       ----------

Total operating expenses                            108,742           80,285            288,279          229,610
                                                 ----------       ----------         ----------       ----------

Income from operations                               21,142           31,039             84,196          124,170
Other income (expense)
  Interest income                                     4,043              617              7,294            1,470
  Interest expense                                      (40)            (510)              (735)          (1,147)
                                                 ----------       ----------         ----------       ----------

Income before income taxes                           25,145           31,146             90,755          124,493

Income taxes                                          6,782           10,925             30,762           45,676
                                                 ----------       ----------         ----------       ----------

Net income                                       $   18,363       $   20,221         $   59,993       $   78,817
                                                 ==========       ==========         ==========       ==========


  The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                                      ANDRX
       (representing Andrx Corporation other than its ownership of Cybear)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                   ---------------------------------
                                                                                        2000               1999
                                                                                   --------------     --------------
           Cash flows from operating activities
             Net income                                                            $    59,993         $    78,817
             Adjustments to reconcile net income to net cash
               provided by operating activities:
               Depreciation and amortization                                             4,068               2,325
               Income tax benefits related to exercises of stock options                18,013               5,871
               Changes in operating assets and liabilities:
                 Accounts receivable, net                                                2,459             (41,533)
                 Inventories                                                               457             (41,420)
                 Prepaid and other assets                                                2,297              (8,048)
                 Accounts payable and accrued liabilities                               (8,087)             38,450
                 Income taxes payable                                                  (15,730)              1,739
                                                                                   -----------         -----------

                 Net cash provided by operating activities                              63,470              36,201
                                                                                   -----------         -----------

           Cash flows from investing activities:
             Purchases of investments available-for-sale, net                         (133,132)            (22,571)
             Purchases of property, plant and equipment                                (27,868)            (12,909)
             Acquisition of Valmed Pharmaceutical, Inc., net of cash acquired          (15,195)                  -
                                                                                   -----------         -----------

                 Net cash used in investing activities                                (176,195)            (35,480)
                                                                                   -----------         -----------

           Cash flows from financing activities
             Net proceeds from public equity offering                                  235,819                   -
             Proceeds from exercises of stock options and warrants                       6,070               6,324
             Net borrowings (repayments) under bank loan                               (20,226)             16,060
             Advances to Cybear, net of Andrx' utilization of Cybear's
               income tax attributes and other                                              46              (5,477)
                                                                                   -----------         -----------

                 Net cash provided by financing activities                             221,709              16,907
                                                                                   -----------         -----------

           Net increase in cash and cash equivalents                                   108,984              17,628

           Cash and cash equivalents, beginning of period                               17,795              17,455
                                                                                   -----------         -----------

           Cash and cash equivalents, end of period                                $   126,779         $    35,083
                                                                                   ===========         ===========

           Supplemental disclosure of cash paid during the period for:

                 Interest                                                          $       735         $     1,147
                                                                                   ===========         ===========

                 Income taxes                                                      $    28,940         $    35,290
                                                                                   ===========         ===========


  The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                                      ANDRX
       (representing Andrx Corporation other than its ownership of Cybear)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)

1.       GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements for Andrx have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Andrx's unaudited financial position and results of operations. The unaudited results of operations for the three and nine months ended September 30, 2000 and cash flows for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 2000. The unaudited consolidated financial statements of Andrx should be read in conjunction with the consolidated financial statements and related notes of Andrx included in Andrx's Annual Report on Form 10-K for the year ended December 31, 1999 and the Andrx Corporation consolidated financial statements as of and for the three and nine months ended September 30, 2000 and 1999, included herein on pages 4 through 14.

         In December 1999, the SEC issued SAB No. 101 which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 for Andrx is the quarter ending December 31, 2000. Andrx continues to evaluate the impact of the provisions that SAB 101 will have on revenue recognition in future periods. Based on Andrx's initial evaluation, management believes SAB 101 will not have a material impact on its future results of operations.

2.       CORPORATE STRUCTURE

         Andrx Corporation is presenting the consolidated financial information of Andrx in these Andrx unaudited consolidated financial statements. Andrx common stock is common stock of Andrx Corporation, but is designed to reflect the businesses of Andrx Corporation other than its ownership Cybear. Holders of Andrx common stock have no specific rights to the assets of Andrx, as Andrx Corporation continues to hold title to all of Andrx' assets and is responsible for all of its liabilities, regardless of how it allocates assets and liabilities among the classes of common stocks for financial statement presentation purposes. Holders of Andrx common stock are therefore subject to the risks of investing in the businesses, assets and liabilities of Andrx Corporation as a whole. For instance, the assets allocated to each class of common stock are subject to Company-wide claims of creditors and stockholder litigation.

                                      ANDRX
       (representing Andrx Corporation other than its ownership of Cybear)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)

         Although the reorganization that enables Cybear's results to be excluded from Andrx became effective on September 7, 2000, the Unaudited Consolidated Statements of Income included herein, exclude the results of Cybear for all periods presented.

                                      ANDRX
       (representing Andrx Corporation other than its ownership of Cybear)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)

3.       INCOME TAXES

         Under the provisions of the tax sharing agreement related to the reorganization, for financial statement purposes, at such time as Cybear achieves profitability, or is otherwise able to recognize its tax benefits under accounting principles generally accepted in the United States, if ever, Cybear will recognize the benefit of its accumulated income tax benefits (which had previously been utilized by Andrx) in its statement of operations with a corresponding decrease to Cybear's total equity (i.e., effectively accounted for as a non-cash dividend). To the extent Andrx is profitable and is able to utilize such tax benefit and Cybear is generating losses, it is expected that Andrx's effective tax rate will be less than the statutory Federal and state rate. If Cybear attains profitability or is otherwise able to recognize its tax benefits, Andrx' effective tax rate may be greater than the statutory Federal and state income tax rate to the extent of Cybear's then unreimbursed accumulated tax benefits that can be realized (Andrx will then reverse the tax benefits previously recorded, i.e., effectively transferring such tax benefits to Cybear in the form of a non-cash equity transaction).

         In connection with the reorganization, Andrx Corporation changed its method of accounting for allocating income taxes to Andrx and Cybear from the pro rata method to the separate return method.

         In October 2000, Andrx Corporation and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by the Company for specific tax benefits utilized by Andrx Corporation in connection with an election Cybear made on its 1999 Federal corporate tax return to amortize certain expenses and/or attributes over a period of ten years and agrees that it will do so again on its separate 2000 Federal corporate tax return for the period from January 1, 2000 through September 6, 2000 for certain expenses and/or attributes incurred within that period. Such reimbursements will be accounted for by Cybear as a capital contribution. As a result of this agreement, Cybear may be reimbursed by Andrx for the after-tax effect of amortizing approximately $6,000 of such expenses over ten years.

         For the three and nine months ended September 30, 2000, Andrx provided $6,782 and $30,762 respectively, for Federal and state income taxes or 27% and 34%, respectively, of income before income taxes. For the three and nine months ended September 30, 2000, Andrx provided income taxes less than the effective statutory rate of 37% due to its ability to utilize certain post-reorganization tax benefits of Cybear in connection with the tax sharing agreement as supplemented, as Cybear cannot recognize the income tax benefits it creates, under the tax sharing agreement, Andrx will use and record such benefit. From September 7, 2000 to September 30, 2000, under the provisions of the tax sharing agreement, Andrx recorded a tax benefit of approximately $2,000. Under the provisions of the supplement to the tax sharing agreement, Andrx recorded a tax benefit of $1,665.

         For the three and nine months ended September 30, 1999, Andrx provided $10,925 and $45,676, respectively, for Federal and state income taxes or 35% and 37%, respectively, of income before income taxes. Andrx was not required to provide for Federal and state income taxes at 39%, the then expected annual effective combined Federal and state statutory rate due to the utilization of Andrx's net operating loss carryforwards.

                                      ANDRX
       (representing Andrx Corporation other than its ownership of Cybear)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)

         Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

4.       JOINT VENTURES

         In November 2000, Andrx Corporation and Watson amended the terms of the ANCIRC joint venture agreement. This joint venture relates to the development, manufacture and sale of up to eight bioequivalent controlled-release pharmaceutical products, two of which, bioequivalent versions of Trental(R) and Oruvail(R), have already been approved by the FDA. Under the amendment, Andrx Corporation is solely responsible for all of the costs to develop, manufacture and sell the remaining six products, and Watson may receive a royalty on net sales, if any, from the commercialization of those products. The amendment also provides that Andrx Corporation may elect to discontinue its efforts to develop any of these six products at any time. The 50/50 joint venture relationship for the two marketed products is continuing.

         In August 2000, Andrx entered into CARAN, the 50/50 joint venture with Carlsbad to develop, manufacture and sell three bioequivalent pharmaceutical products, all of have been filed with the FDA. Carlsbad developed and will manufacture the products and Andrx will distribute such products.

         Equity in the losses of the joint ventures, primarily research and development expenses, are included in "Research and development" expenses in the Unaudited Consolidated Statements of Income included herein. Separate results of the joint ventures are not presented because the results are not material.

                                      ANDRX
       (representing Andrx Corporation other than its ownership of Cybear)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)

5.       COMPREHENSIVE INCOME

         The components of Andrx's comprehensive income are as follows:

                                                             Three Months Ended                 Nine Months Ended
                                                               September 30,                      September 30,
                                                       -------------------------------    -------------------------------
                                                           2000              1999             2000              1999
                                                       -------------     -------------    -------------     -------------
Net income                                             $ 18,363            $ 19,746         $  59,993         $ 78,817
Unrealized gain (loss) on investments
  available-for-sale, net                                   (38)                 11               (18)             (15)
                                                       -------------     -------------    -------------     -------------

Comprehensive income                                   $ 18,325            $ 19,757         $  59,975         $ 78,802
                                                       =============     =============    =============     =============

6.       BUSINESS SEGMENTS

         Andrx operates in the following business segments:

         o Anda markets and distributes generic pharmaceuticals manufactured by third parties primarily to independent pharmacies and non-warehousing chains. Anda includes the activity of Valmed Pharmaceuticals, Inc. after the acquisition date of March 15, 2000. Anda operating results exclude participation in the sales of products developed and manufactured by Andrx Pharm.

         o Andrx Pharm develops bioequivalent versions of selected controlled-release brand name pharmaceuticals utilizing its proprietary drug delivery technologies and manufactures and sells such products.

         o Aura Labs applies the proprietary drug delivery technologies developed by Andrx Pharm to the development of brand name controlled-release formulations of existing drugs.

         The category "Corporate and Other" consists of corporate headquarters, which includes general and administrative expenses, interest income and income taxes.

                                      ANDRX
       (representing Andrx Corporation other than its ownership of Cybear)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)

         Andrx evaluates the performance of the segments after all intercompany sales are eliminated. The allocation of income taxes is not evaluated at the segment level.

         The following table presents financial information by business segment:

                                                Three Months Ended
                                                September 30, 2000
-----------------------------------------------------------------------------------------------------------------

                                                       Andrx             Aura        Corporate &
                                     Anda              Pharm             Labs          Other            Andrx
                                 --------------    --------------     -----------    -----------     ------------
Revenues                         $   82,732         $   47,152         $     -        $      -        $  129,884
Income (loss) from operations         4,062             27,652          (5,739)         (4,833)           21,142
Interest income                           -                  -               -           4,043             4,043
Interest expense                        (40)                 -               -               -               (40)
Total assets, end of period         156,264             97,606             223         330,163           584,256

                                               Three Months Ended
                                               September 30, 1999
-----------------------------------------------------------------------------------------------------------------

                                                       Andrx             Aura        Corporate &
                                     Anda              Pharm             Labs          Other            Andrx
                                 --------------    --------------     -----------    -----------     ------------
Revenues                         $   66,101         $   45,223         $     -        $      -        $  111,324
Income (loss) from operations         4,821             31,596          (2,557)         (2,821)           31,039
Interest income                           -                  -               -             617               617
Interest expense                       (510)                 -               -               -              (510)
Total assets, end of period         118,238             76,556             133          65,501           260,428

                                               Nine Months Ended
                                               September 30, 2000
-----------------------------------------------------------------------------------------------------------------

                                                       Andrx             Aura        Corporate &
                                     Anda              Pharm             Labs          Other            Andrx
                                 --------------    --------------     -----------    -----------     ------------
Revenues                         $  228,039         $  144,436         $     -        $      -        $  372,475
Income (loss) from operations        11,077             95,233         (12,655)         (9,459)           84,196
Interest income                           -                  -               -           7,294             7,294
Interest expense                       (735)                 -               -               -              (735)

                                              Nine Months Ended
                                              September 30, 1999
-----------------------------------------------------------------------------------------------------------------

                                                       Andrx             Aura        Corporate &
                                     Anda              Pharm             Labs          Other           Andrx
                                 --------------    --------------     -----------    -----------    -------------
Revenues                         $  195,234         $  158,546         $     -        $      -        $  353,780
Income (loss) from operations        16,849            119,854          (5,525)         (7,008)          124,170
Interest income                           -                  -               -           1,470             1,470
Interest expense                     (1,147)                 -               -               -            (1,147)

                                      ANDRX
       (representing Andrx Corporation other than its ownership of Cybear)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)


7.       CONTINGENCIES

         On June 6, 2000, the United States District Court for the Eastern District of Michigan granted plaintiffs' motion for partial summary judgment against the Andrx and Aventis S.A. ("Aventis" or "HMRI") in the pending putative class actions. The District Court determined that the Stipulation and Agreement ("Stipulation") Andrx had entered into with Aventis relating to their Cardizem(R) CD patent litigation constitutes a restraint of trade that is illegal per se under section 1 of the Sherman-Antitrust Act. On August 15, 2000, the District Court granted Andrx' and Aventis' motions to certify two questions relating to this determination to the United States Court of Appeals. Thereafter, as required under Federal Rules of Appellate Procedure, Andrx and Aventis have now filed motions requesting the appellate court to accept the appeal as certified by the District Court. Those motions are still pending. Also, on September 20, 2000, the District Court granted plaintiff's' motions to amend their complaints to allege a nationwide class of purchasers suing under State unjust enrichment laws. In due course, Andrx and Aventis will be given the opportunity to make motions to dismiss these new claims.

         On October 26, 2000, the Federal district court in the District of Columbia denied motion for reconsideration of the court's January 6, 2000 decision dismissing Biovail's antitrust counterclaims against the Company and reconfirmed that dismissal. The court found that any "potential delay in the marketing of generic versions of Cardizem was more directly caused by the applicable statutory scheme than by any agreement between Andrx and HMRI" and, as such, "Biovail's allegation that it has been unable to compete in the generic Cardizem market does not flow from the allegedly unlawful agreement between Andrx and HMRI." Biovail has appealed this denial of reconsideration and has sought to consolidate that appeal with its pending appeal of the original order dismissing its counterclaims. Oral argument of that appeal is scheduled to take place in early 2001.

         Although management is unable to predict the outcome of the litigation described above, it continues to believe that its actions were lawful and in fact enabled Andrx to market its bioequivalent Cardizem CD sooner.

         In the multi-district litigation pending in the Federal district court for the Southern District of New York with respect to the Andrx bioequivalent version of Prilosec (R), Astra has filed a belated motion to amend the complaint in order to assert infringement claims against the Company under an additional patent. The Company has opposed this motion.

         The Southeast Regional office of the SEC has commenced an informal inquiry of Cybear with respect to the relationships and agreements between Cybear and Andrx, particularly with respect to Cybearclub, a joint venture between Cybear and Andrx that is intended to promote the distribution of healthcare products to physician offices through the Internet. Cybear is cooperating voluntarily with the SEC.

         Except as stated above, there have been no other material developments in any legal matters described in Andrx's Annual Report on Form 10-K for the year ended December 31, 1999 and quarterly reports on Form 10-Q for the periods ended March 31, 2000 and June 30, 2000.

8.       SUBSEQUENT EVENT

         On November 16, 2000, Andrx entered into a definitive agreement to acquire CTEX Pharmaceuticals, Inc., a privately owned pharmaceutical sales and marketing company based in Jackson, Mississippi. The acquisition is for $30,000, subject to adjustment, comprised of Andrx common stock and cash, and will be accounted for using the purchase method of accounting. The acquisition is subject to various closing conditions. Andrx expects that the closing will occur by the first quarter of 2001.

                                     CYBEAR
                      (representing Cybear, a wholly owned
                        subsidiary of Andrx Corporation)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)

                                                                      September 30,            December 31,
                                                                           2000                    1999
                                                                   ---------------------    --------------------
ASSETS
Current Assets
  Cash and cash equivalents                                           $      3,770             $     11,922
  Investments available-for-sale, at market value                           14,284                   26,072
  Accounts receivable, net                                                   1,585                      104
  Convertible notes receivable, net                                          3,000                    3,000
  Prepaid and other current assets                                             488                    1,382
                                                                      ------------             ------------
  Total current assets                                                      23,127                   42,480

Property and equipment, net                                                  6,913                    5,126
Goodwill, net                                                               13,570                    3,819
Other assets, net                                                              425                    1,643
                                                                      ------------             ------------
  Total assets                                                        $     44,035             $     53,068
                                                                      ============             ============

LIABILITIES AND CYBEAR EQUITY
Current liabilities
  Accounts payable                                                    $        622             $        252
  Accounts payable to Andrx                                                  1,723                       59
  Accrued liabilities                                                        1,111                    2,779
                                                                      ------------             ------------
  Total current liabilities                                                  3,456                    3,090

Commitments and contingencies (Notes 7 and 10)

Cybear equity                                                               40,579                   49,978
                                                                      ------------             ------------
  Total liabilities and Cybear equity                                 $     44,035             $     53,068
                                                                      ============             ============



The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                                     CYBEAR
                      (representing Cybear, a wholly owned
                        subsidiary of Andrx Corporation)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except for share and per share amounts)

                                                                    Three Months Ended                    Nine Months Ended
                                                                      September 30,                         September 30,
                                                                 2000                1999              2000               1999
                                                            ---------------     ---------------   ---------------    ---------------
Revenues
  Cybearclub LC telemarketing product sales                 $     1,710          $       12        $     2,581         $       12
  Cybearclub LC Internet product sales                              385                   -                711                  -
  Other product sales                                               194                   -                321                  -
  Web development, hosting and other services                        71                  23                207                 23
  Subscription                                                       35                  56                 43                 83
                                                            -----------          ----------        -----------         ----------
Total revenues                                                    2,395                  91              3,863                118
                                                            -----------          ----------        -----------         ----------

Operating expenses
  Cost of sales                                                   2,128                  12              3,425                 12
  Network operations and operations support                       1,068                 763              3,276              2,186
  Product development                                               727                 988              2,515              2,134
  Selling, general and administrative                             1,843               1,804              6,652              4,685
  Depreciation and amortization                                   1,241                 361              2,563                901
  Merger costs                                                      317                   -              1,202                  -
  Other non-recurring charges                                     4,000                   -              6,022                  -
                                                            -----------          ----------        -----------         ----------
Total operating expenses                                         11,324               3,928             25,655              9,918
                                                            -----------          ----------        -----------         ----------

Loss from operations                                             (8,929)             (3,837)           (21,792)            (9,800)

Other income (expense)
  Interest income                                                   455                 634              1,519                684
  Interest expense on advances from Andrx                             -                   -                  -               (216)
                                                            -----------          ----------        -----------         ----------
Loss before income taxes                                         (8,474)             (3,203)           (20,273)            (9,332)

Income tax benefit                                                    -                   -                  -              2,824
                                                            -----------          ----------        -----------         ----------
Net loss                                                    $    (8,474)         $   (3,203)       $   (20,273)        $   (6,508)
                                                            ===========          ==========        ===========         ==========


The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                                     CYBEAR
                      (representing Cybear, a wholly owned
                        subsidiary of Andrx Corporation)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                           ------------------------------
                                                                               2000            1999
                                                                           --------------  --------------
Cash flows from operating activities
  Net loss                                                                 $  (20,273)      $  (6,508)
  Adjustments to reconcile net loss to net cash used in
   operating activities
    Depreciation and amortization                                               2,563             901
    Options granted to consultants                                                  -              90
    Changes in operating assets and liabilities
      Accounts receivable, net                                                 (1,481)            (83)
      Prepaid and other assets                                                  2,132          (2,397)
      Accounts payable and accrued liabilities                                    366            (257)
                                                                           ----------       ---------
      Net cash used in operating activities                                   (16,693)         (8,254)
                                                                           ----------       ---------

Cash flows from investing activities
  Proceeds from (purchases of) investments
    available-for-sale, net                                                    11,876         (37,961)
  Purchases of property and equipment                                          (3,656)         (2,022)
  Acquisition of Telegraph Consulting Corporation                                   -          (1,177)
                                                                           ----------       ---------
        Net cash provided by (used in) investing activities                     8,220         (41,160)
                                                                           ----------       ---------

Cash flows from financing activities
  Proceeds from exercises of stock options                                        321             157
  Proceeds from issuance of shares of common stock                                  -          50,787
  Advances from Andrx, net of Andrx utilization
    of Cybear's income tax attributes                                               -           5,101
                                                                           ----------       ---------
        Net cash provided by financing activities                                 321          56,045
                                                                           ----------       ---------

Net increase (decrease) in cash and cash equivalents                           (8,152)          6,631
Cash and cash equivalents, beginning of period                                 11,922               4
                                                                           ----------       ---------
Cash and cash equivalents, end of period                                   $    3,770       $   6,635
                                                                           ==========       =========

Supplemental disclosure of non-cash investing and financing activities:
  Purchase of Cybear minority interest by Andrx                            $   10,444       $       -
                                                                           ==========       =========

  Conversion of advances from Andrx into shares of common stock            $        -       $   7,446
                                                                           ==========       =========



The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                                     CYBEAR
                      (representing Cybear, a wholly owned
                        subsidiary of Andrx Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)

1.       GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements for Cybear have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly Cybear's unaudited financial position and results of operations. The unaudited results of operations for the three and nine months ended September 30, 2000 and cash flows for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 2000. The unaudited consolidated financial statements of Cybear should be read in conjunction with the consolidated financial statements and related notes in Andrx's Annual Report on Form 10-K and Cybear's Annual Report on Form 10-K for the year ended December 31, 1999 and Andrx Corporation consolidated financial statements as of and for the three and nine months ended September 30, 2000 and 1999, included herein, on pages 4 to 14.

         Certain prior period amounts have been reclassified to conform to current period presentation.

2.       CORPORATE STRUCTURE

         Andrx Corporation is presenting the consolidated financial information of Cybear in these Cybear unaudited consolidated financial statements. Cybear common stock is common stock of Andrx Corporation, but is designed to reflect the business of Cybear. Holders of Cybear common stock have no specific rights to the assets designated to Cybear, as Andrx Corporation continues to hold title to all of Cybear's assets and is responsible for all of its liabilities, regardless of how it allocates assets and liabilities among the classes of common stocks for financial statement presentation purposes. Holders of Cybear common stock are therefore subject to the risks of investing in the businesses, assets and liabilities of Andrx Corporation as a whole. For instance, the assets allocated to each class of common stock are subject to Company-wide claims of creditors and stockholder litigation.

                                     CYBEAR
                      (representing Cybear, a wholly owned
                        subsidiary of Andrx Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)

3.       INCOME TAXES

         Under the provisions of the tax sharing agreement related to the reorganization, for financial statement purposes, at such time as Cybear achieves profitability, or is otherwise able to recognize its tax benefits under accounting principles generally accepted in the United States, if ever, Cybear will recognize the benefit of its accumulated income tax benefits (which had previously been utilized by Andrx) in its statement of operations with a corresponding decrease to Cybear's total group equity (i.e., effectively accounted for as a non-cash dividend). To the extent Andrx is profitable and is able to utilize such tax benefit and Cybear is generating losses, it is expected that Andrx's effective tax rate will be less than the statutory Federal and state rate. If Cybear is ever able to attain profitability or is otherwise able to recognize its tax benefits, Andrx's effective tax rate may be greater than the statutory Federal and state income tax rate to the extent of Cybear's then unreimbursed accumulated tax benefits that can be realized (Andrx will then reverse the tax benefits previously recorded, i.e., effectively transferring such tax benefits to Cybear in the form of a non-cash equity transaction).

         In October 2000, Andrx Corporation and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by Andrx Corporation for specific tax benefits utilized by Andrx Corporation in connection with an election Cybear made on its 1999 Federal corporate tax return to amortize certain expenses and/or attributes over a period of ten years and agrees that it will do so again on its separate 2000 Federal corporate tax return for the period from January 1, 2000 to September 6, 2000 for certain expenses and/or attributes incurred within that period. Such reimbursements will be accounted for by Cybear as a capital contribution from Andrx. As a result of this agreement, Cybear may be reimbursed by Andrx for the after-tax effect of amortizing approximately $6,000 of such expenses over ten years.

         In connection with the reorganization, Andrx Corporation changed its method of accounting for allocating income taxes to Andrx and Cybear from pro rata to separate return method.

         Through the completion of its public offering in June 1999, Cybear's results of operations for tax purposes were included in the consolidated income tax return of Andrx, since Andrx owned at least 80% of the common stock of Cybear. Cybear and Andrx had a tax allocation agreement pursuant to which Federal income tax liabilities or benefits were allocated to Cybear on a pro rata basis as if Cybear had filed a separate income tax return when Cybear's taxable results are included in the consolidated income tax return of Andrx. Upon completion of the public offering in June 1999, Andrx' ownership in Cybear was reduced below 80%. Consequently, thereafter Cybear filed its income tax returns separately, until September 7, 2000 (the effective date of the reorganization). Upon the effective date of reorganization, Cybear's results of operations, for tax purposes, will be included in the consolidated income tax return of Andrx Corporation as Andrx Corporation owns 100% of Cybear.

         For the three and nine months ended September 30, 2000, Cybear did not record any income tax benefit as Andrx' ownership in Cybear was below 80% through September 6, 2000 and Cybear generated net operating loss carryforwards. Under the provisions of SFAS No. 109, "Accounting for Income Taxes", Cybear has provided a valuation allowance to reserve against 100% of its net deferred tax assets due to its history of net losses. For the nine months ended September 30, 1999, as Andrx utilized Cybear's income tax benefit, Cybear recorded $2,824 in income tax benefit. This income tax benefit reflects the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement prior to the reorganization.

4.       GOODWILL

         In September 2000, as a result of the reorganization, Andrx acquired the outstanding equity of Cybear that Andrx did not own, resulting in Cybear recording goodwill in the amount of $10,444, which is being amortized on a straight line basis over its estimated useful life of ten years. For the three and nine months ended September 30, 2000, such amortization was $87.

         In the third quarter of 2000, management re-evaluated the expected benefits to be received from its 1999 acquisition of Telegraph Consulting Corporation ("TCC") and, as such, as of July 1, 2000, prospectively has revised the life of the goodwill related to the acquisition from ten to three years. The original goodwill recorded was $3,933, and the unamortized portion, as of September 30, 2000, amounted to $3,212 and future quarterly amortization will equal $410.

5.       RELATED PARTY TRANSACTIONS

         In August 1999, Cybear commenced the Cybearclub joint venture with Andrx, intended to distribute healthcare products to physician offices through the Internet. Capital contributions to, distributions from and net income or loss generated by Cybearclub are allocated in proportion to Cybear's and Andrx's interests in the joint venture. Such interests are 55% to Cybear and 45% to Andrx. Cybearclub is managed by and under the direction of a management committee comprised of five members. Three members are appointed by Cybear and two members are appointed by Andrx. Based on its majority ownership and majority representation on the management committee of Cybearclub, Cybear controls Cybearclub and, accordingly, consolidates the accounts of Cybearclub.

         As part of its own operations, Andrx purchases products from outside vendors and distributes them to pharmacies and physician who it generally contacts through telemarketers. In connection with Cybearclub, Andrx sells some of those products to Cybearclub at cost and charges Cybearclub for the telemarketing, purchasing, warehousing and distribution of the products Cybearclub sells to the physician offices. Under the agreement negotiated by the parties, such services were charged at a rate of 6% of gross sales but could increase if Cybear achieves certain quarterly gross sales levels. For the three and nine months ended September 30, 2000, Andrx charged Cybear $149 and $229, respectively, for the services it provided. For the three and nine months ended September 30, 1999, Andrx charged Cybear $1 for the services it provided.

                                     CYBEAR
                      (Representing Cybear, a wholly owned
                        subsidiary of Andrx Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)

         To help achieve Cybearclub's objective of having physicians purchase its products through the Internet, Cybear's executive management initiated a dual strategy of using telemarketers to induce physicians, including Andrx physician customers, to begin placing orders with Cybearclub, and to then transition those physicians from being purchasers who place their orders with a telemarketer into customers who place orders directly through the Internet.

         For the three months and nine month periods ended September 30, 2000, Cybearclub reported $1,710 and $2,581, respectively, of revenue from orders procured and entered by Andrx's telemarketers over the Internet, reported as Cybearclub telemarketing product sales and $385 and $711, respectively, of revenue from orders entered by physicians over the Internet, reported as Cybearclub Internet product sales. For the three and nine months ended September 30, 1999, Cybearclub telemarketing product sales were $12. Cybearclub did not have any Internet product sales for the three and nine months ended September 30, 1999.

         For the three and six months ended June 30, 2000, Cybearclub telemarketing product sales were $722 and $871, respectively, and Cybearclub Internet product sales were $260 and $326, respectively.

         As a result of an amendment to the joint venture agreement, beginning October 9, 2000, Cybearclub revenues will consist solely of Internet product sales from orders entered by physicians over the Internet. Revenues derived from the telemarketing efforts of Andrx telemarketers will be recognized by Andrx and not by Cybearclub. Due to this change, it is likely that Cybearclub total revenues for the last quarter of 2000 and possibly in future quarters will be less than as reported for the third quarter of 2000.

         In the three and nine months ended September 30, 2000, Cybear developed banner advertisement for certain Andrx customers and provided such Andrx customers with advertising on its dr.cybear website. Andrx paid Cybear for such services. Cybear recorded $16 and $34 as Web Development, Hosting and Other Services Revenue for the three and nine months ended September 30, 2000, respectively, for such services. Management believes that the amounts billed for these services approximate fair market value.

         Cybear and Andrx have a corporate services agreement whereby Andrx provides Cybear with various management services. For the three and nine months ended September 30, 2000 and 1999, Cybear incurred amounts for these services based upon mutually agreed upon allocation methods. Management believes that the amounts incurred for these services approximate fair market value. Costs for such services were $30 for both the three months ended September 30, 2000 and 1999, and $90 for both the nine months ended September 30, 2000 and 1999.

         Accounts payable to Andrx in the accompanying consolidated balance sheets as of September 30, 2000 and December 31, 1999, represents amounts payable to Andrx for the purchase of the products sold by Cybear and services provided by Andrx.

                                     CYBEAR
                      (representing Cybear, a wholly owned
                        subsidiary of Andrx Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)


         In October 2000, Andrx Corporation and Cybear signed a supplement to the previously referenced tax sharing agreement (See Note 3).

6.       REVENUE RECOGNITION

         Cybearclub is the joint venture between Cybear and Andrx to distribute healthcare products to physician offices through the Internet (see Note 5). Cybearclub's product sales and other product sales are earned when the products have been received by the customer. Provisions for returns, pricing adjustments and other adjustments related to Cybearclub's product sales and other product sales are provided in the same period the related sales are recorded. Web Development, Hosting and Other Services Revenue and Subscription Revenues are earned when Cybear's services are provided. Historically, Cybear has entered into certain agreements with medical organizations to provide subscription services to the organizations' members in exchange for various consulting services. Certain of these agreements resulted in net cash outflows. Subscription services earned under agreements resulting in net cash outflows were recorded as reductions of the amounts expensed for the consulting services received. As of September 30, 2000, Cybear does not have any outstanding subscription services agreements resulting in net cash outflows.

         Cost of sales consists of the costs of the products purchased for resale by Cybear, as well as fulfillment costs (see Note 5) provided by Andrx. Cost of sales are recorded in the same period the related revenues are recorded.

         In December 1999, the SEC issued SAB No. 101 which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 for Cybear is the quarter ending December 31, 2000. Cybear continues to evaluate the impact of the provisions that SAB 101 will have on revenue recognition in future periods. Based on its initial evaluation, Cybear believes SAB 101 will not have a material impact on its future results of operations.

                                     CYBEAR
                      (representing Cybear, a wholly owned
                        subsidiary of Andrx Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)


7.       CONVERTIBLE NOTES RECEIVABLE, NET

         In March 2000, Cybear entered into a software license agreement and a development service agreement with AHT Corporation ("AHT") whereby, among other things, Cybear obtained non-exclusive licenses to two AHT software applications for $1,000 and whereby Cybear agreed to develop a software application for AHT and received $950 for such services. These agreements are being accounted on a net basis and the resulting net cash outflow of $50 is included in property and equipment in the accompanying consolidated balance sheet as of September 30, 2000. Accordingly, no revenue was recorded in connection with entering into the development service agreement. The capitalized property and equipment will be amortized over three years, its estimated useful life. To the extent Cybear does not perform the services described in the development service agreement by March 27, 2001, Cybear may be contingently liable for $950 previously received. Cybear currently has the ability and intends to provide such services.

         In connection with these agreements, Cybear loaned $4,000 to AHT in exchange for a one-year convertible promissory note (the "AHT Note"), bearing interest at the rate of 10% and is wholly or partially convertible, at Cybear's option, into not more than 1,913,550 shares of AHT common stock at a conversion price of the lower of $4.34 per share or 80% of the average market price of the AHT common stock for the 30 trading days immediately preceding the conversion date. Cybear was granted a perpetual license to the software applications, including the source code to the software applications, if AHT defaulted in its obligations under the AHT Note. Cybear recorded the AHT Note at its cost. In addition, AHT granted Cybear a five year warrant (the "AHT Warrant") to purchase 300,000 shares of its common stock at a price of $4.34 per share.

         In September 2000, AHT filed for bankruptcy protection. Due to the uncertainty of collecting the AHT Note, Cybear recorded an allowance of $4,000 against the AHT Note which is included in other non-recurring charges in its unaudited consolidated statements of operations for the three and nine months ended September 30, 2000. Cybear will aggressively pursue all rights and remedies to enforce its rights under the various agreements with AHT.

                                     CYBEAR
                       (Representing Cybear a wholly owned
                        subsidiary of Andrx Corporation)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
             (in thousands, except for share and per share amounts)


8.       OTHER NON-RECURRING CHARGES

         For the three months ended September 30, 2000, Cybear recorded other non-recurring charges of $4,000 consisting of an allowance against the AHT Note included in Other non-recurring charges in the Unaudited Consolidated Statements of Operations. AHT filed for bankruptcy protection in the third quarter of 2000. Cybear recorded such allowance, despite collection efforts, due to the uncertainty of collecting the AHT Note.

         For the nine months ended September 30, 2000, Cybear recorded other non-recurring charges of $6,022 representing an allowance against the AHT Note, severance costs, impairment charges to certain assets and costs incurred to resolve a dispute and to terminate certain agreements. Certain of these other non-recurring charges pertained to an agreement whereby Cybear had future monthly contractual obligations through June 2001, totaling approximately $2,300. In March 2000, Cybear disputed the third party's performance under the agreement. In June 2000, Cybear and the third party resolved their dispute, agreed to terminate the agreement, and release each other from any continuing obligations, other than certain mutual indemnification obligations, upon payment by Cybear of $870 of the remaining $2,300 due from Cybear under the agreement.

9.       COMPREHENSIVE LOSS

         The components of Cybear's comprehensive loss are as follows:

                                                       Three Months Ended                        Nine Months Ended
                                                          September 30,                            September 30,
                                               ------------------------------------      -----------------------------------
                                                    2000                1999                  2000                1999
                                               ----------------    ----------------      ----------------    ---------------
Net loss                                         $   (8,474)           $ (3,203)            $   (20,273)        $  (6,508)
Unrealized gain (loss) on investments
  available-for-sale                                     43                 (82)                     88               (82)
                                               ----------------    ----------------      ----------------    ---------------
Comprehensive loss                               $   (8,431)           $ (3,285)            $   (20,185)        $  (6,590)
                                               ================    ================      ================    ===============

                                     CYBEAR
                      (representing Cybear, a wholly owned
                        subsidiary of Andrx Corporation)

    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2000
               (in thousands, except share and per share amounts)

10.      CONTINGENCIES

         In June 2000, Cybear received a claim from Nicebid.com for damages allegedly incurred by Nicebid.com as a result of alleged breaches of an Internet commerce contract between Nicebid.com and TCC. Cybear acquired TCC in 1999. Nicebid.com has requested that this matter be submitted to arbitration if it cannot be resolved amicably. Cybear is currently evaluating the claim and intends to vigorously defend against the claim.

         The Southeast Regional office of the SEC has commenced an informal inquiry of Cybear with respect to the relationships and agreements between Cybear and Andrx, particularly with respect to Cybearclub, a joint venture between Cybear and Andrx that is intended to promote the distribution of healthcare products to physician offices through the Internet. Cybear is cooperating voluntarily with the SEC.

         Except as stated above, there have been no other material developments in any legal matters described in Cybear's Annual Report on Form 10-K for the year ended December 31, 1999 and quarterly reports on Form 10-Q for the periods ended March 31, 2000 and June 30, 2000.

                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Andrx Corporation cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing words such as "may", "will", "to", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with a drug delivery company which has only commercialized a few products, has new technologies and limited manufacturing experience, including but not limited to current and potential competitors with significant technical and marketing resources, and dependence on key personnel. The Company is also subject to the risks and uncertainties associated with all drug delivery companies, including changes in regulatory schemes, difficulty in receiving regulatory approval to market new products, compliance with government regulations and patent infringement and other litigation. Additionally, the Company is subject to risks and uncertainties associated with drug distribution companies, including but not limited to, fierce competition and decreasing gross profits. In addition, Cybear, Andrx' Internet based healthcare information technology subsidiary is subject to the risks and uncertainties of an early stage Internet company, including but not limited to, limited operating history, substantial operating losses, availability of capital resources, ability to effectively compete, unanticipated difficulties in product development, ability to gain market acceptance and market share, ability to manage growth, reliance on short-term non-exclusive contracts, ability to obtain content, Internet security risks and uncertainty relating to the evolution of the Internet as a medium for commerce, dependence on third party content providers, dependence on key personnel, ability to protect intellectual property and the impact of future government regulation. The Company is also subject to other risks detailed herein or detailed from time to time in Andrx's and Cybear's filings with the Securities and Exchange Commission.

Introduction

         Andrx was organized in August 1992, and commenced marketing and distributing bioequivalent pharmaceuticals manufactured by third parties. In February 1993, Andrx began to engage in the development of bioequivalent versions of controlled-release pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, Andrx commenced its efforts to develop brand name controlled-released products and an Internet based software application for healthcare providers. Through October 9, 1997, Andrx' distribution operations had generated substantially all of its revenues. On October 10, 1997, the FDA granted final approval of Andrx' Abbreviated New Drug Application ("ANDA") for its bioequivalent version of Dilacor XR(R), Andrx' first manufactured product, which it immediately launched as Diltia XT(R).

         In September 1997, Andrx entered into a Stipulation and Agreement ("Stipulation") with Aventis S.A. ("Aventis") on the patent infringement litigation involving Cardizem(R) CD in order to reduce the risks that both parties faced as the case was litigated to its conclusion. Andrx agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against Aventis. Aventis agreed to compensate Andrx for its lost profits, which were stipulated to be $100.0 million per year, if Andrx ultimately prevailed in the litigation and to grant Andrx a license for Aventis' patents under certain conditions, including if Andrx ultimately lost the litigation. Aventis also agreed to make non-refundable interim quarterly payments of $10.0 million to Andrx, beginning upon Andrx' receipt of final FDA approval for its bioequivalent version of Cardizem(R) CD and continuing until the litigation was resolved or certain other events occurred. In July 1998, the FDA granted final marketing approval for Andrx' ANDA for a bioequivalent version of Cardizem(R) CD. In June 1999, litigation concerning Cardizem(R) CD was resolved and on June 23, 1999, Andrx launched its reformulated bioequivalent version of Cardizem(R) CD, Cartia XT(R), which enjoyed a 180-day period of marketing exclusivity through December 19, 1999.

         In June 1999, Andrx entered into an agreement with Geneva Pharmaceuticals, Inc. ("Geneva"), a member of the Novartis pharmaceutical group, for the sale and marketing of specified products. Geneva will fund the development of controlled-release dosage forms of existing products that Andrx is developing for submission as New Drug Applications (NDAs). Andrx granted marketing rights to Geneva in specified territories for certain products including one of Andrx' NDA products for the United States. Upon approval by the FDA or other regulatory agencies, Andrx will receive royalties from the sale of such products. In June 2000, Andrx amended its agreement with Geneva to include, among other things, additional licensing fees to Andrx. Andrx has also committed to continuing to sell Geneva's bioequivalent products through Anda, Inc., the Company's distribution subsidiary.

         In 1997, Andrx formed Cybear, its information technology subsidiary, which uses the Internet to improve the efficiency of clinical, administrative and communications tasks associated with patient care from providers through the secure and reliable transmission of this information. In March 1999, Cybear introduced its first product, a Physician Practice Portal, which is designed to address the communications and operational needs of physicians. In June 1999, Cybear completed a public equity offering of its shares at $16.00 per share, thereby reducing Andrx' ownership in Cybear below 80%.

         In August 1999, Andrx and Cybear formed Cybearclub, a joint venture to distribute healthcare products to physicians through the Internet.

         On September 7, 2000, Andrx completed a reorganization whereby Andrx acquired the outstanding equity of Cybear, that it did not own, reincorporated in Delaware, and created two new classes of common stock - Andrx common stock, to track the performance of Andrx Corporation other than its ownership of Cybear, and Cybear common stock, to track the performance of Cybear. In connection with the reorganization, Andrx shareholders exchanged each share of common stock held for one share of Andrx common stock and .1489 shares of Cybear common stock and Cybear stockholders exchanged each share of Cybear common stock (pre reorganization) held for one share of common stock. The reorganization was effective on September 7, 2000.

ANDRX CORPORATION

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2000 ("2000 QUARTER"), AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999 ("1999 QUARTER")

         For the 2000 Quarter, the Company reported net income of $10.8 million, as compared to net income of $17.8 million for the 1999 Quarter.

         Sales from distributed products increased by 28.6% to $85.0 million for the 2000 Quarter, as compared to $66.1 million for the 1999 Quarter. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as, the distribution of new products launched by other pharmaceutical companies, offset by overall price declines. The 2000 Quarter also includes sales from Valmed Pharmaceuticals, Inc. ("Valmed"), which Andrx acquired in March 2000.

         Sales from manufactured products were $43.1 million for the 2000 Quarter, as compared to $42.1 million in the 1999 Quarter. Sales from manufactured products include sales of Diltia XT(R), the Company's bioequivalent version of Dilacor XR(R), and Cartia XT(R), its bioequivalent version of Cardizem CD(R), which enjoyed 180-days of marketing exclusivity through December 19, 1999.

         The Company generated $4.1 million of licensing and other revenues in the 2000 Quarter, as compared to $3.2 million in the 1999 Quarter, primarily from the agreement with Geneva, as amended.

         Gross profit from sales of distributed and manufactured products was $50.1 million with a gross margin of 39.1% in the 2000 Quarter, as compared to $48.3 million, with a gross margin of 44.7% in the 1999 Quarter. The increase in gross profit is primarily the result of the increase in sales of manufactured products within the product mix.

         Selling, general and administrative expenses were $16.1 million or 12.2% of total revenues for the 2000 Quarter, as compared to $14.3 million or 12.8% of total revenues for the 1999 Quarter. Selling, general and administrative expenses include royalties paid to the Company's Co-Chairman and Chief Scientific Officer related to sales of Cartia XT(R).

         Research and development expenses were $14.6 million in the 2000 Quarter, as compared to $6.1 million in the 1999 Quarter. The increase in research and development expenses of $8.5 million or 139% reflects the continuing progress in and expansion of both the Company's bioequivalent (ANDA) and brand name (NDA) drug development programs and reflects the equity in the losses, primarily research and development expenses, of Andrx' ANCIRC joint venture and CARAN joint venture, which began in August 2000.

         Through Cybear, the Company incurred $9.2 million of Internet operating expenses in the 2000 Quarter, as compared to $3.9 million in the 1999 Quarter. See page 46 for the discussion of Cybear's operating results.

         In the 2000 Quarter, the Company incurred $2.1 million of one-time costs in connection with the reorganization.

         Minority interest was $901,000 in the 2000 Quarter, as compared to $779,000 in the 1999 Quarter. The increase in minority interest is a result of the increase in Cybear's losses in the 2000 Quarter to $8.5 million from $3.2 million in the 1999 Quarter. Minority interest will not be recorded after the reorganization.

         Interest income was $4.5 million in the 2000 Quarter, as compared to $1.3 million in the 1999 Quarter. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2000 Quarter, as compared to the 1999 Quarter. The increase was primarily the result of the net proceeds of $235.8 million received from Andrx's May 2000 public equity offering and the net cash provided by operating activities. The Company invests in investment grade interest bearing securities.

         Interest expense decreased to $40,000 in the 2000 Quarter, as compared to $510,000 in the 1999 Quarter. The decrease in interest expense was primarily the result of a lower average level of borrowings under the Company's bank loan during the 2000 Quarter, as compared to the 1999 Quarter. The borrowings are primarily utilized to fund the Company's distribution operations.

         For the 2000 Quarter, the Company provided $6.8 million for Federal and state income taxes or 39% of income before income taxes. For the 2000 Quarter, the Company provided for income taxes in excess of the expected annual effective combined Federal and state statutory rate of 37%, primarily due to the Company's inability to utilize its share of the losses of Cybear after the Company's ownership of Cybear was reduced below 80% on June 23, 1999 through September 6, 2000, prior to the effective date of the reorganization. Accordingly, Cybear was excluded from Andrx' consolidated tax return and will file as a separate tax entity for all periods from June 23, 1999 through September 6, 2000. Beginning on the effective date of reorganization, for tax purposes, Cybear's results of operations will be included in the consolidated tax return of the Company, as the Company owns 100% of Cybear and income tax benefits relating to Cybear which are unable to be utilized by Cybear on a separate company basis, will be allocated to Andrx.

         In connection with the reorganization, effective September 7, 2000, the Company changed its method of accounting for its allocation of income taxes to each series of common stock from the pro rata method to the separate return method. For the 1999 Quarter, the Company provided $10.9 million for Federal and state income taxes or 38% of income before income taxes. The Company was not required to provide for Federal and state income taxes at 39%, the then expected annual effective combined Federal and state statutory rate primarily due to the utilization of Andrx's net operating loss carryforwards, offset by Andrx's inability to utilize Cybear's expected net losses incurred from June 23, 1999 through September 6, 2000.

         The basic and diluted weighted average shares of Andrx common stock outstanding were 69.1 million and 71.9 million, respectively, in the 2000 Quarter, as compared to 62.8 million and 65.4 million, respectively, in the 1999 Quarter. Such increases resulted primarily from the Andrx's May 2000 public equity offering of 5.2 million shares. All Andrx common stock share and per share amounts reflect the June 1999 and May 2000 two-for-one stock splits effected in the form of 100% stock dividends.

         The basic and diluted weighted average shares of Cybear common stock outstanding was 15.2 million for the 2000 Quarter, relating to the period from September 7, 2000 (the effective date of issuance of Cybear common stock) to September 30, 2000.


NINE MONTHS ENDED SEPTEMBER 30, 2000 ("2000 PERIOD"), AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 ("1999 PERIOD")

         For the 2000 Period, Andrx reported net income of $43.9 million, as compared to net income of $73.7 million for the 1999 Period. The 1999 Period includes $70.7 million in fees received pursuant to the Company's Stipulation with Aventis.

         For the 2000 Period, sales from distributed products increased by 18.6% to $231.7 million, as compared to $195.2 million for the 1999 Period. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines. The 2000 Period also includes sales from Valmed, which Andrx acquired in March 2000.

         Sales from manufactured products increased by 60.5% to $133.2 million for the 2000 Period, as compared to $83.0 million for the 1999 Period. Sales from manufactured products include sales of Andrx's bioequivalent version of Dilacor XR(R), Diltia XT(R) for the 2000 Period and the 1999 Period and Cartia XT(R), its bioequivalent version of Cardizem(R) CD, commencing June 23, 1999, which enjoyed 180-days of marketing exclusivity through December 19, 1999.

         In the 1999 Period, Andrx received $70.7 million in interim and retroactive Stipulation fees.

         The recorded $11.4 million of licensing and other revenues in the 2000 Period, as compared to $4.9 million in the 1999 Period, primarily from the agreement with Geneva, as amended.

         Gross profit from sales of distributed and manufactured products was $150.6 million with a gross margin of 41.3% in the 2000 Period, as compared to $105.9 million or 38.1% in the 1999 Period. The increase in gross profit is primarily the result of the increase in sales of manufactured products within the product mix.

         Selling, general and administrative expenses were $42.0 million or 11.2% of total revenues for the 2000 Period, as compared to $40.6 million or 11.5% of total revenues for the 1999 Period. Selling, general and administrative expenses include royalties paid to the Company's Co-Chairman and Chief Scientific Officer related to interim and retroactive Stipulation fees in the 1999 Period and sales of Cartia XT(R) commencing June 23, 1999.

         Research and development expenses were $33.3 million in the 2000 Period, as compared to $16.7 million in the 1999 Period. The increase in research and development expenses of 99.8% reflects the progress in and expansion of the Company's development activities for its ANDA and NDA drug development programs and includes the equity in losses of the Company's ANCIRC joint venture and CARAN joint venture, which began in August 2000.

         In the 2000 Period, through Cybear, the Company incurred $22.2 million of Internet operating expenses, as compared to $10.6 million in the 1999 Period. See page 48 for the discussion of Cybear's operating results.

         In the 2000 Period, the Company incurred $2.1 million of one-time costs in connection with the reorganization.

         Minority interest was $4.1 million in the 2000 Period, as compared to $1.6 million in the 1999 Period. The increase in minority interest is a result of the increase in Cybear's losses which increased in the 2000 Period to $20.3 million from $6.5 million in the 1999 Period. No minority interest will be recorded after the reorganization.

         In the 1999 Period, the Company recognized a gain of $300,000 on the sale of Cybear equity to Cybear's then chairman pursuant to an existing subscription agreement.

         Interest income was $8.8 million in the 2000 Period, as compared to $2.2 million in the 1999 Period. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2000 Period, as compared to the 1999 Period.

         Interest expense decreased to $735,000 in the 2000 Period, as compared to $1.1 million in the 1999 Period. The decrease in interest expense was primarily the result of a lower average level of borrowings under the Company's bank loan during the 2000 Period, as compared to the 1999 Period.

         For the 2000 period, the Company provided $30.8 million for Federal and state income taxes or 41% of income before income taxes. For the 2000 Period, the Company provided for income taxes in excess of the expected annual effective combined Federal and state statutory rate of 37%, primarily due to the Company's inability to utilize its share of the losses of Cybear after the Company's ownership of Cybear was reduced below 80% on June 23, 1999 through September 6, 2000, prior to the effective date of the reorganization. Accordingly, Cybear is excluded from the Company's consolidated tax return and filed as a separate tax entity for all periods from June 23, 1999 through September 6, 2000. Beginning on the effective date of reorganization, for tax purposes Cybear's results of operations will be included in the Company's consolidated tax return, as the Company owns 100% of Cybear and income tax benefits relating to Cybear, unable to be utilized on a separate company basis, will be allocated to Andrx. For the 1999 Period, the Company provided $42.9 million, for Federal and state income taxes or 37% of income before income taxes. The Company was not required to provide for Federal and state income taxes at 39%, the then expected annual effective combined Federal and state statutory rate due to the utilization of the Company's net operating loss carryforwards, offset by the Company's inability to utilize Cybear's expected net losses incurred after June 23, 1999, as the Company's ownership in Cybear was reduced below 80% from June 23, 1999 through September 6, 2000.

         The basic and diluted weighted average shares of Andrx common stock outstanding were 65.9 million and 68.6 million, respectively, in the 2000 Period, as compared to 61.6 million and 64.9 million, respectively, in the 1999 Period. The increases in such diluted weighted average shares of common stock outstanding in the 2000 Period, as compared to the 1999 Period resulted primarily from the May 2000 Andrx public equity offering. All share and per share amounts reflect the June 1999 and May 2000 two-for-one stock splits effected in the form of 100% stock dividends.

         The basic and diluted weighted average shares of Cybear common stock outstanding was 15.2 million for the 2000 Period relating to the period from September 7, 2000 (the effective date of issuance of Cybear common stock) to September 30, 2000.


Liquidity and Capital Resources

         As of September 30, 2000, the Company had $342.7 million in cash, cash equivalents and investments available-for-sale of which $18.1 million related to Cybear, and $446.6 million of consolidated working capital, of which $19.7 million pertains to Cybear.

         Net cash provided by operating activities was $46.6 million in the 2000 Period, as compared to $27.2 million in the 1999 Period. The 2000 Period includes net income of $43.9 million, decreases in prepaid and other assets of $4.4 million and income tax benefits related to exercises of stock options of $18.0 million, offset by decreases in accounts payable and accrued liabilities of $7.7 million and income taxes payable of $15.7 million. In comparison, the 1999 Period includes net income of $73.7 million, increases in accounts payable and accrued liabilities of $38.2 million and income tax benefits related to exercises of stock options of $5.9 million, offset by increases in accounts receivable of $41.6 million, inventories of $41.4 million and prepaid and other assets of $10.4 million.

         Net cash used in investing activities was $170.6 million in the 2000 Period, as compared to $76.5 million in the 1999 Period. In the 2000 Period and 1999 Period, the Company purchased $121.3 million and $60.5 million, respectively, of investments available-for-sale. In the 2000 Period and 1999 Period, the Company invested $31.3 million and $14.8 million, respectively, in property, plant and equipment. In the 2000 Period, the Company acquired Valmed for $15.2 million, including transaction costs, net of cash acquired. In the 2000 Period, the Company also incurred $2.8 million in costs pertaining to the reorganization. In the 1999 Period, the Company incurred $1.2 million for the acquisition of TCC.

         Net cash provided by financing activities was $222.0 million in the 2000 Period, as compared to $73.6 million in the 1999 Period. Net cash provided by financing activities in the 2000 Period consisted primarily of $235.8 million in net proceeds from Andrx' May 2000 public equity offering, $6.1 million in proceeds from the issuance of shares of common stock upon the exercises of stock options, offset by $20.2 million of repayments on net borrowings under the Company's bank loan. Net cash provided by financing activities for the 1999 Period consisted of $6.3 million in proceeds from the issuance of shares of common stock upon the exercises of stock options and warrants, $16.1 million of net borrowings under the Company's bank loan and $50.8 million in net proceeds from Cybear's public equity offering in June 1999.

         The Company had no outstanding borrowings as of September 30, 2000 under its distribution subsidiary's $30.0 million bank loan, as compared to $20.2 million in borrowings as of December 31, 1999. Borrowings under the bank loan are secured by all of the assets of that operation, and are subject to a borrowing base related to the value of that operation's accounts receivable and inventories. The bank loan agreement requires compliance by the Company with certain covenants including the maintenance of minimum working capital and net worth levels by the distribution subsidiary.

         The Company anticipates that its cash requirements will continue to increase due to the construction of its research and development, manufacturing, distribution and corporate facilities, including the related equipment purchases. Additionally, the Company's cash requirements include research and development for branded and bioequivalent products, acquisitions of products, product candidates, and/or companies. The Company anticipates that, for the year ending December 31, 2000, it will incur approximately $50 million in research and development expenses related to Andrx' bioequivalent (ANDA) and brand (NDA) development programs. The Company anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future.

ANDRX

Results of Operations

2000 Quarter, as compared to the 1999 Quarter

         For the 2000 Quarter, Andrx reported net income of $18.4 million, as compared to net income of $20.2 million for the 1999 Quarter.

         Sales from distributed products increased by 25.2% to $82.7 million for the 2000 Quarter, as compared to $66.1 million for the 1999 Quarter. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as, the distribution of new products launched by other pharmaceutical companies, offset by overall price declines. The 2000 Quarter also includes sales from Valmed, which Andrx acquired in March 2000.

         Sales from manufactured products were $43.1 million for the 2000 Quarter, as compared to $42.1 million in the 1999 Quarter. Sales from manufactured products include sales of Diltia XT(R), Andrx's bioequivalent version of Dilacor XR(R), and Cartia XT(R), Andrx's bioequivalent version of Cardizem CD(R), which enjoyed 180-days of marketing exclusivity through December 19, 1999.

         The Company generated $4.1 million of licensing revenues in the 2000 Quarter, as compared to $3.1 million in the 1999 Quarter, primarily from the agreement with Geneva, as amended.

         Gross profit from sales of distributed and manufactured products was $49.9 million with a gross margin of 39.7% in the 2000 Quarter, as compared to $48.3 million, with a gross margin of 44.7% in the 1999 Quarter. The increase in gross profit is primarily the result of the increase in sales of manufactured products within the product mix.

         Selling, general and administrative expenses were $16.1 million or 12.4% of total revenues for the 2000 Quarter, as compared to $14.3 million or 12.8% of total revenues for the 1999 Quarter. Selling, general and administrative expenses include royalties paid to the Company's Co-Chairman and Chief Scientific Officer related to sales of Cartia XT(R).

         Research and development expenses were $14.6 million in the 2000 Quarter, as compared to $6.1 million in the 1999 Quarter. The increase in research and development expenses of $8.5 million or 139% reflects the continuing progress in and expansion of both Andrx's bioequivalent (ANDA) and brand name (NDA) drug development programs and reflects the equity in losses of Andrx's ANCIRC joint venture and starting in August 2000, CARAN joint venture.

         In the 2000 Quarter, Andrx incurred $2.1 million of one-time costs in connection with the reorganization.

         Interest income was $4.0 million in the 2000 Quarter, as compared to $617,000 in the 1999 Quarter. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2000 Quarter, as compared to the 1999 Quarter. The increase was primarily the result of the net proceeds of $235.8 million received from Andrx' May 2000 public equity offering, and the net cash provided by operating activities. Andrx invests in investment grade interest bearing securities.

         Interest expense decreased to $40,000 in the 2000 Quarter, as compared to $510,000 in the 1999 Quarter. The decrease in interest expense was primarily the result of a lower average level of borrowings under Andrx' bank loan during the 2000 Quarter, as compared to the 1999 Quarter. The borrowings are primarily utilized to fund Andrx' distribution operations.

         For the 2000 Quarter, Andrx provided $6.8 million for Federal and state income taxes or 27% of income before income taxes. For the 2000 Quarter, Andrx provided for income taxes less than the effective statutory rate of 37% due to its ability to utilize certain post-reorganization tax benefits of Cybear. As Cybear currently cannot recognize the income tax benefits it creates under the new tax sharing agreement, as supplemented, Andrx will use and record such benefit.

         For the 1999 Quarter, Andrx provided $10.9 million for Federal and state income taxes or 35%, of income before income taxes. Andrx was not required to provide for Federal and state income taxes at 39%, the then expected annual effective combined Federal and state statutory rate due to the utilization of Andrx's net operating loss carryforwards.

2000 Period as compared to 1999 Period

         For the 2000 Period, Andrx reported net income of $60.0 million, as compared to net income of $78.8 million for the 1999 Period. The 1999 Period includes $70.7 million of fees received pursuant to Andrx's stipulation with Aventis.

         For the 2000 Period, sales from distributed products increased by 16.8% to $228.0 million, as compared to $195.2 million for the 1999 Period. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines. The 2000 Period also includes sales from Valmed, which Andrx acquired in March 2000.

         Sales from manufactured products increased by 60.5% to $133.2 million for the 2000 Period, as compared to $83.0 million for the 1999 Period. Sales from manufactured products include sales of the Andrx's bioequivalent version of Dilacor XR(R), Diltia XT(R) for the 2000 Period and the 1999 Period and commencing June 23, 1999, Cartia XT(R), Andrx's bioequivalent version of Cardizem(R) CD which enjoyed 180-days of marketing exclusivity through December 19, 1999.

         In the 1999 Period, Andrx received $70.7 million in interim and retroactive Stipulation fees.

         Andrx recorded $11.2 million of licensing revenues in the 2000 Period, as compared to $4.8 million in the 1999 Period, primarily from the agreement with Geneva, as amended.

         Gross profit from sales of distributed and manufactured products was $150.4 million with a gross margin of 41.6% in the 2000 Period, as compared to $105.9 million or 38.1% in the 1999 Period. The increase in gross profit is primarily the result of the increase in sales of manufactured products within the product mix.

         Selling, general and administrative expenses were $42.0 million or 11.3% of total revenues for the 2000 Period, as compared to $40.6 million or 11.5% of total revenues for the 1999 Period. Selling, general and administrative expenses include royalties paid to the Company's Co-Chairman and Chief Scientific Officer related to interim and retroactive Stipulation fees in the 1999 Period and sales of Cartia XT(R) commencing June 23, 1999.

         Research and development expenses were $33.3 million in the 2000 Period, as compared to $16.7 million in the 1999 Period. The increase in research and development expenses of 99.8% reflects the progress in and expansion of Andrx's development activities for its ANDA and NDA drug development programs and also reflects the equity in losses of Andrx' ANCIRC joint venture and starting in August 2000, CARAN joint venture.

         In the 2000 Period, Andrx incurred $2.1 million of one-time costs in connection with the reorganization.

         Interest income was $7.3 million in the 2000 Period, as compared to $1.5 million in the 1999 Period. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2000 Period, as compared to the 1999 Period. The increase was primarily the result of net proceeds of $235.8 million received from Andrx May 2000 public equity offering and net cash provided by operating activities.

         Interest expense decreased to $735,000 in the 2000 Period, as compared to $1.1 million in the 1999 Period. The decrease in interest expense was primarily the result of a lower average level of borrowings under Andrx's bank loan during the 2000 Period, as compared to the 1999 Period.

         For the 2000 Period, Andrx provided $30.8 million for Federal and state income taxes or 34% of income before income taxes. For the 2000 Period, Andrx provided income taxes less than the effective statutory rate of 37% due to its ability to utilize certain post-reorganization tax benefits of Cybear. As Cybear currently cannot recognize the income tax benefits it creates, under the new tax sharing agreement, Andrx will use and record such benefit. For the 1999 Period, Andrx provided $45.7 million for Federal and state income taxes or 37%, of income before income taxes. Andrx was not required to provided for Federal and state income taxes at 39%, the then expected annual effective combined Federal and state statutory rate due to the utilization of Andrx's net operating loss carryforwards.


Liquidity and Capital Resources

         As of September 30, 2000, Andrx had $324.7 million in cash, cash equivalents and investments available-for-sale, and $426.9 million of working capital.

         Net cash provided by operating activities was $63.5 million in the 2000 Period, as compared to $36.2 million in the 1999 Period. The 2000 Period includes net income of $60.0 million, decreases in prepaid and other assets of $2.3 million, decreases in accounts receivable of $2.5 million and income tax benefits related to exercises of stock options of $18.0 million, offset by decreases in accounts payable and accrued liabilities of $8.1 million and income taxes payable of $15.7 million. In comparison, the 1999 Period includes net income of $78.8 million, increases in accounts payable and accrued liabilities of $38.5 million and income tax benefits related to exercises of stock options of $5.9 million, offset by increases in accounts receivable of $41.5 million, inventories of $41.4 million and prepaid and other assets of $8.0 million.

         Net cash used in investing activities was $176.2 million in the 2000 Period, as compared to $35.5 million in the 1999 Period. In the 2000 Period and 1999 Period, Andrx purchased $133.1 million and $22.6 million, respectively, of investments available-for-sale. In the 2000 Period and the 1999 Period, Andrx invested $27.9 million and $12.9 million, respectively, in property, plant and equipment. In the 2000 Period, Andrx acquired Valmed for $15.2 million including transaction costs, net of cash acquired.

         Net cash provided by financing activities was $221.7 million in the 2000 Period, as compared to $16.9 million in the 1999 Period. Net cash provided by financing activities in the 2000 Period consisted primarily of $235.8 million in net proceeds from Andrx' May 2000 public equity offering, $6.1 million in proceeds from the issuance of shares of common stock upon the exercises of stock options, offset by $20.2 million of repayments on net borrowings under Andrx's bank loan. Net cash provided by financing activities for the 1999 Period consisted of $6.3 million in proceeds from the issuance of shares of common stock upon the exercises of stock options and warrants, $16.1 million of net borrowings under Andrx's bank loan offset by 5.5 million of advances to Cybear, net of utilization of Cybear's income tax attributes and other.

         Andrx had no outstanding borrowings as of September 30, 2000, under its distribution subsidiary's $30.0 million bank loan, as compared to $20.2 million in borrowings as of December 31, 1999. Borrowings under the bank loan are secured by all of the assets of that operation, and are subject to a borrowing base related to the value of that operation's accounts receivable and inventories. The bank loan agreement requires compliance by Andrx with certain covenants including the maintenance of minimum working capital and net worth levels by the distribution subsidiary.

         Andrx anticipates that its cash requirements will continue to increase due to the construction of its research and development, manufacturing, distribution and corporate facilities, including the related equipment purchases. Additionally, Andrx's cash requirements include research and development for branded and bioequivalent products, acquisitions of products, product candidates, and/or companies. Andrx anticipates that for the year ending December 31, 2000 it will incur approximately $50 million in research and development related to our bioequivalent (ANDA) and brand (NDA) development programs. Andrx anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future.

CYBEAR

Results of Operations

2000 Quarter, as compared to 1999 Quarter

         Cybear generated $2.4 million in revenues for the 2000 Quarter, as compared to $91,000 in the 1999 Quarter. Revenues for the 2000 Quarter include $2.1 million from Cybearclub (telemarketing sales of $1.7 million and Internet sales of $385,000), Cybear's joint venture with Andrx to distribute healthcare products to physician offices through the Internet, $194,000 from other product sales, $71,000 from web development, hosting and other services and $35,000 from subscription services. Revenues for the 1999 Quarter included $12,000 from Cybearclub telemarketing sales, $23,000 from web development, hosting and other services and $56,000 from subscription services.

         To help achieve Cybearclub's objective of having physicians purchase its products through the Internet, Cybear's executive management initiated a dual strategy of using Andrx telemarketers to both induce physicians, including Andrx' physician customers, to begin placing orders with Cybearclub, and to then transition those physicians from being purchasers who place their orders with a telemarketer into customers who place their orders through the Internet.

         For the three months ended September 30, 2000, Cybearclub reported $1.7 million of revenue from orders procured and entered by Andrx telemarketers over the Internet, reported as Cybearclub telemarketing product sales and $385,000 of revenue from orders entered by physicians over the Internet, reported as Cybearclub Internet product sales. For the three months ended September 30, 1999, Cybearclub telemarketing product sales were $12,000. Cybearclub did not have any Internet product sales for the three and nine months ended September 30, 1999.

         Cybear and Andrx have determined that beginning October 9, 2000 Cybearclub revenues will consist solely of Internet product sales from orders entered by physicians over the Internet. Revenues derived from the telemarketing efforts of Andrx telemarketers will be recognized by Andrx, and not by Cybearclub. Due to this change, it is likely that Cybearclub total revenues for the last quarter of 2000 and possibly in future quarters will be less than as reported for the third quarter 2000.

         Cybear had $2.1 million in cost of sales for the 2000 Quarter, as compared to $12,000 in the 1999 Quarter. Cost of sales consists of the costs of the products purchased from Andrx for resale by Cybear, as well as fulfillment costs provided by Andrx.

         Network operations and operations support costs were $1.1 million in the 2000 Quarter, as compared to $763,000 in the 1999 Quarter. The increase in network operations and operations support costs for the 2000 Quarter related primarily to the expansion of the network operations center and operations support infrastructure.

         Product development costs were $727,000 for the 2000 Quarter, as compared to $988,000 for the 1999 Quarter. The decrease in the product development costs for the 2000 Quarter reflects a more focused approach in management strategy concerning the progress and expansion of Cybear's product development activities.

         Selling, general and administrative expenses were $1.8 million for both the 2000 and 1999 Quarters. Selling, general and administrative costs relate primarily to the maintenance of the administrative infrastructure.

         Depreciation and amortization expense was $1.2 million for the 2000 Quarter, as compared to $361,000 for the 1999 Quarter. The increase in depreciation and amortization for the 2000 Quarter resulted primarily from Cybear's purchases of computer hardware and software used in its network operations center and the development of its products, leasehold improvements related to its corporate headquarters and network operations center. In addition, the depreciation and amortization expense includes amortization expense of $87,000 on the $10.4 million of goodwill related to the reorganization and $410,000 on the $3.9 million of goodwill related to the acquisition of TCC in 1999. In the 2000 Quarter, management re-evaluated the expected benefits to be received for its 1999 acquisition of TCC and, as such, as of July 1, 2000, prospectively has revised the life of the goodwill related to the acquisition from ten to three years. The original goodwill amounted to $3.9 million, and the unamortized portion, as of September 30, 2000 amounted to $3.2 million, and its future quarterly amortization will amount to $410,000.

         Merger costs of $317,000 were incurred for the 2000 Quarter in connection with the reorganization.

         Other non-recurring charges were $4.0 million for the 2000 Quarter. This consists of an allowance against a convertible note receivable from a third party due to the uncertainty of collection as that third party filed for bankruptcy protection in the 2000 Quarter.

         Cybear had interest income of $455,000 in the 2000 Quarter and $634,000 in the 1999 Quarter. The interest income resulted primarily from the investment of the net proceeds generated from the June 1999 public equity offering in money market funds and investment grade interest bearing securities and from Cybear's convertible notes receivable.

         Under the provisions of SFAS No. 109, "Accounting for Income Taxes", Cybear has provided a valuation allowance to reserve against 100% of its net deferred tax assets due to its history of net losses. Accordingly, for the 2000 and 1999 Quarters, Cybear did not record any income tax benefits.

2000 Period as compared to 1999 Period

         Cybear generated $3.9 million in revenues for the 2000 Period, as compared to $118,000 in the 1999 Period. Revenues for the 2000 Period includes $3.3 million from Cybearclub (telemarketing sales of $2.6 million and Internet sales of $711,000), $321,000 from other product sales, $207,000 from web development, hosting and other services and $43,000 from subscription services. The 1999 Period included $12,000 from Cybearclub telemarketing sales, $23,000 from web development, hosting and other services and $83,000 from subscription services.

         Cybear had $3.4 million in cost of sales for the 2000 Period and $12,000 for the 1999 Period. The increase in cost sales relates to the increase in product sales.

         Network operations and operations support costs were $3.3 million in the 2000 Period, as compared to $2.2 million in the 1999 Period. The increase in network operations and operations support costs for the 2000 Period related primarily to the expansion of the network operations and operations support infrastructure.

         Product development costs were $2.5 million for the 2000 Period, as compared to $2.1 million for the 1999 Period. During the 2000 Period, management's strategy is to have a more focused approach to product development.

         Selling, general and administrative expenses were $6.7 million for the 2000 Period compared to $4.7 million for the 1999 Period. During the 2000 Period, management is primarily maintaining the selling, marketing and administrative infrastructure established in 1999.

         Depreciation and amortization expense was $2.6 million for the 2000 Period, as compared to $901,000 for the 1999 Period. The increase in depreciation and amortization for the 2000 Period resulted primarily from Cybear's purchases of property and equipment. In addition, the 2000 Period depreciation and amortization expense includes amortization expense of $87,000 related to the $10.4 million of goodwill related to the September 7, 2000 reorganization and $607,000 related to the acquisition of TCC on September 17, 1999.

In the third quarter of 2000, management re-evaluated the expected benefits to be received from its 1999 acquisition of TCC and, as such, as of July 1, 2000, prospectively has revised the life of the goodwill related to the acquisition from ten to three years.

         Merger costs of $1.2 million were incurred for the 2000 Period in connection with the reorganization.

         Other non-recurring charges were $6.0 million for the 2000 Period. These charges consist of a provision for a convertible note receivable from a third party that filed for bankruptcy protection in the 2000 Quarter, severance costs, impairment charges to certain assets and costs incurred to resolve a dispute and terminate certain agreements.

         Cybear had interest income of $1.5 million in the 2000 Period and $684,000 in the 1999 Period. The interest income in the 2000 Period resulted primarily from the investments of the net proceeds generated from the June 1999 public offering and from Cybear's convertible notes receivable.

         Interest expense of $216,000 in the 1999 Period represented interest on the amount due to Andrx under the credit agreement between the two companies to fund Cybear's operations.

Liquidity and Capital Resources

         As of September 30, 2000, Cybear had $18.1 million in cash, cash equivalents and investments available-for-sale and $19.7 million of working capital.

         Net cash used in operating activities was $16.7 million for the 2000 Period, as compared to $8.3 million for the 1999 Period. The 2000 Period includes a net loss of $20.3 million, an increase in accounts receivable of $1.5 million, offset by decreases in prepaid and other assets of $2.1 million. The 1999 Period includes a net loss of $6.5 million and an increase in prepaid and other assets of $2.4 million offset by depreciation and amortization expense of $901,000.

         Under the provisions of SFAS No. 109, Cybear has provided a valuation allowance to reserve against 100% of its net deferred tax assets due to its history of net losses. Accordingly, for the 2000 Period, Cybear did not record any income tax benefits. For the 1999 Period, Cybear recorded a tax benefit of $2.8 million per the pre reorganization tax sharing agreement.

         Net cash provided by investing activities was $8.2 million in the 2000 Period, as compared to net cash used in investing activities of $41.2 million in the 1999 Period. In the 2000 Period, Cybear received proceeds of $11.9 million from sales of investments available-for-sale and purchased $3.7 million in property and equipment consisting mainly of computer hardware and software used in its network operations center. In the 1999 Period, Cybear invested $38.0 million in investments available-for-sale, used $1.2 million for the acquisition of TCC and also purchased $2.0 million of property and equipment.

         Net cash provided by financing activities was $321,000 for the 2000 Period, as compared to $56.0 million for the 1999 Period. In the 2000 Period, net cash provided by financing activities consisted of proceeds generated from the exercises of stock options. In the 1999 Period, net cash provided by financing activities consisted of $50.8 million in net proceeds generated from the public offering of 3,450,000 shares of common stock of Cybear and $5.1 million of advances from Andrx to fund Cybear's operations, net of the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement.

         Cybear has incurred net operating losses and negative cash flows from operating activities since its inception. Cybear intends to continue to incur significant expenses in product development, network operations, customer support, sales and marketing and administrative areas. As a result, Cybear expects to continue to incur substantial operating losses for the foreseeable future, and may never achieve or sustain profitability.

         Cybear believes that its existing capital resources will be sufficient to enable it to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. Cybear expects negative cash flows and net losses to continue for the foreseeable future and certain modifications of its business plan being considered may further increase its working capital and capital expenditure requirements. Whether or not the business plan is modified, Cybear may need to raise additional capital through public or private debt or equity financing or through funding from Andrx. Currently, Cybear has no agreements or arrangements with respect to raising that capital, including with Andrx. Additional funding, whether obtained through public or private debt or equity financing or from Andrx, may not be available when required or may not be available on terms favorable to Cybear, if at all. If additional financing is not available, Cybear may be required to further modify its business plan or to delay, scale back or eliminate some or all of its product development and deployment programs.

         In October, 2000, Andrx and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by Andrx for specific tax benefits generated by Cybear between June 23, 1999 and September 6, 2000 utilized by Andrx. As a result of this agreement Cybear may be reimbursed by Andrx for the after tax effect of amortizing approximately $6,000 of certain expenses over 10 years.

                                ANDRX CORPORATION
                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                  See Note 8 to the "Notes to Unaudited Consolidated Financial Statements of Andrx Corporation" included in Part 1 Item 1 of this report.

ITEM 2.  CHANGES IN SECURITIES

         On September 5, 2000, shareholders approved a reorganization whereby Andrx acquired the outstanding shares of common stock of Cybear, Inc. that it did not own, reincorporated in Delaware, created and two new classes of common stock: Andrx common stock to track the performance of Andrx Corporation other than its ownership of Cybear and Cybear common stock to track the performance of Cybear.

         Additional information with respect to the Andrx common stock and Cybear common stock and the respective voting and other rights of the holders of each class of stock is set forth under the heading "Description of Andrx common stock and Cybear common stock" in the Joint Proxy Statement Prospectus of the Company dated May 31, 2000, as amended, included in the Company's Registration Statement on Form S-4 (No. 333-38226) filed with the Securities and Exchange Commission on May 31, 2000 and July 21, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On September 5, 2000, Andrx held its Annual Meeting of Shareholders (the "Annual Meeting").

         (b)   Not applicable.

         (c) At the Annual Meeting, the following matters were voted upon by Andrx shareholders:

1.       APPROVAL OF THE REORGANIZATION PROPOSAL AND ADOPTION OF THE PLAN OF
         MERGER.

         With respect to the foregoing matter, 49,727,611 shares voted in favor, 265,624 shares voted against, and 107,309 shares abstained. There were 12,317,637 broker non-votes.

2.       ELECTION OF DIRECTORS


         The following table sets forth the name of each nominee and the voting with respect to each nominee for director.

                                           FOR               WITHHOLD AUTHORITY
                                           ---               ------------------

Chih-Ming J. Chen, Ph.D.               61,686,629                  731,552
Irwin C. Gerson                        61,782,680                  635,501
Michael A. Schwartz, Ph.D.             61,782,680                  635,501


3.       APPROVAL OF ADOPTION OF ANDRX' 2000 STOCK OPTION PLAN

         With respect to the foregoing matter, 37,186,522 shares were voted for in favor, 12,717,252 against and 196,770 shares abstained. There were 12,317,637 broker non-votes.

4. RATIFICATION OF THE APPOINTMENT OF ARTHUR ANDERSEN LLP AS ANDRX' INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT FOR THE YEAR ENDING DECEMBER 31, 2000.

         With respect to the foregoing matter, 62,342,705 shares were voted in favor, 19,485 shares against and 55,991 shares abstained. There were no broker non-votes.

ITEM 5.  OTHER INFORMATION

         On November 16, 2000, Andrx entered into a definitive agreement to acquire CTEX Pharmaceuticals, Inc., a privately owned pharmaceutical sales and marketing company based in Jackson, Mississippi. The acquisition is for $30 million, subject to adjustment, comprised of Andrx common stock and cash, and will be accounted for using the purchase method of accounting. The acquisition is subject to various closing conditions. Andrx expects that the closing will occur by the first quarter of 2001 and that the acquisition will have a neutral to modestly accretive affect on its future financial results. Andrx estimates that CTEX, will generate net revenue of approximately $4.5 million in the 2000 fourth quarter and approximately $25.0 million in 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27.1     Financial Data Schedule (for SEC only)

         (b)      Reports on Form 8-K - None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 20, 2000

                                By:  /s/ Alan P. Cohen
                                    --------------------------------------------
                                    Alan P. Cohen
                                    Co-chairman and Chief Executive Officer
                                    (Principal Executive Officer)

                                By:   /s/ Angelo C. Malahias
                                    --------------------------------------------
                                    Angelo C. Malahias
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                             Description
-------                             -----------
 27.1                               Financial Data Schedule