Form 10-K
period 2000-12-31
ANDRX CORP /DE/
filed 2001-04-02
CIK 1123337

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

       [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2000

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________

                          Commission File No. 000-31475

                                ANDRX CORPORATION
             (Exact name of Registrant as specified in its charter)

            Delaware                                       65-1013859
- ---------------------------------              ---------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

        4955 Orange Drive
          Davie, Florida                                    33314
- ---------------------------------              ---------------------------------
      (Address of principal                               (Zip Code)
        executive offices)

                                 (954) 584-0300
                             ----------------------
              (Registrant's telephone number, including area code)

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:
         Andrx Corporation - Andrx Group Common Stock, $0.001 par value Andrx Corporation - Cybear Group Common Stock, $0.001 par value

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 29, 2001, the aggregate market values of Andrx Group common stock and the Cybear Group common stock held by non-affiliates (based on the closing price on such date as reported on the Nasdaq National Market) were $3.2 billion and $6.7 million, respectively. There were 69,763,806 shares of Andrx Group common stock outstanding and 15,207,250 shares of Cybear Group common stock outstanding as of March 29, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2001 annual meeting of stockholders.

                           FORWARD LOOKING STATEMENTS

         Andrx Corporation cautions readers that certain important factors may affect Andrx Corporation's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of Andrx Corporation. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "to," "expect," "believe," "anticipate," "intent," "could," "would," "estimate," or "continue," or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties. Andrx Corporation is also subject to other risks detailed herein or detailed from time to time in Andrx Corporation Securities and Exchange Commission filings.

                                     PART I

Item 1. Business

Introduction

         On September 7, 2000, Andrx Corporation completed a reorganization whereby it acquired the outstanding equity of its Cybear Inc. subsidiary that it did not own, reincorporated in Delaware, and created two new classes of common stock:

         o Andrx common stock, to track the performance of the Andrx Group, which includes Andrx Corporation and subsidiaries, other than Cybear Inc., its subsidiaries and certain potential future Internet businesses of Andrx Corporation; and

         o Cybear common stock, to track the performance of the Cybear Group, which includes Cybear Inc., its subsidiaries and certain potential future Internet businesses of Andrx Corporation.

In connection with the reorganization, Andrx shareholders exchanged each share of common stock held for one share of Andrx common stock and .1489 shares of Cybear common stock and Cybear stockholders, other than Andrx, exchanged each share of common stock held for one share of Cybear common stock.

         As used in this Andrx Corporation Form 10-K, "Andrx Corporation" or the "Company" refers to Andrx Corporation and all of its subsidiaries. "Andrx" refers to Andrx Corporation and all of its subsidiaries other than Cybear Inc. prior to the September 2000 reorganization and to the Andrx Group after the reorganization. "Cybear" refers to Cybear Inc. and its subsidiaries prior to the reorganization and to the Cybear Group following the reorganization.

         This Form 10-K contains trademarks held by Andrx Corporation and those of third parties.

                                BUSINESS OF ANDRX

Overview

         Andrx formulates and commercializes controlled-release oral pharmaceuticals using its proprietary drug delivery technologies. Andrx markets and sells Cartia XT(R) and Diltia XT(R), its generic or bioequivalent versions of Cardizem(R) CD and Dilacor XR(R).

         Andrx has nine proprietary drug delivery technologies that it has patented for certain applications or for which it has filed for patent protection for certain applications. Andrx uses its proprietary drug delivery technologies and formulation skills to develop:

         o bioequivalent versions of selected controlled-release brand name pharmaceuticals; and

         o brand name controlled-release formulations of existing immediate-release or controlled-release drugs where it believes that the application of Andrx's drug delivery technologies may improve the efficacy or other characteristics of those products.

         Controlled-release drug delivery technologies generally provide more consistent and appropriate drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects by releasing drug dosages at specific times and in specific locations in the body. These technologies also allow for the development of "patient friendly" dosage forms, which reduce the number of times a drug must be taken, thus improving patient compliance.

         Andrx is also developing bioequivalent versions of specialty or niche pharmaceutical products.

         Through its distribution operations, Andrx primarily sells bioequivalent drugs manufactured by third parties primarily to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and physicians' offices. These operations are also used for the marketing of Andrx's and its collaborative partners' products.

         In March 2000, Andrx acquired Valmed Pharmaceutical, Inc., a privately owned distributor of bioequivalent pharmaceuticals based in Grand Island, New York. The purchase price was $15.2 million in cash including transaction costs, net of cash acquired. The acquisition was accounted for using the purchase method of accounting.

         In January 2001, Andrx completed the acquisition of CTEX Pharmaceuticals, Inc., a privately owned pharmaceutical sales and marketing company based in Canton, Mississippi with approximately 100 sales and marketing representatives. The purchase price of approximately $29 million consisted of $11 million in cash and 291,000 shares of Andrx common stock. The acquisition was accounted for using the purchase method of accounting.

         On March 30, 2001, Andrx acquired substantially all of the assets of Armstrong

Pharmaceuticals, a division of Celltech Pharmaceuticals Manufacturing, Inc., formerly known as Medeva Pharmaceuticals, Inc. based in West Roxbury, Massachusetts. Armstrong manufactures pharmaceutical aerosols, principally metered dose inhalers, or MDI, and holds an approved Abbreviated New Drug Application, or ANDA, for Albuterol MDI. The purchase price was approximately $18 million cash, subject to adjustments. The acquisition was accounted for using the purchase method of accounting.

         In January 2001, Andrx Corporation entered into an agreement to acquire Mediconsult.com, Inc., a Delaware corporation, in a stock for stock merger. Mediconsult is a Tarrytown, New York based company that operates Physicians' Online, a leading physician Internet portal and eMedEd, an Internet-based technology for physician education. In the merger Mediconsult shares will be exchanged for Cybear common stock on the basis of 0.1430 shares of Cybear common stock for each share of Mediconsult common stock, subject to adjustment. Mediconsult will become part of Cybear. The acquisition will be accounted for using the purchase method of accounting. The merger was approved by Mediconsult stockholders in March 2001 and is expected to close in April 2001, subject to the satisfaction of certain conditions.

Product Development and Commercialization

Bioequivalent Controlled-Release Pharmaceuticals

         Andrx applies its proprietary drug delivery technologies and formulation skills to develop bioequivalent versions of selected controlled-release brand name pharmaceuticals. Specifically, Andrx applies its proprietary processes and formulations to develop a product that will reproduce the brand product's physiological characteristics but not infringe upon the patents of the owner of the brand's new drug application, or NDA, or the patent's innovator. Next, Andrx conducts studies to establish that its product is bioequivalent to the brand product, and obtains legal advice that its products will not infringe the innovator's patents or that such patents are invalid or unenforceable. As required by the Drug Price Competition and Patent Restoration Act of 1984, known as the Waxman-Hatch Amendments, Andrx then assembles and submits an ANDA to the FDA for review. As part of this ANDA, Andrx typically certifies to the U.S. Food and Drug Administration, or FDA, that its product will not infringe the innovator's patents or that such patents are invalid or unenforceable. This certification is called a Paragraph IV certification.

         Once Andrx's ANDA is accepted for filing by the FDA, Andrx must also send notice of a Paragraph IV certification to the NDA owner and patent holder. The NDA owner or patent holder may then initiate a legal challenge for patent infringement. If they do so within 45 days of their receipt of notice of Andrx's Paragraph IV certification, that lawsuit will automatically prevent the FDA from approving Andrx's ANDA until the earlier of 30 months, expiration of the patent, or when the infringement case is decided in Andrx's favor. Brand name companies may obtain additional patents after an ANDA has been filed, but before it has been approved, which may require the submission of a new Paragraph IV certification and trigger the notice and waiting period requirements. Thus, the developer of bioequivalent products may invest a significant amount of time and expense in the development of these products only to be subject to significant delay and the uncertain results of patent litigation before its products may be commercialized.

         The Waxman-Hatch Amendments also provide an economic incentive for the early development of bioequivalent pharmaceuticals. The developer of a bioequivalent product having the first ANDA containing a Paragraph IV certification accepted for filing by the FDA is awarded a 180-day period of marketing exclusivity against other companies that subsequently file ANDAs containing Paragraph IV certifications for the same drug. This marketing exclusivity begins with the commercial marketing of the product, a court determination that the relevant patents are invalid, unenforceable or not infringed or upon the occurrence of certain events. A court decision triggering the 180-day period can occur either in litigation involving the first Paragraph IV filer or a subsequent filer. Accordingly, until the first developer's 180-day period of marketing exclusivity has expired or has been waived, the FDA may not approve the marketing of another ANDA containing a Paragraph IV certification for that same product.

         Andrx believes this period of marketing exclusivity provides an opportunity for the successful patent challenger to build its market share, to recoup the expense of the lawsuit and to realize greater profit margins. In addition, once that exclusivity period has lapsed, Andrx believes the first successful developer may more effectively defend its position against future competition. Andrx's ability to secure the benefit of this exclusivity period, however, depends on a variety of factors beyond Andrx's control, such as the relative dates of filing of ANDAs, the speed and results of litigation involving other ANDA filers and proposed changes in FDA regulations which may, for certain ANDA filings, decrease the value of the exclusivity period, as described in "Business-Government Regulation-ANDA Process." Therefore, even if Andrx qualifies for this market exclusivity for a particular product, Andrx may not be able to benefit from some or any of the 180-day period.

         Andrx has been sued for patent infringement on many of the products for which Andrx has filed ANDAs.

         Andrx has submitted ANDAs for bioequivalent versions of the following products:

Dilacor XR                 In October 1997, Andrx received FDA approval and
                           commenced selling Diltia XT, its bioequivalent version of Dilacor XR. Dilacor XR is used for the treatment of hypertension and chronic stable angina and is currently being marketed by Watson
                           Pharmaceuticals, Inc. Andrx's marketing exclusivity expired in April 1998. Total U.S. brand and bioequivalent sales for Dilacor XR were approximately
                           $75 million in 2000.

Cardizem CD                In July 1998, Andrx received FDA approval to sell its
                           bioequivalent version of Cardizem CD. Cardizem CD is used for the treatment of hypertension and chronic stable angina and was being marketed by

                           Aventis S.A., formerly Hoechst Marion Roussel, Inc., until January 2000 when Biovail acquired the rights to Cardizem CD and is now marketing Cardizem CD. Although approved by the FDA, Andrx did not market this product due to the then pending patent infringement litigation against Andrx with respect to this product. In June 1999, the litigation was settled and Andrx commenced selling Cartia XT, a reformulated version of Andrx's bioequivalent version of Cardizem CD. Andrx's marketing exclusivity expired on December 19, 1999. Total U.S. brand and bioequivalent sales for Cardizem CD were approximately $545 million in 2000.

Prilosec(R)                In March 2000, Andrx received tentative FDA approval
                           of its bioequivalent version of Prilosec. Prilosec is used for the treatment of ulcers and gastroesophageal reflux disease and is currently being marketed by AstraZeneca PLC. Patent infringement litigation was commenced by AstraZeneca against Andrx with respect to this product. Andrx believes that it was the first to have its ANDA for this product accepted for filing by the FDA and that upon final FDA approval, Andrx's product should be entitled to the 180-day period of marketing exclusivity. In January 2001, Andrx entered into a memorandum of understanding with Genpharm, Inc. resolving a dispute as to which company's ANDA was filed first. The memorandum of understanding, which is still subject to regulatory approval, provides that Andrx will market whichever of the products may first be lawfully and prudently marketed. Through cross licenses the parties will receive royalties based on the profits derived from the sale of either or both products according to a sliding scale. Andrx does not expect to begin marketing its bioequivalent version of Prilosec before the expiration of the composition of matter patent in April 2001, which may be extended for six months as a reward for pediatric studies. In March
                           2001, however, AstraZeneca listed four additional patents as covering Prilosec and, under protest, Andrx submitted additional Paragraph IV certifications with respect to those patents. If
                           AstraZeneca were to file a lawsuit against Andrx with respect to these newly issued patents, market approval for Andrx's product may be further delayed.
                           Total U.S. brand sales for Prilosec were approximately $3.8 billion in 2000.

Naprelan(R)                In March 2000, Andrx received tentative FDA approval
                           of its ANDA for a bioequivalent version of Naprelan.
                           Naprelan is used for the treatment of inflammation and is currently being marketed by Elan Corporation p1c. Elan commenced patent infringement litigation against Andrx with respect to this product. This litigation is continuing. As Andrx was not the first to have its ANDA for this product accepted for filing, Andrx cannot market its bioequivalent version of Naprelan until the 180-day marketing exclusivity period of the first ANDA filer expires or is waived, and either its 30-month waiting period expires or the litigation is concluded in Andrx's favor and the FDA approves Andrx's ANDA. Total U.S. brand sales for Naprelan were approximately $40 million in 2000.

Tiazac(R)                  In October 2000, Andrx received tentative FDA
                           approval of its ANDA for a bioequivalent version of Tiazac. Tiazac is used for the treatment of hypertension and chronic stable angina and is currently being marketed by Forest Laboratories, Inc.
                           Biovail Corporation International, the developer of Tiazac, commenced patent infringement litigation against Andrx with respect to this product. In March
                           2000, the United States District Court for the
                           Southern District of Florida entered an order that Andrx's product does not infringe the Biovail patent, and the United States Courts of Appeals for the Federal Circuit affirmed that determination in February 2001. However, the FDA's final approval of this ANDA has been delayed as a result of Biovail's
                           January 2001 listing of a new additional patent covering Tiazac. Andrx has challenged the appropriateness of that patent listing and has submitted, under protest, an additional Paragraph IV certification with respect to the recently issued patent. If Biovail were to file a lawsuit against Andrx with respect to this newly issued patent, market approval for Andrx's product may be further delayed. Andrx believes that it was the first to have its ANDA for this product accepted for filing by the FDA and that upon final FDA approval Andrx's product should be entitled to the 180-day period of marketing exclusivity. Total U.S. brand sales for Tiazac were approximately $200 million in 2000.

Wellbutrin SR(R)           In August 1999, the FDA accepted Andrx's ANDA
                           submission for a bioequivalent version of Wellbutrin
                           SR. Wellbutrin SR is used to treat depression and is currently being marketed by Glaxo Wellcome Plc. Glaxo commenced patent infringement litigation against
                           Andrx with respect to this product. Andrx believes that it was the first to have an ANDA for the 150 mg dosage of this product accepted for filing by the FDA and that, upon final FDA approval, this dosage form of Andrx's product should be entitled to 180-day marketing exclusivity. Andrx does not expect to market this product until the 30-month waiting period expires or the litigation is concluded in Andrx's favor and the FDA approves Andrx's ANDA. Total U.S.
                           brand sales for Wellbutrin SR were approximately $700 million in 2000.

Zyban(R) In August 1999, the FDA accepted Andrx's ANDA submission for a bioequivalent version of Zyban. Zyban is prescribed for the cessation of smoking and is currently being marketed by Glaxo. Glaxo commenced patent infringement litigation against Andrx with respect to this product. Andrx believes that it was the first to have an ANDA for this product accepted for filing by the FDA and that, upon final FDA approval, Andrx's product should be entitled to the 180-day period of marketing exclusivity. Andrx does not expect to market this product until the 30-month waiting period expires or the litigation is concluded in Andrx's favor and the FDA approves Andrx's ANDA. Total U.S. brand sales for Zyban were approximately $100 million in 2000.

K-Dur(R) In August 1999, the FDA accepted Andrx's ANDA submission for a bioequivalent version of K-Dur. K-Dur is a potassium supplement that is currently being marketed by Key Pharmaceuticals, Inc., a subsidiary of Schering-Plough Corporation. No patent infringement suit related to the ANDA for K-Dur has been filed against Andrx. As Andrx was not the first to have its ANDA for this product accepted for filing, Andrx cannot market its bioequivalent version of K-Dur until the 180-day marketing exclusivity period of the first ANDA filer expires or is waived and the FDA approves Andrx's ANDA. Total U.S. brand sales for K-Dur were approximately $260 million in 2000.

Claritin D-24(R)           In February 2000, the FDA accepted Andrx's ANDA
                           submission for a bioequivalent version of Claritin
                           D-24. Claritin D-24 is a once-a-day antihistamine for the treatment of allergies and is currently being marketed by Schering-Plough. Schering-Plough has commenced patent infringement litigation against
                           Andrx with respect to this product. Andrx believes that it was the first to have an ANDA for this product accepted for filing by the FDA and that, upon final FDA approval, this product should be entitled to the 180-day period of marketing exclusivity. Andrx does not expect to market this product until the 30-month waiting period expires or the litigation is concluded in Andrx's favor and the FDA approves the ANDA. Total U.S. sales of Claritin D-24 were approximately $400 million in 2000.

Depakote(R)                In March 2000, the FDA accepted Andrx's ANDA
                           submission for a bioequivalent version of Depakote.
                           Depakote is used to treat epilepsy and is currently being marketed by Abbott Laboratories Inc. Abbott has commenced patent infringement litigation against
                           Andrx. As Andrx was not the first to have its ANDA for this product accepted for filing, Andrx cannot market its bioequivalent version of Depakote until the 180-day marketing exclusivity period of the first
                           ANDA filer expires or is waived and either the 30-month waiting period expires or the litigation is concluded in Andrx's favor and the FDA approves the ANDA. Total U.S. sales of Depakote were approximately
                           $790 million in 2000.

Lodine(R)XL                In May 2000, the FDA accepted Andrx's ANDA submission
                           for a bioequivalent version of Lodine XL. Lodine XL is used to treat both osteoarthritis and rheumatoid arthritis and is currently being marketed by American
                           Home Products Corporation. No patent infringement litigation has been commenced against Andrx. As Andrx was not the first to have its ANDA for this product accepted for filing, Andrx cannot market its bioequivalent version of Lodine XL until the 180-day marketing exclusivity period of the first ANDA filer expires or is waived and Andrx receives FDA approval.
                           Total U.S. sales of Lodine XL were approximately
                           $60 million in 2000.

Procardia(R)XL             In August 2000, the FDA accepted Andrx's ANDA
                           submission for a bioequivalent version of Procardia
                           XL. Procardia XL is used to treat hypertension and chronic stable angina and is currently being marketed by Pfizer, Inc. A complaint asserting patent infringement was filed against Andrx, but never served. During the interim, Andrx entered into a settlement with both Pfizer and the patent owner providing for the dismissal of the lawsuit, and the potential licensing of the patent at issue. As Andrx was not the first to have its ANDA for this product accepted for filing, Andrx cannot market its bioequivalent version of Procardia XL until the 180-day marketing exclusivity period of the first
                           ANDA filer expires or is waived and Andrx receives
                           FDA approval. Total U.S. brand and bioequivalent sales for Procardia XL were approximately $470 million in 2000.

Claritin Reditabs(R)       In September 2000, the FDA accepted Andrx's ANDA
                           submission for a bioequivalent version of Claritin
                           Reditabs. Claritin Reditabs is used for the treatment of allergies and is currently being marketed by Schering-Plough. Schering-Plough has commenced patent infringement litigation against Andrx with respect to this product. As Andrx was not the first to have its ANDA for this product accepted for filing, Andrx cannot market its bioequivalent version of Claritin
                           Reditabs until the 180-day marketing exclusivity period of the first ANDA filer expires or is waived and the FDA approves Andrx's ANDA. Total U.S. sales of Claritin Reditabs were approximately $250 million in 2000.

Accupril(R)                In December 2000, the FDA accepted Andrx's ANDA
                           submission for a bioequialent version of Accupril.
                           Accupril is used to treat hypertension and is currently being marketed by Parke Davis. No patent infringement litigation has been commenced against Andrx. As Andrx was not the first to have its ANDA for this product accepted for filing, Andrx cannot market its bioequivalent version of Accupril until the 180-day marketing exclusivity period of the first
                           ANDA filer expires or is waived and the FDA approves
                           Andrx's ANDA. Total U.S. sales of Accupril were approximately $440 million in 2000.

         In addition, ANCIRC Pharmaceuticals, the 50/50 joint venture with Watson Pharmaceuticals, Inc., received FDA approval for bioequivalent versions of the following products:

Trental(R)                 In September 1998, ANCIRC received FDA approval to
                           sell its bioequivalent version of Trental. Trental is used for the treatment of patients with chronic occlusion of arteries of the limbs. This product was formulated by Andrx, is being manufactured by Watson and is being marketed by Andrx. Total U.S. brand and bioequivalent sales for Trental were approximately
                           $62 million in 2000. The ANDA for this product did not contain a Paragraph IV certification.

Oruvail(R)                 In March 1999, ANCIRC received FDA approval to sell
                           its bioequivalent version of Oruvail. Oruvail is being used for the treatment of patients with rheumatoid arthritis and osteoarthritis. This product is to be manufactured and marketed by Andrx and was launched in April 1999, but was discontinued in June
                           1999 due to manufacturing problems related to this product. Andrx is in the process of rectifying these problems and expect to start producing and marketing this product again in 2001. Total U.S.
                           brand and bioequivalent sales for Oruvail were approximately $25 million in 2000. The ANDA for this product did not contain a Paragraph IV certification.

         In addition, Andrx or one of its collaborative partners from time to time, files or may file additional ANDAs that may or may not include Paragraph IV certifications.

Bioequivalent Product Pipeline

         In addition to the products for which ANDAs have been submitted, Andrx is currently developing approximately 40 additional bioequivalent versions of brand name drugs. Total U.S. sales for the brand versions of these products were approximately $8 billion in 2000. Andrx is continually evaluating potential product candidates, including specialty or niche pharmaceutical products. In selecting the product candidates, Andrx focuses on pharmaceuticals which it (i) anticipates will have high sales volume, (ii) for (a) which marketing exclusivity or patent rights have expired, (b) are near expiration or (c) Andrx believes will not be infringed by the application of its technologies, and (iii) are (a) controlled release, (b) otherwise difficult to replicate, or (c) have other barriers to entry.

Brand Name Controlled-Release Pharmaceuticals

         Andrx is developing brand name controlled-release formulations by applying Andrx's proprietary drug delivery technologies to existing immediate-release and controlled-release drugs. Andrx believes that the application of Andrx's drug delivery technologies will improve the characteristics of these products, for example, by decreasing undesired side effects or reducing the frequency of administration. In selecting the product candidates, Andrx focuses on high sales volume pharmaceuticals that will lack patent protection for the active drug at the time Andrx plans to market the product. Andrx is continually evaluating potential product candidates for this program.

         In order to facilitate development of these products, Andrx plans to undertake formulation and development on its own and to use contract research organizations for clinical studies. These potential products generally require Andrx to file an Investigational Drug Application, or IND, with the FDA before commencing clinical trials and a NDA in order to obtain FDA approval. Andrx believes that the Section 505(b)(2) approval process that Andrx intends to utilize for these type of brand name controlled-release formulations will be simpler than that typically associated with most NDAs for new chemical entities because Andrx's development efforts involve chemical entities which have been previously approved by the FDA. Andrx may also receive certain marketing exclusivity rights for a controlled-release product Andrx develops in Andrx's new drug program. Conversely, marketing exclusivity rights awarded to another new controlled-release product may delay approval of Andrx's new drug.

         The following describes the status of Andrx's brand name controlled-release products:

Avicor(TM)                 Andrx's product, Avicor, is a newly developed
                           extended-release tablet form of lovastatin using one of Andrx's patented drug delivery technologies to treat elevated cholesterol or hypercholesterolemia.
                           Merck & Co., Inc. markets lovastatin
                           immediate-release oral tablets under the brand name
                           Mevacor(R). Mevacor immediate-release tablets are currently marketed in 10 mg, 20 mg and 40 mg strengths and are administered once a day. The usual recommended starting dose is 20 mg once a day. The recommended dosing range is 10 mg to 80 mg per day in one or two doses. Mevacor belongs to a class of drugs known as statins. Statin products had approximately
                           $7 billion in U.S. sales in 2000, of which Mevacor sales were approximately $225 million.

                           Andrx's patent protected tablet formulation also contains 10 mg, 20 mg, 40 mg or 60 mg doses. In a Phase II crossover study conducted by Andrx in patients with elevated cholesterol, Avicor produced a greater reduction in mean LDL cholesterol than was produced by an equivalent dose of Mevacor. There was little or no difference in adverse events between Avicor and Mevacor. In June 1999, Andrx initiated Phase III studies of Avicor with over 500 targeted patients in over 40 centers to further evaluate the efficacy and safety of Andrx's product. The Phase III studies were completed in November 2000 and show that Avicor compares favorably with other currently marketed products. Andrx filed an NDA in March 2001. Andrx is also conducting Phase II studies on the use of Andrx's controlled release formulation of Avicor for the treatment of Alzheimer's and other diseases. Andrx has licensed Avicor for sale in certain other countries.

                           Metformin XT(TM) Andrx has developed Metformin XT, an oral extended-release dosage form of metformin using one of Andrx's patented drug delivery technologies (SCOT(TM)), to treat non-insulin-dependent diabetes mellitus, commonly referred to as Type II diabetes. Bristol Myers Squibb Inc. markets metformin as an immediate-release tablet under the brand name Glucophage(R). Andrx's once daily product is intended to have bioavailability similar to the currently marketed Glucophage product. Glucophage tablets are marketed in 500 mg, 850 mg or 1000 mg doses. Although there is no fixed dosage regimen, it is typically administered two to three times per day with a maximum recommended dose of 2,500 mg per day. In October 2000, Bristol Myers Squibb's NDA for a once a day metformin product, Glucophage XR, was approved for marketing. Glucophage XR was granted "new dosage form" marketing exclusivity for a period of three years. There were over $1.5 billion of U.S. sales of glucose-lowering products in 2000 including Glucophage, Glucotrol XL(R)and Glynase(R). Metformin use has been associated with gastrointestinal side effects. These adverse events may be partially avoided using an extended-release dosage form. Another advantage of an extended-release dosage form is a reduction in the frequency of administration, which Andrx expects to increase patient compliance.

                           In January 2000, Andrx successfully completed Phase II clinical studies and commenced pivotal Phase III clinical studies in the second quarter of 2000. Andrx believes that other companies may also be developing once-a-day dosages of metformin for NDA filings in the near future. Andrx anticipates filing an NDA by early 2002. Depending upon how the FDA interprets the exclusivity covering Glucophage XR, the agency may not be able to approve Metformin XT until October 2003.

         Andrx is also in various early stages of research and development for, or is otherwise investigating, other potential NDA products. From time to time, Andrx evaluates entering into collaborative arrangements with other pharmaceutical companies to assist in or undertake the further research and development or commercialization of these products or products being considered for development by those companies.

         Brand Sales and Marketing Strategy. Andrx research and is developing and evaluating various strategies for the sale and marketing of its brand name controlled-release pharmaceuticals. These strategies include establishing its own sales organization and related infrastructure to support and manage Andrx's sales effort, licensing Andrx's brand name products to other pharmaceutical companies with sales organizations sufficient to support Andrx's products, entering into co-promotion or contract sales arrangements with respect to the products, or a combination of the above. If Andrx licenses its products or enters into co-promotional or contract sales arrangements, Andrx would not incur the significant upfront expenses associated with building a sales organization, but Andrx's potential profit margins for the product could be lower. Whichever strategy or combination of strategies Andrx pursues, Andrx expects that it will have an established sales organization in place when its current brand name controlled-release pharmaceuticals are ready to be launched. In January 2001, Andrx completed the acquisition of CTEX, a pharmaceuticals sales and marketing company which, at that time, employed approximately 100 sales and marketing representatives. As of March 2001, CTEX employs approximately 150 sales and marketing representatives. Andrx is pursuing the acquisition of additional brand products so that it may continue to build and utilize its sales force, while it is awaiting the launch of the brand name controlled-release pharmaceuticals it is developing. Andrx also expects to have the ability to access doctors through Cybear's online communication system.

Andrx's Proprietary Drug Delivery Technologies

         Both Andrx's bioequivalent controlled-release pharmaceuticals and Andrx's brand name controlled-release pharmaceuticals generally utilize Andrx's proprietary drug delivery technologies to control the release characteristics of a variety of orally administered drugs. Controlled-release products are formulations that release active drug compounds in the body gradually and predictably over a 12 or 24-hour period and therefore need be taken only once or twice daily. Controlled-release products typically provide numerous benefits over immediate release drugs, including:

         o        greater effectiveness in the treatment of chronic conditions;

         o        reduced side effects;

         o        greater convenience (only once or twice a day); and

         o higher levels of patient compliance due to a simplified dosing schedule.

         Andrx has nine proprietary drug delivery technologies that have been patented for certain applications or for which Andrx has filed for patent protection for certain applications. Andrx has been issued or has received notices of allowances for 28 patents with respect to these technologies. Andrx originally designed these controlled-release technologies specifically for a drug that was being formulated.

         Andrx's drug delivery technologies utilize a variety of polymers and other materials to encapsulate or entrap the active drug compound and to release the drug at varying rates at predetermined locations in the gastrointestinal tract. In applying an appropriate drug delivery technology to a particular drug candidate, Andrx considers such factors as:

         o        the desired release rates of the drug;

         o        the physio-chemical properties of the drug;

         o the physiology of the gastrointestinal tract and the manner in which the drug will be absorbed during passage through the gastrointestinal tract; and

         o the effect of food on the absorption rate and transit time of the drug.

         The following summarizes Andrx's drug delivery technologies:

Drug Delivery Technology                Description
- ------------------------                -----------

Pelletized Pulsatile Delivery           PPDS is designed for use with products
System(TM) ("PPDS")                     that require a pulsed release of the
                                        drug. This technology uses pellets that
                                        are coated with specific polymers and
                                        agents to control the release rate of
                                        the microencapsulated drug. By varying
                                        the proportion and composition of the
                                        polymer mixtures, the release rate of
                                        the drug may be specifically controlled.

Single Composition Osmotic Tablet(TM)   SCOT utilizes various osmotic modulating
System ("SCOT")                         agents as well as polymer coatings to
                                        provide a zero-order release of a drug
                                        (a constant rate of release).

Solubility Modulating Hydrogel(TM)      SMHS is designed for products utilizing
System ("SMHS")                         a hydrogel-based dosage system that
                                        provides for sustained release without
                                        the need to use special coatings or
                                        structures, which add to the cost of
                                        manufacturing. This technology avoids
                                        the "initial burst effect" commonly
                                        observed with other sustained-release
                                        hydrogel formulations.

Drug Delivery Technology                Description
- ------------------------                -----------

Delayed Pulsatile Hydrogel System(TM)   DPHS is designed for use with hydrogel
("DPHS")                                matrix products that are characterized
                                        by an initial zero-order release of drug followed by a rapid release. This release profile is achieved by the blending of selected hydrogel polymers to achieve a delayed pulse.

Stabilized Pellet Delivery System(TM)   SPDS is designed specifically for
("SPDS")                                unstable drugs, incorporating a pellet
                                        core of drug and protective polymer
                                        outer layer(s).

Granulated Modulating Hydrogel          GMHS incorporates hydrogel and binding
System(TM) ("GMHS")                     polymers with the drug, which is formed
                                        into granules and then pressed into
                                        tablet form.

Pelletized Tablet System(TM)            PELTAB utilizes polymer-coated drug
("PELTAB")                              pellets or drug crystals which are
                                        manufactured into tablets. In order to
                                        provide a controlled release, a water
                                        insoluble polymer is used to coat
                                        discrete drug pellets or crystals, which then can resist the action of fluids in the gastrointestinal tract. This technology incorporates a strong polymer coating enabling the coated pellets to be compressed into tablets without significant breakage.

Porous Tablet System(TM)                PORTAB is designed for
("PORTAB")                              controlled-release dosage forms that
                                        utilize an osmotic core, typically
                                        containing a water soluble drug. The
                                        core includes a water soluble component
                                        and a continuous polymer coating. The
                                        purpose of the soluble agent is to
                                        expand the core and thereby create
                                        microporous channels through which the
                                        drug is released.

Stabilized Tablet Delivery System(TM)   STDS employs a dual layer coating
("STDS")                                technique that avoids the need to use a
                                        coating layer to separate omeprazole
                                        core from the enteric coating layer.

Collaborative Arrangements

         Andrx has entered into the following collaborative arrangements:

         ANCIRC

         ANCIRC is a 50/50 joint venture between Andrx and Watson Pharmaceuticals, Inc. for the development, manufacture and sale of up to eight bioequivalent controlled-release pharmaceuticals, two of which, bioequivalent versions of Trental and Oruvail, have already been approved by the FDA. Capital contributions, distributions and net income or losses are allocated equally between Andrx and Watson. Capital contributions are utilized by ANCIRC to pay outside vendors, services rendered by Watson or Andrx to ANCIRC, and to purchase finished goods inventory manufactured by Watson or Andrx on ANCIRC's behalf. In 2000, Andrx and Watson amended the terms of the ANCIRC joint venture agreement with respect to the six ANDA product candidates that had not yet been submitted to the FDA. Under the amendment, Andrx is solely responsible for all of the costs to research and develop, manufacture and sell the remaining six products, and Watson may receive a royalty on net sales, if any, from the commercialization of those products. This royalty arrangement applies to Andrx's ANDA for Procardia XL that was accepted for filing by the FDA in August 2000. The amendment also provides that Andrx may elect to discontinue its efforts to develop any of these six products at any time. The 50/50 joint venture relationship for the two previously approved products, bioequivalent versions of Trental and Oruvail, is continuing.

         CARAN

         In August 2000, Andrx entered into CARAN, a 50/50 joint venture with Carlsbad Technology, Inc. to develop, manufacture and sell three bioequivalent pharmaceutical products, for which ANDAs have been filed with the FDA. These products were developed and will be manufactured by Carlsbad and distributed by Andrx.

         Cybearclub

         In August 1999, Andrx and Cybear formed Cybearclub, a joint venture intended to distribute healthcare products to physicians through the Internet. Fifty-five percent (55%) owned by Cybear and 45% owned by Andrx, Cybearclub currently generates most of the revenue derived by Cybear. Cybearclub buys products from Andrx at cost. Andrx charges Cybearclub for certain fulfillment and back office operations such as purchasing, warehousing and distribution, as well as customer service and telemarketing activities. Under the agreement negotiated by Andrx and Cybear, such services were charged originally at 10% and subsequently amended to 6% of gross sales but could increase if Cybearclub achieves certain quarterly gross sales levels in the future.

Development and Licensing Agreements

         In June 1999, Andrx entered into an agreement with Geneva Pharmaceuticals, Inc., a member of the Novartis pharmaceutical group. Geneva agreed to make monthly license payments of $1,000,000 for 40 months to fund the development costs of certain controlled-release products that Andrx is developing for submission as NDAs in exchange for exclusive marketing rights to those products in specified territories. Under this arrangement, one of Andrx's NDA products has been outlicensed for the U.S. Upon receiving approval from, the

FDA or other regulatory agencies, Andrx will receive certain minimum guaranteed royalties in the first three years from the sale of these products in the specified territories. In June 2000, the agreement with Geneva was amended to, among other things, increase the license payments up to $6,000,000 for certain controlled-release dosage forms of existing products that Andrx is developing for submission as NDAs. Andrx has committed to continuing to sell Geneva's bioequivalent products in its distribution operations.

         In March 2001, Health Canada, Canada's health regulatory authority, approved the sale of Andrx's bioequivalent version of Cardizem CD in Canada and Rhoxalpharma, Inc., Andrx's licensee under a December 1997 agreement, commenced the sale of this product. Total Canadian brand name and bioequivalent sales for Diltiazem CD, Canada's equivalent of Cardizem CD, were approximately $60 million in 2000.

         Andrx has entered into additional development and licensing agreements covering bioequivalent pharmaceuticals with U.S. and foreign pharmaceutical companies. Pursuant to these agreements, the licensees typically will fund the cost of product development and will pay Andrx royalties in exchange for a license to market the products for a specified period in a specified territory.

         Andrx also works with other pharmaceutical companies to formulate controlled-release versions of existing commercialized drugs and drugs they are developing using Andrx's proprietary drug delivery technologies. In addition to improving drug efficacy, Andrx believes that its drug delivery technologies can provide these pharmaceutical companies with the opportunity to enhance the commercial value of their existing drug products and new drug candidates.

Manufacturing

         Andrx presently has a manufacturing facility capable of producing the projected necessary commercial quantities of Andrx's bioequivalent versions of Dilacor XR, Cardizem CD, Tiazac, Oruvail, Naprelan and K-Dur. Since Andrx's existing manufacturing facility will not be suitable for the manufacture of all of the products that Andrx has developed and intends to research and develop and manufacture, Andrx is in the process of expanding its manufacturing capabilities by completing the construction of a new manufacturing facility and converting portions of Andrx's existing facilities to additional manufacturing operations and related warehousing space. Following the completion of these projects, Andrx will have approximately 250,000 square feet for the manufacture and related warehousing of Andrx's products. If Andrx is unable to complete its construction and coversion projects in a timely manner, its business could suffer.

Pharmaceutical Distribution Operations

         Andrx markets and distributes pharmaceuticals manufactured by third parties, both through Andrx's Anda, Inc. subsidiary and through Andrx's Valmed subsidiary, known as VIP, which Andrx acquired in March 2000. Andrx purchases pharmaceuticals directly from manufacturers and wholesalers and markets them through Andrx's in-house telemarketing staff primarily to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and physicians offices. Andrx offers competitive pricing, quality products and responsive customer service, which Andrx believes are the critical elements to competing effectively in this market. Andrx telemarketing staff currently has approximately 200 persons and is supplemented by sales executives who are responsible for national accounts.

         Andrx currently utilizes its distribution operations for the marketing of its' and its collaborative partners' products including Cybearclub. Andrx plans to use its distribution operations for the marketing of future products. Andrx's distribution operations allow Andrx to observe and participate directly in developments and trends in the pharmaceuticals industry.

         Andrx purchases bioequivalent products and certain other products for resale from a number of pharmaceutical manufacturers and wholesalers. Andrx believes it is not dependent upon any particular supplier and that alternative sources of supply for most of Andrx's products are available if required.

Competition

         The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, healthcare legislation, availability of financing and other factors. Many of Andrx's competitors have longer operating histories and greater financial, research and development, marketing and other resources than Andrx. Andrx expects to be subject to competition from numerous other entities that currently operate or intend to operate in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake in-house development of these products. In Andrx's pharmaceutical distribution business, Andrx competes with a number of large wholesalers and other distributors of pharmaceuticals. Andrx cannot assure you that it will be able to compete successfully with these companies.

Patent Litigation and Proprietary Rights

General

         Andrx believes that its future will depend in part on its ability to obtain patents and trade secret protection, maintain trade secret protection and operate without infringing the proprietary rights of others. Andrx has been issued numerous U.S. and foreign patents and notices of allowances relating to its drug delivery technologies. In addition, Andrx has filed additional U.S. patent applications and various foreign patent applications relating to Andrx's drug delivery technologies. Andrx expects to apply for additional U.S. and foreign patents in the future. The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Andrx depends on its patents and trade secrets. Failure by Andrx to protect its patent rights or infringement by Andrx of the patent or proprietary rights of others could have a material adverse effect on Andrx's results of operations and financial position.

Patent Litigation

         There has been substantial litigation in the pharmaceutical, biomedical and biotechnology industries with respect to the manufacture, use and sale of new products that are the subject of patent rights. Most of the brand name controlled-release products for which Andrx is researching and developing bioequivalent versions are covered by one or more patents. Under the Waxman-Hatch

Amendments, when a drug developer files an ANDA for a bioequivalent drug, the developer must make a certification to the FDA as to whether the developer believes that any unexpired patent which has been listed with the FDA as covering the relevant brand-name product will be infringed by the developer's product or is invalid or unenforceable. If the developer believes that its product does not infringe the brand product's patents or that any unexpired patent is invalid or unenforceable, it provides a Paragraph IV certification to the FDA and a notice to the NDA owner and the patent holder, who may then challenge the developer's Paragraph IV certification by filing a lawsuit for patent infringement. If a lawsuit is filed within 45 days from the day the NDA owner and patent holder received notice of the Paragraph IV certification, the FDA can review and tentatively approve the ANDA, but cannot make the marketing approval effective until a judgment in the action has been rendered in favor of the developer, 30 months have passed from the date the patent holder received the Paragraph IV certification, or when the patent expires, whichever is sooner. Brand name pharmaceutical companies may obtain additional patents after an ANDA has been filed, but before it has been approved, which may require the submission of a new Paragraph IV certification and trigger additional notification and waiting period requirements. The outcome of such litigation is difficult to predict because of the uncertainties inherent in patent litigation.

         Numerous such actions have been filed against Andrx. The Dilacor XR action was dismissed without prejudice; the litigation relating to Andrx's bioequivalent version of Cardizem CD was dismissed with prejudice; the trial and appellate courts both found in Andrx's favor in the Tiazac litigation; and the other actions relating to Andrx's ANDAs for bioequivalent versions of Prilosec, Wellbutrin SR and Zyban, Naprelan, Depakote, Claritin D-24 and Claritin Reditabs are pending. Andrx anticipates that additional actions may be filed as Andrx or its collaborative partners file additional ANDAs containing Paragraph IV certifications. Patent litigation may also affect NDAs that Andrx files in the future. Andrx's business could be harmed by the delay in obtaining FDA approval to market Andrx's products as a result of litigation, the expense of litigation whether or not Andrx is successful, or an adverse outcome in such litigation.

Cardizem CD Litigation and the Stipulations

         In September 1997, Andrx entered into a stipulation with Aventis in connection with the patent infringement litigation brought against Andrx by Aventis relating to the sale of Andrx's bioequivalent version of Cardizem CD. In June 1999, the FDA approved Andrx's sale of a reformulated version of its bioequivalent version of Cardizem CD, and Andrx entered into a new stipulation with Aventis, pursuant to which the lawsuit was dismissed with prejudice and Andrx received the outstanding fees owed to it under the 1997 stipulation.

         In January 2001, Biovail acquired the rights to Cardizem CD, including Aventis' rights under the 1999 stipulation from Aventis. On January 19, 2001, Andrx received a letter from Biovail's counsel advising Andrx that Andrx's sale of certain lots of Cartia XT did not meet the safe-harbor dissolution values specified in the 1999 stipulation, which according to Biovail, constitutes a breach of the 1999 stipulation and demanding that the nonconforming product be removed from the market. In response, among other things, in February 2001, Andrx filed suit against Biovail in the United States District Court for the Southern District of Florida, alleging breach of contract, violations of the Lanham Act and Florida's Deceptive and Unfair Practices Act, tortious interference with business relationship, common law unfair competition, abuse of process and a declaratory judgment that Andrx did not breach the 1999 stipulation and that its ANDA does not infringe any of Biovail's patent rights.

         Biovail Antitrust Litigation

         In May 1998, Biovail filed a claim against Andrx in the Federal District Court in the District of Columbia alleging that the 1997 stipulation violated Sections 1 and 2 of the Sherman-Antitrust Act and seeking a declaratory judgment as to federal law as well as for alleged violations of state common law of unfair competition, tortious interference with prospective advantage and tortious interference with a contract. Biovail sought injunctive relief and treble the amount of its actual damages in an unspecified amount, plus interest, with respect to its federal law claims, and actual and punitive damages in unspecified amounts, plus interest, with respect to its common law claims. In July 1998, Andrx filed a motion to dismiss Biovail's claims. That motion was granted with prejudice with respect to the federal antitrust claims on January 6, 2000. Biovail appealed that dismissal to the Court of Appeals and also requested that the District Court reconsider its determination in light of certain facts that Biovail failed to provide the court.

         On October 26, 2000, the District Court denied Biovail's motion for reconsideration of the court's January 6, 2000 decision dismissing Biovail's antitrust counterclaims against Andrx and reconfirmed that dismissal. The court found that any "potential delay in the marketing of generic versions of Cardizem was more directly caused by the applicable statutory scheme than by any agreement between Andrx and HMRI (Aventis' predecessor)," and as such, "Biovail's allegation that it has been unable to compete in the generic Cardizem market does not flow from the allegedly unlawful agreement between Andrx and HMRI." Biovail appealed this denial of reconsideration and, by agreement of the parties, consolidated Biovail's pending appeal of the original order dismissing its counterclaims. Oral argument of the consolidated appeal was heard on February 12, 2001, at the conclusion of which the court reserved decision. See also "Item 3 - Legal Proceedings" with respect to other litigation relating to the stipulations.

         Purepac Litigation

         In March 2000, Andrx received a letter from Purepac Pharmaceuticals Co., a subsidiary of F.H. Faulding & Co., stating its belief that Cartia XT, Andrx's bioequivalent version of Cardizem CD, infringed certain claims of a patent that had been issued in its favor on March 7, 2000. The letter offered to license that patent to Andrx. On March 7, 2000, Purepac also filed an infringement suit against Andrx in the U.S. District Court for the Eastern District of Pennsylvania regarding the same patent. Purepac sought an injunction enjoining the sale of Cartia XT, damages in an amount no less than a reasonable royalty, treble damages for willful infringement and other relief. Andrx answered the Complaint by denying infringement, alleging certain affirmative defenses and seeking a declaration that Andrx did not infringe and has not infringed any valid claim of the patent in suit and that the patent is invalid. On March 2, 2001, Andrx and Purepac settled their dispute.

Prilosec Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Prilosec. Andrx believes that it was the first to have its ANDA for this product accepted for filing by the FDA and that once final approval is received Andrx's product should be entitled to the 180-day period of marketing exclusivity. In May 1998, AstraZeneca filed suit against Andrx in the U.S. District court for the Southern District of Florida claiming patent infringement because of the ANDA filed by Andrx for Prilosec. Andrx responded to this claim by denying infringement, raising various other defenses, filing certain counterclaims against AstraZeneca and by seeking a declaration that there has been no infringement and that the patents are invalid. AstraZeneca seeks an injunction enjoining Andrx from further infringing the subject patents and an order directing that the effective date of any FDA approval of Andrx' proposed bioequivalent version of Prilosec be no earlier than the expiration date of its patents.

         A second Paragraph IV certification was later made by Andrx with regard to a different strength of Prilosec. This resulted in AstraZeneca filing another suit in the U.S. District Court for the Southern District of Florida. Both of these suits have been consolidated in the U.S. District Court for the Southern District of New York, together with three other patent infringement suits initiated by AstraZeneca involving ANDAs submitted by other companies for bioequivalent versions of Prilosec.

         The U.S. District Court for the Southern District of New York has issued a scheduling order setting a trial date of May 28, 2001. Andrx is taking steps to determine when it can proceed to trial and whether the trial will be in the U.S. District Court for the Southern District of New York on May 28, 2001 or in the U.S. District Court for the Southern District of Florida. In March 2001, AstraZeneca listed four new patents in the FDA's Orange Book. Under protest and with full reservation of its right to challenge the validity of this new listing, Andrx made a Paragraph IV certification that its bioequivalent version of Prilosec does not infringe any valid claims of the new patents.

Tiazac Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Tiazac. In October 1998, Biovail and its related entities, filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of the ANDA filed by Andrx with the FDA for a bioequivalent version of Tiazac. Andrx responded to this claim by denying infringement, raising various other defenses, filing certain counterclaims against Biovail and by seeking a declaration that there has been no infringement and that the patent is invalid. Biovail sought an injunction enjoining Andrx from further infringing the subject patent and an order directing that the effective date of any FDA approval of Andrx's proposed bioequivalent version of Tiazac be no earlier than the expiration date of the subject patent. On March 6, 2000, the court entered an order that Andrx's product does not infringe the Biovail patent. Biovail appealed to the Court of Appeals for the Federal Circuit. On February 13, 2001, the U.S. Court of Appeals for the Federal Circuit unanimously affirmed the District Court order that Andrx's product does not infringe the Biovail patent. In the interim, Biovail listed a patent it recently acquired from a third party in the FDA's Orange Book. Andrx believes the listing to be improper and filed suit against Biovail (and nominally the FDA) in the U.S. District Court for the Southern District of Florida seeking, among other things, a preliminary and permanent injunction ordering Biovail to delist the patent from the FDA's Orange Book and enjoining the FDA from delaying approval of the Andrx bioequivalent version of Tiazac for any reason relating to the new patent. On March 1, 2001, the court denied Andrx's motion for a preliminary injunction on the ground that the court does not have subject matter jurisdiction over the claim brought by Andrx against Biovail under the provisions of the Waxman-Hatch Amendments. Meanwhile, under protest and with full reservation of its right to continue to challenge the validity of Biovail's listing, Andrx made a Paragraph IV certification that its bioequivalent version of Tiazac does not infringe any valid claims of the new patent.

Naprelan Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Naprelan. In October 1998, Elan filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of the ANDA filed by Andrx with the FDA for a bioequivalent version of Naprelan. Andrx responded to this claim by denying infringement, raising various other defenses, filing certain counterclaims against Elan and by seeking a declaration that there has been no infringement and that the patent is invalid. Elan seeks a judgment enjoining Andrx from further infringing the subject patent and ordering that the effective date of any FDA approval of Andrx's proposed bioequivalent version of Naprelan be no earlier than the expiration date of the patent. A trial of this case commenced on January 30, 2001, and, in terms of oral evidence and receiving documents into evidence, was completed on February 14, 2001. The parties have submitted proposed findings of fact and conclusions of law to the court and expect to make final arguments before the court in early May 2001.

Wellbutrin SR and Zyban Litigation

         Andrx made Paragraph IV certifications in connection with the ANDAs Andrx filed for Andrx's bioequivalent versions of Wellbutrin SR and Zyban. In September 1999, Glaxo filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of the ANDAs filed by Andrx with the FDA for bioequivalent versions of Wellbutrin SR and Zyban. Andrx responded to this claim by denying infringement, raising various other defenses, filing certain counterclaims against Glaxo and by seeking a declaration that there has been no infringement and that the patent is invalid. Glaxo seeks an injunction enjoining Andrx from further infringing the subject patents and orders directing that the effective date of any FDA approval of Andrx's proposed bioequivalent versions of Wellbutrin SR and Zyban be no earlier than the expiration date of the subject patent. The case is currently scheduled to go to trial on July 2, 2001.

Depakote Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for Andrx's bioequivalent version of Depakote. In March 2000, Abbott filed suit against Andrx in the United States District Court for the Northern District Court of Illinois, claiming infringement of two of its patents because of the ANDA Andrx filed with the FDA for its bioequivalent version of Depakote. Abbott seeks a judgment enjoining Andrx from further infringing the subject patents and ordering that the effective date of any FDA approval of Andrx's proposed bioequivalent version of Depakote be no earlier than the expiration dates of the two patents in suit. Following Andrx's filing of a motion to dismiss for lack of jurisdiction, Abbott filed a second action against Andrx for the same claims in the United States District Court for the Southern District of Florida as well as a third action against Andrx for the same claims in the United States District Court for the Eastern District of Virginia. All the infringement claims filed by Abbott against Andrx were transferred to and consolidated for trial in the United States District Court for the Southern District of Florida. Andrx responded to these claims by denying infringement, raising various other defenses, filing certain counterclaims against Abbott and by seeking a declaration that there has been no infringement and that the two patents are invalid. The trial has been specially set to commence on November 2, 2001.

Claritin D-24 Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Claritin D-24. In March 2000, Schering Plough Corporation filed suit in the U.S. District Court for New Jersey claiming that Andrx's ANDA product infringed two of its patents. Andrx responded to these claims by denying infringement, raising various other defenses, filing certain counterclaims against Schering Plough and by seeking a declaration that there has been no infringement and that the two patents are invalid. The court has ordered that all discovery be completed by September 14, 2001.

Claritin Reditabs Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Claritin Reditabs. In January 2001, Schering Plough filed suit in the U.S. District Court for New Jersey claiming that Andrx's ANDA product infringed one of its patents. Andrx responded to these claims by denying infringement, raising various other defenses, filing certain counterclaims against Schering Plough and by seeking a declaration that there has been no infringement and that the patent is invalid.

Procardia XL Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Procardia XL. In November 2000, Bayer AG and Pfizer, Inc. filed suit in the U.S. District Court for the Southern District of Florida claiming that Andrx's ANDA product infringed one of its patents. Though that suit was never served, in March 2001, Andrx entered into a settlement agreement with them and the case was dismissed.

         While Andrx believes its ANDA products do not infringe the patents that Andrx has been sued upon or that such patents are invalid and/or unenforceable, the ultimate resolution of these patent litigation matters is not known and there is no assurance Andrx's position will ultimately prevail.

Government Regulation

         Drug manufacturers are required to obtain FDA approval before marketing their new drug product candidates. This approval process is often costly and time consuming and Andrx cannot assure you that any drug application will timely be approved by the FDA or any other health authority, if at all.

         ANDA Process. FDA approval is required before a bioequivalent version of a previously approved drug or a new dosage form of an existing drug can be marketed. Approval for such products generally is sought using an ANDA. Complete clinical studies are not required in support of an ANDA, although typically bioavailability and bioequivalence studies must be conducted. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the blood stream. Bioequivalence compares the bioavailability of one drug product with another, and when established, indicates that the rate and extent of absorption and levels of concentration of a generic drug in the body are substantially equivalent to the previously approved drug. An ANDA may be submitted for a drug on the basis that it is the equivalent to a previously approved drug or, in the case of a new dosage form, is suitable for use for the indications specified.

         Under the Waxman-Hatch Amendments, the developer of a bioequivalent drug which is the first to have its ANDA accepted for filing by the FDA and includes a Paragraph IV certification is awarded a 180-day period of marketing exclusivity. This means that the FDA may not approve another ANDA containing a Paragraph IV certification for that product until the first developer's 180-day period of marketing exclusivity has expired or has been waived. This marketing exclusivity period begins with the commercial marketing of the product or a court determination that the relevant patents are invalid, unenforceable or not infringed. A court decision triggering the 180-day period can occur either in litigation involving the first Paragraph IV filer or a subsequent filer.

         Until recently, the FDA has interpreted the reference to a court decision to mean a court decision which is final and non-appealable. This interpretation was challenged in litigation in which the courts disagreed with the FDA's interpretation. Prompted in part by those decisions, the FDA issued guidelines in March 2000 in which it announced a change in its prospective interpretation of the law governing ANDAs and the publication of the guidelines. The new guidelines state that the FDA now will view a court decision to be the first court decision which finds a patent at issue to be invalid, unenforceable or not infringed. The FDA stated that when a lower court renders such a decision, the FDA may approve an ANDA as of the date of that decision and the 180-day exclusivity period will commence on that date, unless the marketing of the product has already commenced. If the lower court decision finds a patent to be infringed, but the decision is reversed on appeal, the FDA may approve the ANDA on the date a judgment is entered that the patent is invalid, unenforceable or not infringed. The FDA stated that neither a stay or a reversal of a district court decision finding the patent invalid, unenforceable or not infringed will have an effect on the approval of an ANDA or on the beginning, or continued running, of the exclusivity period.

         The FDA's new interpretation of the statute may substantially decrease the value of the 180-day exclusivity period. A patent holder whose patent is found invalid, unenforceable or not infringed in a lower court-decision may seek to reverse such a ruling on appeal. Under the new FDA interpretation, however, even if such an appeal is taken, the bioequivalent product's 180-day exclusivity period would start to run at the time the lower court rendered its decision. The developer of the bioequivalent product would thus be faced with the prospect of beginning marketing of its product despite the pending appeal and lack of final resolution of the litigated issue or delaying marketing at a time when the 180-day exclusivity period had started. A decision to delay marketing of the product following a lower court decision which is subject to an appeal would mean that the developer of the product would have fewer than 180 days, and possibly no days, in which to be the exclusive marketer of that bioequivalent product. Andrx is unable to predict what impact, if any, the FDA's new guidelines may have on its business or financial results.

         As stated above, if an NDA or patent owner commences a patent infringement lawsuit against the ANDA applicant within 45 days of the date it receives that applicant's Paragraph IV certification notice, the filing of that lawsuit will prevent the FDA from approving that ANDA until the earlier of 30 months, expiration of the patent, or when the infringement case is decided in favor of the developer. A recent tactic employed by brand companies to delay the availability of generic alternatives has been to list newly issued patents in the FDA's Orange Book as "covering" their products, thereby requiring the ANDA applicant to make yet another Paragraph IV certification, with the purpose, Andrx believes, of commencing additional patent litigation to obtain additional 30 month "stays" of FDA approval. During the first quarter of 2001, this tactic was employed against Andrx by both Biovail, in connection with Tiazac, and by AstraZeneca, in connection with Prilosec. Andrx and other manufacturers of bioequivalent pharmaceuticals have filed, and will likely continue to file, lawsuits and take other actions to enjoin or prohibit the listing of certain of these patents or to preclude the imposition of additional 30 month "stays" of FDA approval for these newly issue patents, but it is unclear as to how and whether the courts, FDA or Congress will ultimately change this practice.

         NDA Process. A NDA is a filing submitted to the FDA to obtain approval of a drug that is not eligible for an ANDA and must contain complete pre-clinical and clinical safety and efficacy data or a reference to such data. Before clinical testing can begin, stringent government requirements for pre-clinical data must be satisfied. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap. The process of completing clinical trials for a new drug may take several years and requires the expenditure of substantial resources. Preparing a NDA involves considerable data collection, verification, analysis and expense, and Andrx cannot guarantee that the FDA or any other health authority will approve any of Andrx's products on a timely basis, if at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials, the severity of the disease and the availability of alternative treatments. The FDA or other health authorities may deny a NDA if the regulatory criteria are not satisfied, or may require additional testing or information before that NDA is approved.

         Patent certification procedures, and corresponding potential for delay in the FDA approval process, apply to certain NDAs in which a company relies upon data or information that is publicly available, but to which the company does not have a right of reference.

         Andrx believes that the FDA's abbreviated ANDA procedures will apply to Andrx's bioequivalent versions of controlled-release drugs. Andrx cannot assure you that its bioequivalence studies and other data will result in FDA approval to market its drug products. Certain ANDA procedures for bioequivalent controlled-release drugs and other products are presently the subject of petitions filed by brand name drug manufacturers, which seek changes from the FDA in the approval process for bioequivalent drugs. Andrx cannot predict at this time whether the FDA will make any changes to the ANDA procedures as a result of such petitions, ongoing rulemakings, or litigation or the effect that such changes may have on Andrx. Any changes in FDA regulations or policies may make ANDA approvals more difficult and, thus, may have a material adverse effect on Andrx's business.

         Patent certification requirements for various drugs could also result in significant delays in obtaining FDA approval if patent infringement litigation is initiated by the holder or holders of the brand name patents. Delays in obtaining FDA approval of ANDAs and certain NDAs can also result from a marketing exclusivity period and/or an extension of patent terms. If some of Andrx's drugs do not qualify for ANDA procedures, as will be the case with certain of Andrx's controlled-release formulations, the FDA approval process may require time consuming and expensive clinical studies and NDA filings.

         The FDA also regulates the development, manufacture, distribution, labeling and promotion of prescription drugs. It requires that certain records be kept and reports be made, mandates registration of drug manufacturers and their products and has the authority to inspect manufacturing facilities for compliance with cGMP standards. As a distributor of bioequivalent pharmaceuticals manufactured by third parties, Andrx is subject to state licensure and other requirements pertaining to the wholesale distribution of prescription drugs. Andrx could be materially adversely affected by any failure to comply with licensing and other requirements. Other requirements exist for controlled drugs, such as narcotics, which are regulated by the DEA. In addition, Andrx's facilities are subject to compliance with federal, state and local laws regarding environmental protection and the regulation of hazardous materials.

         Finally, the FDA has the authority to withdraw approvals of previously approved drugs for cause, to request recalls of products, to debar companies and individuals from future regulatory submissions and, through action in court, to seize products, institute criminal prosecution or close manufacturing plants in response to violations. The DEA has similar authority. Andrx could be materially adversely affected by any such FDA, DEA or comparable state regulatory agencies' actions.

Product Liability Insurance

         The design, development and manufacture of Andrx's products or the products Andrx distributes involves a risk of product liability claims. Andrx has obtained product liability insurance that covers substantially all products marketed by Andrx's drug distribution operations, in bioequivalence and other studies for Andrx's controlled-release product candidates and for the products Andrx intends to commercialize. Andrx believe that its product liability insurance is adequate for its current operations, but may seek to increase Andrx's coverage prior to the commercial introduction of Andrx's product candidates. Andrx cannot give assurance that the coverage limits of its insurance will be sufficient to cover potential claims. Product liability insurance is expensive and difficult to obtain and may not be available in the future on acceptable terms or in sufficient amounts, if available at all. Andrx could be harmed by a successful claim against Andrx in excess of Andrx's insurance coverage.

                               BUSINESS OF CYBEAR

Overview

         Cybear is an information technology company that is seeking to use the Internet to improve the efficiency of clinical, administrative and communications tasks in the healthcare industry. Cybear is an Internet service provider, or ISP, and an application service provider, or ASP. Cybear can use its own secure private network to provide customers access to the Internet.

         Cybear believes that access to physicians and their office staff is critical to achieving acceptance of the Internet as a technology and communications tool by the healthcare industry. Accordingly, Cybear has been devoting significant resources to building its physician user base. Through its planned acquisition of the Physicians' Online website in connection with the pending acquisition of Mediconsult.com. Inc., Cybear expects to expand its registered user base tenfold to over 215,000 physicians. This represents almost 1/3 of the practicing physicians in the U.S. Physicians' Online is one of the most active physician websites in the country with over one million visits and eight million page views per month.

         In order to encourage use of the Internet by healthcare professionals and continue growth of its user base, Cybear is offering various value-added Internet healthcare applications and services through its portals, as well as more traditional Internet applications. Cybear's first two applications are dr.cybear, a connectivity and content product introduced in March 1999 and rx.cybear, a pharmacist portal application, which enables online transmission of prescription refill data. Cybear intends to continue to enhance these products by adding additional functionality, such as online communication of laboratory results in dr.cybear and online transmission of new prescription information through both dr.cybear and rx.cybear. Cybear will also seek to use its secure Internet connectivity capabilities to create online medical communities and offer educational programs.

         From its base of applications, Cybear will also seek to use its proprietary reporting technology in the areas of online communication of laboratory order entry and laboratory results reporting and its proprietary patented technology for prescription information transfer to provide additional Internet applications that are designed to improve clinical efficiency while reducing administrative complexity. In addition, Cybear plans to enhance its portfolio of Internet applications through the establishment of strategic relationships with partners in various areas of healthcare including radiology, transcription, e-detailing and sampling.

         By establishing a sizeable physician user base and by exploiting its proprietary technology, Cybear believes that it has the potential to generate revenue from multiple sources and ultimately profitability. Revenues are currently expected to take the form of licensing and maintenance fees for Cybear's proprietary technology, transaction fees associated with its Internet applications, sponsorship, subscription and advertising fees generated from providing third parties such as pharmaceutical companies with direct access to Cybear's user base and e-commerce revenue. However, given the rapidly evolving nature of the online healthcare industry, there can be no assurance that Cybear's business strategy will result in the generation of significant revenues and profits or that it will not need to be significantly changed in response to developments in the online healthcare industry.

         In August 1999, Andrx and Cybear formed Cybearclub, a joint venture 55% owned by Cybear intended to distribute healthcare products to physicians through the Internet. Through December 31, 2000, Cybear generated most of its revenue through Cybearclub.

         In March 2000, Cybear entered into a software license agreement and a development service agreement with AHT Corporation whereby, among other things, Cybear obtained non-exclusive licenses to two AHT software applications and agreed to develop a software application for AHT. In connection with these agreements, Cybear loaned $4 million to AHT in exchange for a one-year secured convertible promissory note, bearing interest at the rate of 10% which was wholly or partially convertible, at Cybear's option, into not more than 1,913,550 shares of AHT common stock at a conversion price of the lower of $4.34 per share or 80% of the average market price of the AHT common stock for the 30 trading days immediately preceding the conversion date. Cybear was granted a perpetual license to the software applications, including the source code to the software applications, if AHT defaulted on its obligations under the AHT Note. Cybear recorded the AHT note at its cost. In addition, AHT granted Cybear a five year warrant to purchase 300,000 shares of its common stock at a price of $4.34 per share.

         In September 2000, AHT filed for bankruptcy protection. In November 2000, Cybear and AHT entered into an acquisition agreement, which was approved by the U.S. Bankruptcy Court, whereby Cybear acquired certain of AHT's operating assets, including AHT's patents, licenses, trademarks and contracts. Under the terms of the acquisition agreement, an independent valuation was used to determine the value of the assets acquired by Cybear and the amount of Cybear's deficiency claim against AHT. The deficiency claim attached as a first senior lien against all of AHT's remaining assets, including the proceeds, if any, from the litigation AHT commenced against BioShield Technologies, Inc. and certain of its officers and directors in connection with the alleged breach of their announced merger agreement.

         In January, 2001, Andrx Corporation entered an agreement to acquire Mediconsult.com, Inc., a Delaware corporation, in a stock for stock merger. Mediconsult is a Tarrytown, New York based company which operates Physicians' Online, a leading physician Internet portal and eMedEd, an Internet-based technology for physician education. In the merger, Mediconsult shares will be exchanged for Cybear common stock on the basis of 0.1430 shares of Cybear common stock for each share of Mediconsult common stock, subject to adjustment. Mediconsult will become part of Cybear. The acquisition will be accounted for using the purchase method of accounting. The merger was approved by Mediconsult stockholders in March 2001 and is expected to close in April 2001, subject to the satisfaction of certain conditions.

Healthcare Communications and Information Technology Issues

         Participants in the healthcare industry are highly dependent upon information. Information is generated by multiple sources, must be acted on at various times by a variety of participants and forms the basis of quality care and adequate reimbursement for services. With both the continued penetration of managed care and reductions in government reimbursement, the need for accurate, rapid and interactive information continues to increase. At the same time, demand for real-time accurate clinical and administrative information among healthcare network providers has increased.

         Notwithstanding the recognized need for improved business-to-business communication, Cybear management believes that the healthcare industry has, to date, underinvested in information technology. The exchange of complex information currently depends on the inefficiencies inherent in mail, telephone and fax communications. It is not unusual for patients to experience delays in obtaining authorizations, in gaining access to specialists or in having diagnostic or therapeutic procedures performed because of inefficient manual methods of sharing information. Physicians find it increasingly difficult to monitor the thousands of different medications covered by insurers, so pharmacists interrupt patient care with requests to change or substitute medications. It is common practice for physicians and their office staff to telephonically verify a patient's eligibility and other items necessary to render care. Manual methods of coding for healthcare reimbursement claims are prone to human error. These inefficiencies are a daily part of the healthcare industry and reduce the profitability of healthcare providers and provider organizations.

         The desired linkage of existing computer systems used by participants in the healthcare industry has been hindered by a variety of factors, including the sheer number of industry participants, the complexity of healthcare transactions, the high cost of technology, limitations of existing information systems and the incompatibility of the many existing operating platforms.

         Cybear believes that the Internet is a transformational communications technology that will be best suited to handle complex communications between healthcare providers and payers. The Internet's open architecture, universal accessibility and acceptance makes it a powerful communications medium overcoming many of the limitations of legacy healthcare information access and technology systems. Additionally, Cybear believes the Internet has already gained wide acceptance in the healthcare community as an information access and gathering tool by both payers and providers, with a majority of U.S. physicians claiming to access the Internet regularly. Consequently, the deployment of various applications, content and tools will more readily be accepted by physicians, other providers and their office staffs.

The Cybear Solution

         Cybear has developed its products and applications to meet the need to improve the accuracy and efficiency of communications among physicians and the participants in the healthcare industry. Among physicians and other participants in the healthcare industry, Cybear's Internet-based applications and services are designed to improve the efficiency of day-to-day clinical, administrative and communication tasks of the various participants in the healthcare industry, including physicians, hospitals, networks, pharmacists and payers that must interact to successfully manage patient care.

         Access to Cybear's websites is restricted to registered users. Registered users must enter passwords to obtain access, and the passwords are programmed to provide general access to product content and applications and tiered-restricted access to member specific network communications. Cybear's Internet-based technology platform allows for efficient installation, maintenance and customization using the user's existing computer system. Like other ISP's, Cybear uses existing phone lines and the telecommunications infrastructure. Registered users may also access Cybear's websites through other ISPs.

Cybear's Strategy

         Cybear's strategy to become an Internet-based platform linking physicians with other participants in the healthcare industry is based upon several elements, including:

         o Building a Physician User Base -- Cybear believes that access to physicians and their office staff is critical to achieving acceptance of the Internet as a technology and communications tool by the healthcare industry. Accordingly, Cybear has been devoting significant resources to building its physician user base. Through its planned acquisition of the Physicians' Online website in connection with the pending acquisition of Mediconsult, Cybear expects to expand its registered user base tenfold to over 215,000 physicians. This represents almost 1/3 of the practicing physicians in the U.S. Physicians' Online is one of the most active physician websites in the country with over one million visits and eight million page views per month.

         o Using Connectivity to Retain Users -- Cybear believes that its ability to link its physician users with other participants in the healthcare industry will encourage use of its web portals and further strengthen its user base.

         o Using Physician User Base to Obtain Additional Industry Users -- By developing a physician-centered user base, Cybear believes that it will attract non-physician users such as pharmacies, hospitals, national and regional laboratories, or IPA's, who will use its applications to communicate and transact business with and market products and services to physician users.

         o Using In-House Application Development Capabilities -- Cybear has an in-house application development team allowing Cybear to develop and enhance the functionality of its applications.

         o Multiple Revenue Sources -- Cybear intends to generate revenues from multiple sources, including licensing and maintenance fees for its proprietary technology, transaction fees, sponsorship, subscriptions and advertising fees for allowing direct access to its user base and e-commerce revenue.

Products

Cybear's Technology Platform

         Cybear's Internet-based technology platform for its products includes an ISP that is available to serve only its users. This provides improved security and reliability of their Internet access. Cybear utilizes Java, Cold Fusion, HTML, C, C++, ASP and VB language-based programming to design its user applications, and a network operations center with full system backups to provide reliability to its user base, all with the capacity to meet its users' growing needs.

Common Features of Cybear's Products

         Each of Cybear's products shares the following common features tailored to meet the needs of the targeted user:

- ----------------------------------- ----------------------------------------------------------------------------------
Component                           Features
- ----------------------------------- ----------------------------------------------------------------------------------
Internet Service Provider           o    Automatic configuration of the user's computer
                                    o    Customizable front-end image that may include the name and service mark of the user or the user's network
                                    o    On-demand customer support
                                    o    Access to Cybear's products as well as full general purpose Internet access for use by its users
- ----------------------------------- ----------------------------------------------------------------------------------
Communications Services             o    E-mail, private network capabilities and web hosting services
                                    o    Tiered multiple user groups for password secure restricted access network communications with others in the relevant healthcare delivery system, with the ability to control access to information as desired
                                    o    User group menus comprising larger groups or organizations defined by a common interest or situation
- ----------------------------------- ----------------------------------------------------------------------------------
Content and Applications            o    A portal entry point notifying users of new information and product updates relevant to the particular user group
                                    o    A template for users to design their own web site, search engine/directory to find information on the Internet, and online newsletter publisher, each customizable to the needs of the user, and web site access and the ability to track the number of visitors to a web site
                                    o    Software application tools to streamline day-to-day healthcare administrative and operational tasks
                                    o    Lifestyle information geared for the e-commerce needs of healthcare professionals
                                    o    Hyperlinks to Cybear partners
- ----------------------------------- ----------------------------------------------------------------------------------

dr.cybear

         dr.cybear includes a broad range of practice management tools to assist physicians and their office staff. dr.cybear is designed to manage communications between physicians and the various other segments of the healthcare industry that interact with them. Cybear launched dr.cybear in March 1999.

         The following highlights the dr.cybear practice, office and physician tools:

o Practice tools include applications that focus on such areas as managed care applications, care management, practice management and coding management. These applications are designed to aid the physician or their staff in a variety of everyday administrative tasks, such as checking patients insurance status, satisfaction evaluations, coding and compliance updates.

o Office tool include applications in the area of e-commerce, infrastructure support and other administrative services. These are designed to assist in streamling purchasing, office administrative tasks and providing online training services.

o Physician tools include applications that provide continuing education, credentialing capabilities, prescription management information, along with a variety of additional medical content. These applications are designed to assist the physician in such tasks as tracking medication covered by different insurance carriers, keeping physicians updated on continuing medical education and allowing physicians to maintain current profiles regarding education, licensure hospital priveleges, etc.

         Cybear intends to enhance dr.cybear by adding additional features including:

         o Laboratory order entry and communication of laboratory results. This service will enable physicians to order and view the results of diagnostic tests from participating clinical laboratories.

         o Medical messaging services which may include discharge summaries and nursing notes from hospitals, prescription and laboratory information, transcription information, as well as other pertinent patient medical records to allow physicians "real time" access to such information.

rx.cybear

         rx.cybear targets community pharmacies, a segment of the healthcare delivery sector that is experiencing increased pressures to reduce and control operational costs. Cybear launched this product in February 2001 to a limited number of pharmacies.

         rx.cybear offers the following applications:

         o Ability to modify and change drug therapies during the refill process.

         o Electronic integration of the Patient/Physician/Pharmacy for Rx refills and renewals.

         o Calculators that assist with managing the profitability of the store, labor budgets, delivery costs, contract profitability, profit and loss, and price increases.

         o Ability to look up formulary tables online by insurance carrier to verify customer questions prior to adjudication or filling the prescriptions.

         rx.cybear is being enhanced to offer the following additional applications:

         o The ability for a pharmacy to receive a new prescription electronically through the portal, directly from the physician's office.

         o Access to numerous journals, regulatory information, formulary listings and clinical study summaries.

         o The ability to monitor patient refill patterns and encourage customers to refill on time to positively impact outcomes.

Marketing and Sales

         Cybear sells its product and services primarily through an in-house sales team. This team is complemented by senior management in approaching other segments of the healthcare community, including the pharmaceutical, laboratory, hospital, medical device and supplies and other ancillary service providers.

         Cybear's marketing efforts focus on developing certain revenue bases: e-commerce, Cybearclub transaction revenues, licensing and maintenance fees, sponsorship fees, advertising fees and subscription revenues. Cybear believes that providing useful, easy to use and well supported products and services such as Intranets, lab ordering and results software, on-line practice management tools such as eligibility, referrals and authorizations, claims processing, prescription formulary, pharmacy messaging and practice websites and additional products including ISP services, co-location and hosting, group purchasing for vaccines, injectibles, office supplies and medical supplies, will build its user base, and that building its user base will allow Cybear to generate additional sources of revenue and achieve profitability.

Cybearclub

         In August 1999, Andrx and Cybear formed Cybearclub, a joint venture 55% owned by Cybear intended to distribute healthcare products to physicians through the Internet. Cybearclub is managed by a committee consisting of three Cybear employees and two Andrx employees. Cybear generated most of its revenue through Cybearclub during 2000. Pursuant to the joint venture, Andrx sells products to Cybearclub at cost and charges Cybearclub for certain fulfillment and back office operations such as purchasing, warehousing and distribution, as well as customer service and telemarketing activities. Such services were charged originally at 10% and subsequently amended to 6% of gross sales. This rate could increase if Cybearclub achieves certain quarterly gross sales levels in the future.

         Cybearclub offers medical and other products to physicians through its website. It is intended that the current product offerings be expanded to include products offered by other suppliers.

         Andrx telemarketers and Cybear employees are utilized to induce and train physicians to use the website to order the products offered on the website. From time to time, Cybear technical support employees may assist physician offices in completing their Internet orders or assist them with technical difficulties that they may be encountering.

         Prior to October 8, 2000, orders were entered on the Internet by Cybear employees as well as physician offices and revenues derived from such orders were recognized by Cybearclub. The joint venture agreement was amended to provide that subsequent to October 8, 2000, only revenues derived from orders entered over the Internet by physician offices are recognized as Cybearclub revenues.

Customer Service and Support

         Cybear believes that effective customer service is essential to attracting and retaining users and is acutely sensitive to the demands for person-to-person responsiveness of the healthcare community. Cybear provides ongoing telephone support in both technical computer hardware and healthcare applications matters. This support is provided through its customer service and help desk which are accessible by a toll-free call and are available from 8:00 a.m. to 8:00 p.m. eastern standard time, Monday through Friday, with after hours support available via pager. Personnel are trained to both resolve technical problems and answer inquiries on product usage.

Network Operations Center

         Cybear's network operations center was designed to fully integrate redundancy and scalability. Cybear has installed redundant power supplies, each with its own power cable, into every major switch or router in its system so as to ensure that a disruption in the power supply or a disconnected power cable does not incapacitate the network. Cybear can increase its capacity, speed and fault tolerance without affecting or stopping existing services simply by connecting additional equipment into its network. Cybear uses the latest in firewalls running dual design in the event one should fail. Cybear's external connectivity is designed to be as redundant and self repairing as its internal network. Cybear has connectivity, split across several routes and high-speed segments known as T3 lines, to several major telecommunication infrastructure providers, including BellSouth, Uunet, and Netrus, to provide connections with the Internet. If any one or more of the providers or routers becomes unavailable, the infrastructure itself will re-route traffic as necessary to continue functioning without interruption.

         Every network segment is split among redundant switches, and each switch also is attached to the backbone through redundant connections, resulting in an efficient self-healing network that can sense and repair itself as the need arises. Cybear's host routers and network segments, both internal and external, are monitored 365 days a year through several systems, on and offsite, in order to maintain site integrity. The network operations center is located in Boca Raton, Florida.

Competition

         Cybear's competitors include online services or websites targeted to healthcare, general purpose ISPs, publishers and distributors of offline media, healthcare information companies and large data processing and information companies. Many of these competitors have substantial installed customer bases in the healthcare industry and the ability to fund significant product development and acquisition efforts. Cybear believes that the principal competitive factors in its market include knowledge of user needs and client service, system quality and product features, price and the effectiveness of marketing and sales efforts.

         To be competitive, Cybear must incorporate leading technologies, enhance its existing services and content, develop new technologies that address the increasingly sophisticated and various needs of healthcare professionals and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.

         Many of Cybear's current and potential competitors have greater financial, technical and marketing resources to devote to the development, promotion and sale of their services; longer operating histories; greater name recognition; and larger user bases than Cybear and, therefore, may have a greater ability to attract users. Many of these competitors may be able to respond more quickly than Cybear to new or emerging technologies in the Internet and the personal communications market and changes in Internet user requirements and to devote greater resources than Cybear to the development, promotion and sale of their services. In addition, Cybear does not have contractual rights to prevent its business partners from entering into competing businesses or directly competing with it.

Government Regulation and Healthcare Reform

         The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare organizations. Cybear's products are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates.

         Proposals to reform the U.S. healthcare system have been and will continue to be considered by the U.S. Congress. These programs may contain proposals to increase governmental involvement in healthcare and otherwise change the operating environment for Cybear's potential customers. Healthcare organizations may react to these proposals and the uncertainty surrounding those proposals by curtailing or deferring investments, including those for Cybear's products. On the other hand, changes in the regulatory environment have in the past increased and may continue to increase the needs of healthcare or organizations for cost-effective information management and thereby enhance the marketability of Cybear's products and services. Cybear cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on Cybear's results of operations, financial condition and business.

         Cybear's products and services are not directly subject to governmental regulations, although the proposed user base is subject to extensive and frequently changing federal and state laws and regulations. However, with regard to healthcare issues on the Internet, the Health Insurance Portability and Accountability Act of 1996, mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2002. It will be necessary for Cybear's platform and for the applications that it provides to be in compliance with the proposed regulations. Congress is also likely to consider legislation that would establish uniform, comprehensive federal rules about an individual's right to access his own or someone else's medical information. This legislation would likely define what is to be considered "protected health information" and outline steps to ensure the confidentiality of this information. The proposed Health Information Modernization and Security Act would provide for establishing standards and requirements for the electronic transmission of health information.

         There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as online content, user privacy, pricing and characteristics and quality of products and services. For example, although it was held unconstitutional, the Communications Decency Act of 1996 prohibited the transmission over the Internet of certain types of information and content. In addition, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the FCC in the same manner as other telecommunications services. Because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure in many areas, local exchange carriers have petitioned the FCC to regulate ISPs in a manner similar to long distance telephone carriers and to impose access fees on the ISPs.

         Internet user privacy has become an issue in the United States. Current United States privacy law consists of a few disparate statutes directed at specific industries that collect personal data, none of which specifically covers the collection of personal information online. Cybear cannot guarantee that the United States will not adopt legislation purporting to protect such privacy. Any such legislation could affect the way in which Cybear is allowed to conduct its business, especially those aspects that involve the collection or use of personal information, and could have a material adverse effect on Cybear's business, financial condition and operating results. Moreover, it may take years to determine the extent to which existing laws governing issues such as property ownership, libel, negligence and personal privacy are applicable to the Internet.

         With regard to copyright infringement liability, Congress enacted the Online Copyright Infringement Liability Limitation Act as part of the Digital Millennium Copyright Act which limits the copyright liability of ISPs for certain transmissions through their systems. Through this law, an ISP can avoid liability for copyright infringement with respect to the ISP's transmitting, routing, linking, and storing materials through its service if the materials are transmitted or stored by or at the direction of a person other than the ISP through an automatic process without selection of the materials by the ISP, the ISP does not select the recipients of the materials except as an automatic response to the request of another person, the materials are not accessible by unanticipated recipients, and the materials are transmitted without modification of content.

         The ISP must not have actual knowledge or information making it apparent that materials on its system infringe, and must have procedures in place to deal with allegations of infringement, including a designated person to receive notifications of claimed infringement, a commitment to remove allegedly infringing material from the service upon receipt of credible notifications and notification of the subscriber whose material is removed from the service.

         While this law provides some protection, it will not apply in all aspects where Cybear could face liability for copyright infringement as a result of materials available on its ISP because Cybear may create or modify certain of these materials, and therefore be outside of the safe harbor provided by law.

         The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. A recently-passed law places a temporary moratorium on certain types of taxation on Internet commerce. Cybear cannot predict the effect of current attempts at taxing or regulating commerce over the Internet. Any legislation that substantially impairs the growth of e-commerce could have a material adverse effect on Cybear's business, financial condition and operating results.

Intellectual Property

         Cybear seeks to protect its proprietary information through nondisclosure agreements with its employees. Cybear's policy is to have employees enter into nondisclosure agreements containing provisions prohibiting the disclosure of confidential information to anyone outside Cybear, requiring disclosure to Cybear of any new ideas, developments, discoveries or inventions conceived during employment, and requiring assignment to Cybear of proprietary rights to such matters that are related to Cybear's business.

         Cybear also relies on a combination of trade secrets, copyright and trademark laws, contractual provisions and technical measures to protect its rights in various methodologies, systems and products and knowledge bases. Cybear believes that because of the rapid pace of technological change in the Electronic Data Interface industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability, experience and integrity of Cybear's employees, frequent product enhancements and the timeliness and quality of support services.

         Cybear has a federal service mark registration for "Cybear" and asserts various other trademarks and servicemarks. Cybear has also registered the domain names "dr.cybear.com," "rx.cybear.com," and "Cybear.com," among others. Cybear currently holds two patents relating to electronic prescription processing and has recently entered into two license agreements with respect to these patents. Cybear believes certain third parties are infringing on these patents and intends to enforce its rights with respect to these patents, although there can be no assurance that it will be successful in doing so. Moreover, any infringement or misappropriation by third parties of Cybear's intellectual property rights could disadvantage Cybear in its efforts to retain and attract new customers in a highly competitive market and could cause Cybear to lose revenues or incur substantial litigation expense.

         Although Cybear believes that its products do not infringe on the intellectual property rights of others, the Company cannot assure you that such a claim will not be asserted against Cybear in the future. If asserted, such a claim could cause Cybear to lose revenues or incur substantial litigation expense.

Personnel

         As of December 31, 2000, Andrx Corporation had 970 employees, of whom 31 were involved in corporate administration, 475 were involved in Andrx's distribution operations and 132 were involved in Cybear's Internet business. The remaining 332 employees were involved in research, pharmaceutical development and manufacturing, including over 150 scientists, over 80 of whom hold Ph.D., masters or medical degrees.

Executive Officers

         Scott Lodin joined Andrx in January 1994 and is its Executive Vice President, General Counsel and Secretary. Mr. Lodin was also the Secretary and a director of Cybear. Prior to joining Andrx, Mr. Lodin was Special Counsel to Hughes, Hubbard & Reed and a predecessor firm in Miami, Florida, where he practiced primarily in the areas of corporate and commercial law.

         Angelo C. Malahias joined Andrx as its Vice President and Chief Financial Officer in January 1996. Mr. Malahias was also a director of Cybear. From January 1995 to January 1996, Mr. Malahias was Vice President and Chief Financial Officer of Circa Pharmaceuticals, Inc., where he also served as Corporate Controller from July 1994 to January 1995. From 1983 to July 1994 he was employed by KPMG LLP.

Item 2. Properties

Andrx

         Andrx purchased a 15-acre tract of land in Davie, Florida on which it built approximately 200,000 square feet of office, warehouse and manufacturing space. As of December 31, 2000, 60% of the building, or 120,000 square feet, had been completed and is occupied. An additional 10,000 square feet was completed and occupied as of the end of January 2001. The remainder of the building is expected to be completed and occupied by May 2001.

         Adjacent to this space, Andrx leases approximately 97,000 square feet. This space, consisting of two buildings, formerly housed Andrx's executive offices and used for other uses, but now serves as a quality control laboratory, pilot and commercial-scale manufacturing facility, offices, warehousing and shipping facilities. The buildings are occupied pursuant to leases expiring May 31, 2003, at a current total annual rent of approximately $800,000. Each of the leases affords Andrx five-year renewal options, and requires Andrx to pay certain increases in common area costs.

         In April 1999, Andrx entered into a one-year lease for an additional 18,000 square feet of warehouse space, at an annual rent of approximately $200,000. This lease has been renewed for an additional year and Andrx intends to renew this lease for an additional six months, as Andrx intends to continue to use this facility until the new building has been completed and is available for its intended use.

         In March 2001, Andrx entered into two 5-year leases for an additional 34,750 square feet of space, in total, at an initial annual rent of approximately $324,000. Located adjacent to its manufacturing facilities, Andrx intends to use this space as warehousing facilities.

         Andrx leases an approximately 152,000 square foot facility in Weston, Florida, for its distribution operations and a portion of Andrx's executive offices. This lease has a ten-year term expiring in 2009, with two five-year renewal options, at an initial annual rental of approximately $1.4 million. Andrx also entered into a lease for another approximately 129,000 square foot facility in Weston, Florida, which Andrx intends to use for offices, warehousing and manufacturing, distribution operations, research and product development of generic versions of specialty or niche pharmaceutical products and other uses. This lease has a 16-year term, with two five-year renewal options, at an initial annual rental of approximately $540,000. Andrx expects to occupy Phase I of the facility consisting of approximately 40,000 square feet in July 2001 and Phase II of the facility consisting of approximately 89,000 square feet in July 2002.

         Andrx also leases a 2,900 square foot facility in Hackensack, New Jersey, for its clinical development operations. This lease has a five-year lease expiring August 2003 at an annual rental of approximately $70,000.

         Andrx leases approximately 4,700 square feet in a facility in Ft. Lauderdale, Florida, for additional administrative personnel related to its research and development activities. This lease has a five-year term expiring in 2005, with two five-year renewal options, at an initial annual rental of approximately $480,000.

         Andrx acquired an 11,000 square foot facility in Grand Island, New York, which is utilized for VIP's distribution operations.

         In July 2000, Andrx entered into a three-year lease for a 9,000 square foot facility in Weston, Florida, for its sales, warehousing, and distribution operations of its nutraceuticals, herbal, Restorex, vitamin and other consumerproduct lines. This lease has a three-year term, at an initial annual rental of approximately $173,000.

         In connection with the acquisition of CTEX in January 2001, Andrx leases a 30,000 square foot facility in Canton, Mississippi, which houses CTEX's sales and administrative offices and warehousing facilities. This lease has a five-year term expiring in 2005, at an initial annual rental of approximately $15,000.

         In connection with the acquisition of Armstrong, Andrx assumed a lease for a 6,000 square foot storage facility in Westwood, Massasschusetts with an annual rental of approximately $216,000 which expires in December 2002. Andrx also assumed a lease for a 39,000 square foot manufacturing facility in West Roxbury, Massasschusetts with an annual rental of approximately $148,000 which expires in December 2002 with a renewal option until March 2007.

Cybear

         Cybear currently leases 38,600 square feet in Boca Raton, Florida housing its corporate headquarters and network systems. The lease provides for annual rental of $700,000, excluding taxes, insurance, utilities and common area maintenance charges. The lease expires on March 31, 2007.

         In connection with Cybear's acquisition of certain of AHT's operating assets in November 2000, Andrx leases approximately 8,000 square feet in a facility in Ft. Washington, Pennsylvania which houses software license and development operations. This lease has a five-year term expiring in 2002, at an annual rental of approximately $136,000.

Item 3. Legal Proceedings

Andrx

         See "Item 1. Business - Andrx - Patent Litigation and Proprietary Rights" for a description of the patent litigation Andrx is currently involved with.

         In August 1998, putative class and individual actions have been filed against Andrx in Alabama, California, Florida, Illinois, Kansas, Michigan, Minnesota, New York, Tennessee, Wisconsin, North Carolina and the District of Columbia. Similar class actions have commenced in Federal Court. The actions pending in federal court have been consolidated for multi-district litigation purposes in the U.S. District Court for the Eastern District of Michigan. In all of these suits, Aventis has been named as a co-defendant. The complaint in each action alleges that Andrx and Aventis, by way of the 1997 stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly have given Aventis and Andrx a near monopoly in the U.S. market for Cardizem CD and a bioequivalent version of that pharmaceutical product. According to the complaints, the monopoly possessed by the defendants enables Aventis to perpetuate its ability to fix the price of Cardizem CD at an artificially high price, free from generic competition, with the result that direct purchasers such as pharmacies, as well as indirect purchasers such as medical patients who have been issued prescriptions for Cardizem CD are forced to overpay for the drug. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 1999, most of those class actions were consolidated for pretrial purposes in the United States District Court for the Eastern District of Michigan.

         On June 6, 2000, the District Court granted plaintiffs' motion for partial summary judgment against Andrx and Aventis in the pending putative class actions. The District Court determined that the 1997 stipulation Andrx had entered into with Aventis relating to their Cardizem CD patent litigation constitutes a restraint of trade that is illegal per se under section 1 of the Sherman-Antitrust Act. On August 15, 2000, the District Court granted Andrx's and Aventis' motions to certify two questions relating to this determination to the United States Court of Appeals. On December 12, 2000, the appellate court accepted the appeal, as certified by the District Court, and set a briefing schedule for the parties.

         On March 14, 2001, the District Court granted the plaintiffs' motion to certify the case as a class action on behalf of all persons or entities who directly purchased Cardizem CD from Aventis during a specified period. Andrx is unable to predict the outcome of the litigation, although Andrx believes that these actions have no merit and Andrx intends to mount a vigorous defense against each action.

         On March 16, 2000, Andrx was named as a respondent by the FTC in an administrative action seeking a cease and desist order against future agreements similar to the stipulation and other remedies. Contrary to the FTC's position, Andrx believes that the stipulation was pro-competitive and benefited consumers. The complaint in the administrative proceeding does not seek any monetary remedies from Andrx of any kind. On November 28, 2000, an order was entered in the administrative proceeding withdrawing the matter from the adjudicative part of the agency for the purpose of permitting the FTC to consider a proposed consent agreement resolving the matter. In December 2000, Andrx and Aventis reached an agreement with the FTC staff concerning the terms of a proposed consent decree that has been submitted to the Commissioners for their approval. The consent decree will not become effective until such approval has been obtained.

         In January 1999, Andrx and Andrx's bioequivalent pharmaceutical distribution subsidiary, Anda, Inc. were served with third party complaints filed against them by certain doctors and distributors who are defendants in various legal actions relating to the sale of phentermine by Anda and its usage as a diet drug when taken in combination with fenfluramine, commonly known as "phen-fen". The substance of the third party complaints is that the defendants are without fault with respect to the claims in those actions but, if they are found liable on any of those claims, then allegedly having obtained one or more of the drugs from Anda, they are entitled to indemnification in an amount to pay and discharge any judgment entered against them in the putative class action together with costs, expenses and attorney fees. Andrx and Anda have never sold fenfluramine and believe that these claims are without merit.

         In November 1999, another phen-fen diet lawsuit was filed against Anda in the Superior Court of New Jersey by a husband, who claims to have obtained or purchased, either directly or indirectly, from Anda and others, and thereafter ingested, phentermine, dexfenfluramine and fenfluramine, causing serious medical consequences, all to his financial detriment, and his wife, who, on behalf of herself and her two children, claims monetary damages arising from emotional distress to herself and her children, loss of spousal/paternal companionship and expenditure of money, time and care for her husband required by her husband's alleged injuries which are permanent and continuous in nature. Anda has never sold dexfenflurarmine or fenfluramine and believes that these claims, including any based solely on the use of phentermine, have no merit.

         Andrx is being represented and defended in both of these lawsuits by counsel designated by its insurer.

Cybear

         In June 2000, Cybear received a claim from Nicebid.com for damages allegedly incurred by Nicebid.com as a result of alleged breaches of an Internet commerce contract between Nicebid.com and Telegraph Consulting Corporation or TCC. Cybear acquired TCC in 1999. Although Nicebid.com has indicated that it will seek arbitration, this matter has not yet been submitted to arbitration. Cybear intends to vigorously defend against the claim.

         In February 2001, the Southeast Regional Office of the SEC commenced a formal private investigation of Cybear, primarily focusing on Cybear's revenue reporting and internal controls with respect to Cybearclub LC, the joint venture between Andrx and Cybear intended to promote the distribution of certain healthcare products through the Internet. This investigation followed an informal inquiry conducted by the SEC staff beginning late in the third quarter of 2000. Andrx and Cybear cooperated voluntarily with the SEC staff during the informal inquiry phase and continue to supply requested information to the SEC staff thereafter.

         Other than the patent litigation matters referred to and described in this item, by Andrx Corporation is not party to a legal proceeding wherein an adverse outcome would have a material adverse effect on Andrx's consolidated results of operations, financial condition or business.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

(A)      Market Information

         Andrx Corporation has two classes of common stock: Andrx common stock and Cybear common stock, both of which are quoted on the Nasdaq National Market. For the calendar quarters indicated, the table below sets forth the high and low prices per share of Andrx common stock and Cybear common stock, as reported on the Nasdaq National Market, based on published financial resources. The Cybear common stock has been listed for trading on the Nasdaq National Market under the symbol "CYBA" since September 7, 2000. Prior to the September 2000 reorganization, Cybear's common stock was listed for trading on the Nasdaq National Market under the symbol "CYBA" since June 18, 1999. From January 28, 1999 to June 17, 1999, Cybear's common stock was traded on the OTC Bulletin Board under the symbol

"CYBR." Quotations from the OTC Bulletin Board were over-the-market quotations and, accordingly, reflected inter-dealer prices, without retail mark-up, mark-down or commission and may have not represented actual transactions. Because only 269,400 shares were freely tradable at that time, there was a limited public market for Cybear's common stock and the prices might not have reflected the true value of the Cybear's common stock.

                                             Andrx Common Stock                     Cybear Common Stock
                                                Market Price                            Market Price
                                       --------------------------------     -------------------------------------
                                            High               Low               High                  Low
                                       ----------------    ------------     ----------------      ---------------
1999
First Quarter.......................        $ 23.13            $ 11.13       $ 53.00(1)            $  3.25(1)
Second Quarter......................          39.00              15.41         41.00                 13.88
Third Quarter.......................          39.00              28.57         22.25                  5.62
Fourth Quarter......................          29.00              19.25          9.57                  5.23

2000
First Quarter.......................        $ 65.50            $ 20.13       $ 11.72               $  4.19
Second Quarter......................          68.31              43.63          5.62                  2.39
Third Quarter.......................          95.88              63.94          4.67                  0.48
Fourth Quarter......................          75.00              69.69          1.44                  0.19

- ------------------------------------
         (1) Commencing January 28, 1999.


         Nasdaq has notified Andrx Corporation that the Cybear common stock is subject to delisting because Cybear common stock is not in compliance with the continued listing requirements of the Nasdaq National Market since the Cybear common stock failed to maintain a bid price of $1.00 for 30 consecutive trading days. Andrx Corporation has appealed Nasdaq's decision to delist the Cybear common stock so the Cybear common stock will not be delisted until a decision is rendered on the appeal. A hearing on the appeal was held on March 30, 2001, the outcome of which is uncertain.

(B)      Holders

         As of March 1, 2001, there were approximately 200 holders of record of Andrx common stock and approximately 225 holders of record of Cybear common stock. Andrx believes the number of beneficial owners of its Andrx common stock is in excess of 30,000 and the number of beneficial owner of its Cybear common stock is in excess of 30,000.

(C)      Dividends

         Andrx Corporation has never paid any cash dividends on its common stock and does not intend to pay cash dividends for the foreseeable future. Andrx Corporation intends to retain earnings, if any, to finance the development and expansion of its business. Payment of cash dividends in the future will depend, among other things, upon Andrx Corporation's ability to generate earnings, its need for capital and its overall financial condition.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data is incorporated by reference from Item 7 included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reorganization

         On September 7, 2000, Andrx Corporation completed a Plan of Merger and Reorganization (the "Reorganization") whereby it acquired the outstanding equity of Cybear Inc. that it did not own, reincorporated in Delaware and created two new classes of common stock:

      o Andrx Group Common Stock (the "Andrx common stock"), to track the performance of Andrx Corporation and subsidiaries, other than its ownership of Cybear Inc. and its subsidiaries, and certain potential future Internet businesses of Andrx Corporation (the "Andrx Group"); and

      o Cybear Group Common Stock (the "Cybear common stock"), to track the performance of Cybear Inc., its subsidiaries and certain potential future Internet businesses of Andrx Corporation (the "Cybear Group").

         Throughout this Andrx Corporation Form 10-K, the words "Andrx Corporation" or the "Company" refer to Andrx Corporation, and all of its subsidiaries. "Management" and "board of directors" refer to the management and board of directors of Andrx Corporation. "Andrx" refers to Andrx Corporation and all of its subsidiaries other than Cybear prior to the Reorganization, and to the Andrx Group following the Reorganization. "Cybear" refers to Cybear, Inc. and its subsidiaries prior to the Reorganization and to the Cybear Group following the Reorganization.

         Holders of Andrx common stock and Cybear common stock are stockholders of Andrx Corporation, have no specific rights to assets designated to Andrx or Cybear and are subject to all the risks and uncertainties of Andrx Corporation detailed herein or detailed from time to time in Andrx Corporation's filings with the Securities and Exchange Commission.

         Included herein is as follows:

                                                                        PAGE

             ANDRX CORPORATION AND SUBSIDIARIES
             Consolidated selected financial data                        44
             Management's discussion and analysis
               of financial condition and results of operations          46

             ANDRX GROUP
             Consolidated selected financial data                        52
             Management's discussion and analysis
               of financial condition and results of operations          53

             CYBEAR GROUP
             Consolidated selected financial data                        57
             Management's discussion and analysis
               of financial condition and results of operations          58

         Included herein in Item 8 "Financial Statements and Supplementary Data" are Andrx Corporation and subsidiaries consolidated financial statements and consolidated notes to financial statements. Such notes include separate supplemental financial statements relating to the business of Andrx and the business of Cybear. (See Note 19).

         Forward Looking Statements

         Andrx Corporation cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing words such as "may", "will", "to", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties. Andrx Corporation is also subject to other risks detailed herein or detailed from time to time in Andrx Corporation's Securities and Exchange Commission filings.

         Introduction

         Andrx was organized in August 1992, and commenced marketing and distributing bioequivalent pharmaceuticals manufactured by third parties. In February 1993, Andrx began to engage in the research and development of bioequivalent versions of controlled-release pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, Andrx commenced its research efforts to develop brand name controlled-released products and an Internet based application for healthcare providers. In 1999, the Company commenced its research and development efforts on bioequivalent versions of specialty and niche pharmaceutical products. Through October 9, 1997, Andrx's distribution operations had generated substantially all of its revenues. On October 10, 1997, the FDA granted final approval of Andrx's ANDA for its bioequivalent version of Dilacor XR, Andrx's first manufactured product, which it immediately launched as Diltia XT.


         In September 1997, Andrx entered into a Stipulation and Agreement ("Stipulation") with Aventis S.A. ("Aventis") in connection with the patent infringement litigation involving Cardizem CD in order to reduce the risks that both parties faced as the case was litigated to its conclusion. Andrx agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against Aventis. Aventis agreed to compensate the Company for the Company's lost profits, which were stipulated to be $100.0 million per year, if Andrx ultimately prevailed in the litigation and to grant Andrx a license for Aventis' patents under certain conditions, including if Andrx ultimately lost the litigation. Aventis also agreed to make non-refundable interim quarterly payments of $10.0 million to Andrx, beginning upon Andrx' receipt of final FDA approval for its bioequivalent version of Cardizem CD and continuing until the litigation was resolved or certain other events occurred. In July 1998, the FDA granted final marketing approval for Andrx' ANDA for a bioequivalent version of Cardizem CD. In June 1999, the litigation concerning Cardizem CD was resolved, and on June 23, 1999, the Company launched its reformulated bioequivalent version of Cardizem CD, Cartia XT, which enjoyed a 180-day period of marketing exclusivity through December 19, 1999. Accordingly, for the years ended December 31, 1999 and 1998, Andrx received a total $70.7 million and $19.1 million, respectively, in Stipulation fees.


         In June 1999, Andrx entered into an agreement with Geneva Pharmaceuticals, Inc. ("Geneva") a member of the Novartis Pharmaceutical Group, for the sale and marketing of specified products. Geneva committed to make license payments of $1.0 million a month for 40 months, in exchange for exclusive marketing rights in specified territories for controlled-release dosage forms of existing products that the Company is developing for submissions as New Drug Applications (NDAs). Under this arrangement, one of Andrx' NDA products has been out licensed for the United States. Upon receiving approval by the FDA or other regulatory agencies, Andrx will receive royalties from the sale of such products with certain minimum guaranteed levels of royalties in the first three years. In June 2000, the Company amended its agreement with Geneva to include, among other things, additional license payments to Andrx of up to $6,000. Andrx has also committed to continuing to sell Geneva's bioequivalent products through the Company's distribution operations.


         In 1997, Andrx formed Cybear, an information technology subsidiary. In June 1999, Cybear completed a public equity offering of its shares at $16.00 per share, thereby reducing Andrx' ownership in Cybear below 80%.


         In August 1999, Andrx and Cybear formed Cybearclub LC ("Cybearclub"), a joint venture to distribute healthcare products to physicians through the Internet.


         On September 7, 2000, Andrx completed the Reorganization whereby Andrx acquired the outstanding equity of Cybear that it did not own, reincorporated in Delaware, and created the two new classes of common stock.


         In connection with the Reorganization, Andrx shareholders exchanged each share of common stock held for one share of Andrx common stock and .1489 shares of Cybear common stock and Cybear stockholders, other than Andrx, exchanged each share of Cybear common stock (pre-Reorganization) held for one share of Cybear common stock.


         Holders of Andrx common stock and Cybear common stock have no specific rights to assets, operating results or cash flows of Andrx or Cybear, as Andrx Corporation holds title to all its assets and is responsible for all of its liabilities, operating results and cash flows regardless of how it allocates assets and liabilities among the classes of common stock and are therefore subject to the risks of investing in the business, assets and liabilities of Andrx Corporation as a whole. For instance, the assets allocated to each class of common stock may be subject to Company-wide claims of creditors and stockholder litigation. Andrx or Cybear are subject to all the risks and uncertainties of Andrx Corporation detailed herein or detailed from time to time in Andrx Corporation's filings with the SEC.


         Andrx Corporation and subsidiaries' consolidated financial statements include consolidated operating results, along with net income (loss) and basic and diluted earnings (loss) per share, basic and diluted shares outstanding for each series of common stock. Accordingly, after the Reorganization the consolidated financial statements do not reflect consolidated basic and diluted earnings (loss) per share since there is no underlying equity security related to consolidated financial results.

                       ANDRX CORPORATION AND SUBSIDIARIES

CONSOLIDATED SELECTED FINANCIAL DATA

         The following selected financial data is qualified by reference to, and should be read in conjunction with, the Andrx Corporation and subsidiaries' Consolidated Financial Statements and related notes thereto included herein.

                                                                                Years Ended December 31,
                                                                 (in thousands, except for share and per share amounts)
                                                     ----------------------------------------------------------------------------
Statement of Income Data*                               2000            1999           1998            1997            1996
                                                     ------------    ------------    ------------    ------------    ------------
Revenues
  Distributed products                               $    329,110    $    262,402    $    215,903    $    146,237    $     86,721
  Manufactured products                                   175,428         134,796          11,472           3,324              --
  Stipulation fees                                             --          70,733          19,130              --              --
  Licensing and other                                      15,422           8,059             552             137              50
                                                     ------------    ------------    ------------    ------------    ------------
Total revenues                                            519,960         475,990         247,057         149,698          86,771
                                                     ------------    ------------    ------------    ------------    ------------

Operating expenses
  Cost of goods sold                                      301,475         235,346         188,226         126,802          72,400
  Selling, general and administrative                      61,901          55,266          30,646          18,934          13,778
  Research and development                                 46,669          25,697          16,837          11,251           5,066
  Cybear Internet operating expenses                       25,833          14,744           4,090           1,473              --
  Reorganization costs                                      2,098              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------
Total operating expenses                                  437,976         331,053         239,799         158,460          91,244
                                                     ------------    ------------    ------------    ------------    ------------

Income (loss) from operations                              81,984         144,937           7,258          (8,762)         (4,473)

Other income (expense)
  Minority interest in Cybear                               4,146           1,937              85              31              --
  Gain on sales of Cybear shares                               --             643             700              --              --
  Interest income                                          13,039           3,603           1,064           1,585           1,210
  Interest expense                                           (767)         (1,661)           (380)           (490)           (765)
                                                     ------------    ------------    ------------    ------------    ------------
Income (loss) before income taxes                          98,402         149,459           8,727          (7,636)         (4,028)
Income taxes                                               39,870          55,405             333              --              --
                                                     ------------    ------------    ------------    ------------    ------------
Net income (loss)                                    $     58,532    $     94,054    $      8,394    $     (7,636)   $     (4,028)
                                                     ============    ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE

Andrx Group Common Stock
- ------------------------
Net income (loss) allocated to Andrx Group
  (including Cybear through September 6, 2000)       $     66,873    $     94,054    $      8,394    $     (7,636)   $     (4,028)
                                                     ============    ============    ============    ============    ============
Net income (loss) per Andrx Group common share
    Basic                                            $       0.99    $       1.52    $       0.14    $      (0.13)   $      (0.08)
                                                     ============    ============    ============    ============    ============
    Diluted                                          $       0.95    $       1.45    $       0.13    $      (0.13)   $      (0.08)
                                                     ============    ============    ============    ============    ============
 Weighted average shares outstanding
    Basic                                              67,756,400      61,979,800      60,090,800      56,852,400      48,592,000
                                                     ============    ============    ============    ============    ============
    Diluted                                            70,455,800      64,953,200      63,706,800      56,852,400      48,592,000
                                                     ============    ============    ============    ============    ============
 Cybear Group Common Stock
 -------------------------
 Net loss allocated to Cybear Group,
      (subsequent to September 6, 2000)              $     (8,341)
                                                     ============

Basic and diluted net loss per Cybear
      Group common share                             $      (0.55)
                                                     ============

Basic and diluted weighted average shares
outstanding                                            15,203,000
                                                     ============

*Certain prior years' amounts have been reclassified to conform with the current year presentation and Andrx per share amounts have been restated for the Company's May 1999 and March 2000 two-for-one stock splits of Andrx common stock effected in the form of 100% stock dividends.

                                                                                 December 31,
                                                                                (in thousands)
                                                 -----------------------------------------------------------------------------
                                                     2000            1999            1998            1997           1996
                                                 -------------   -------------   -------------   -------------  --------------
Balance Sheet Data

  Cash, cash equivalents and
    Investments  available-for-sale                $ 336,809       $ 123,418       $ 23,092        $  25,543         $ 30,320
  Working capital                                    453,040         180,863         51,345           45,144           32,963
  Total assets                                       667,956         357,954        121,198           90,845           66,538
  Short-term borrowings                                   --          20,226          4,107              546            6,563
  Retained earnings (accumulated deficit)            138,835          80,303        (13,751)         (22,145)         (14,509)
  Total shareholders' equity                         559,797         220,972         72,583           60,861           42,762

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS

ANDRX CORPORATION AND SUBSIDIARIES

Results of Operations

Year Ended December 31, 2000, As Compared To Year Ended December 31, 1999

         For 2000, Andrx Corporation reported net income of $58.5 million, as compared to net income of $94.1 million for 1999. The year ended December 31, 1999 includes stipulation fees of $70.7 million earned in connection with the patent infringement litigation involving Cartia XT, Andrx' bioequivalent version of Cardizem CD, offset by related royalties and corresponding income taxes. In 2000, the Company continued to increase its investment spending in research and development. Research and development expenses increased by $21.0 million or 81.6% to $46.7 million, as compared to $25.7 million for the year ended December 31, 1999.

         Total revenues increased by 9.2% to $520.0 million for 2000, as compared to $476.0 million for 1999.

         Sales from distributed products were $329.1 million for 2000, an increase of $66.7 million or 25.4%, as compared to $262.4 million for 1999. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as, the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines. Sales for 2000 also include sales generated by Valmed Pharmaceuticals, Inc. ("Valmed"), which the Company acquired in March 2000.

         Sales from manufactured products were $175.4 million for the 2000, as compared to $134.8 million in 1999. Sales from manufactured products include sales of Diltia XT, Andrx Corporation's bioequivalent version of Dilacor XR, and commencing June 23, 1999, Cartia XT, which enjoyed marketing exclusivity through December 19, 1999.

         Pursuant to the Stipulation with Aventis in connection with the patent infringement litigation involving Cartia XT, the Company earned a total of $70.7 million in interim and final fees in 1999.

         Licensing and other revenues were $15.4 million in 2000, as compared to $8.1 million in 1999, primarily from the Company's domestic and international licensing arrangements. The revenues in 2000 were primarily generated from the Company's June 1999 agreement with Geneva, as amended.

         Gross profit from sales of distributed and manufactured products were $203.1 million or a gross margin of 40.2% in 2000, as compared to $161.9 million or a gross margin of 40.7% in 1999. The increase in gross profit was primarily the result of an increase in sales of manufactured products as a result of having twelve months of sales of Cartia XT in 2000, as compared to approximately six months of sales of Cartia XT in 1999.

         Selling, general and administrative expenses were $61.9 million or 11.9% of total revenues for 2000, as compared to $55.3 million or 11.6% of total revenues for 1999. Selling, general and administrative expenses include administration, marketing, selling and warehousing of both distributed products and manufactured products, the establishment of brand sales marketing efforts, royalties to the Company's Co-Chairman and Chief Scientific Officer related to sales of Cartia XT and Stipulation fees, as well as, corporate overhead including legal costs related to patent infringement matters related to the Company's ANDA filings and anti-trust matters. The increase in selling, general and administrative expenses in 2000, as compared to 1999, was primarily due to an increase in the activities necessary to support the increase in sales of both distributed and manufactured products and legal costs.

         Research and development expenses were $46.7 million in 2000, as compared to $25.7 million in 1999. The increase in research and development expenses of $21.0 million or 81.6% reflects the progress and expansion of the Company's development activities in ANDA bioequivalent and NDA brand name programs.

         In 2000, the Company incurred $25.8 million of Cybear Internet operating expenses, as compared to $14.7 million in 1999. Cybear Internet operating expenses represent Cybear's operating expenses except cost of goods sold. Such Cybear operating expenses include network operations and operations support, selling, general and administrative, product development, depreciation and amortization, merger costs and other non-recurring charges, offset by intergroup eliminations. The increase in Cybear Internet operating expenses primarily relates to the progress in the development of Cybear's Internet based applications for healthcare providers and the establishment of the related administrative infrastructure. Cybear's Internet operating expenses also include a $4.0 million allowance against a note receivable with AHT, offset by a $2.0 million credit related to the receipt of AHT's assets, $2.0 million of severance costs and impairment charges to certain assets and costs incurred to resolve a dispute over performance under an agreement and termination of such agreement, and $1.2 million of costs incurred in connection with the September 2000 Reorganization.

         In 2000, the Company incurred $2.1 million of one time costs in connection with the Reorganization.

         Minority interest in Cybear was $4.1 million in 2000, as compared to $1.9 million in 1999. The increase in minority interest was a result of the increase in Cybear's net loss to $15.0 million for the period from January 1, 2000 to September 6, 2000, the effective date of the Reorganization, as compared to $10.8 million in 1999. Additionally, minority ownership of Cybear increased primarily from Cybear's June 1999 public offering and the issuance of Cybear common shares in the acquisition of Telegraph Consulting Corporation. No minority interest was recorded after the Reorganization, as Andrx Corporation now owns 100% of Cybear.

         In 1999, the Company recognized a gain on the sales of Cybear's common stock of $643,000. Such sales were pursuant to existing subscription and warrant agreements with Cybear's then Chairman and its then Chief Executive Officer, which were issued at the then current price of $3.00 per share.

         Interest income was $13.0 million in 2000, as compared to $3.6 million in 1999. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during 2000, as compared to 1999. The increase was primarily the result of net proceeds of $235.8 million received from Andrx' May 2000 public equity offering. The Company invests in investment grade interest bearing securities.

         Interest expense decreased to $767,000 in 2000, as compared to $1.7 million in 1999. The decrease in interest expense was primarily the result of a lower average level of borrowings under Andrx Corporation's bank loan during 2000, as compared to 1999. The borrowings were primarily utilized to fund the Company's distribution operations. In December 2000, the bank loan was terminated.

         For 2000, the Company provided income taxes of $39.9 million or 40.5% of income before income taxes. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35%, primarily due to the effect of state income taxes and the Company's inability to utilize its share of the losses of Cybear after the Company's ownership of Cybear was reduced below 80% on June 23, 1999 through September 6, 2000, prior to the effective date of the Reorganization. Accordingly, Cybear was excluded from the Company's consolidated tax return and will file as a separate tax entity for all periods from June 23, 1999 through September 6, 2000. As a result, beginning on the effective date of Reorganization, for tax purposes, Cybear's results of operations are included in the consolidated tax returns of the Company, as the Company owns 100% of Cybear and income tax benefits relating to Cybear which are unable to be utilized by Cybear on a separate company basis, will be allocated to Andrx. In connection with the Reorganization, effective September 7, 2000, the Company changed its method of accounting for its allocation of income taxes within the consolidated group from the pro rata method to the separate return method. Had the separate return method of allocating income taxes been utilized prior to the Reorganization, Cybear would not have been able to record any income tax benefits, as compared to $2.8 million and $ 1.9 million, as recognized under the pro rata method for the years ended December 31, 1999 and 1998, respectively, (exclusive of the effect of minority interest of approximately 5% in each year). Conversely, applying the pro rata method to the period subsequent to the Reorganization would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $4.8 million. Such allocation has earnings per share effect of approximately $0.07 per diluted Andrx Group common share and $0.32 per diluted Cybear Group common share.

         For 1999, the Company provided $55.4 million for income taxes or 37.1% of income before income taxes. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% due to the effect of state income taxes and the Company's inability to utilize its share of the losses of Cybear incurred from June 23, 1999 through September 6, 2000, offset by the utilization of Andrx net operating loss carryforwards. Accordingly, 1999 net income includes the reversal of a valuation allowance of $4.0 million.

         In connection with the Reorganization, Cybear and other members of the Andrx Corporation consolidated group entered into, among other things, a Federal and state tax sharing agreement. Andrx Corporation will utilize the separate return method of accounting for purposes of allocating Federal and state consolidated income tax liabilities among the consolidated group members. Under the terms of the tax sharing agreement, a member of the group will be allocated its income tax benefits and expenses in the year generated. Except as set forth in the supplement referred to below, to the extent a member cannot utilize its income tax benefits in the year generated, that member will not be compensated in that year by other members of the Andrx Corporation consolidated group for utilization of those benefits. Instead, if and when a member leaves the group, Andrx Corporation may elect to reimburse that member for any unreimbursed income tax benefits utilized. That reimbursement will take the form of a capital investment by Andrx Corporation, for which it will receive stock. In the case of a "tracking stock" member, such as Cybear, the stock received by Andrx Corporation shall be in the form of Cybear common stock. In addition, if any member of the group causes another member to become subject to state income tax in a state where it would otherwise not be taxed on a separate company basis, the member causing the income tax liability shall be fully responsible for the state income tax of the other member. Subsequent to the Reorganization, any income tax benefits that Cybear is unable to utilize on a separate company basis will be allocated to Andrx.

         Under the provisions of the tax sharing agreement related to the Reorganization, for financial statement purposes, at such time as Cybear achieves profitability, or is otherwise able to recognize its tax benefits under accounting principles generally accepted in the United States, if ever, Cybear will recognize the benefit of its accumulated income tax benefits (which had previously been utilized by Andrx) in its statement of operations with a corresponding decrease to Cybear's equity (i.e., effectively accounted for as a non-cash dividend). To the extent Andrx is profitable and is able to utilize such tax benefit and Cybear is generating losses, it is expected that Andrx' effective tax rate will be less than the statutory Federal and state rate. If Cybear attains profitability or is otherwise able to recognize its tax benefits, Andrx' effective tax rate may be greater than the statutory Federal and state income tax rate to the extent of Cybear's then unreimbursed accumulated tax benefits that can be realized by Cybear (Andrx will then reverse the tax benefits previously recorded, i.e., effectively transferring such tax benefits to Cybear in the form of a non-cash equity transaction).

         In October 2000, Andrx Corporation and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by Andrx Corporation for specific tax benefits utilized by Andrx Corporation in connection with an election Cybear made on its 1999 Federal corporate tax return to amortize certain expenses and/or attributes over a period of ten years and agrees that it will make such election again on its separate 2000 Federal corporate tax return for the period from January 1, 2000 to September 6, 2000 for certain expenses and/or attributes incurred within that period. Such reimbursements from the Company will be accounted for by Cybear as a capital contribution. As a result of the supplement to the tax sharing agreement, Cybear may be reimbursed for the after-tax effect of amortizing approximately $6 million of such expenses over 10 years.

         The basic and diluted weighted average shares of Andrx common stock outstanding were 67.8 million and 70.5 million, respectively, in 2000, as compared to 62.0 million and 65.0 million, respectively, in 1999. Such increases resulted primarily from the Andrx' May 2000 public equity offering of 5.2 million shares. All Andrx common stock share and per share amounts reflect the May 1999 and March 2000 two-for-one stock splits effected in the form of 100% stock dividends. The basic and diluted weighted average shares of Cybear common stock outstanding was 15.2 million for 2000, relating to the period from September 7, 2000 through December 31, 2000.


Year Ended December 31, 1999, As Compared to Year Ended December 31, 1998

         For 1999, the Company reported net income of $94.1 million, as compared to net income of $8.4 million for 1998. The significant increase in net income in 1999, as compared to 1998, was a result of the Stipulation fees earned in connection with the patent infrigement litigation involving Cartia XT and, on June 23, 1999, the commencement of the sale of the Company's bioequivalent version of Cardizem CD, Cartia XT, which enjoyed a 180 day period of marketing exclusivity through December 19, 1999. The increase in profitability occurred while the Company continued to increase its investment spending in research and development. Research and development in 1999 increased by $8.9 million or 52.6% to $25.7 million in 1999, as compared to $16.8 million in 1998.

         Total revenues increased by 92.7% to $476.0 million for 1999, as compared to $247.1 million for 1998.

         Sales from distributed products were $262.4 million for 1999, an increase of $46.5 million or 21.5%, as compared to $215.9 million for 1998. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as, the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines.

         Sales from manufactured products were $134.8 million for 1999, as compared to $11.5 million in 1998. Sales from manufactured products include sales of Diltia XT, the Company's bioequivalent version of Dilacor XR, and commencing June 23, 1999, Cartia XT, which enjoyed 180 days of marketing exclusivity through December 19, 1999.

         Pursuant to the Stipulation with Aventis, the Company earned a total of $70.7 million in interim and final fees in 1999, as compared to $19.1 million in interim fees in 1998.

         Licensing and other revenues were $8.1 million in 1999, as compared to $552,000 in 1998, primarily from domestic and international licensing arrangements. The revenues in 1999 were primarily generated from the Company's June 1999 agreement with Geneva.

         Gross profit from sales of distributed and manufactured products were $161.9 million or a gross margin of 40.7% in 1999, as compared to $39.1 million or a gross margin of 17.2% in 1998. The increase in gross profit and gross margin was primarily the result of an increase in sales of manufactured products within the product mix.

         Selling, general and administrative expenses were $55.3 million or 11.6% of total revenues for 1999, as compared to $30.6 million or 12.4% of total revenues for 1998. Selling, general and administrative expenses include administration, marketing, selling and warehousing of both distributed products and manufactured products, the establishment of brand sales marketing efforts, royalties to the Company's Co-Chairman and Chief Scientific Officer related to sales of Cartia XT and Stipulation fees, as well as, corporate overhead including legal costs related to patent infringement matters related to the Company's ANDA filings and anti-trust matters. The increase in selling, general and administrative expenses was primarily due to an increase in the activities necessary to support the increase in sales of both distributed and manufactured products and legal costs related to patent infringement claims related to Andrx' ANDA filings and anti-trust matters and an increase in royalties to Andrx' Co-Chairman and Chief Scientific Officer related to the launch of Cartia XT in 1999 and the higher level of Aventis stipulation fees in 1999.

         Research and development expenses were $25.7 million in 1999, as compared to $16.8 million in 1998. The increase in research and development expenses of $8.9 million or 52.6% reflects the progress and expansion of development activities in ANDA bioequivalent and NDA brand name programs.

         In 1999, the Company incurred $14.7 million of Cybear Internet operating expenses, as compared to $4.1 million in 1998. Cybear Internet operating expenses represent Cybear's operating expenses except cost of goods sold. Such Cybear operating expenses include network operations and operations support, selling, general and administrative, product development, depreciation and amortization, merger costs and other non-recurring charges, offset by intergroup eliminations. The increase in Cybear Internet operating expenses in 1999 as compared to 1998 primarily relates to the progress in the development of Cybear's Internet based applications for healthcare providers and the establishment of the related administrative infrastructure.

         Minority interest in Cybear was $1.9 million in 1999, as compared to $85,000 in 1998. The increase in minority interest was a result of the increase in Cybear's net loss to $10.8 million in 1999 from $2.5 million in 1998. As of December 31, 1999, Andrx Corporation owned 73% of Cybear. Minority ownership of Cybear increased, as a result of Cybear's June 1999 public offering and the issuance of Cybear common shares in the acquisition of Telegraph Consulting Corporation.

         In 1999, Andrx Corporation recognized a gain on the sale of Cybear's common stock of $643,000, as compared to $700,000 in 1998. Such sales were pursuant to existing subscription and warrant agreements with Cybear's then Chairman and its then Chief Executive Officer, which were issued at the then current price of $3.00 per share.

         Interest income was $3.6 million in 1999, as compared to $1.1 million in 1998. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during 1999, as compared to 1998. The increase was primarily the result of the net cash provided by operating activities and the net proceeds of $50.8 million received from Cybear's June 1999 public offering.

         Interest expense increased to $1.7 million in 1999, as compared to $380,000 in 1998. The increase in interest expense was primarily the result of a higher average level of borrowings under the Company's bank loan during 1999, as compared to 1998. The borrowings were primarily utilized to fund the Company's distribution operations.

         For 1999, the Company provided $55.4 million for income taxes or 37.1% of income before income taxes. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% due to the effect of state income taxes and the Company's inability to utilize Cybear's losses after June 23, 1999, as the Company's ownership in Cybear was reduced below 80%, offset by the utilization of the Company's net operating loss carryforwards. Accordingly, 1999 net income includes the reversal of a deferred tax valuation allowance of $4.0 million. The Company's income tax provision of $333,000 for 1998 resulted from Federal alternative minimum income taxes. The Company's 1998 regular income tax provision of $2.1 million was fully offset by the reversal of a corresponding amount of valuation allowance against its net deferred income tax assets.

         The basic and diluted weighted average shares of Andrx common stock outstanding was 62.0 million and 65.0 million, respectively in 1999, as compared to 60.1 million and 63.7 million, respectively for 1998. Such increase resulted primarily from the exercises of stock options and warrants during 1999.


Liquidity and Capital Resources

         As of December 31, 2000, the Company had $336.8 million in cash, cash equivalents and investments available-for-sale of which $16.7 million relates to Cybear, and $453.0 million of consolidated working capital. The increase in cash, cash equivalents and investments available-for-sale is primarily due to the 2000 equity offering of Andrx stock which generated $235.8 million in net proceeds to the Company.

         Net cash provided by operating activities was $57.0 million in 2000, as compared to $49.2 million in 1999 and net cash used in operating activities of $1.6 million for 1998. In 2000 and 1999, operating activities provided net cash, primarily due to the Company generating $58.5 million of net income in 2000, as compared to $94.1 million in 1999. In 2000, 1999 and 1998, operating activities included increases in accounts receivable and inventories offset by increases in accounts payable and accrued liabilities, and income tax benefits related to exercises of stock options. The 2000 and 1999 increase in accounts receivable and inventories relates to the sale of Cartia XT and the continuing increase in sales of distributed products. The increase in inventories in 2000 and 1999 also includes purchases of inventories for distribution in anticipation of potential price increases by the generic drug manufacturers.

         Net cash used in investing activities was $196.5 million in 2000 and $108.7 million in 1999, as compared to net cash provided by investing activities of $5.3 million in 1998. In 2000, the Company purchased $130.0 million of investments available-for-sale, $44.5 million of property, plant and equipment, and acquired Valmed for $15.2 million, net of cash acquired. The 2000 capital expenditures included predominantly the construction of the new manufacturing, research and development and corporate facility. In 1999, the Company purchased $22.2 million of property, plant and equipment and $85.3 million of investments available-for-sale, net. In 1998, $13.2 million of investments available-for-sale matured, net and Andrx Corporation purchased $8.0 million of property, plant and equipment. In 1999 and 1998 the capital expenditures were primarily for the procurement of manufacturing equipment and in 1998 capital expenditures also included the purchase of approximately 15 acres of land.

         Net cash provided by financing activities was $222.6 million in 2000, $74.6 million in 1999 and $7.1 million in 1998. Net cash provided by financing activities for 2000 consisted of $235.8 million from the issuance of shares of Andrx common stock, and $7.0 million in proceeds from the issuance of shares of common stock upon the exercises of stock options, offset by $20.2 million of net repayments on the Company's bank loan. Net cash provided by financing activities in 1999 consisted of net borrowings of $16.1 million under the Company's bank loan, $6.7 million in proceeds from the issuance of shares of Andrx common stock upon the exercise of warrants and stock options, net proceeds of $50.8 million from Cybear's June 1999 public equity offering, and $675,000 in proceeds from the sale of shares of Cybear Common Stock. Net cash provided by financing activities in 1998 consisted of net borrowings of $3.6 million under the Company's bank loan, $2.8 million in proceeds from the issuance of shares of common stock upon the exercise of stock options and warrants and $700,000 in proceeds from the sale of shares of Cybear Common Stock.

         As discussed in Note 2 to the Consolidated Financial Statements, as required by Emerging Issues Task Force ("EITF") 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option", in 2000 the Company has classified its income tax benefits related to exercises of stock options as an operating activity in the Consolidated Statements of Cash Flows and has reclassified prior years' amounts to conform with this presentation. These amounts were previously classified as financing activities.

         Andrx Corporation had an outstanding short-term borrowing balance of $20.2 million under its bank loan as of December 31, 1999, as compared to $4.1 million as of December 31, 1998. In December 2000, the bank loan was terminated. The increase in the short-term borrowing balance in 1999, as compared to 1998, relates primarily to the financing of additional inventories for distribution. In April 1999, the Company amended its bank loan to increase the total available borrowings from $10 million to $30 million and decrease the interest rate to the prime rate. Borrowings under the bank loan were secured by all of the assets of the distribution operation, and were subject to a borrowing base related to the value of that operation's accounts receivable and inventories.

         In March 2001, the Company agreed to furnish Cybear with a $12.0 million line of credit. The line of credit provides Cybear with the ability to begin drawing cash once Cybear's cash balance falls below $3.0 million. Drawings will be subject to covenants, will bear interest at a rate equal to prime plus 1% or the Company's cost of borrowing, whichever is greater, and shall be payable upon the expiration of the line of credit on March 31, 2004.

         Andrx Corporation anticipates that its cash requirements will continue to increase due to the completion of construction of the Company's research and development manufacturing and corporate facilities, including the related equipment and the expected increases in distribution inventories. For the year ending December 31, 2001, the Company expects to incur approximately $60 million to $70 million in research and development cost related to its bioequivalent and brand development programs. Andrx Corporation anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future.

         Recent Accounting Pronouncements

         Derivatives

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The provisions of SFAS No. 133 as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", amends the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. SFAS No. 138, further amends and interprets certain provisions SFAS No.
133. The Company will adopt the provisions of SFAS No. 133, as of January 1, 2001, as required. Adoption will have no effect since the Company does not have any derivatives.

        Shipping and Handling Costs

         In September 2000, the EITF issued EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs." This EITF requires that all amounts billed to customers related to shipping and handling be recorded as revenues. In addition, companies may adopt a policy of excluding shipping and handling costs from cost of sales as long as the amounts and classification are disclosed. This EITF was required to be implemented beginning in the fourth quarter of 2000. For the years ended December 31, 2000, 1999 and 1998, $13.3 million, $11.5 million and $6.4 million, respectively, of shipping and handling costs were included in Selling, general and administrative expenses in the Consolidated Statements of Income. There was no effect on the Consolidated Statements of Income as a result of adoption of this pronouncement in 2000.

        Sales Incentives

         In November 2000, the EITF issued EITF No. 00-14, "Accounting for Certain Sales Incentives". This EITF addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by vendors. Adoption of this pronouncement in 2000 had no effect on the Company's accounting for sales incentives.

         Stock Compensation

         In March 2000, the FASB issued FASB Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stocks options or awards; and the accounting for an exchange of stock compensation awards in business combinations. The adoption of FIN 44 did not have an impact on the consolidated financial statements.

         Stock Splits

         In May 1999 and March 2000, the Company effected two-for-one stock splits of Andrx common stock in the form of 100% stock dividends. All Andrx share and per share amounts included herein give effect to these stock splits.

                                   ANDRX GROUP

CONSOLIDATED SELECTED FINANCIAL DATA

         The following selected financial data is qualified by reference to, and should be read in conjunction with, the Andrx Corporation and subsidiaries' Consolidated Financial Statements and related notes thereto included in herein.


                                                       Years Ended December 31,
                                                             (in thousands)
                                      -------------------------------------------------------------
Statement of Income Data                2000         1999         1998         1997         1996
                                      ---------    ---------    ---------    ---------    ---------
Revenues
  Distributed products                $ 324,591    $ 262,321    $ 215,903    $ 146,237    $  86,721
  Manufactured products                 175,428      134,796       11,472        3,324           --
  Stipulation fees                           --       70,733       19,130           --           --
  Licensing and other                    14,966        7,870          552          137           50
                                      ---------    ---------    ---------    ---------    ---------
Total revenues                          514,985      475,720      247,057      149,698       86,771
                                      ---------    ---------    ---------    ---------    ---------
Operating expenses
  Cost of goods sold                    297,218      235,269      188,226      126,802       72,400
  Selling, general and administrative    61,901       55,266       30,646       18,934       13,778
  Research and development               46,669       25,697       16,837       11,251        5,066
  Reorganization costs                    2,098           --           --           --           --
                                      ---------    ---------    ---------    ---------    ---------
Total operating expenses                407,886      316,232      235,709      156,987       91,244
                                      ---------    ---------    ---------    ---------    ---------
Income (loss) from operations           107,099      159,488       11,348       (7,289)      (4,473)
Other income (expense)
Interest income                          11,210        2,321        1,064        1,585        1,210
Interest expense                           (767)      (1,661)        (380)        (490)        (765)
                                      ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes       117,542      160,148       12,032       (6,194)      (4,028)
Income taxes                             39,870       58,229        2,233           --           --
                                      ---------    ---------    ---------    ---------    ---------
Net income (loss)                     $  77,672    $ 101,919    $   9,799    $  (6,194)   $  (4,028)
                                      =========    =========    =========    =========    =========


                                                              December 31,
                                                             (in thousands)
                                      -------------------------------------------------------------
Balance Sheet Data                      2000         1999         1998         1997         1996
                                      ---------    ---------    ---------    ---------    ---------
Cash, cash equivalents and
  investments  available-for-sale     $ 320,108    $  82,586    $  20,254    $  22,705    $  27,482
Working capital                         436,852      138,662       41,452       31,470       28,226
Total assets                            629,053      302,107      118,468       91,718       63,701
Short-term borrowings                        --       20,226        4,107          546        6,563
Andrx Group equity                      522,246      181,707       63,720       50,623       31,083

                                  ANDRX GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2000, As Compared To Year Ended December 31, 1999

      For 2000, Andrx reported net income of $77.7 million, as compared to net income of $101.9 million for 1999. The year ended December 31, 1999 includes stipulation fees of $70.7 million earned in connection with the patent infringement litigation involving Cartia XT, offset by related royalties and corresponding income taxes. In 2000, Andrx continued to increase its investment spending in research and development. Research and development in 2000 increased by $21.0 million or 81.6% to $46.7 million, as compared to $25.7 million for 1999.

      Total revenues increased by 8.3% to $515.0 million for 2000, as compared to $475.7 million for 1999.

      Sales from distributed products were $324.6 million for 2000, an increase of $62.3 million or $23.7%, as compared to $262.3 million for 1999. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as, the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines. Sales for 2000 also include sales generated by Valmed, which Andrx acquired in March 2000.

      Sales from manufactured products were $175.4 million for 2000, as compared to $134.8 million in 1999. Sales from manufactured products include sales of Diltia XT, and commencing June 23, 1999, Cartia XT, which enjoyed 180-days of marketing exclusivity through December 19, 1999.

      Pursuant to the Stipulation with Aventis in connection with the patent infringement litigation involving Cartia XT, Andrx earned $70.7 million in interim and final fees in 1999.

      Licensing and other revenues were $15.0 million in 2000, as compared to $7.9 million in 1999, primarily from Andrx' domestic and international licensing arrangements. The revenues in 2000 were primarily generated from the June 1999 agreement with Geneva, as amended.

      Gross profit from sales of distributed and manufactured products was $202.8 million with a gross margin of 40.6% in 2000, as compared to $161.8 million, with a gross margin of 40.8% in 1999. The increase in gross profit was primarily the result of an increase in sales of manufactured products as a result of having twelve months of sales of Cartia XT in 2000, as compared to approximately six months of sales of Cartia XT in 1999.

      Selling, general and administrative expenses were $61.9 million or 12.0% of total revenues for 2000, as compared to $55.3 million or 11.6% of total revenues for 1999. Selling, general and administrative expenses include administration, marketing, selling and warehousing of both distributed and manufactured products, the establishment of brand sales marketing efforts, royalties to the Company's Co-Chairman and Chief Scientific Officer related to sales of Cartia XT and Stipulation fees, as well as, corporate overhead including legal costs related to patent infringement matters related to Andrx' ANDA filings and anti-trust matters. The increase in selling, general and administrative expenses in 2000, as compared to 1999, was primarily due to an increase in the activities necessary to support the increase in sales of both distributed and manufactured products and legal costs.

      Research and development expenses were $46.7 million in 2000, as compared to $25.7 million in 1999. The increase in research and development expenses of $21.0 million or 81.6% reflects the progress and expansion of Andrx' development activities in the ANDA bioequivalent and NDA brand name drug development programs.

      In 2000, Andrx incurred $2.1 million of one-time costs in connection with the Reorganization.

      Interest income was $11.2 million in 2000, as compared to $2.3 million in 1999. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during 2000, as compared to 1999. The increase was primarily the result of the net proceeds of $235.8 million received from Andrx' May 2000 public equity offering. Andrx invests in investment grade interest bearing securities.

      Interest expense decreased to $767,000 in 2000, as compared to $1.7 million in 1999. The decrease in interest expense was primarily the result of a lower average level of borrowings under Andrx' bank loan during 2000, as compared to 1999. The borrowings were primarily utilized to fund Andrx' distribution operations. In December 2000, the bank loan was terminated.

      For 2000, Andrx provided $39.9 million for income taxes or 33.9% of income before income taxes. Andrx provided for income taxes less than the expected annual effective Federal statutory rate of 35%, primarily due to Andrx' ability to utilize losses of Cybear after the Reorganization offset by the effect of the state income taxes. Prior to the Reorganization, Cybear was excluded from Andrx' consolidated tax returns and will file as a separate tax entity for all periods from June 23, 1999 through September 6, 2000. Beginning on the effective date of Reorganization, for tax purposes, Cybear's results of operations will be included in the consolidated tax returns of the Company, as the Company owns 100% of Cybear and income tax benefits relating to Cybear, unable to be utilized by Cybear on a separate company basis, will be allocated to Andrx. In connection with the Reorganization, effective September 7, 2000, the Company changed its method of accounting for its allocation of income taxes within the consolidated group from the pro rata method to the separate return method. Had the separate return method of allocating income been utilized prior to the Reorganization, Cybear would not have been able to record any income tax benefits, as compared to $2.8 million and $1.9 million, as recognized under the pro rata method for the years ended December 31, 1999 and 1998, respectively, (exclusive of the effect of minority interest of approximately 5% in each year). Conversely, applying the pro rata method to the period subsequent to the Reorganization would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $4.8 million.

      For 1999, Andrx provided $58.2 million of income taxes or 36.4% of income before income taxes. Andrx provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% primarily due to the effect of state income taxes, offset by the utilization of Andrx' net operating loss carryforwards. Accordingly, 1999 net income includes the reversal of a valuation allowance of $4.0 million.

      In connection with the Reorganization, Cybear and other members of the Andrx Corporation consolidated group entered into, among other things, a Federal and state tax sharing agreement. Andrx Corporation will utilize the separate return method of accounting for purposes of allocating Federal and state consolidated income tax liabilities among group members. Under the terms of the tax sharing agreement, a member of the group will be allocated its income tax benefits and expenses in the year generated. Except as set forth in the supplement referred to below, to the extent a member cannot utilize its income benefits in the year generated, that member will not be compensated in that year by other members of the Andrx Corporation consolidated group for utilization of those benefits. Instead, if and when a member leaves the group, Andrx Corporation may elect to reimburse that member for any unreimbursed income tax benefits utilized. That reimbursement will take the form of a capital investment by Andrx Corporation, for which it will receive stock. In the case that any "tracking stock" members, such as Cybear, the stock received by Andrx Corporation shall be in the form of Cybear common stock. In addition, if any member of the group causes another member to become subject to state income tax in a state where it would otherwise not be taxed on a separate company basis, the member causing the income tax liability shall be fully responsible for the state income tax of the other member. Subsequent to the Reorganization, any income tax benefits that Cybear is unable to utilize on a separate company basis will be allocated to Andrx.

      Under the provisions of the tax sharing agreement related to the Reorganization, for financial statement purposes, at such time as Cybear achieves profitability, or is otherwise able to recognize its tax benefits under accounting principles generally accepted in the United States, if ever, Cybear will recognize the benefit of its accumulated income tax benefits (which had previously been utilized by Andrx) in its statement of operations with a corresponding decrease to Cybear's equity (i.e., effectively accounted for as a non-cash dividend). To the extent Andrx is profitable and is able to utilize such tax benefit and Cybear is generating losses, it is expected that Andrx' effective tax rate will be less than the statutory Federal and state rate. If Cybear attains profitability or is otherwise able to recognize its tax benefits, Andrx' effective tax rate may be greater than the statutory Federal and state income tax rate to the extent of Cybear's then unreimbursed accumulated tax benefits that can be realized (Andrx will then reverse the tax benefits previously recorded, i.e., effectively transferring such tax benefits to Cybear in the form of a non-cash equity transaction).

      In October 2000, Andrx Corporation and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by Andrx Corporation for specific tax benefits utilized by Andrx Corporation in connection with an election Cybear made on its 1999 Federal corporate tax return to amortize certain expenses and/or attributes over a period of ten years and agrees that it will make such election again on its separate 2000 Federal corporate tax return for the period from January 1, 2000 to September 6, 2000 for certain expenses and/or attributes incurred within that period. Such reimbursements from the Company will be accounted for by Cybear as a capital contribution. As a result of the supplement to the tax sharing agreement, Cybear may be reimbursed for the after-tax effect of amortizing approximately $6 million of such expenses over 10 years.

Year Ended December 31, 1999, As Compared To Year Ended December 31, 1998

      For 1999, Andrx reported net income of $101.9 million, as compared to net income of $9.8 million for 1998. The significant increase in net income in 1999, as compared to 1998, was a result of Stipulation fees earned from the settlement of the litigation with Aventis and on June 23, 1999, Andrx commenced the sale of Cartia XT, which enjoyed a 180 day period of marketing exclusivity through December 19, 1999. The increase in profitability occurred while Andrx continued to increase its investment spending in research and development. Research and development in 1999 increased by $8.9 million or 52.6% to $25.7 million in 1999, as compared to $16.8 million in 1998.

      Total revenues increased by 92.6% to $475.7 million for 1999, as compared to $247.1 million for 1998.

      Sales from distributed products were $262.3 million, an increase of $46.4 million or 21.5%, as compared to $215.9 million for 1998. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as, the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines.

      Sales from manufactured products were $134.8 million for 1999, as compared to $11.5 million for 1998. Sales from manufactured products include sales of Diltia XT, and commencing June 23, 1999 Cartia XT, which enjoyed 180-days of marketing exclusivity through December 19, 1999.

      Pursuant with the Stipulation with Aventis, Andrx earned a total of $70.7 million in interim and final fees in 1999, as compared to $19.1 million in interim fees in 1998.

      Licensing and other revenues were $7.9 million in 1999, as compared to $552,000 in 1998, primarily from Andrx' domestic and international licensing arrangements. The revenues in 1999 were primarily generated from the Andrx June 1999 agreement with Geneva, as amended.

      Gross profit from sales of distributed and manufactured products was $161.8 million with a gross margin of 40.8% in 1999, as compared to $39.1 million or 17.2% in 1998. The increase in gross profit and gross margin was primarily the result of an increase in sales of manufactured products within the product mix.

      Selling, general and administrative expenses were $55.3 million or 11.6% of total revenues for 1999, as compared to $30.6 million or 12.4% of total revenues for 1998. Selling, general and administrative expenses include administration, marketing, selling and warehousing of both distributed products and manufactured products, the establishment of brand sales marketing efforts, royalties to the Company's Co-Chairman and Chief Scientific Officer related to sales of Cartia XT and Stipulation fees, as well as, corporate overhead including legal costs related to patent infringement matters related to the Company's ANDA filings and anti-trust matters. The increase in selling, general and administrative expenses was primarily due to an increase in the activities necessary to support the increase in sales of both distributed and manufactured products and legal costs related to patent infringement claims related to Andrx' ANDA filings and anti-trust matters and an increase in royalties to Andrx' Co-Chairman and Chief Scientific Officer related to the launch of Cartia XT in 1999 and the higher level of Aventis stipulation fees in 1999.

      Research and development expenses were $25.7 million in 1999, as compared to $16.8 million in 1998. The increase in research and development expenses of $8.9 million or 52.6%, reflects the progress and expansion of Andrx' development activities in its ANDA and NDA drug development programs.

      Interest income was $2.3 million in 1999, as compared to $1.1 million in 1998. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during 1999, as compared to 1998.

      Interest expense increased to $1.7 million in 1999, as compared to $380,000 in 1998. The increase in interest expense was primarily the result of a higher average level of borrowings under Andrx' bank loan during 1999, as compared to 1998. The borrowings were primarily utilized to fund Andrx' distribution operations.

      For 1999, Andrx provided $58.2 million of income taxes or 36.4% of income before income taxes. Andrx provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% due to the effect of state income taxes, offset by the utilization of Andrx' net operating loss carryforwards. Accordingly, for 1999 net income includes the reversal of a valuation allowance of $4.0 million. For 1998, Andrx provided $2.2 million of income taxes, or 18.6% of income before income taxes. Such provision was less than the expected annual effective Federal statutory rate of 35% primarily due to the reversal of a valuation allowance of $2.2 million related to net operating loss carryforwards.

Liquidity and Capital Resources

      As of December 31, 2000, Andrx had $320.1 million in cash, cash equivalents and investments available-for-sale and $436.9 million of consolidated working capital.

      Net cash provided by operating activities was $70.9 million and $59.9 million for 2000 and 1999, respectively, and net cash used in operating activities of $3.2 million for 1998. In 2000 and 1999 operating activities provided net cash, primarily due to Andrx generating $77.7 million of net income in 2000, as compared to $101.9 million in 1999. In 2000, 1999 and 1998, operating activities included increases in accounts receivable and inventories offset by increases in accounts payable and accrued liabilities, and income tax benefits related to exercises of stock options. The 2000, 1999 and 1998 increase in accounts receivable relates to the sale of Cartia XT and continuing increases in sales of distributed products. The increase in inventories in 2000 and 1999 includes purchases of inventories for distribution in anticipation of potential price increases by the generic drug manufacturers.

      Net cash used in investing activities was $200.1 million in 2000 and $79.5 million in 1999, as compared to net cash provided by investing activities of $7.6 million in 1998. In 2000, Andrx purchased $144.2 million of investments available-for-sale, net, $40.7 million of property, plant and equipment, as well as acquiring Valmed for $15.2 million, net of cash acquired. The 2000 and 1999 capital expenditures included predominantly the construction of the new manufacturing, research and development and corporate facility. In 1999, Andrx purchased $59.2 million of investments available-for-sale, net, and $20.3 million of property, plant and equipment. In 1998, $13.2 million of investments available-for-sale matured, net, and Andrx purchased $5.6 million of property, plant and equipment. In 1998, the capital expenditures were primarily for the procurement of manufacturing equipment and also included the purchase of approximately 15 acres of land.

      Net cash provided by financing activities was $222.6 million in 2000, $22.8 million in 1999, and $6.4 million in 1998. Net cash provided by financing activities for 2000 consisted of $235.8 million from the issuance of shares of Andrx common stock in Andrx' public offering in connection with its public equity offering and $7.0 million in proceeds from the issuance of shares of common stock upon the exercises of stock options, offset by $20.2 million of net repayments on Andrx's bank loan. Net cash provided by financing activities in 1999 consisted of net borrowings of $16.1 million under the Andrx bank loan and $6.7 million in proceeds from the issuance of shares of Andrx common stock upon the exercise of warrants and stock options. Net cash provided by financing activities in 1998 consisted of net borrowings of $3.6 million under the Andrx bank loan and $2.8 million in proceeds from the issuance of shares of Andrx common stock upon the exercise of stock options and warrants.

      As discussed in Note 2 to the Consolidated Financial Statements, as required by EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option", in 2000 Andrx has classified its income tax benefits related to exercises of stock options as an operating activity in the Consolidated Statements of Cash Flows and has reclassified prior years' amounts to conform with this presentation. These amounts were previously classified as financing activities.

      Andrx had an outstanding short-term borrowing balance of $20.2 million under this bank loan as of December 31, 1999, as compared to $4.1 million as of December 31, 1998. In December 2000, the bank loan was terminated. The increase in short-term borrowing balance in 1999, as compared to 1998 relates primarily to the financing of additional inventories for distribution. In April 1999, Andrx amended its line of credit agreement to increase the total available borrowings from $10 million to $30 million and to decrease the interest rate to the prime rate. Borrowings under the bank loan were secured by all of the assets of the distribution operation, and were subject to a borrowing base related to the value of that operation's accounts receivable and inventories.

      In March 2001, Andrx agreed to furnish Cybear with a $12.0 million line of credit. The line of credit provides Cybear with the ability to begin drawing cash once Cybear's cash balance falls below $3.0 million. Drawings will be subject to certain covenants, will bear interest at a rate equal to prime plus 1% or Andrx' cost of borrowing, whichever is greater, and shall be payable upon the expiration of the line of credit on March 31, 2004.

      Andrx anticipates that its cash requirements will continue to increase, due to the completion of construction of its research and development manufacturing and corporate facilities, including the related equipment, and the expected increases in distribution inventories. For the year ending December 31, 2001, Andrx expects to incur approximately $60 million to $70 million in research and development related to its bioequivalent and brand development programs. Andrx anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future.

                                  CYBEAR GROUP

CONSOLIDATED SELECTED FINANCIAL DATA

         The following selected financial data is qualified by reference to, and should be read in conjunction with, the Andrx Corporation and subsidiaries' Consolidated Financial Statements and related notes thereto included herein.

Statement of Operations Data
(in thousands)

                                                                                  For the period
                                                                                 from February 5,
                                                    Years Ended December 31,     1997 (inception)
                                                -------------------------------- to December 31,
                                                  2000        1999        1998        1997
                                                --------    --------    -------- ----------------
Revenues
Cybearclub LC Internet product sales (1)        $  1,483    $     81    $     --    $     --
Cybearclub LC telemarketing product sales (1)      2,715          --          --          --
Other product sales                                  321          --          --          --
Web development, hosting and other services          366         102          --          96
Subscription                                         161          87          --          --
                                                --------    --------    --------    --------
Total revenues                                     5,046         270          --          96
                                                --------    --------    --------    --------
Operating expenses
Cost of goods sold                                 4,257          77          --          --
Network operations and operations support          4,501       2,972         643          --
Product development                                3,774       3,058       1,717         894
Selling, general and administrative                8,399       7,271       1,672         667
Depreciation and amortization                      4,035       1,556         139          65
Merger costs and other non-recurring charges       5,224          --          --          --
                                                --------    --------    --------    --------
Total operating expenses                          30,190      14,934       4,171       1,626
                                                --------    --------    --------    --------
Loss from operations                             (25,144)    (14,664)     (4,171)     (1,530)
Other income (expense)
Interest income                                    1,829       1,282          --          --
Interest expense on advances from Andrx               --        (216)       (210)        (28)
                                                --------    --------    --------    --------
Loss before income taxes                         (23,315)    (13,598)     (4,381)     (1,558)
Income tax benefit allocated from Andrx               --       2,824       1,900          --
                                                --------    --------    --------    --------
Net loss                                        $(23,315)   $(10,774)   $ (2,481)   $ (1,558)
                                                ========    ========    ========    ========


                                                                December 31,
                                                --------------------------------------------
Balance Sheet Data                                2000        1999        1998        1997
(in thousands)                                  --------    --------    -------- -----------
Cash, cash equivalents and investments
   available-for-sale                           $ 16,701    $ 37,994    $      4    $      1
Working capital (deficit)                         16,188      39,390      (3,235)     (1,378)
Total assets                                      39,505      53,068       3,332         395
Cybear Group equity (deficit)                     37,551      49,978        (467)     (1,014)

         (1) For the year ended December 31, 1999 and through the first quarter of 2000, as reported by Cybear, Cybearclub product sales were reported as E-commerce sales. In the second quarter of 2000, Cybear changed its presentation from E-commerce sales to Cybearclub LC sales and in the third quarter of 2000, Cybear changed the classification to Cybearclub LC Internet product sales (i.e. physician Internet orders) and Cybearclub LC telemarketing product sales (i.e. telemarketing orders entered over the Internet on behalf of customers by

Cybear employees). Cybear Group is presenting 1999 E-commerce products sales as Cybearclub LC Internet product sales, although Cybear's systems at that time did not permit such classification to be fully verified.


                                  CYBEAR GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2000, As Compared to Year Ended December 31, 1999.

      Cybear recorded total revenues of $5.0 million for 2000, as compared to $270,000 for 1999.

      In August 1999, Cybear commenced the Cybearclub LC joint venture ("Cybearclub") with Andrx intended to distribute healthcare products to physician offices through the Internet. Capital contributions to, distributions from and net income or loss generated by Cybearclub are allocated in proportion to Cybear's and Andrx' interests in the joint venture. Such interests are 55% to Cybear and 45% to Andrx. Cybearclub is managed by and under the direction of a management committee comprised of five members. Three members are appointed by Cybear and two members are appointed by Andrx. Based on its majority ownership and majority representation on the management committee of Cybearclub, Cybear controls Cybearclub. Accordingly, Cybear consolidates the accounts of Cybearclub and Andrx utilizes the equity method of accounting for its investment in Cybearclub.

      To help achieve Cybearclub's objective of having physician offices purchase products through the Internet, Cybearclub initiated a dual strategy of using Andrx telemarketers to induce physician offices, including Andrx physician customers, to begin placing orders with Cybearclub, and to then transition those physician offices from being purchasers who place their orders with a telemarketer into customers who place orders directly through the Internet.

      Accordingly, through October 8, 2000, revenues reported by Cybearclub consisted of transition revenues procured by Andrx telemarketers as well as revenues derived from orders placed by physician offices over the Internet. As a result of an amendment to the joint venture agreement, beginning October 9, 2000, Cybearclub revenues consisted solely of Internet product sales from orders entered by physician offices over the Internet. Accordingly, effective October 9, 2000, any orders not entered by physician offices over the Internet were recognized as revenues by Andrx and not by Cybearclub.

      Through Cybearclub, Cybear generated $4.2 million in revenues for 2000 as compared to $81,000 in 1999. Cybearclub 2000 revenues of $4.2 million, consist of (i) physician Internet sales reported as Cybearclub LC Internet product sales of $1.5 million and (ii) orders procured by Andrx telemarketers and entered by Cybear employees over the Internet (i.e. transition revenues) through October 8, 2000, reported as Cybearclub LC telemarketing product sales of $2.7 million.

      For the year ended December 31, 1999 and through the first quarter of 2000, as originally reported by Cybear, all Cybearclub product sales were reported as E-commerce sales. In the second quarter of 2000, Cybear further changed its presentation from E-commerce sales to Cybearclub LC sales and in the third quarter of 2000, Cybear further changed its presentation to Cybearclub LC Internet product sales (i.e. physician office Internet orders) and Cybearclub LC telemarketing product sales (i.e. telemarketing orders entered over the Internet on behalf of physician customers by Cybear employees). Cybear is presenting 1999 E-commerce products sales as Cybearclub LC Internet product sales of $81,000 although Cybear's systems at that time did not permit such classification to be fully verified.

         As part of its operations, Andrx purchases products from outside vendors and distributes them to pharmacies and physicians who it generally contacts through telemarketers. In connection with Cybearclub, Andrx sells some of those products to Cybearclub at cost and charges Cybearclub for certain fulfillment and back office operations such as purchasing, warehousing and distribution, as well as customer service and telemarketing activities. Under the joint venture agreement negotiated by the parties, such services were charged at a rate of 6% of gross sales for the year ended December 31, 2000 and 10% of gross sales for the year ended December 31, 1999. The current rate of 6% could increase if Cybearclub achieves certain quarterly gross sales levels. For the years ended December 31, 2000 and 1999, Andrx charged Cybearclub $279,000 and $8,000, respectively, for the services it provided.

      Cybearclub operating results were net losses of $43,000 and $17,000 in 2000 and 1999, respectively, for which Cybear recorded Andrx minority interest of $19,000 and $8,000, respectively.

      Cybear generated $321,000 of other product sales in 2000.

      Cybear generated $366,000 from Web development, hosting and other services for 2000, as compared to $102,000 for 1999.

      Revenues from subscriptions were $161,000 for 2000, compared to $87,000 in 1999.

      Gross profit from Cybearclub Internet product sales, Cybearclub telemarketing product sales and Other product sales was $262,000 with a gross margin of 5.8% for 2000, as compared to gross profit of $4,000 with a gross margin of 4.9% for 1999. The increase in gross profit relates to the increase in product sales in 2000.

      Network operations and operations support costs were $4.5 million in 2000, as compared to $3.0 million in 1999. Network operations and operations support consists of personnel and related costs associated with operating the network operations center and providing customer support, telecommunications costs and maintenance expense on computer hardware and software. The increase in network operations and operations support costs for 2000 related primarily to the expansion of the network operations and operations support infrastructure.

      Product development costs were $3.8 million for 2000, as compared to $3.1 million for 1999. The increase in the product development costs for 2000 reflects the progress and expansion of Cybear's development activities.

      Selling, general and administrative expenses were $8.4 million for 2000, as compared to $7.3 million for 1999. Selling, general and administrative expenses consist primarily of salaries and personnel related expenses for the sales, executive and administrative functions, consulting and advertising fees, housing fees and professional fees. During 2000, management is primarily maintaining the selling, marketing and administrative infrastructure established in 1999.

      Depreciation and amortization expense was $4.0 million for 2000, as compared to $1.6 million for 1999. The increase in depreciation and amortization for 2000 resulted primarily from the increase in amortization on the $3.9 million of goodwill established from the acquisition of Telegraph Consulting Corporation ("TCC") and from the amortization of the $10.4 million of goodwill established from the Reorganization. In the third quarter of 2000 Cybear re-evaluated the expected benefits to be received from the 1999 acquisition of TCC and, as such, as of July 1, 2000 prospectively revised the life of the goodwill related to the acquisition from ten years to three years.

      Merger costs and other non-recurring charges for 2000 of $5.2 million includes a $4.0 million allowance against the note receivable from AHT recorded in the 2000 third quarter, offset by a $2.0 million credit related to the receipt of AHT assets in the 2000 fourth quarter, $2.0 million of severance costs, impairment charges to certain assets and costs incurred to resolve a dispute over performance under an agreement and termination of such agreement and $1.2 million of costs incurred in connection with the Reorganization.

      Cybear had interest income of $1.8 million in 2000 and $1.3 million in 1999. The interest income was generated primarily from the investments of the net proceeds of $50.8 million generated from the June 1999 public offering and from Cybear's convertible notes receivable. Cybear invests in investment grade interest bearing securities.

      Interest expense of $216,000 in 1999 represented interest on the amount due to Andrx under the credit agreement between the two companies to fund Cybear's operations.

      For the period from September 7, 2000 (after Reorganization) to December 31, 2000, Cybear did not record an income tax benefit as it could not realize such benefits in the current year, as required by the tax sharing agreement related to the Reorganization. For 2000, for the period prior to the Reorganization, Cybear did not record an income tax benefit for the losses it generated due to its history of operating losses. Accordingly, Cybear provided a full valuation allowance against its deferred tax assets as a result of its inability to recognize those benefits. As of December 31, 2000, Cybear has net operating loss carryforwards of approximately $19 million due to expire in 2019 and 2020 which can only be used by Cybear to offset its separate Company future taxable income. Had the separate return method of allocating income taxes been utilized prior to the Reorganization, Cybear would not have been able to record any income tax benefits, as compared to $2.8 million and $1.9 million, as recognized under the pro rata method for the years ended December 31, 1999 and 1998, respectively, (exclusive of the effect of minority interest of approximately 5% in each year). Conversely, applying the pro rata method to the period subsequent to the Reorganization would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $4.8 million. For the period from June 23, 1999 (date of completion of the public offering) to December 31, 1999, Cybear generated net operating loss carryforwards of approximately $10 million which are available to offset future earnings of Cybear as a separate company. As of December 31, 1999, Cybear had net deferred tax assets of approximately $4.0 million attributable primarily to the net operating loss carryforward of approximately $10 million generated from June 23, 1999 to December 31, 1999. Under the provisions of SFAS No. 109, "Accounting for Income Taxes", Cybear has provided a valuation allowance to reserve against 100% of its net deferred tax assets due to its history of net losses. For the period from January 1, 1999 to June 22, 1999, Cybear recorded $2.8 million, in income tax benefits. The income tax benefits reflect the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement.

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

      In October 2000, Andrx Corporation and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by Andrx Corporation for specific tax benefits utilized by Andrx Corporation in connection with an election Cybear made on its 1999 Federal corporate tax return to amortize certain expenses and/or attributes over a period of ten years and Cybear agrees that it will do so again on its separate 2000 Federal corporate tax return for the period from January 1, 2000 to September 6, 2000 for certain expenses and/or attributes incurred within that period. Such reimbursements will be accounted for by Cybear as a capital contribution from Andrx. As a result of this supplement to the tax sharing agreement, Cybear may be reimbursed by Andrx for the after-tax effect of amortizing approximately $6 million of such expenses over ten years.

      Through the completion of its public offering in June 1999, Cybear's results of operations for tax purposes were included in the consolidated income tax return of Andrx, since Andrx owned at least 80% of the common stock of Cybear. Cybear and Andrx had a tax allocation agreement pursuant to which Federal income tax liabilities or benefits were allocated to Cybear on a pro rata basis as if Cybear had filed a separate income tax return when Cybear's taxable results are included in the consolidated income tax return of Andrx. Upon completion of the public offering on June 23, 1999, Andrx' ownership in Cybear was reduced below 80%. Consequently, thereafter Cybear filed its income tax returns separately, until September 7, 2000 (the effective date of the Reorganization). Upon the effective date of Reorganization, Cybear's results of operations, for tax purposes, will be included in the consolidated income tax return of Andrx Corporation as Andrx Corporation owns 100% of Cybear. In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes to Andrx and Cybear from pro rata to separate return method.

Year Ended December 31, 1999, As Compared to Year Ended December 31, 1998.

      Cybear recorded total revenues $270,000 for 1999 and had no revenues for 1998. Cybear is presenting such 1999 Cybear product sales as Cybearclub Internet product sales, although Cybear's systems at that time did not permit such classification to be fully verified.

      Cybear reported $81,000 of Cybearclub Internet product sales in 1999.

      Cybear generated $102,000 in Web development, hosting and other services in 1999.

      Cybear generated $87,000 of subscription revenues in 1999.

         Gross profit from Cybearclub LC Internet product sales was $4,000 with a 4.9% gross margin in 1999.

         Network operations and operations support costs were $3.0 million in 1999 compared to $643,000 in 1998. The increase in network operations and operations support costs for 1999 related to the establishment of the network operations center and the development of the operations support infrastructure.

         Product development costs were $3.1 million in 1999 compared to $1.7 million in 1998. The increase in the product development costs for 1999 reflects the progress and expansion of Cybear's development activities.

         Selling, general and administrative expenses were $7.3 million in 1999, as compared to $1.7 million in 1998. Selling, general and administrative expenses consist primarily of salaries and personnel related expenses for the sales, executive and administrative functions, consulting and advertising fees, housing fees and professional fees. The increase in 1999 related primarily to the establishment of the selling, general and administrative infrastructure, and an increase in consulting and advertising fees.

         Depreciation and amortization expense was $1.6 million in 1999 compared to $139,000 in 1998. The increase in depreciation and amortization for 1999 resulted primarily from Cybear's purchases of computer hardware and software used in its network operations center and the development of its products, leasehold improvements to the rented space housing its corporate headquarters and network operations center. In addition, Cybear began amortizing capitalized product development costs as it released its first products in 1999 and began amortizing the goodwill arising from the acquisition of TCC.

         Cybear had interest income of $1.3 million in 1999 and had no interest income in 1998. The interest income resulted primarily from the investments of the net proceeds generated of $50.8 million from the public offering in interest bearing investment grade securities.

         Interest expense was $216,000 in 1999 compared to $210,000 in 1998. Interest expense represented interest on Due to Andrx under the credit agreement between the two companies to fund Cybear's operations. Upon completion of the public offering in June 1999, Andrx converted its advances due from Cybear, net of the reimbursement for income tax attributes, to Cybear's capital in exchange for 465,387 shares of Cybear common stock at the public offering price of $16.00 per share.

         For the period from June 23, 1999 (date of completion of the public offering) to December 31, 1999, Cybear generated net operating loss carryforwards of approximately $10 million which are available to offset future taxable income of Cybear as a separate company. As of December 31, 1999, Cybear had net deferred tax assets of approximately $4.0 million attributable primarily to the net operating loss carryforwards of approximately $10 million generated from June 23, 1999 to December 31, 1999. Under the provisions of SFAS No. 109, "Accounting for Income Taxes", Cybear provided a valuation allowance to reserve against 100% of its net deferred tax assets due to its history of net losses. For the period from January 1, 1999 to June 22, 1999 and for 1998, Cybear recorded $2.8 million and $1.9 million, respectively, in income tax benefits. The income tax benefits reflect the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement in place prior to the Reorganization.

         Cybear's taxable results through the completion of the public offering in June 1999 were included in the consolidated income tax return of Andrx since Andrx owned at least 80% of the common stock of Cybear. Prior to the September 7, 2000 Reorganization, Cybear and Andrx had a tax allocation agreement pursuant to which Federal income tax liabilities or benefits are allocated to Cybear on a pro rata basis as if Cybear had filed a separate income tax return when Cybear's taxable results are included in the consolidated income tax return of Andrx. Upon completion of the public offering in June 1999, Andrx's ownership in Cybear was reduced below 80%. Consequently, for 1999, Cybear filed its income tax returns separately.

Liquidity and Capital Resources

         As of December 31, 2000, Cybear had $16.7 million in cash, cash equivalents and investments available-for-sale and $16.2 million of working capital.

         Net cash used in operating activities was $17.0 million for 2000 compared to $9.8 million for 1999 and $1.4 million in 1998. Net cash used in operating activities of $17.0 million in 2000 is due to Cybear generating a net loss of $23.3 million, an increase in accounts receivable, net of $747,000 and a decrease in accounts payable of $637,000 offset by $4.0 million in depreciation and amortization, $925,000 in other non-cash charges, $2.0 million in a non-cash net charge related to the AHT Corporation note receivable and a $730,000 decrease in prepaid and other assets. Net cash used in operating activities in 1999 of $9.8 million is due to Cybear generating a net loss of $10.8 million and a $2.5 million increase in prepaid and other assets, offset by $1.6 million in depreciation and amortization and a $1.5 million increase in accounts payable and accrued liabilities. Net cash used in operating activities in 1998 of $1.4 million is due to Cybear generating a net loss of $2.5 million, offset by a $1.3 million increase in accounts payable and accrued liabilities.

         Net cash provided by investing activities was $9.2 million in 2000, as compared to net cash used in investing activities of $34.2 million and $2.7 million in 1999 and 1998, respectively. In 2000, Cybear received $14.0 million from maturities of investments available-for-sale, net, $3.0 million from the repayment of a convertible note receivable. Cybear used $3.9 million related to a note receivable and investment in AHT Corporation and purchased $3.8 million in property and equipment consisting mainly of computer hardware and software used in its network operations center. In 1999, Cybear purchased $26.2 million of investments available-for-sale, net, funded a $3.0 million convertible note receivable, used $1.2 million for the acquisition of TCC and also purchased $2.1 million of property and equipment and purchased $1.6 million of software licenses. In 1998, Cybear purchased $2.3 million of property and equipment consisting mainly of computer hardware and software used in its network operations center and in its product development activities.

         Net cash provided by financing activities was $322,000 for 2000 as compared to $56.0 million for 1999 and $4.1 million in 1998. In 2000, net cash provided by financing activities of $322,000 consisted of proceeds generated from the exercises of Cybear stock options. In 1999, net cash provided by financing activities consisted primarily of $50.8 million in net proceeds generated from the public offering of 3,450,000 shares of common stock of Cybear and $5.2 million of advances from Andrx to fund Cybear's operations, net of the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement prior to the Reorganization. In 1998, net cash provided by financing activities consisted of $4.1 million of advances from Andrx to Cybear to fund Cybear's operations, net of reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement prior to the Reorganization.

         Cybear has incurred net operating losses and negative cash flows from operating activities since its inception. Cybear expects to continue to incur significant expenses in product development, network operations and customer support. As a result, Cybear expects to continue to incur substantial operating losses for the foreseeable future, and may never achieve or sustain profitability.

         In March 2001, Andrx agreed to furnish Cybear with a $12.0 million line of credit. The line of credit provides Cybear with the ability to begin drawing cash once Cybear's cash balance falls below $3.0 million. Drawings will be subject to covenants, will bear interest at a rate equal to prime plus 1% or Andrx' cost of borrowing, whichever is greater, and shall be payable upon the expiration of the line of credit on March 31, 2004.

         Cybear believes that its existing capital resources will be sufficient to enable it to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. Cybear expects negative cash flows and net losses to continue for the foreseeable future and certain modifications of its business plan being considered may further increase its working capital and capital expenditure requirements. Whether or not the business plan is modified, Cybear may need to raise additional capital through public or private debt or equity financing or through funding from Andrx. Additionally, funding, whether obtained through public or private debt may not be available on terms favorable to Cybear, if at all.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANDRX CORPORATION AND SUBSIDIARIES

Report of Independent Certified Public Accountants                      64

Consolidated Balance Sheets
  as of December 31, 2000 and 1999                                      65

Consolidated Statements of Income
  for the years ended December 31, 2000, 1999 and 1998                  66

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 2000, 1999 and 1998                                      67

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998                                      68

Notes to Consolidated Financial Statements                              69-111

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Andrx Corporation:

         We have audited the accompanying consolidated balance sheets of Andrx Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrx Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 10 to the consolidated financial statements, effective September 7, 2000, in connection with the Reorganization, Andrx Corporation changed its method of allocating income taxes within the consolidated group from the pro rata method to the separate return method.

         As discussed in Note 2 to the consolidated financial statements, as required by EITF 00-15, in 2000 the Company has classified its income tax benefits related to exercises of stock options as an operating activity in the Consolidated Statements of Cash Flows and has reclassified prior years' amounts to conform with this presentation.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  February 21, 2001 (except with respect to the matters discussed in Notes 16 and 20 as to which the date is March 28, 2001).

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)

                                                                     December 31,
                                                                ---------------------
                                                                  2000         1999
                                                                ---------   ---------
ASSETS
Current assets
  Cash and cash equivalents                                     $ 115,609   $  32,555
  Investments available-for-sale, at market value                 221,200      90,863
  Accounts receivable, net of allowances
    of $7,077 in 2000 and $6,426 in 1999                           92,960      72,032
  Inventories                                                     101,219      78,771
  Deferred income tax assets, net                                  18,968      18,442
  Prepaid and other current assets                                 11,243      11,658
                                                                ---------   ---------
    Total current assets                                          561,199     304,321
  Property, plant and equipment, net                               77,773      39,874
  Other assets, net                                                28,984      13,759
                                                                ---------   ---------
    Total assets                                                $ 667,956   $ 357,954
                                                                =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                              $  70,501   $  51,863
  Accrued liabilities                                              33,714      35,639
  Bank loan                                                            --      20,226
  Income taxes payable                                              3,944      15,730
                                                                ---------   ---------
    Total current liabilities                                     108,159     123,458
Commitments and contingencies (Notes 11, 16 and 20)
Minority interest                                                      --      13,524
Shareholders' equity
  Convertible preferred stock; $0.001 par
    value, 1,000,000 shares authorized; none
    issued and outstanding                                             --          --
  Common stocks:
    Andrx Group common stock; $0.001 par value,
        100,000,000 shares authorized;
        issued and outstanding 69,311,200
        shares in 2000 and 62,973,000 shares in 1999                   69          63
   Cybear Group common stock; $0.001 par value,
       50,000,000 shares authorized;
       15,203,000 shares issued and outstanding in 2000; none
       issued and outstanding in 1999                                  15          --
  Additional paid-in capital                                      420,674     140,700
  Retained earnings                                               138,835      80,303
  Accumulated other comprehensive income (loss),
    net of income taxes                                               204         (94)
                                                                ---------   ---------
     Total shareholders' equity                                   559,797     220,972
                                                                ---------   ---------
     Total liabilities and shareholders' equity                 $ 667,956   $ 357,954
                                                                =========   =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except for share and per share amounts)

                                                                      Years Ended December 31,
                                                           --------------------------------------------
                                                               2000            1999            1998
                                                           ------------    ------------    ------------
Revenues
  Distributed products                                     $    329,110    $    262,402    $    215,903
  Manufactured products                                         175,428         134,796          11,472
  Stipulation fees                                                   --          70,733          19,130
  Licensing and other                                            15,422           8,059             552
                                                           ------------    ------------    ------------
Total revenues                                                  519,960         475,990         247,057
                                                           ------------    ------------    ------------
Operating expenses
  Cost of goods sold                                            301,475         235,346         188,226
  Selling, general and administrative                            61,901          55,266          30,646
  Research and development                                       46,669          25,697          16,837
  Cybear  Internet operating expenses                            25,833          14,744           4,090
  Reorganization costs                                            2,098              --              --
                                                           ------------    ------------    ------------
Total operating expenses                                        437,976         331,053         239,799
                                                           ------------    ------------    ------------
Income from operations                                           81,984         144,937           7,258
Other income (expense)
  Minority interest in Cybear                                     4,146           1,937              85
  Gain on sale of Cybear  shares                                     --             643             700
  Interest income                                                13,039           3,603           1,064
  Interest expense                                                 (767)         (1,661)           (380)
                                                           ------------    ------------    ------------
Income before income taxes                                       98,402         149,459           8,727
Income taxes                                                     39,870          55,405             333
                                                           ------------    ------------    ------------
Net income                                                 $     58,532    $     94,054    $      8,394
                                                           ============    ============    ============

EARNINGS (LOSS) PER SHARE (Note 2)

Andrx Group Common Stock

Net income allocated to Andrx Group
  (including Cybear through September 6, 2000)             $     66,873    $     94,054    $      8,394
                                                           ============    ============    ============
Net income per Andrx Group common share
   Basic                                                   $       0.99    $       1.52    $       0.14
                                                           ============    ============    ============
   Diluted                                                 $       0.95    $       1.45    $       0.13
                                                           ============    ============    ============
Weighted average shares outstanding
   Basic                                                     67,756,400      61,979,800      60,090,800
                                                           ============    ============    ============
   Diluted                                                   70,455,800      64,953,200      63,706,800
                                                           ============    ============    ============

Cybear Group Common Stock

Net loss allocated to Cybear Group
(subsequent to September 6, 2000)                          $     (8,341)
                                                           ============
Basic and diluted net loss per Cybear Group common share   $      (0.55)
                                                           ============

Basic and diluted weighted average shares outstanding        15,203,000
                                                           ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                       ANDRX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (in thousands, except for share amounts)

                                                Common Stocks
                               -------------------------------------------------
                                     Andrx Group                Cybear Group
                               -----------------------   -----------------------
                                Shares        Amount       Shares       Amount
                               ----------   ----------   ----------   ----------
Balance, December 31, 1997     59,426,800   $       60           --   $
Shares of Andrx common
  stock issued in connection
  with exercises
  of warrants and stock
  options                       1,266,800            1           --           --
Income tax benefits
  related to exercises
  of Andrx stock options               --           --           --           --
Andrx options granted to
  consultants                          --           --           --           --
Capital transactions of
  Cybear                               --           --           --           --
Unrealized loss on
  investments
  available-for-sale                   --           --           --           --
Net income                             --           --           --           --

Comprehensive income
                               ----------   ----------   ----------   ----------
Balance, December 31, 1998     60,693,600           61           --           --
Shares of  Andrx common
  stock issued in
  connection with exercises
  of warrants and
  stock options                 2,279,400            2           --           --
Income tax benefits
  related to
  exercises of Andrx stock
  options                              --           --           --           --
Andrx options granted to
  consultants                          --           --           --           --
Capital transactions of
  Cybear                               --           --           --           --
Unrealized loss on
  investments
  available-for-sale, net
  of income
  taxes of $13                         --           --           --           --
Net income                             --           --           --           --

Comprehensive income
                               ----------   ----------   ----------   ----------
Balance, December 31, 1999     62,973,000           63           --           --
Shares of Andrx common
  stock issued
  in connection with
  equity offering               5,185,100            5           --           --
Shares of Andrx common
  stock issued in
  connection with
  exercises of stock
  options                       1,153,100            1           --           --
Shares of Cybear Stock
  issued in connection
  with the Reorganization              --           --   15,203,000           15
Income tax benefits
  related to
  exercises of Andrx
  stock options                        --           --           --           --
Capital transactions of
  Cybear                               --           --           --           --
Unrealized gain on
  investments
  available-for-sale, net
  of income
  taxes of $115                        --           --           --           --
Net income                             --           --           --           --

Comprehensive income
                               ----------   ----------   ----------   ----------
Balance, December 31, 2000     69,311,200   $       69   15,203,000   $       15
                               ==========   ==========   ==========   ==========

                                                Related     Accumulated
                                  Additional    Earnings        Other
                                    Paid-In   (Accumulated  Comprehensive  Comprehensive
                                    Capital      Deficit)   Income (Loss)     Income
                                  ----------    ----------    ----------    ----------
Balance, December 31, 1997        $   82,909    $  (22,145)   $       37
Shares of Andrx common
  stock issued in connection
  with exercises
  of warrants and stock
  options                              2,835            --            --
Income tax benefits
  related to exercises
  of Andrx stock options                  67            --            --
Andrx options granted to
  consultants                            433            --            --
Capital transactions of
  Cybear                                  30            --            --
Unrealized loss on
  investments
  available-for-sale                      --            --           (38)   $      (38)
Net income                                --         8,394            --         8,394
                                                                            ----------
Comprehensive income                                                        $    8,356
                                  ----------    ----------    ----------    ==========
Balance, December 31, 1998            86,274       (13,751)           (1)
Shares of  Andrx common
  stock issued in
  connection with exercises
  of warrants and
  stock options                        6,681            --            --
Income tax benefits
  related to
  exercises of Andrx stock
  options                              9,368            --            --
Andrx options granted to
  consultants                             10            --            --
Capital transactions of
  Cybear                              38,367            --            --
Unrealized loss on
  investments
  available-for-sale, net
  of income
  taxes of $13                            --            --           (93)   $      (93)
Net income                                --        94,054            --        94,054
                                                                            ----------
Comprehensive income                                                        $   93,961
                                  ----------    ----------    ----------    ==========
Balance, December 31, 1999           140,700        80,303           (94)
Shares of Andrx common
  stock issued
  in connection with
  equity offering                    235,814            --            --
Shares of Andrx common
  stock issued in
  connection with
  exercises of stock
  options                              6,958            --            --
Shares of Cybear Stock
  issued in connection
  with the Reorganization             17,348            --            --
Income tax benefits
  related to
  exercises of Andrx
  stock options                       19,870            --            --
Capital transactions of
  Cybear                                 (16)           --            --
Unrealized gain on
  investments
  available-for-sale, net
  of income
  taxes of $115                           --            --           298    $      298
Net income                                --        58,532            --        58,532
                                                                            ----------
Comprehensive income                                                        $   58,830
                                  ----------    ----------    ----------    ==========
Balance, December 31, 2000        $  420,674    $  138,835    $      204
                                  ==========    ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Years Ended December 31,
                                                                    -----------------------------------
                                                                      2000         1999          1998
                                                                    ---------    ---------    ---------
Cash flows from operating activities
 Net income                                                         $  58,532    $  94,054    $   8,394
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                        9,570        4,516        2,960
   Provision for doubtful accounts                                        651        3,897          940
   Options granted to consultants                                          --           10          433
   Minority interest in Cybear                                         (4,146)      (1,937)         (85)
   Gain on sale of Cybear shares                                           --         (643)        (700)
   Non-cash net charge related to AHT Corporation note receivable       2,000           --           --
   Deferred income tax benefit                                         (3,818)     (18,442)          --
   Income tax benefits related to
       exercises of stock options (Note 2)                             19,870        9,368           67
   Changes in operating assets and liabilities:
       Accounts receivable                                            (15,944)     (42,062)     (12,119)
       Inventories                                                    (18,286)     (36,434)     (16,436)
       Prepaid and other assets                                         4,433      (21,672)        (163)
       Accounts payable and accrued liabilities                        12,068       42,869       15,092
       Income taxes                                                    (7,968)      15,675           55
                                                                    ---------    ---------    ---------
      Net cash provided by (used in) operating activities              56,962       49,199       (1,562)
                                                                    ---------    ---------    ---------
Cash flows from investing activities
  Purchases of property, plant and equipment                          (44,540)     (22,233)      (7,986)
  Maturities (purchases) of investments available-for-sale, net      (130,038)     (85,323)      13,247
  Acquisition of Telegraph Consulting Corporation                          --       (1,181)          --
  Acquisition of Valmed Pharmaceutical, Inc., net of cash acquired    (15,195)          --           --
  Cash flows relating to AHT Corporation note receivable and
    investment                                                         (3,875)          --           --
  Costs associated with purchase of Cybear minority interest in
    connection with the Reorganization                                 (2,838)          --           --
                                                                    ---------    ---------    ---------
      Net cash provided by (used in) investing activities            (196,486)    (108,737)       5,261
                                                                    ---------    ---------    ---------
Cash flows from financing activities
  Net proceeds from Andrx public share offering                       235,819           --           --
  Proceeds from issuance of shares of Andrx common stock
      and exercises of warrants and stock options                       6,959        6,683        2,836
  Net borrowings (repayments) under bank loan                         (20,226)      16,119        3,569
  Net proceeds from Cybear's public share offering                         --       50,778           --
  Other capital transactions of Cybear                                     26          379           30
  Proceeds from sale of Cybear shares                                      --          675          700
                                                                    ---------    ---------    ---------
      Net cash provided by financing activities                       222,578       74,634        7,135
                                                                    ---------    ---------    ---------
Net increase in cash and cash equivalents                              83,054       15,096       10,834
Cash and cash equivalents, beginning of year                           32,555       17,459        6,625
                                                                    ---------    ---------    ---------
Cash and cash equivalents, end of year                              $ 115,609    $  32,555    $  17,459
                                                                    =========    =========    =========
Supplemental disclosure of cash paid during the year for:
      Interest                                                      $     767    $   1,661    $     380
                                                                    =========    =========    =========
      Income taxes                                                  $  32,440    $  48,790    $     210
                                                                    =========    =========    =========
Supplemental disclosure of non-cash investing activities:
      Value of Cybear Group common stock issued in Reorganization   $  17,363
      Less book value of minority interest at acquisition date         (9,757)
                                                                    ---------
      Goodwill resulting from purchase of Cybear minority interest  $   7,606
                                                                    =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

(1)      General

         On September 7, 2000, Andrx Corporation completed a Plan of Merger and Reorganization (the "Reorganization") whereby it acquired the outstanding equity of Cybear Inc. that it did not own, reincorporated in Delaware and created two new classes of common stock:

       o Andrx Group Common Stock (the "Andrx common stock"), to track the performance of Andrx Corporation and subsidiaries, other than its ownership of Cybear Inc., its subsidiaries and certain potential future Internet businesses of Andrx Corporation (the "Andrx Group"); and

       o Cybear Group Common Stock (the "Cybear common stock"), to track the performance of Cybear Inc., its subsidiaries and certain potential future Internet businesses of Andrx Corporation (the "Cybear Group").

         Cybear shareholders other than Andrx, exchanged each share of Cybear common stock (pre-Reorganization) held for one share of Cybear stock.

         Throughout the Andrx Corporation and subsidiaries notes to consolidated financial statements, the words "Andrx Corporation" or the "Company" refer to Andrx Corporation, and all of its subsidiaries. "Management" and "board of directors" refer to the management and board of directors of Andrx Corporation. "Andrx" refers to Andrx Corporation and all of its subsidiaries other than Cybear prior to the Reorganization, and to the Andrx Group following the Reorganization. "Cybear" refers to Cybear Inc. and its subsidiaries prior to the Reorganization and to the Cybear Group following the Reorganization.

         Andrx Corporation was organized in August 1992 and commenced marketing and distributing generic pharmaceutical products manufactured by third parties. In February 1993, the Company began to engage in the research and development of bioequivalent controlled-release pharmaceutical products utilizing its proprietary drug delivery technologies. During 1996, the Company commenced its research efforts to develop brand name controlled-release products, and an Internet based application for healthcare providers. During 1999, the Company expanded its research and development efforts to include bioequivalent versions of specialty or niche pharmaceutical products. Through October 9, 1997, the Company's distribution operations had generated substantially all of its revenues. On October 10, 1997, the United States Food and Drug Administration ("FDA") granted final approval of the Company's abbreviated new drug application ("ANDA"), for a bioequivalent version of Dilacor XR, the Company's first manufactured product, which it immediately launched as Diltia XT.

         In September 1997, Andrx entered into a Stipulation and Agreement (the "Stipulation") with Hoechst Marion Roussel, Inc.(now known as Aventis S.A.) and Carderm Capital, L.P. (collectively, "Aventis") in partial settlement of a patent infringement claim brought against Andrx by Aventis (the "Aventis Litigation") in order to reduce the risks that both parties faced as the case was litigated to its conclusion. Andrx agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against Aventis. Aventis agreed to compensate Andrx for its lost profits, stipulated to be $100,000 per year, if Andrx ultimately prevailed in the Aventis Litigation and to grant Andrx a license for its patents under certain conditions, including if Andrx ultimately lost the litigation. Aventis also agreed to make non-refundable interim quarterly payments of $10,000 to Andrx, beginning upon Andrx' receipt of final FDA approval for its bioequivalent version of Cardizem CD and continuing until the Aventis Litigation was resolved or certain other events occurred. In July 1998, the FDA granted final marketing approval for the Company's ANDA for a bioequivalent version of Cardizem CD. In June 1999, the Aventis Litigation was resolved and on June 23, 1999, the Company launched its reformulated bioequivalent version of Cardizem CD, Cartia XT, which enjoyed a 180-day period of marketing exclusivity through December 19, 1999. For the years ended December 31, 1999 and 1998, the Company earned $70,733 and $19,130, respectively, in interim and final Stipulation fees.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         On November 20, 1998, Cybear Inc. a Florida corporation, the Company's subsidiary engaged in the development of Internet applications merged with a wholly-owned subsidiary of 1997 Corp., a Delaware corporation, pursuant to a Merger Agreement and Plan of Reorganization dated July 15, 1998. 1997 Corp. was a "blank check" company that had a registration statement on file with the Securities and Exchange Commission ("SEC") to seek a business combination with an operating entity. In June 1999, Cybear completed a public offering of its common shares generating net proceeds of approximately $50,778. As a result of the public offering, exercises of Cybear stock options, other Cybear stock issuances, and sales of shares of Cybear common stock by Andrx, Andrx' ownership in Cybear decreased to approximately 73% as of December 31, 1999.

         Reorganization Plan

         Pursuant to the September 7, 2000 Reorganization, Andrx acquired the outstanding equity of Cybear that it did not own, reincorporated in Delaware and created two new classes of common stock: Andrx common stock to track the performance of Andrx Corporation other than its ownership of Cybear and Cybear common stock to track the performance of Cybear. Cybear's public shareholders received one share of Cybear common stock for every Cybear share they owned. In the Reorganization, the number of Cybear shares held by Andrx was reduced from
12.4 million shares to 10.3 million shares so as to provide the equivalent of a 20% increase in shares held by the non-Andrx shareholders of Cybear. As a result, the non-Andrx shareholders of Cybear owned approximately 34.5% of the Cybear common stock following the close of the transaction. Pursuant to the Reorganization, each Andrx common share was converted into (i) one share of Andrx common stock and (ii) 0.1489 shares of Cybear common stock. Upon completion of the Reorganization, (i) Cybear was a wholly-owned subsidiary of Andrx Corporation with 100% of its value publicly traded in the form of Cybear common stock; (ii) Cybear public shareholders owned approximately 34.5% of the Cybear common stock; and (iii) Andrx shareholders owned 100% of the Andrx common stock and approximately 65.5% of the Cybear common stock.

         In addition, in connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. (See
Note 10).

         The Reorganization was intended to (i) reestablish certain tax consolidation advantages for Andrx; (ii) separate the operating losses of Cybear from the operating results of Andrx for financial reporting purposes (iii) improve liquidity for the publicly traded equity of Cybear; (iv) provide Cybear with a more viable currency for potential future strategic acquisitions; and (v) preserve financial flexibility for Andrx management to maximize the long-term growth of shareholder value.

         Holders of Andrx common stock and Cybear common stock have no specific rights to assets, operating results or cash flows of Andrx or Cybear, as Andrx Corporation holds title to all its assets and is responsible for all of its liabilities, operating results and cash flows regardless of how it allocates assets and liabilities among the classes of common stock and are therefore subject to the risks of investing in the business, assets and liabilities of Andrx Corporation as a whole. For instance, the assets allocated to each class of common stock may be subject to Company-wide claims of creditors and stockholder litigation. Andrx or Cybear are subject to all the risks and uncertainties of Andrx Corporation detailed herein or detailed from time to time in Andrx Corporation's filings with the SEC.

         In connection with the Reorganization, Andrx Corporation purchased the minority interest of Cybear by issuing Cybear Group common stock valued at $17,363 and incurred costs of $2,838 related to the acquisition.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         Risks and Uncertainties

         Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with a drug delivery company which has only commercialized a few products, has new technology and limited manufacturing experience, included but not limited to current and potential competitors with significant technical and marketing resources, and dependence on key personnel. The Company is also subject to the risks and uncertainties associated with all drug delivery companies, including changes in regulatory schemes, difficulty in receiving regulatory approval to market new products, compliance with the government regulations and patent infringement and other litigation. Additionally, the Company is subject to risks and uncertainties associated with drug distribution companies, included but not limited to, fierce competition and decreasing gross profits. In addition, Cybear, Andrx' Internet based healthcare information technology subsidiary is subject to the risks and uncertainties of an early stage Internet company, included but not limited to, limited operating history, substantial operating losses, availability of capital resources, ability to effectively compete, unanticipated difficulties in product development, ability to gain market acceptance and market share, ability to manage growth, reliance on short-term non-exclusive contracts, ability to obtain content, Internet security risks and uncertainty relating to the evolution of the Internet as a medium of commerce, dependence on third party content providers, dependence on key personnel, ability to protect intellectual property and the impact of future government regulation. The Company is also subject to other risks detailed herein or detailed from time to time in Andrx Corporation's filings with the SEC.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)


  (2)    Summary of Significant Accounting Policies

         Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Andrx Corporation and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         Andrx Corporation is presenting consolidated financial statements and related footnotes. Such footnotes include separate supplemental financial statements relating to the business of Andrx and the business of Cybear (see
Note 19). Holders of Andrx common stock and Cybear common stock have no specific rights to assets, operating results or cash flows of Andrx or Cybear as Andrx Corporation holds title to all its assets and is responsible for all of its liabilities, operating results and cash flows regardless of how it allocates assets and liabilities among the classes of common stock and are therefore subject to the risks of investing in the business, assets and liabilities of Andrx Corporation as a whole. For instance, the assets allocated to each class of common stock may be subject to Company-wide claims of creditors and stockholder litigation.

         After the Reorganization, Andrx Corporation consolidated financial statements include consolidated operating results, as well as net income (loss), basic and diluted earnings (loss) per share, basic and diluted shares outstanding for each series of common stock. Accordingly, after the Reorganization the consolidated financial statements do not reflect consolidated basic and diluted earnings (loss) per share since there is no underlying equity security related to consolidated financial results.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The most significant estimates made by management include the provision for doubtful accounts receivable, inventory writedowns, discounts and rebates to customers or from vendors, returns, pricing adjustments, useful life of goodwill, including, but not limited to Cybear goodwill, and other adjustments related to purchases and sales of manufactured and distributed products, and provisions for litigation (see Note 16).

         Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

         Cash and Cash Equivalents

         All highly liquid investments with an original maturity of three months or less are considered cash equivalents and are carried at cost.

         Investments Available-for-Sale

         The Company utilizes the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that marketable equity securities and all debt securities be classified into three categories: (i) held to maturity securities, (ii) trading securities, and (iii) available-for-sale securities. The Company classifies its investments as available-for-sale and, accordingly, such investments are carried at market value and any unrealized gain or loss, net of income taxes, is reported as a separate component of shareholders' equity. The cost related to investments available-for-sale is determined utilizing the specific identification method.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         Inventories

         Inventories of pharmaceutical products consist primarily of finished goods held for distribution, and raw materials, work in process and finished goods of manufactured products. Inventories are stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution is based on purchase price, net of vendor discounts, rebates and other allowances, but excludes shipping, warehousing and distribution costs which are expensed as Selling, general and administrative expenses in the Statements of Income when incurred. As appropriate, provisions are made to reduce inventories to their net realizable value.

         Property, Plant and Equipment, Net

         Property, plant and equipment are recorded at cost, less accumulated depreciation or amortization. Depreciation or amortization is provided using the straight-line method over the following estimated useful lives:

                           Buildings                         20 years
                           Manufacturing equipment           10 years
                           Laboratory equipment              5 years
                           Leasehold improvements            Term of lease
                           Computer hardware and software    3 years
                           Furniture and fixtures            5 years

         Major renewals and betterments are capitalized, while maintenance, repairs and minor renewals are expensed as incurred.

         Goodwill

         Under the purchase method of accounting for acquisitions, goodwill represents the excess of purchase price over the fair value of the net assets acquired. Goodwill is capitalized and amortized on a straight-line basis over the estimated useful life of the business acquired, ranging from 3 to 15 years. As of December 31, 2000 and 1999, the Company has $22,291 and $3,819, respectively, of goodwill, net of accumulated amortization of $1,965 and $115, respectively, included in Other assets in the Consolidated Balance Sheets. Amortization expense was $1,850 and $115 for the years ended December 31, 2000 and 1999, respectively. There was no goodwill amortization for the year ended December 31, 1998.

         Computer Software

         In March 1998, the Accounting Standards Executive Committee released Statement of Position 98-1, ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. In 1998, the Company adopted the guidelines established by SOP 98-1 in accounting for the costs of computer software developed or obtained for internal use. Upon adoption of the provisions of this statement, there was no material effect on the consolidated financial statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of

         The Company utilizes the provision of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to determine whether an impairment has occurred. Fair value is compared to cost in calculating the amount of the impairment.

         Revenue Recognition

         Sales of distributed and manufactured products and the related cost of goods sold are recognized at the time a product is received by the customer. Based on currently available information, provisions for discounts, rebates, returns, pricing adjustments and other adjustments related to sales to customers are provided in the same period the related sales are recorded.

         The Company has entered into long-term supply arrangements with certain customers related to manufactured products. Prepayments by the Company to customers related to such arrangements are capitalized in the Consolidated Balance Sheets as Prepaid and other current assets and Other assets, as appropriate, and, are amortized in the Consolidated Statements of Income against Revenues-manufactured products over the life of the arrangements or when the relationship ends, as appropriate, utilizing the straight line basis. Such assets are periodically assessed for realizability and any adjustments for impairment are made as they become known.

         Stipulation fees are recognized when earned in accordance with the terms of the underlying agreements (see Note 16).

         Licensing and other revenues include licensing fees earned by the Company. Such licensing fees are recognized as earned in accordance with the terms of the underlying agreements (see Note 8). Also included in licensing and other revenues are Cybear's Physician Practice Portal product, web site development and maintenance services. Subscription, web site development and maintenance and software development revenues are earned when Cybear's services are provided. Cybear has entered into certain agreements with medical organizations to provide Cybear's subscription services to organizations' members in exchange for various consulting services. Certain of these agreements result in a net cash outflow. Subscription services earned under the agreements resulting in net cash outflows are recorded as a reduction of the amounts expensed for the consulting services received.

         In December 1999, the SEC issued Staff Accounting Bulletin No. ("SAB 101") which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 for the Company was the quarter ended December 31, 2000. The Company adopted the provisions of SAB 101, as required, and such adoption had no effect upon the consolidated financial statements.

         Research and Development Expenses

         Research and development expenses are expensed as incurred, and consist of costs related to products being developed internally as well as costs related to products subject to licensing agreements in both the Company's bioequivalent
(ANDA) and brand name (NDA) programs.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         Research and development expenses in the Consolidated Statements of Income include the equity in the losses of the following joint ventures:

         The Company is a 50% partner in ANCIRC Pharmaceuticals, Inc. ("ANCIRC"). In addition to Andrx' 50% ownership in ANCIRC, the Company provided ANCIRC research and development services at cost. Accordingly, research and development expenses in the Consolidated Statements of Income exclude costs of research and development services rendered to ANCIRC, as such costs are charged to ANCIRC as incurred. In November 2000, the ANCIRC joint venture agreement was amended (see Note 9).

         In August 2000, Andrx Corporation entered into CARAN, a 50/50 joint venture with Carlsbad Technology, Inc. ("Carlsbad") to develop, manufacture and sell three bioequivalent products. CARAN's operating results were limited to research and development expenses. (see Note 9).

         Cybear Internet Operating Expenses

         On the Company's Consolidated Statements of Income, Cybear Internet operating expenses represents Cybear's operating expenses except cost of goods sold. Such Cybear operating expenses include network operations and operations support, selling, general and administrative, product development, depreciation and amortization, merger costs and other non-recurring charges, offset by intergroup eliminations.

         Stock-Based Compensation

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion ("APB") No. 25. However, if the provisions of APB No. 25 are applied, pro forma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. For the years ended December 31, 2000, 1999 and 1998, the Company recognized compensation costs under the provisions of APB No. 25, and the Company has provided the expanded pro forma disclosures required by SFAS No. 123 (see Note 14).

         Issuance of Stock by Subsidiary

         The Company accounted for the issuances of shares of common stock by Cybear as equity transactions within the Consolidated Statements of Shareholders' Equity and excluded the results of such transactions from the Consolidated Statements of Income. The Company does not currently intend to issue shares of common stock of its other subsidiaries.

         Income Taxes

         The provisions of SFAS No. 109, "Accounting for Income Taxes", require, among other things, recognition of future tax benefits measured at enacted rates attributable to the deductible temporary differences between the financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that the realization of such benefits is "more likely than not" (see Note 10). Under the provisions of SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

         In connection with the Reorganization, the Company changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method (see Note 10).

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         Earnings (loss) per share

         The Company utilizes the provisions of SFAS No. 128, "Earnings Per Share".

           As a result of the Reorganization, Andrx Corporation's operating results for the period subsequent to September 7, 2000 have been allocated to each series of common stock. The net income used in computing net income per share of Andrx common stock is based on the consolidated results of Andrx, including the majority ownership of Cybear through September 6, 2000 and the net income of Andrx, excluding Andrx' 100% ownership of Cybear from September 7, 2000 to December 31, 2000. The net loss and weighted average shares outstanding in the computation of net loss per share of Cybear common stock for the year ended December 31, 2000 are based on the period from September 7, 2000 (the effective date of issuance of Cybear common stock) to December 31, 2000.

         ANDRX

         The diluted basis considers the weighted average shares of common stock outstanding for Andrx common stock including common stock equivalents. The shares used in computing net income per share of Andrx common stock are based on the weighted average shares of Andrx common stock outstanding for the years ended December 31, 2000, 1999 and 1998.

         A reconciliation of the denominators of basic and diluted earnings per share of Andrx common stock for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                  Years Ended December 31,
                                            ------------------------------------
                                              2000          1999         1998
                                            ----------   ----------   ----------

         Basic weighted average shares of
           common stock outstanding         67,756,400   61,979,800   60,090,800

           Effect of dilutive items:
             Stock options                   2,699,400    2,356,600    2,296,000
             Warrants                               --      616,800    1,320,000
                                            ----------   ----------   ----------

         Diluted weighted average shares
           of common stock outstanding      70,455,800   64,953,200   63,706,800
                                            ==========   ==========   ==========

         Anti-dilutive weighted options         32,300      118,400      243,100
                                            ==========   ==========   ==========

         The above anti-dilutive weighted average options to purchase shares of Andrx common stock were excluded in computing diluted earnings per share because their effects were anti-dilutive for the respective periods.

           CYBEAR

         Cybear generated a net loss for the period from September 7, 2000 to December 31, 2000. Accordingly, all Cybear common stock equivalents were excluded from the Cybear calculation of diluted shares since the effects were anti-dilutive. As of December 31, 2000 there were 1,573,385 anti-dilutive options outstanding.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         The following table reconciles the consolidated net income in the Andrx Corporation and subsidiaries' consolidated financial statements to the separate supplemental group financial statements of Andrx and Cybear (See Note 19). This table also reflects pro forma earnings (loss) per share of Andrx and Cybear for all periods presented.

                                                                       Years ended December 31,
                                                              --------------------------------------------
                                                                 2000             1999           1998
                                                              ------------    ------------    ------------
Andrx Corporation consolidated net income                     $     58,532    $     94,054    $      8,394
                                                              ------------    ------------    ------------
Add back Cybear net loss included above:
  Subsequent to the Reorganization                                   8,341              --              --
  Prior to the Reorganization                                       14,974          10,774           2,481
                                                              ------------    ------------    ------------
Cybear net loss                                                     23,315          10,774           2,481
Less minority ownership in Cybear net losses
    prior to the Reorganization                                     (4,146)         (1,937)            (85)
Less gain on sale of Cybear shares                                      --            (643)           (700)
Less intercompany eliminations (primarily interest
    and management fees)                                               (29)           (329)           (291)
                                                              ------------    ------------    ------------
Andrx Group net income (excluding Andrx' ownership
    of Cybear)                                                $     77,672    $    101,919    $      9,799
                                                              ============    ============    ============

Andrx Group pro forma net income per share
  Basic                                                       $       1.15    $       1.64    $       0.16
                                                              ============    ============    ============
  Diluted                                                     $       1.10    $       1.57    $       0.15
                                                              ============    ============    ============
Andrx Group pro forma weighted average shares outstanding
  Basic                                                         67,756,400      61,979,800      60,090,800
                                                              ============    ============    ============
  Diluted                                                       70,455,800      64,953,200      63,706,800
                                                              ============    ============    ============

Cybear Group net loss                                         $    (23,315)   $    (10,774)   $     (2,481)
                                                              ============    ============    ============
Cybear Group pro forma basic and diluted net loss per share   $      (1.53)   $      (0.71)   $      (0.16)
                                                              ============    ============    ============
Cybear Group pro forma weighted average shares outstanding      15,203,000      15,203,000      15,203,000
                                                              ============    ============    ============

         For all periods presented, the shares pro forma weighted average outstanding of Cybear common stock are based on the shares outstanding as of September 7, 2000.

         The following table reconciles the consolidated net income in the Andrx Corporation consolidated financial statements to the net income allocated to Andrx Group for the earnings per share calculation:

                                                                 Years ended December 31,
                                                               ---------------------------
                                                                2000      1999      1998
                                                               -------   -------   -------
Andrx Corporation consolidated net income                      $58,532   $94,054   $ 8,394

Add back Cybear net loss included above:
  Subsequent to Reorganization                                   8,341        --        --
                                                               -------   -------   -------
Net income allocated to Andrx Group
  (including Cybear through September 6, 2000)                 $66,873   $94,054   $ 8,394
                                                               =======   =======   =======

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         Stock Splits

         In May 1999 and March 2000, the Company effected two-for-one stock splits of Andrx common stock in the form of 100% stock dividends. All Andrx share and per share amounts included herein give effect to these stock splits.

         Fair Value of Financial Instruments

         As of December 31, 2000 and 1999, the carrying amount of Cash and cash equivalents, Accounts receivable, net, Accounts payable, Accrued liabilities and Bank loan approximate fair value due to the short maturity of these instruments.

         Concentration of Credit Risk

         The Company invests in U.S. Treasury and government agency securities, debt instruments of corporations and tax advantaged money market preferreds with investment grade credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity.

         Accounts receivable are principally due from independent pharmacies, pharmacy chains, pharmacy buying groups, physician offices and wholesalers and distributors. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential uncollectable accounts.

         The Company has no significant off-balance sheet concentration of credit risk.

         Comprehensive Income

         The Company adopted the provision of SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998, as required. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income or loss and its components in financial statements. The Company has included the required disclosure of this pronouncement in the accompanying Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998, as required.

         Business Segments

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was issued by the FASB in June 1997. These pronouncements replaced SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise" and establishes new standards for defining the Company's segments and disclosing information about them. The provisions of SFAS No. 131 require that the segments be based on the internal structure and reporting of the Company's operations (see Note 17).

         Recent Accounting Pronouncements

                  Classification of Tax Benefits from Option Exercises in the
                        Consolidated Statements of Cash Flows

         In July 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option" ("EITF 00-15"). This issue addresses the presentation in the statement of cash flows of the income tax benefit associated with nonqualified stock options. Companies receive an income tax deduction for the difference between the exercise price and the market price of a nonqualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by a company upon employee exercise should be classified in the operating section of the statement of cash flows. The pronouncement is effective for all quarters ending after July 20, 2000. The Company adopted EITF 00-15 in 2000 and, accordingly, has classified its 2000 income tax benefits related to exercises of stock options of $19,870 as an operating activity in the Consolidated Statements of Cash Flows and has reclassified $9,368 in 1999 and $67 in 1998 from financing activities to operating activities to conform with this presentation.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

                  Derivatives

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The provisions of SFAS No. 133 require that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", amends the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities-an amendment of FASB No. 133", further amends and interprets certain provisions SFAS No. 133. The Company will adopt the provisions of SFAS No. 133, as of January 1, 2001, as required. Adoption of this pronouncement will have no effect, since the Company does not have any derivatives.

                  Shipping and Handling Costs

         In September 2000, the EITF issued EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs." This EITF requires that all amounts billed to customers related to shipping and handling be recorded as revenues. In addition, companies may adopt a policy of excluding shipping and handling costs from cost of sales as long as the amounts and classification are disclosed. This EITF's disclosure was required to be implemented beginning with this filing. For the years ended December 31, 2000, 1999 and 1998, $13,324, $11,545 and $6,442,
respectively, of shipping and handling costs were included in Selling, general and administrative expenses in the Consolidated Statements of Income. There was no effect on the Consolidated Statements of Income as a result of adoption of this pronouncement in 2000.

                  Sales Incentives

         In November 2000, the EITF issued EITF No. 00-14, "Accounting for Certain Sales Incentives". This EITF addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by vendors. Adoption of this pronouncement in 2000, had no effect on the Company's accounting for sales incentives.

                  Stock Compensation

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee, for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stocks options or awards; and the accounting for an exchange of stock compensation awards in business combination. The adoption of FIN 44 did not have an impact on the Company's consolidated financial statements.

         Reclassifications

         Certain prior years amounts have been reclassified to conform to the current year presentation.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

(3)      Acquisitions

         On March 15, 2000, Andrx acquired Valmed Pharmaceutical, Inc. ("Valmed"), a privately owned distributor of bioequivalent pharmaceuticals headquartered in Grand Island, New York. The acquisition was accounted for using the purchase method of accounting. Accordingly, the excess of the total purchase price of approximately $15,500, including transaction costs, over the fair value of the net assets acquired, primarily accounts receivable, inventories and property, plant and equipment, was approximately $8,700 which represents goodwill, and is included in Other assets in the accompanying Consolidated Balance Sheet. Such goodwill is being amortized on a straight-line basis over its estimated life of 15 years.

         In March 2000, Cybear entered into a software license agreement and a development service agreement with AHT Corporation ("AHT") whereby, among other things, Cybear obtained non-exclusive licenses to two AHT software applications and whereby Cybear agreed to develop a software application for AHT. In connection with these agreements, Cybear loaned $4,000 to AHT in exchange for a secured promissory note. In the 2000 third quarter, due to the uncertainty of collection resulting from AHT filing for bankruptcy protection in September 2000, Cybear recorded a 100% allowance against the $4,000 note. On November 22, 2000, Cybear acquired certain of the operating assets of AHT under the terms of an acquisition agreement approved by the United States Bankruptcy Court. Accordingly, Cybear recognized a $2,000 credit in the 2000 fourth quarter. Such credit represents the receipt of AHT's assets with an estimated value of $2,000, in exchange for a portion of the $4,000 secured convertible note. Cybear Internet operating expenses for the year ended December 31, 2000 include the $4,000 allowance against the note receivable from AHT offset by the $2,000 credit related to the receipt of AHT assets.

         On November 16, 2000, the Company entered into a definitive agreement to acquire CTEX Pharmaceuticals, Inc., a privately owned pharmaceutical sale and marketing company based in Canton, Mississippi. The acquisition was consummated on January 23, 2001 with a purchase price of approximately $29,000, comprised of 291,000 shares Andrx common stock and $11,000 cash, and will be accounted for using the purchase method of accounting.

         Due to immateriality, pro forma information is not included herein for any of the above acquisitions.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)


(4)      Investments Available-for-Sale

Investments available-for-sale consist of the following:

                                                             December 31, 2000
                                                 -----------------------------------------------
                                                              Gross        Gross
                                                 Amortized  Unrealized   Unrealized     Market
                                                   Cost        Gains       Losses        Value
                                                 ---------   ---------    ---------    ---------
U.S. Treasury and government agency securities   $  78,518   $     255    $      (1)   $  78,772
Corporate bonds                                     14,369          59           --       14,428
Tax advantaged money market preferreds             128,000          --           --      128,000
                                                 ---------   ---------    ---------    ---------
                                                 $ 220,887   $     314    $      (1)   $ 221,200
                                                 =========   =========    =========    =========

                                                              December 31, 1999
                                                 -----------------------------------------------
                                                              Gross        Gross
                                                 Amortized  Unrealized   Unrealized     Market
                                                   Cost        Gains       Losses        Value
                                                 ---------   ---------    ---------    ---------
U.S. Treasury and government agency securities   $  31,186   $      --    $    (127)   $  31,059
Corporate bonds                                     10,163          --           (8)      10,155
Tax advantaged money market preferreds              49,649          --           --       49,649
                                                 ---------   ---------    ---------    ---------
                                                 $  90,998   $      --    $    (135)   $  90,863
                                                 =========   =========    =========    =========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

(5)      Inventories

         Inventories consist of the following:

                                     December 31,
                                 --------------------
                                   2000        1999
                                 --------    --------
Raw materials                    $  8,238    $  8,638
Work in process                     4,234       3,899
Finished goods                     88,747      66,234
                                 --------    --------
                                 $101,219    $ 78,771
                                 ========    ========

(6)      Property, Plant and Equipment, Net

Property, plant and equipment are summarized as follows:

                                     December 31,
                                 --------------------
                                   2000        1999
                                 --------    --------
Land                             $  2,903    $  2,804
Buildings                          11,643          --
Manufacturing equipment            20,684      14,029
Laboratory equipment                8,801       4,926
Leasehold improvements             11,392       9,042
Computer hardware and software     17,327      11,670
Furniture and fixtures              3,840       3,544
                                 --------    --------
                                   76,590      46,015
Less: accumulated depreciation
  and amortization                (19,265)    (11,777)
                                 --------    --------
                                   57,325      34,238

Construction in progress           20,448       5,636
                                 --------    --------
                                 $ 77,773    $ 39,874
                                 ========    ========

         Depreciation expense was $7,720, $4,401 and $2,960 for the years ended December 31, 2000, 1999 and 1998, respectively.

(7)      Bank Loan

         In April 1999, the Company amended its line of credit agreement to increase the total available borrowings from $10,000 to $30,000 and to decrease the interest rate to the prime rate. In December 2000, Andrx terminated the bank loan.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

(8)      Licensing Agreements

         In June 1999, Andrx entered into an agreement with Geneva Pharmaceuticals, Inc. ("Geneva"), a member of the Novartis Pharmaceutical Group, for the sale and marketing of specified products. Geneva committed to make license payments of $1,000 a month for 40 months, in exchange for exclusive marketing rights in specified territories for controlled-release dosage forms of existing products that the Company is developing for submissions as New Drug Applications (NDAs). Under this arrangement, one of Andrx' NDA products has been out licensed for the United States. Upon receiving approval by the FDA or other regulatory agencies, Andrx will receive royalties from the sale of such products with certain minimum guaranteed levels of royalties in the first three years. In June 2000, the Company amended its agreement with Geneva to include, among other things, additional license payments to Andrx of up to $6,000. Andrx has also committed to continuing to sell Geneva's bioequivalent products through the Company's distribution operations.

         Andrx has entered into additional development and licensing agreements covering bioequivalent pharmaceuticals with U.S. and foreign pharmaceutical companies. Pursuant to these agreements, the licensees typically will fund the cost of product research and development and will pay Andrx royalties in exchange for a license to market the products for a specified period in a specified territory.

         Andrx also works with other pharmaceutical companies to formulate controlled-release versions of existing commercialized drugs and drugs they are developing using Andrx' proprietary drug delivery technologies.

(9)      Unconsolidated Joint Ventures

         In July 1994, and as originally amended on October 30, 1995, the Company and Circa Pharmaceuticals, Inc., now a wholly-owned subsidiary of Watson Pharmaceuticals, Inc. ("Watson") (the Company and Watson are hereafter collectively referred to as the "Partners"), formed ANCIRC Pharmaceuticals ("ANCIRC"), a 50/50 joint venture to develop, manufacture and market up to eight bioequivalent controlled-release pharmaceutical products. The agreement between the Partners contemplates that Andrx, will perform the research and development formulations for ANCIRC's products, and will market and distribute ANCIRC's products following FDA approval, and that Watson will provide the regulatory support for the ANCIRC's products and will manufacture the ANCIRC products.

         In September 1998, ANCIRC received approval of its first manufactured product, a bioequivalent version of Trental and launched this product. On March 24, 1999 the FDA approved the ANDA for the second ANCIRC product, a bioequivalent version of Oruvail, which was launched in April 1999. Due to manufacturing problems, ANCIRC halted the production and sale of ANCIRC's bioequivalent version of Oruvail in June 1999, and is currently not producing or selling such product.

         Capital contributions to, distributions from and net income or loss generated by ANCIRC are allocated in proportion to the respective Partners' interest in the joint venture.

         ANCIRC is managed by and under the direction of a management committee which is comprised of six members. Three members are appointed by each Partner. Based on the equal representation of the management committee and the Company's inability to unilaterally control the joint venture, the Company utilizes the equity method to account for this joint venture.

         In November 2000, the Company and Watson further amended the terms of the ANCIRC joint venture agreement. Under the amendment, Andrx is solely responsible for all of the costs to develop, manufacture and sell the remaining six products, and Watson may receive a royalty on net sales, if any, from the commercialization of those products. The amendment also provides that Andrx may elect to discontinue its efforts to develop any of these six products at any time. The 50/50 joint venture relationship for the two marketed products is continuing.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)


         In August 2000, Andrx Corporation entered into CARAN, a 50/50 joint venture with Carlsbad to develop, manufacture and sell three bioequivalent pharmaceutical products, for which ANDAs have been filed with the FDA. Carlsbad developed and will manufacture the products and Andrx will distribute such products.

         Total equity in losses of the unconsolidated joint ventures, primarily research and development expenses, of $1,203, $370 and $931 for the years ended December 31, 2000, 1999 and 1998, respectively, are included in Research and development expenses in the Consolidated Statements of Income, included herein. As of December 31, 2000 and 1999, the Company's total investment in unconsolidated joint ventures was $755 and $617, respectively, and is included in Prepaid and other current assets in the Consolidated Balance Sheets.

         Condensed financial information of the unconsolidated joint ventures is not presented because they are not material.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

(10)     Income Taxes

         The components of the provision for income taxes are summarized as follows:

                                                                        Years Ended December 31,
                                                                    --------------------------------
                                                                      2000        1999        1998
                                                                    --------    --------    --------
Current provision
  Federal                                                          $ 41,326      $ 69,855    $    333
  State                                                               2,362         3,992          --
                                                                   --------      --------      ------
                                                                     43,688        73,847         333
                                                                   --------      --------      ------
Deferred benefit
  Federal                                                            (3,612)      (17,445)         --
  State                                                                (206)         (997)         --
                                                                   --------      --------      ------
                                                                     (3,818)      (18,442)         --
                                                                   --------      --------      ------
Total                                                              $ 39,870      $ 55,405    $    333
                                                                   ========      ========      ======


         The following table indicates the significant elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate:

                                                                        Years Ended December 31,
                                                                    --------------------------------
                                                                      2000        1999        1998
                                                                    --------    --------    --------
Federal statutory rate                                                 35.0%         35.0%       35.0%
State income taxes, net of Federal effect                               2.0           2.0         2.0
Change in valuation allowance on net deferred income tax assets         3.3          (2.7)      (23.6)
Non-deductible goodwill and Reorganization costs                        2.9            --          --
Research and development credit                                        (2.7)           --          --
Other, net                                                               --           2.8        (9.6)
                                                                   --------      --------      ------
Effective tax rate                                                     40.5%         37.1%        3.8%
                                                                   ========      ========      ======

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)


         Deferred income taxes represent the tax effect of the difference between book and tax bases of assets and liabilities. The major components of deferred tax assets and liabilities are as follows:

                                             December 31,
                                         --------------------
                                           2000        1999
                                         --------    --------
Net operating loss carryforwards         $  7,249    $  3,929
Allowance for doubtful accounts             2,559       2,377
Other operating reserves                   15,639      17,358
Tax over book depreciation                 (1,460)     (1,137)
Cybear product development                  2,230        (128)
                                         --------    --------
                                           26,217      22,399

Valuation allowance                        (7,249)     (3,957)
                                         --------    --------
Deferred income tax assets, net          $ 18,968    $ 18,442
                                         ========    ========


         The following table indicates the activity in the valuation allowance:

                                            December 31,
                                         -------------------
                                          2000        1999
                                         -------     -------
Beginning balance, January 1,            $(3,957)    $(7,989)
Utilized                                   3,572       7,989
Provided for Cybear, separate company,
   prior to the Reorganization            (6,864)     (3,957)
                                         -------     -------

Ending balance, December 31,             $(7,249)    $(3,957)
                                         =======     =======

         Under the provisions of SFAS No. 109, as of December 31, 2000, the Company recorded a valuation allowance to reserve against 100% of its net deferred income tax assets resulting from net operating loss carryforwards that can only be utilized by Cybear on a separate company basis of $7,249, which resulted in the period from June 23, 1999 through September 6, 2000. From September 7, 2000 to December 31, 2000, under the provisions of the tax sharing agreement entered into in connection with the Reorganization (see below), Andrx recorded a tax benefit of approximately $2,600 in 2000. Under the provisions of the supplement to the tax sharing agreement (see below), Andrx recorded a tax benefit of approximately $2,200 in 2000. Such benefits resulted from Andrx' use of Cybear's deductions which Cybear was unable to use on a separate company basis.

         Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%. As of December 31, 2000, the Company has net operating loss carryforwards of approximately $19,500 which expire in 2019 and 2020, which can only be used by Cybear to offset its future taxable income, on a separate company basis.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         In connection with the Reorganization, Cybear and other members of the Andrx Corporation consolidated group entered into, among other things, a Federal and state tax sharing agreement. Andrx Corporation will utilize the separate return method of accounting for purposes of allocating Federal and state consolidated income tax liabilities among group members. Under the terms of the tax sharing agreement, a member of the group will be allocated its income tax benefits and expenses in the year generated. Except as set forth in the supplement referred to below, to the extent a member cannot utilize its income benefits in the year generated, that member will not be compensated in that year by other members of the Andrx Corporation consolidated group for utilization of those benefits. Instead, if and when a member leaves the group, Andrx Corporation may elect to reimburse that member for any unreimbursed income tax benefits utilized. That reimbursement will take the form of a capital investment by Andrx Corporation, for which it will receive stock. In the case of any "tracking stock" members, such as Cybear, the stock received by Andrx Corporation shall be in the form of Cybear common stock. In addition, if any member of the group causes another member to become subject to state income tax in a state where it would otherwise not be taxed on a separate company basis, the member causing the income tax liability shall be fully responsible for the state income tax of the other member. Subsequent to the Reorganization, any income tax benefits that Cybear is unable to utilize on a separate company basis will be allocated to Andrx.

         In October 2000, Andrx and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by Andrx Corporation for specific tax benefits utilized by Andrx Corporation in connection with an election Cybear made on its 1999 Federal corporate tax return to amortize certain product development expenses and/or attributes over a period of ten years and agrees that will make such election again on its separate 2000 Federal corporate tax return for the period from January 1, 2000 to September 6, 2000 for certain expenses and/or attributes incurred within that period. Such reimbursements from the Company will be accounted for by Cybear as a capital contribution. As a result of the supplement to the tax sharing agreement, Cybear may be reimbursed by Andrx for the after-tax effect of amortizing approximately $6,000 of such expenses over 10 years.

         Under the provisions of the tax sharing agreement related to the Reorganization, for financial statement purposes, at such time as Cybear achieves profitability, or is otherwise able to recognize its tax benefits under accounting principles generally accepted in the United States, if ever, Cybear will recognize the benefit of its accumulated income tax benefits (which had previously been utilized by Andrx) in its statement of operations with a corresponding decrease to Cybear's equity (i.e., effectively accounted for as a non-cash dividend). To the extent Andrx is profitable and is able to utilize such tax benefit and Cybear is generating losses, it is expected that Andrx' effective tax rate will be less than the statutory Federal and state rate. If Cybear attains profitability or is otherwise able to recognize its tax benefits, Andrx' effective tax rate may be greater than the statutory Federal and state income tax rate to the extent of Cybear's then unreimbursed accumulated tax benefits that can be realized (Andrx will then reverse the tax benefits previously recorded, i.e., effectively transferring such tax benefits to Cybear in the form of a non-cash equity transaction).

         In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. Had the separate return method of allocating income taxes been utilized prior to the Reorganization, Cybear would not have been able to record any income tax benefits, as compared to $2,824 and $1,900, as recognized under the pro rata method for the years ended December 31, 1999 and 1998, respectively (exclusive of the effect of minority interest of approximately 5% in each year). Conversely, applying the pro rata method for the period subsequent to the Reorganization would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $4,800. Such allocation has an earnings per share effect of approximately $0.07 per diluted Andrx Group common share and approximately $0.32 per diluted Cybear Group common share.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

(11)     Commitments

         Purchase Commitments

         The Company has entered into agreements for the construction of a new manufacturing and research and development facility with future commitments of approximately $15,000.

         Operating Leases

         The Company leases manufacturing, laboratory, warehouse, office space, and various equipment under operating leases which expire at various dates through 2017. The following schedule summarizes future minimum lease payments required under non-cancellable operating leases with terms greater than one year, as of December 31, 2000:

                  2001           4,275
                  2002           4,237
                  2003           3,626
                  2004           3,242
                  2005           3,274
                  Thereafter    20,125
                               -------
                               $38,779
                               =======

         Rent expense amounted to $4,633, $2,674 and $1,189 for the years ended December 31, 2000, 1999 and 1998, respectively.

(12)     Related Party Transactions

         The Company is party to a royalty agreement with Dr. Chen, the Company's Co-Chairman and Chief Scientific Officer, which provides for royalties to Dr. Chen upon the sale of Andrx' bioequivalent version of Cardizem CD, for which the Company received final approval in July 1998 from the FDA. In August 1998, the Company amended that royalty agreement to account for the various contingencies presented by a Stipulation and Agreement (see Note 1). Royalties paid to Dr. Chen of $5,033, $6,995 and $637 for the years ended December 31, 2000, 1999 and 1998, respectively, were based on 3.33% of the net sales of Cartia XT, as defined, and interim and final Stipulation fees. Such royalties are included in Selling, general, and administrative expenses in the accompanying Consolidated Statements of Income.

         In September 1998, Andrx agreed to sell 333,333 shares of Cybear common stock for $1,000 or the then current market value of $3.00 per share to Cybear's then Chairman of the Board. As of December 31, 1998, Andrx had sold 233,333 shares to Cybear's Chairman and in January 1999, Andrx sold the remaining 100,000 shares under this agreement. Accordingly, Gain on sale of Cybear shares in the Consolidated Statements of Income include $300 and $700, for the years ended December 31, 1999 and 1998, respectively, from these transactions.

(13)     Shareholders' Equity

         In June 1999, Watson exercised a warrant to acquire 1,348,400 shares of Andrx common stock at an exercise price of $2.23 which was issued to Watson in connection with the original investment in the Company in July 1994.

         In May 2000, Andrx completed an underwritten public offering of shares of common stock whereby Andrx sold 5,185,100 shares of common stock receiving net proceeds of $235,819 to be used for the expansion of manufacturing, research and development and administrative facilities, research and development for branded and bioequivalent products, acquisition of products, product candidates and/or companies, working capital requirements and other general corporate purposes.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

(14)          Stock Incentive Plans

         In September 2000, shareholders approved the Company's 2000 Stock Incentive Plan (the "2000 Plan") which allows for the issuance of up to 12,000,000 shares. Under the provisions of the 2000 Plan, the Company's Board of Directors or its Compensation Committee (the " Andrx Committee") is authorized to grant Andrx and Cybear stock options, to employees, consultants or advisors of the Company. The terms for, and exercise price at which any stock option may be awarded is to be determined by the Andrx Committee. Prior to the approval of the 2000 Plan, the Company operated under the 1993 Stock Incentive Plan, as amended, which allows for the issuance of up to 8,000,000 shares of Andrx common stock.

         In connection with the Reorganization, each Cybear stock option issued under the 1997 Cybear Stock Incentive Plan was automatically converted into an option to purchase 0.8842 shares of Cybear common stock under the 2000 Plan. Additionally, as provided by the Reorganization, similar to Andrx Corporation shareholders, Andrx Corporation option holders received 0.1489 options to acquire Cybear Group Common Shares for each option held in Andrx Corporation. Total Cybear Group options issued to Andrx Corporation option holders were 779,498 at $3.00 per share.

         As of December 31, 2000, approximately 9,500,000 options remain available for future grants under the 2000 Plan.

         The Company accounts for options granted to employees under the Plans in accordance with the provisions of APB Opinion No. 25. Each stock option has an exercise price equal to the market price on the date of grant, and accordingly, no compensation expense has been recorded for any employees stock option grants. On rare occasions, the Company may issue an insignificant amount of equity instruments to non-employees. No such options were granted for the years ended December 31, 2000 and 1999. Stock options issued to consultants for the year ended December 31, 1998 were accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as required by SFAS No. 123 and related interpretations. In instances where the fair value or the goods or services received is not reliably measurable, the measure is based upon the fair value of the equity instruments issued, and such value is amortized over the period for which services are provided. The fair value of equity instruments issued to consultants are valued using the Black-Scholes option pricing model.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         A summary of the plan activity is as follows:

         ANDRX GROUP COMMON STOCK


                                Outstanding                      Exercisable
                   ----------------------------------------- -------------------
                    Number of      Exercise Price per Share            Wtd. Avg.
                      Shares      --------------------------            Exercise
                   Under Option    Low      High   Wtd. Avg.   Shares     Price
                   ------------   ------   ------  ---------   ------  ---------

December 31, 1997    3,839,848    $ 0.75   $ 9.47   $ 3.21    1,996,900   $3.21
                                                             ==========   =====
Granted              2,121,000      6.19    10.08     8.16
Exercised             (545,172)     0.75     8.25     2.77
Forfeited             (250,784)     0.75    10.08     5.63
                    ----------

December 31, 1998    5,164,892      0.75    10.13     5.17    2,268,500   $5.17
                                                             ==========   =====
Granted              1,538,800      5.73    29.94    19.99
Exercised             (869,086)     0.75     9.72     4.11
Forfeited             (198,000)     1.80    29.94    10.41
                    ----------

December 31, 1999    5,636,606      0.75    30.07     9.19    2,518,056   $9.19
                                                             ==========   =====
Granted              1,760,900     29.25    85.00    55.33
Exercised           (1,153,121)     0.75    30.06     6.03
Forfeited             (279,000)     4.98    85.00    29.16
                    ----------

December 31, 2000    5,965,385    $ 1.62   $85.00   $22.49    2,492,535   $6.13
                    ==========    ======   ======   ======   ==========   =====

                                    Options Outstanding                                                Exercisable Options
                                    at December 31, 2000                                               at December 31, 2000
- --------------------------------------------------------------------------------------------    -----------------------------------
        Range of                 Number of           Weighted Avg.          Weighted Avg.                          Weighted Avg.
        Exercise                  Shares            Remaining Life            Exercise                               Exercise
         Prices                Under Option             (Years)                 Price              Shares              Price
- --------------------------    ----------------     ------------------     ------------------    -------------    ------------------
       $ 1.62  - $2.74               1,053,020                   3.48            $      1.84        1,021,020           $      1.82
       $ 2.99  - $7.10               1,020,875                   4.53                   5.81          816,175                  5.72
       $8.22   - $14.10              1,039,400                   4.86                   9.54          462,400                  9.05
       $16.62 - $23.81               1,045,250                   6.96                  18.81          136,600                 19.92
       $29.25 - $62.38               1,693,740                   8.39                  51.67           56,340                 32.97
       $77.73 - $85.00                 113,100                   9.72                  81.52               --                    --
                                     ---------                                                      ---------
                                     5,965,385                   6.02            $     22.49        2,492,535           $      6.13
                                     =========                   ====            ===========        =========           ===========

         The range of weighted average fair value per Andrx share as of the grant date was $21.93 to $67.90, $5.36 to $20.41 and $5.89 to $16.28, for stock options granted during the years ended December 31, 2000, 1999 and 1998, respectively.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         The fair market value of an Andrx option was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                Years Ended December 31,
                                              ---------------------------
                                                2000      1999      1998
                                              -------    -------   ------
Risk-free interest rate                           4.9%       6.4%     4.6%
Average life of options (years)                   5.6        6.0      5.1
Average volatility                                 85%        70%      99%
Dividend yield                                     --         --       --

         The following table summarizes the pro forma consolidated results of operations of Andrx as though the provisions of the fair value-based accounting method of SFAS No. 123 had been used in accounting for stock options:

                                                Years Ended December 31,
                                              ---------------------------
         ANDRX COMMON STOCK                     2000      1999      1998
                                              -------    -------   ------

Net income allocated to
  Andrx Group (including Cybear
  through September 6, 2000)   As reported    $66,873    $94,054   $8,394
                                              =======    =======   ======
                               Pro forma      $53,628    $86,969   $5,613
                                              =======    =======   ======
Basic net income per Andrx
  Group common share           As reported    $  0.99    $  1.52   $ 0.14
                                              =======    =======   ======
                               Pro forma      $  0.79    $  1.46   $ 0.10
                                              =======    =======   ======
Diluted net income per Andrx
  Group common share           As reported    $  0.95    $  1.45   $ 0.13
                                              =======    =======   ======
                               Pro forma      $  0.77    $  1.40   $ 0.09
                                              =======    =======   ======


         CYBEAR COMMON STOCK

                              Outstanding                   Exercisable
                  --------------------------------------- ------------------
                   Number of    Exercise Price per Share           Wtd. Avg.
                     Shares     ------------------------           Exercise
                  Under Option   Low     High   Wtd. Avg.  Shares    Price
                  ------------  -----   ------  --------- -------- ---------
September 7, 2000  1,489,998    $1.23   $18.72   $ 6.69    800,517   $ 6.93
                                                          ========   ======
Granted              312,550     0.75     0.75     0.75
Forfeited           (229,163)    1.23    16.00     6.19
                   ---------
December 31, 2000  1,573,385    $0.75   $18.72   $ 5.58    658,760   $ 8.18
                   =========    =====   ======   ======   ========   ======

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

                                  Options Outstanding at                                              Exercisable Options at
                                     December 31, 2000                                                  December 31, 2000
- --------------------------------------------------------------------------------------------     ---------------------------------
        Range of                 Number of           Weighted Avg.          Weighted Avg.                          Weighted Avg.
        Exercise                   Shares            Remaining Life           Exercise                               Exercise
         Prices                 Under Option            (Years)                 Price               Shares             Price
- --------------------------    -----------------    -------------------    ------------------     -------------    ----------------
       $0.75                           312,550             9.85                $  0.75                   --          $     --
       $1.23 - $15.50                1,032,269             6.49                   4.13              457,934              3.57
       $18.72                          228,566             8.46                  18.72              200,826             18.72
                                     ---------                                                      -------
       $0.75 - $18.72                1,573,385             7.44                $  5.58              658,760           $  8.19
                                     =========             ====                =======              =======           =======

         The weighted average fair value per Cybear share as of the grant date was $0.75 for stock options granted from September 7, 2000 through December 31, 2000.

         The fair market value of a Cybear option was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                        Period from September 7,
                                                       2000 through December 31,
                                                                  2000
                                                       -------------------------

Risk-free interest rate                                           5.9%
Average life of options (years)                                   5.0
Average volatility                                                215%
Dividend yield                                                     --

         The following table summarizes the pro forma consolidated results of operations of Cybear as though the provisions of the fair value-based accounting method of SFAS No. 123 had been used in accounting for stock options:

                                               For the period from
                                               September 7, 2000 to
                                                December 31, 2000
                                               -------------------------

Net loss allocated to Cybear
   Group (subsequent to
   September 6, 2000)         As reported        $      (8,341)
                                                 =============
                              Pro forma          $      (9,726)
                                                 =============
Basic and diluted net
   loss per Cybear Group
   common share               As reported        $       (0.55)
                                                 =============
                              Pro forma          $       (0.64)
                                                 =============

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

(15)     401 (k) Plan

         In February 1995, the Company adopted a 401(k) retirement plan covering substantially all of its employees. Monthly contributions to the retirement plan are made by the Company based upon the employees' contributions to the plan.

         On September 24, 1999, as a result of the Company's ownership in Cybear falling below 80% due to the June 1999 Cybear public offering, Cybear adopted the Cybear 401(k) retirement plan. The net assets related to Cybear employees in the Andrx 401(k) retirement plan were transferred to the Cybear 401(k) retirement plan.

         For the years ended December 31, 2000, 1999 and 1998, the Company contributed $534, $381 and $229 to the 401(k) retirement plans.

         In February 2001, as a result of the September 2000 Reorganization, whereby, among other things, Cybear became a wholly owned subsidiary of Andrx Corporation, the Cybear 401(k) Plan was merged with the Andrx 401(k) Plan.

(16)     Litigation

         Waxman-Hatch Patent Infringement Litigation

         There has been substantial litigation in the pharmaceutical, biomedical and biotechnology industries with respect to the manufacture, use and sale of new products that are the subject of patent rights. Most of the brand name controlled-release products for which the Company is developing bioequivalent versions are covered by one or more patents. Under the Drug Price Competition and Patent Restoration Act of 1984 (the "Waxman-Hatch Amendments"), when a drug developer files an ANDA for a bioequivalent drug, the developer must make a certification to the FDA as to whether the developer believes that an unexpired patent that has been listed with the FDA as covering the relevant brand-name product will be infringed by the developer's product. If the developer believes that its product does not infringe the brand product patent or that any such unexpired patent is invalid or unenforceable (a "Paragraph IV Certification"), the developer must send a Paragraph IV Certification to the patent holder, who may then initiate a legal challenge to the developer's Paragraph IV Certification 45 days from the Paragraph IV Certification, which will prevent the FDA from approving the ANDA, until the earlier of 30 months or when the infringement case is decided in favor of the developer. The developer of a bioequivalent product having the first ANDA containing a Paragraph IV Certification accepted for filing by the FDA, is awarded a 180-day period of marketing exclusivity against other companies that subsequently file ANDAs containing Paragraph IV Certifications for the same drug. The outcome of such litigation is difficult to predict because of the uncertainties inherent in patent litigation.

         In addition to the current patent infringement claims as described below, additional claims may be made by other pharmaceutical companies in connection with the Company's filing of other ANDAs or NDAs with the FDA. The Company evaluates the probability of patent infringement litigation with respect to each of its ANDA and NDA submissions on a case by case basis. Accordingly, the Company provides for the estimated Waxman-Hatch patent infringement litigation costs to final resolution of each case, as appropriate. Although the Company believes it has adequately provided for such matters based on currently available information, the Company may incur additional litigation costs in future years which may be material to the Company's consolidated results of operations and financial position.

         Cardizem CD Patent Infringement Litigation

         In connection with the ANDA filed for Andrx' bioequivalent version of Cardizem CD, Andrx certified to the FDA that its product did not infringe upon any of the patents listed as covering that brand name product and sent the required notices to the holders of each of those patents. In January 1996, Aventis commenced litigation in the United States District Court, Southern District of Florida, alleging that Andrx' product infringes upon one of the six patents listed as covering Cardizem CD.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         In September 1997, Andrx entered into the Stipulation in partial settlement with Aventis of the patent infringement litigation involving Cardizem CD in order to reduce the risks that both parties faced as the case was litigated to its conclusion. The Company agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against Aventis. Aventis agreed to compensate the Company for its lost profits, which were stipulated to be $100,000 per year, if Andrx ultimately prevailed in the litigation and to grant Andrx a license for their patents under certain conditions, including if the Company ultimately lost the litigation. Aventis also agreed to make non-refundable interim quarterly payments of $10,000 to the Company, beginning upon its receipt of final FDA approval for its bioequivalent version of Cardizem CD and continuing until the litigation was resolved or certain other events occurred. In July 1998, the Company received both final FDA marketing approval for its bioequivalent version of Cardizem CD and its first quarterly payment for $9,130 (prorated for the 84 days in the quarter ended September 30, 1998). For the year ended December 31, 1998, the Company received a total of $19,130 in interim Stipulation fees. In June 1999, the Aventis Litigation was settled and the lawsuit was dismissed with prejudice. On June 23, 1999, the Company commenced selling Cartia XT, its reformulated bioequivalent version of Cardizem CD. For the year ended December 31, 1999, the Company received pursuant to the Stipulation $70,733 in interim and final Stipulation fees from Aventis. Having been the first Company to have its ANDA with a Paragraph IV certification accepted as filed by the FDA related to Cardizem CD, the Company enjoyed 180 days of marketing exclusivity that expired on or about December 19, 1999.

         In January 2001, Biovail Corporation ("Biovail") through one of its subsidiaries acquired from Aventis the rights to Cardizem CD including Aventis' rights under the 1999 Stipulation. On January 19, 2001, the Company received a letter from Biovail's counsel, claiming that certain lots of the Company's generic version of Cardizem CD did not meet the safe-harbor dissolution values specified in the 1999 Stipulation and demanding that the non-conforming product, which according to Biovail constitutes a breach of the 1999 Stipulation, be removed from the market. In response, among other things, the Company, in February 2001 filed suit against Biovail in the United States District Court, Southern District of Florida, alleging (1) breach of contract, (2) violations of the Lanham Act and Florida's Deceptive and Unfair Practices Act, (3) tortious interference with business relationships, (4) common law unfair competition, (5) abuse of process and (6) declaratory judgment that the Company has not breached the 1999 Stipulation and that the Company's generic product does not infringe any of Biovail's patent rights.

         Biovail Antitrust Litigation

         In January, 1998, the Company filed an action in the United States District Court for the District of Columbia against the FDA, Biovail Corporation and F.H. Faulding & Co. ("Faulding") regarding the FDA's interpretation of certain provisions of the Waxman-Hatch Amendments. In May 1998, Biovail filed counterclaims against Andrx alleging that the 1997 Stipulation violated Sections 1 and 2 of the Sherman-Antitrust Act and seeking a declaratory judgment as to federal law as well as for alleged violations of state common law of unfair competition, tortious interference with prospective advantage and tortious interference with a contract. Biovail also sought injunctive relief and treble damages in an unspecified amount, plus interest, with respect to its federal law claims, and actual and punitive damages in unspecified amounts, plus interest, with respect to its common law claims. In July 1998, Andrx filed a motion to dismiss the Biovail counterclaims. In January 2000, that motion was granted, dismissing with prejudice the federal antitrust claims, and dismissing without prejudice the state law claims. On February 2, 2000, Biovail filed a motion for reconsideration and to vacate the order dismissing its counterclaims and four days later filed a notice of appeal to the United States Court of Appeals for the District of Columbia. On October 26, 2000 the District Court denied Biovail's motion to reconsider and to vacate the order dismissing the counterclaims and reconfirmed the dismissal. Biovail then appealed the order denying reconsideration and, by agreement of the parties, that appeal was consolidated with the pending appeal from the original order dismissing the counterclaims. Oral argument of the consolidated appeal was heard on February 12, 2001, at the conclusion of which the Court reserved decision.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         Purepac Litigation

         On March 7, 2000, Purepac Pharmaceutical Co. (a subsidiary of Faulding, "Purepac") filed suit against Andrx in the U.S. District Court for the Eastern District of Pennsylvania claiming patent infringement because of Andrx making, using, selling and/or offering Cartia XT which, according to Purepac, infringes a patent issued to Faulding on March 7, 2000, but now owned by Purepac and sought an injunction enjoining the sales of Cartia XT, damages in an amount no less than a reasonable royalty, treble damages for willful infringement and other relief. The letter also offered to license that patent to the Company. On May 2, 2000, the Company filed an answer to the complaint denying infringement and alleging certain affirmative defenses and a counterclaim for judgment declaring that the Company does not infringe and has not infringed any valid claim of the patent in suit and that such patent is invalid. Purepac then moved for partial summary judgment of literal infringement. On June 28, 2000, that motion was denied. On March 2, 2001 the parties settled the case. The settlement requires Purepac to terminate its suit with prejudice and prohibits Purepac from bringing future suits against Cartia XT involving the additional patents Purepac is in the process of obtaining.

         Putative Class Action Litigation

         Commencing in August 1998, a number of putative class and individual actions have been filed against Andrx Pharmaceuticals, Inc. ("Andrx Pharm") in either state or federal courts in Alabama, California, Florida, Illinois, Kansas, Michigan, Minnesota, New York, North Carolina, Tennessee, Wisconsin and the District of Columbia. In all of these suits, Hoechst Aktiengesellschaft and Aventis (collectively, the "Aventis Group") have been named as co-defendants. The complaint in each action alleges that Andrx Pharm and Aventis Group, by way of the Stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly have given Aventis Group and Andrx Pharm a near monopoly in the U.S. market for Cardizem CD and a bioequivalent version of that pharmaceutical product. According to the complaints, the monopoly possessed by the defendants enable Aventis Group to perpetuate its ability to fix the price of Cardizem CD at an artificially high price, free from generic competition, with the result that direct purchasers (such as pharmacies), as well as indirect purchasers (such as medical patients who have been issued prescriptions for Cardizem CD) are forced to overpay for the drug. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 1999, most of these class actions were consolidated for pretrial purposes in the United States District Court for the Eastern District of Michigan. In the consolidated proceeding, Aventis Group and Andrx Pharm filed motions to dismiss the complaints on various grounds and plaintiffs filed motions for partial summary judgment. On June 6, 2000, the United States District Court for the Eastern District of Michigan granted plaintiffs' motion for partial summary judgement against Andrx and Aventis in the pending punitive class actions. The District Court determined that the Stipulation the Company had entered into with Aventis relating to their Cardizem CD patent litigation constitutes a restraint of trade that is illegal per se under section 1 of the Sherman-Antitrust Act. On August 15, 2000, the District Court granted the Company's and Aventis' motions to certify two questions relating to this determination to the United States Court of Appeals for the Sixth Circuit. Thereafter, as required under Federal Rules of Appellate Procedure, the Company and Aventis filed motions requesting the appellate court to accept the appeal as certified by the District Court. On December 12, 2000, the appellate court granted the motions and set a briefing schedule for the parties. Meanwhile, on March 14, 2001, the District Court granted the motion of the Sherman Act Class Plaintiffs (i.e. direct purchasers of Cardizem CD) to certify the case as a class action on behalf of all persons or entities who directly purchased Cardizem CD from Aventis during a specified period.

         FTC Administrative Proceeding

          In March 2000, the FTC commenced an administrative proceeding against Aventis and the Company concerning the 1999 Stipulation, claiming it had reason to believe that the Stipulation had or may have had the capacity or the potential to be anti-competitive. The FTC stated it is not seeking any fines, penalties, disgorgement or any other monetary remedy in the proceeding. The Company and Aventis recently reached an agreement with the FTC staff concerning the terms of a proposed consent decree that has been submitted to the FTC commissioners for their approval. The decree will not become effective until such FTC approval has been obtained.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         Prilosec Patent Infringement Litigation

         In May 1998, Astra, Aktiebolaget Hassle, Astra Merck Enterprises Inc. and Astra Merck Inc. (collectively, the "Astra Group") filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of an ANDA filed by Andrx with the FDA for a bioequivalent version of Prilosec. Subsequently, another patent infringement suit was filed by the Astra Group against Andrx in the same Court after Andrx made a second Paragraph IV certification relative to a different strength of Prilosec. In September 1999, for pretrial purposes, both of these actions were consolidated in the U.S. District Court for the Southern District of New York with three other patent infringement suits initiated by the Astra Group relative to ANDAs submitted by other companies for bioequivalent versions of Prilosec. On February 26, 2001, the Court issued a scheduling order indicating that all pending motions would be ruled upon within the next sixty days and that a trial was set for June 11, 2001 (subsequently reset by the Court for May 28, 2001). The Company is taking steps to determine when it can proceed to trial and whether the trial will be in New York on May 28, 2001 or in Florida. In March 2001, the Astra Group listed four new patents in the FDA's Orange Book. Under protest and with full reservation of its right to challenge the validity of this new listing, Andrx made a Paragraph IV Certification that its bioequivalent version of Prilosec does not infringe any valid claims of the new patents.

         Tiazac Patent Infringement Litigation

         In October 1998, Biovail, Biovail Laboratories Inc. and Galephar Puerto Rico, Inc. (collectively, the "Biovail Group)filed suit against the Company in the U.S. District Court for the Southern District of Florida seeking an injunction enjoining Andrx from further infringing the subject patent and an order directing that the effective date of any FDA approval of Andrx' proposed bioequivalent version of Tiazac be no earlier than the expiration date of the subject patent. The Company responded to this claim by denying infringement, raising various other defenses, filing certain counterclaims against Biovail Group and by seeking a declaration that there has been no infringement and that the patent is invalid. On March 6, 2000, the Court entered an order that the Company's product does not infringe the Biovail Group patent. Biovail Group appealed that order to the United States Court of Appeals for the Federal Circuit. On February 13, 2001, the order was unanimously affirmed by the appellate court. In the interim, the Biovail Group listed a patent it recently acquired from a third party in the FDA's Orange Book. The Company believes this new patent was improperly listed in the FDA's Orange Book and has filed an action in the United States District Court for the Southern District of Florida against Biovail Group (and nominally the FDA) seeking, among other things, a preliminary and permanent injunction ordering Biovail Group to delist the patent from the FDA's Orange Book and enjoining the FDA from delaying approval of the Company's generic product for any reason relating to the new patent. On March 1, 2001, the Court denied the Company's motion for a preliminary injunction on the ground that the Court does not have subject matter jurisdiction over the claim brought by the Company against Biovail under the provisions of the Waxman-Hatch Amendments. Meanwhile, under protest and with full reservation of its right to continue to challenge the validity of Biovail Group's listing, the Company has certified to the FDA that the Company's generic version of Tiazac does not infringe any claims of the new patent.

         Naprelan Patent Infringement Litigation

         In October 1998, Elan Corporation, PLC ("Elan") filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of an ANDA filed by Andrx with the FDA for a bioequivalent version of Naprelan. Andrx responded to this claim by denying infringement, raising various other defenses, filing certain counterclaims against Elan and by seeking a declaration that there has been no infringement and that the patent is invalid. Elan seeks a judgment enjoining Andrx from further infringing the subject patent and ordering that the effective date of any FDA approval of Andrx' proposed bioequivalent version of Naprelan be no earlier than the expiration date of the patent. A trial of this case commenced on January 30, 2001, and, in terms of oral evidence and receiving documents in evidence, was completed on February 14, 2001. The parties have submitted proposed findings of fact and conclusions of law to the Court and expect to make final arguments before the Court in early May 2001.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         Wellbutrin SR and Zyban Patent Infringement Litigation

         In September 1999, Glaxo Wellcome PLC ("Glaxo") filed suit against the Company in the U.S. District Court for the Southern District of Florida claiming patent infringement because of the ANDAs filed by the Company with the FDA for bioequivalent versions of Wellbutrin SR and Zyban. The Company responded to this claim by denying infringement, raising various other defenses, filing certain counterclaims against Glaxo and by seeking a declaration that there has been no infringement and that the patent is invalid. Glaxo seeks an injunction enjoining Andrx fro further infringing the subject patents and orders directing that the effective date of any FDA approval of Andrx's proposed bioequivalent versions of Wellbutrin SR and Zyban to be no earlier than the expiration date of the subject patent. The case is currently scheduled to go to trial in July 2001.

         Depakote Patent Infringement Litigation

         In March 2000, Abbott Laboratories ("Abbott") filed suit against the Company and two of its subsidiaries in the United States District Court for the Northern District Court of Illinois, claiming infringement of two of its patents because of an ANDA filed by the Company with the FDA for a bioequivalent version of Depakote. Abbott also sued the Company on identical infringement claims filed in United States District Court for the Southern District of Florida and in the United States District Court for the Eastern District of Virginia. Subsequently, all infringement claims filed by Abbott against the Company were transferred to and consolidated for trial before the United States District Court for the Southern District of Florida. The Company responded to the claims by denying infringement, alleging certain affirmative defenses and counterclaiming that the two patents in suit are invalid. Abbott seeks an injunction enjoining Andrx from further infringing the subject patents and ordering that the effective date of any FDA approval of the Company's proposed bioequivalent versions of Depakote be no earlier than the expiration dates of the subject patents. Trial has been specially set to commence on November 2, 2001.

         Claritin D-24 Patent Infringement Litigation

         In March 2000, Schering Plough Corporation "Schering Plough") filed suit in the U.S. District Court for New Jersey claiming infringement of two of its patents because of an ANDA filed by the Company with the FDA for a bioequivalent version of Claritin D-24. The Company filed an answer denying infringement, raising various other defenses, filing certain counterclaims against Schering Plough and that the two patents are invalid and by seeking a declaration that there has been no infringement. The Court has ordered that all discovery be completed by September 14, 2001.

         Claritin Reditabs Patent Infringement Litigation

         In January 2001, Schering Plough filed suit in the U.S. District Court for New Jersey, claiming infringement of one of its patents because of an ANDA filed by the Company with the FDA for a bioequivalent version of Claritin Reditabs. Andrx responded to these claims by denying infringement, raising various other defenses, filing certain counterclaims and that the patent is invalid and is seeking a declaration that there has been no infringement.

         Procardia XL Patent Infringement Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA it filed for its bioequivalent version of Procardia XL. In November 2000, Bayer AG and Pfizer, Inc. filed suit in the U.S. District Court for the Southern District of Florida, claiming that Andrx's ANDA product infringed one of Bayer's patents. The suit was never served on Andrx and in March 2001 the suit was dismissed.

         Phentermine (Phen-Fen) Litigation

          In January 1999, Andrx was served with third party complaints filed against them by certain doctors and distributors who are defendants in various legal actions relating to the sale of phentermine by the Company and its usage as a diet drug when taken in combination with fenfluramine, commonly known as "phen-fen". The substance of the third party complaints is that the defendants are without fault with respect to the claims in those actions but, if they are found liable on any of those claims, then allegedly having obtained one or more of the drugs from Andrx, they are entitled to indemnification in an amount to pay and discharge any judgment entered against them in the putative class action together with costs, expenses and attorney fees. Andrx has never sold fenfluramine and believes that these claims are without merit.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         In November 1999, another phen-fen diet lawsuit was filed against Andrx in the Superior Court of New Jersey by (i) a husband, who claims to have obtained or purchased, either directly or indirectly, from Andrx and others, and thereafter ingested, phentermine, dexfenfluramine and fenfluramine, causing serious medical consequences, all to his financial detriment, and (ii) his wife, who, on behalf of herself and her two children, claims monetary damages arising from emotional distress to herself and her children, loss of spousal/paternal companionship and expenditure of money, time and care for her husband required by her husband's alleged injuries which are permanent and continuous in nature. Andrx has never sold dexfenfluramine or fenfluramine and believes that these claims, including any based solely on the use of phentermine, have no merit.

         The Company is being represented and defended in both of these lawsuits by counsel designated by the Company's insurer.

          Cybear SEC Investigation

         The Southeast Regional Office of the SEC commenced a formal private investigation of Cybear, primarily focusing on Cybear's revenue reporting and internal controls with respect to Cybearclub LC, the joint venture between Andrx and Cybear intended to promote the distribution of healthcare products through the Internet (see Note 19). The investigation followed an informal inquiry conducted by the SEC staff beginning late in the third quarter of 2000. Andrx and Cybear cooperated voluntarily with the SEC during the informal inquiry phase and thereafter continue to supply requested information to the SEC staff.

          Nicebid.com claim

          In June 2000, Cybear received a claim from Nicebid.com for damages allegedly incurred by Nicebid.com as a result of alleged breaches of an Internet commerce contract between Nicebid.com and Telegraph Consulting Corporation ("TCC"). Cybear acquired TCC in 1999. This matter has been submitted to arbitration. Cybear intends to vigorously defend against the claim.

         Other Litigation

         As of December 31, 2000, the Company was involved with other legal proceedings incidental to its business. Although it is not possible to predict the outcome of such proceedings, it is the opinion of management, based on the legal advice of counsel, that the ultimate outcome of those proceedings will not have any significant adverse effect on the Company's consolidated financial statements.

 (17)    Segments

         Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments are managed separately because of the fundamental difference in their operations or in the uniqueness of their product(s).

         The Company operates in four business segments:

o Anda Inc. ("Anda") markets and distributes generic pharmaceuticals manufactured by third parties through its in house telemarketing staff primarily to independent pharmacies, non-warehousing chains and physician offices. Anda includes the activity of Valmed, after the March 15, 2000 acquisition date. Anda operating results exclude participation in the sales of products developed and manufactured by Andrx Pharm.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

o Andrx Pharm researches and develops bioequivalent versions of selected controlled-release brand name pharmaceuticals utilizing its proprietary drug delivery technologies and manufactures and sells such products. The Andrx Pharm segment also includes the research and development of bioequivalent versions of specialty and niche pharmaceutical products.

o Aura Laboratories, Inc. ("Aura Labs") applies the proprietary drug delivery technologies developed by Andrx Pharm to the research and development of brand name controlled-release formulations of existing immediate-release and controlled-release drugs.

o Cybear is an information technology company that uses the Internet to improve the efficiency of clinical, administrative and communications tasks in the healthcare industry. Cybear is an Internet service provider, or ISP, and an application service provider, or ASP.

         The category "Corporate and Other" consists of corporate headquarters, including general and administrative expenses, interest income, income taxes and adjustments for minority interest.

                      ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)


         The Company evaluates the performance of the segments after all intercompany sales are eliminated. The allocation of income taxes is not evaluated at the segment level.

         The following table presents financial information by business segment:

                                                   As of and for the Year Ended December 31, 2000
                                  ------------------------------------------------------------------------------------
                                                 Andrx          Aura                        Corporate
                                    Anda         Pharm          Labs          Cybear         & Other      Consolidated
                                  ---------     ---------     ---------      ---------      ---------     ------------
Revenues                          $ 324,589     $ 176,378     $  14,018      $   5,046      $     (71)     $ 519,960
Income (loss) from operations        16,770       107,787        (4,078)       (25,144)       (13,351)        81,984
Interest income                          --            --            --          1,829         11,210         13,039
Interest expense                        767            --            --             --             --            767
Depreciation and amortization         2,610         2,484            65          4,035            376          9,570
Capital expenditures                  1,811        38,752           176          3,753             48         44,540
Total assets                        179,576       118,885           671         39,505        329,319        667,956


                                                   As of and for the Year Ended December 31, 1999
                                  ------------------------------------------------------------------------------------
                                                 Andrx          Aura                        Corporate
                                    Anda         Pharm          Labs          Cybear         & Other      Consolidated
                                  ---------     ---------     ---------      ---------      ---------     ------------
Revenues                          $ 262,321     $ 206,399     $   7,000      $     270      $      --      $ 475,990
Income (loss) from operations        20,010       151,073        (2,566)       (14,664)        (8,916)       144,937
Gain on sale of Cybear shares           643            --            --             --             --            643
Interest income                          --            --            --          1,282          2,321          3,603
Interest expense                      1,661            --            --            216           (216)         1,661
Depreciation and amortization         1,209         1,447            46          1,556            258          4,516
Capital expenditures                  6,960        13,009            44          2,149             71         22,233
Total assets                        123,494        45,623           134         53,068        135,635        357,954


                                                   As of and for the Year Ended December 31, 1998
                                  ------------------------------------------------------------------------------------
                                                 Andrx          Aura                        Corporate
                                    Anda         Pharm          Labs          Cybear         & Other      Consolidated
                                  ---------     ---------     ---------      ---------      ---------     ------------
Revenues                          $ 215,903     $  31,154     $      --      $      --      $      --      $ 247,057
Income (loss) from operations        10,698         9,428        (4,023)        (4,171)        (4,674)         7,258
Gain on sale of Cybear shares           700            --            --             --             --            700
Interest income                          --            --            --             --          1,064          1,064
Interest expense                        380            --            --            210           (210)           380
Depreciation and amortization           982         1,536            33            139            270          2,960
Capital expenditures                    833         4,572           145          2,341             95          7,986
Total assets                         68,735        29,989           136          3,332         19,006        121,198

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

(18)     Selected Quarterly Data (Unaudited)

                                                                        Year Ended December 31, 2000
                                                             -----------------------------------------------------
                                                             March 31,     June 30,    September 30,  December 31,
                                                             ---------     ---------   -------------- ------------
Total revenues                                               $ 115,478     $ 128,581     $ 132,246      $ 143,655
Research and development expenses                                8,211        10,483        14,646         13,329
Cybear Internet operating expenses                               7,171         5,826         9,196          3,640
Andrx Reorganization costs                                          --            --         2,098             --
Income from operations                                          25,350        24,878        12,180         19,576
Net income                                                      16,371        16,742        10,757         14,662
Net income allocated to Andrx Group (includes Cybear
   through September 6, 2000)                                   16,371        16,742        16,056         17,704
Basic net income per Andrx Group common share                     0.26          0.26          0.23           0.26
Diluted net income per Andrx Group common share                   0.25          0.25          0.22           0.25
Net loss allocated to Cybear Group (subsequent to
   September 6, 2000)                                               --            --        (5,299)        (3,042)
Basic and diluted net loss per Cybear Group common share            --            --         (0.35)         (0.20)



                                                                        Year Ended December 31, 1999
                                                             -----------------------------------------------------
                                                             March 31,     June 30,    September 30,  December 31,
                                                             ---------     ---------   -------------- ------------
Stipulation fees                                             $  10,000     $  60,733     $      --      $      --
Total revenues                                                  77,924       164,560       111,415        122,091
Income from operations                                           8,448        78,784        27,232         30,473
Net income (including Cybear)                                    6,944        48,880        17,827         20,403
Basic net income per Andrx Group common share                     0.11          0.80          0.28           0.33
Diluted net income per Andrx Group common share                   0.11          0.75          0.27           0.32

         Earnings per share are computed independently for each quarter presented. Therefore, the sum of the quarterly earnings (loss) per share for the years ended December 31, 2000 and 1999, may not equal the total computed for the year.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

(19)     Supplemental Group Financial Statements

         Holders of Andrx common stock and Cybear common stock have no specific rights to assets, operating results or cash flows of Andrx or Cybear as Andrx Corporation holds title to all its assets and is responsible for all of its liabilities, operating results and cash flows regardless of how it allocates assets and liabilities among the classes of common stock and are therefore subject to the risks of investing in the business, assets and liabilities of Andrx Corporation as a whole. For instance, the assets allocated to each class of common stock may be subject to Company-wide claims of creditors and stockholder litigation. Following are the separate supplemental consolidated financial statements for Andrx Group and Cybear Group.

         Andrx Group
         (representing Andrx Corporation and subsidiaries other than Cybear) Consolidated Balance Sheets

                                                                      December 31,
                                                                ---------------------
ASSETS                                                            2000         1999
                                                                --------     --------
Current assets
   Cash and cash equivalents                                    $111,131     $ 17,795
   Investments available-for-sale, at market value               208,977       64,791
   Accounts receivable, net of allowances of $6,971 in 2000
       and $6,423 in 1999                                         92,069       71,928
   Inventories                                                   101,219       78,771
   Deferred income tax assets, net                                18,968       18,442
   Prepaid and other current assets                               11,295        7,335
                                                                --------     --------

Total current assets                                             543,659      259,062

Property, plant and equipment, net                                71,433       34,748
Other assets, net                                                 13,961        8,297
                                                                --------     --------

Total assets                                                    $629,053     $302,107
                                                                ========     ========


LIABILITIES AND ANDRX GROUP EQUITY
Current liabilities
   Accounts payable                                             $ 69,551     $ 49,164
   Accrued liabilities                                            33,312       35,280
   Bank loan                                                          --       20,226
   Income taxes payable                                            3,944       15,730
                                                                --------     --------

Total current liabilities                                        106,807      120,400

Commitments and contingencies

Andrx Group equity                                               522,246      181,707
                                                                --------     --------

Total liabilities and Andrx Group equity                        $629,053     $302,107
                                                                ========     ========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         Andrx Group
         (representing Andrx Corporation and subsidiaries other than Cybear) Consolidated Statements of Income

                                             Years Ended December 31,
                                        -----------------------------------
                                          2000         1999         1998
                                        ---------    ---------    ---------

Revenues
  Distributed products                  $ 324,591    $ 262,321    $ 215,903
  Manufactured products                   175,428      134,796       11,472
  Stipulation fees                             --       70,733       19,130
  Licensing fees                           14,966        7,870          552
                                        ---------    ---------    ---------

Total revenues                            514,985      475,720      247,057
                                        ---------    ---------    ---------

Operating expenses
  Cost of goods sold                      297,218      235,269      188,226
  Selling, general and administrative      61,901       55,266       30,646
  Research and development                 46,669       25,697       16,837
  Reorganization costs                      2,098           --           --
                                        ---------    ---------    ---------

Total operating expenses                  407,886      316,232      235,709
                                        ---------    ---------    ---------

Income from operations                    107,099      159,488       11,348

Other income (expense)
  Interest income                          11,210        2,321        1,064
  Interest expense                           (767)      (1,661)        (380)
                                        ---------    ---------    ---------

Income before income taxes                117,542      160,148       12,032

Income taxes                               39,870       58,229        2,233
                                        ---------    ---------    ---------

Net income                              $  77,672    $ 101,919    $   9,799
                                        =========    =========    =========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

     Andrx Group
     (representing Andrx Corporation and subsidiaries other than Cybear) Consolidated Statements of Group Equity

                                                                   Andrx Group   Comprehensive
                                                                      Equity        Income
                                                                   -----------   ---- --------
Balance, December 31, 1997                                          $  50,623

Allocation of Andrx common stock issued
   in connection with exercises of warrants and options                 2,836

Allocation of income tax benefits related to exercises
   of Andrx stock options                                                  67

Allocation of Andrx options granted to consultants                        433

Allocation of unrealized loss on investments available-for-sale           (38)     $     (38)

Net income allocated to Andrx Group                                     9,799          9,799
                                                                    ---------      ---------

Comprehensive income                                                               $   9,761
                                                                                   =========

Balance, December 31, 1998                                             63,720


Allocation of Andrx common stock issued
   in connection with exercises of warrants and options                 6,683

Allocation of income tax benefits related to
   exercises of Andrx stock options                                     9,368

Allocation of Andrx options granted to consultants
                                                                           10

Allocation of unrealized gain on investments
   available-for-sale, net of income taxes of $13                           7      $       7

Net income allocated to Andrx Group                                   101,919        101,919
                                                                    ---------      ---------

Comprehensive income                                                               $ 101,926
                                                                                   =========

Balance, December 31, 1999                                            181,707


Allocation of Andrx common stock issued in
   connection with equity offering                                    235,819

Allocation of Andrx common stock issued
   in connection with exercises of warrants and options                 6,959

Allocation of income tax benefits related to exercises
   of Andrx common stock                                               19,870

Allocation of unrealized gain on investments
   available-for-sale, net of income taxes of $115                        219      $     219

Net income allocated to Andrx Group                                    77,672         77,672
                                                                    ---------      ---------

Comprehensive income                                                               $  77,891
                                                                                   =========

Balance December 31, 2000                                           $ 522,246
                                                                    =========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

     Andrx Group
     (representing Andrx Corporation and subsidiaries other than Cybear) Consolidated Statements of Cash Flows

                                                                           Years Ended December 31,
                                                                     -----------------------------------
                                                                       2000         1999          1998
                                                                     ---------    ---------    ---------
Cash flows from operating activities
Net income                                                           $  77,672    $ 101,919    $   9,799
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                        5,716        3,575        2,837
    Provision for doubtful accounts                                        548        3,897          940
    Income tax benefits related to exercises of stock options           19,870        9,368           67
    Options granted to consultants                                          --           10          433
    Deferred income tax benefits                                        (3,818)     (18,442)          --
    Changes in operating assets and liabilities:
        Accounts receivable                                            (15,098)     (42,013)     (12,119)
        Inventories                                                    (18,286)     (36,434)     (16,436)
        Prepaid and other assets                                          (721)     (12,621)        (523)
        Accounts payable and accrued liabilities                        12,957       34,948       11,770
        Income taxes                                                   (7,968)      15,675           55
                                                                     ---------    ---------    ---------

Net cash provided by (used in) operating activities                     70,872       59,882       (3,177)
                                                                     ---------    ---------    ---------
Cash flows from investing activities:
  Maturity (purchases) of investments available-for-sale, net         (144,186)     (59,158)      13,247
  Purchases of property, plant and equipment                           (40,707)     (20,348)      (5,645)
  Acquisition of Valmed Pharmaceutical, Inc., net of cash acquired     (15,195)          --           --
                                                                     ---------    ---------    ---------

Net cash provided by (used in) investing activities                   (200,088)     (79,506)       7,602
                                                                     ---------    ---------    ---------

Cash flows from financing activities
  Net proceeds from Andrx public share offering                        235,819           --           --
  Proceeds from the issuance of shares of Andrx common stock from
   exercises of stock options and warrants                               6,959        6,683        2,836
  Net borrowings (repayments) under bank loan                          (20,226)      16,119        3,569
                                                                     ---------    ---------    ---------

Net cash provided by financing activities                              222,552       22,802        6,405
                                                                     ---------    ---------    ---------

Net increase in cash and cash equivalents                               93,336        3,178       10,830

Cash and cash equivalents, beginning of year                            17,795       14,617        3,787
                                                                     ---------    ---------    ---------

Cash and cash equivalents, end of year                               $ 111,131    $  17,795    $  14,617
                                                                     =========    =========    =========


Supplemental disclosure of cash paid during the year for:

Interest                                                             $     767    $   1,661    $     380
                                                                     =========    =========    =========

Income taxes                                                         $  32,440    $  48,790    $     210
                                                                     =========    =========    =========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

     Cybear Group
     (representing Cybear Inc. and its subsidiaries)
     Consolidated Balance Sheets

                                                                  December 31,
                                                                -----------------
                                                                 2000      1999
                                                                -------   -------
ASSETS
Current Assets
   Cash and cash equivalents                                    $ 4,478   $11,922
   Investments available-for-sale, at market value               12,223    26,072
   Accounts receivable, net of allowances $106 in 2000 and $3
    in 1999                                                         891       104

   Convertible note receivable                                       --     3,000

   Prepaid and other current assets                                 550     1,382
                                                                -------   -------
        Total current assets                                     18,142    42,480


Property and equipment, net                                       6,340     5,126

Goodwill and other intangibles, net                              14,661     3,819

Other assets, net                                                   362     1,643
                                                                -------   -------
        Total assets                                            $39,505   $53,068
                                                                =======   =======

LIABILITIES AND CYBEAR GROUP EQUITY
Current liabilities

  Accounts payable                                              $   950   $ 2,699

  Accounts payable to Andrx                                         602        59

  Accrued liabilities                                               402       332
                                                                -------   -------
        Total current liabilities                                 1,954     3,090

Commitments and contingencies

Cybear Group equity                                              37,551    49,978
                                                                -------   -------

        Total liabilities and Cybear Group equity               $39,505   $53,068
                                                                =======   =======

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

     Cybear Group
     (representing Cybear Inc. and its subsidiaries)
     Consolidated Statements of Operations

                                                      Years Ended December 31,
                                                  --------------------------------
                                                    2000        1999        1998
                                                  --------    --------    --------
Revenues
  Cybearclub LC Internet product sales            $  1,483    $     81    $     --
  Cybearclub LC telemarketing product sales          2,715          --          --
  Other product sales                                  321          --          --
  Web development, hosting and other services          366         102          --
  Subscription                                         161          87          --
                                                  --------    --------    --------


Total revenues                                       5,046         270          --
                                                  --------    --------    --------

Operating expenses
  Cost of goods sold                                 4,257          77          --
  Network operations and operations support          4,501       2,972         643
  Product development                                3,774       3,058       1,717
  Selling, general and administrative                8,399       7,271       1,672
  Depreciation and amortization                      4,035       1,556         139
  Merger costs  and other non-recurring charges      5,224          --          --
                                                  --------    --------    --------

Total operating expenses                            30,190      14,934       4,171
                                                  --------    --------    --------

Loss from operations                               (25,144)    (14,664)     (4,171)

Other income (expense)
  Interest income                                    1,829       1,282          --
  Interest expense on advances from Andrx               --        (216)       (210)
                                                  --------    --------    --------

Loss before income taxes                           (23,315)    (13,598)     (4,381)

Income tax benefit allocated from Andrx                 --       2,824       1,900
                                                  --------    --------    --------

Net loss                                          $(23,315)   $(10,774)   $ (2,481)
                                                  ========    ========    ========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         Cybear Group
         (representing Cybear Inc. and its subsidiaries)
         Consolidated Statements of Group Equity

                                                                                           Cybear Group    Comprehensive
                                                                                         Equity (Deficit)       Loss
                                                                                         ----------------  -------------
Balance, December 31, 1997                                                                   $ (1,014)
Conversion of Due to Andrx upon
    consummation of Merger with 1997 Corp.                                                      3,012
Allocation of Cybear options granted to consultants                                                16
Net loss allocated to Cybear                                                                   (2,481)        $ (2,481)
                                                                                                              --------
Comprehensive income                                                                                          $ (2,481)
                                                                                                              ========
                                                                                             --------
Balance, December 31, 1998                                                                       (467)


Allocation of Cybear public offering                                                           50,778
Conversion of Due to Andrx upon consummation of Cybear public offering                          7,446
Allocation of acquisition of Telegraph Consulting Corporation                                   2,771
Allocation of  Cybear common stock issued in connection with exercises of warrants                169
Allocation of Cybear options granted to consultants                                               155
Allocation of unrealized loss on investments available-for-sale                                  (100)        $   (100)
Net loss allocated to Cybear                                                                  (10,774)         (10,774)
                                                                                                              --------
Comprehensive income                                                                                          $(10,874)
                                                                                                              ========
                                                                                             --------
Balance, December 31, 1999                                                                     49,978

Allocation of equity in connection with the Reorganization                                      9,411
Allocation of employee Cybear options as a result of the Reorganization                         1,053
Allocation of exercises of  Cybear common stock issued in connection with exercises of
  options                                                                                         322
Allocation of unrealized gain on investments available-for-sale                                   102         $    102
Net loss allocated to Cybear                                                                  (23,315)         (23,315)
                                                                                                              --------
Comprehensive income                                                                                          $(23,213)
                                                                                                              ========
                                                                                             --------
Balance, December 31, 2000                                                                   $ 37,551
                                                                                             ========


                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         Cybear Group
         (representing Cybear Inc. and its subsidiaries)
         Consolidated Statements of Cash Flows

                                                                                   Years ended December 31,
                                                                               --------------------------------
                                                                                 2000        1999        1998
                                                                               --------    --------    --------
Cash flows from operating activities
  Net loss                                                                     $(23,315)   $(10,774)   $ (2,481)
  Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization                                                  4,035       1,556         139
   Other non-cash charges                                                           925          36         160
   Non-cash net charge related to AHT Corporation note receivable                 2,000          --          --
   Changes in operating assets and liabilities
     Accounts receivable, net                                                      (747)        320        (366)
     Prepaid and other assets                                                       730      (2,495)       (152)
     Accounts payable and accrued liabilities                                      (637)      1,549       1,314
                                                                               --------    --------    --------
Net cash used in operating activities                                           (17,009)     (9,808)     (1,386)
                                                                               --------    --------    --------
Cash flows from investing activities
  Maturities (purchases) of investments available-for-sale, net                  13,952     (26,172)         --
  Repayment (funding) of convertible note receivable                              3,000      (3,000)         --
  Purchases of property and equipment                                            (3,753)     (2,149)     (2,341)
  Change in other assets                                                            (81)       (140)       (358)
  Purchase of software licenses                                                      --      (1,603)         --
  Acquisition of Telegraph Consulting Corporation                                    --      (1,181)         --
  Cash flow related to AHT Corporation note receivable and investment            (3,875)         --          --
                                                                               --------    --------    --------
Net cash provided by (used in) investing activities                               9,243     (34,245)     (2,699)
                                                                               --------    --------    --------
Cash flows from financing activities
  Proceeds from exercises of stock options                                          322         169          --
  Proceeds from issuance of shares of common stock                                   --      50,778          --
  Repayment of bank loan                                                             --        (136)         --
  Advances from Andrx, net of Andrx utilization
    of Cybear's income tax attributes                                                --       5,160       4,088
                                                                               --------    --------    --------
Net cash provided by financing activities                                           322      55,971       4,088
                                                                               --------    --------    --------
Net increase (decrease) in cash and cash equivalents                             (7,444)     11,918           3
Cash and cash equivalents, beginning of year                                     11,922           4           1
                                                                               --------    --------    --------
Cash and cash equivalents, end of year                                         $  4,478    $ 11,922    $      4
                                                                               ========    ========    ========
Supplemental disclosure of non-cash investing and financing activities:
   Purchase of Cybear minority interest by Andrx                               $ 10,444    $     --    $     --
                                                                               ========    ========    ========
   Conversion of due to Andrx into shares of Cybear common stock               $     --    $  7,446    $     --
                                                                               ========    ========    ========
   Conversion of due to Andrx into Cybear Group equity                         $     --    $     --    $  3,012
                                                                               ========    ========    ========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

         Related Intergroup Transactions

         Certain significant transactions between the groups, which are eliminated in consolidation, are as follows:

                  Subscription fees

         In September 1999, Cybear provided subscriptions to its Physician Practice Portal product to certain customers of Andrx at a standard monthly rate. Andrx paid for such subscription services on behalf of its customers. Revenues generated from such services were $19 for the year ended December 31, 1999.

                  Cybearclub LC

      In August 1999, Cybear commenced the Cybearclub LC joint venture ("Cybearclub") with Andrx intended to distribute healthcare products to physician offices through the Internet. Capital contributions to, distributions from and net income or loss generated by Cybearclub are allocated in proportion to Cybear's and Andrx' interests in the joint venture. Such interests are 55% to Cybear and 45% to Andrx. Cybearclub is managed by and under the direction of a management committee comprised of five members. Three members are appointed by Cybear and two members are appointed by Andrx. Based on its majority ownership and majority representation on the management committee of Cybearclub, Cybear controls Cybearclub. Accordingly, Cybear consolidates the accounts of Cybearclub and Andrx utilizes the equity method of accounting for its investment in Cybearclub.

      To help achieve Cybearclub's objective of having physician offices purchase products through the Internet, Cybearclub initiated a dual strategy of using Andrx telemarketers to induce physician offices, including Andrx physician customers, to begin placing orders with Cybearclub, and to then transition those physician offices from being purchasers who place their orders with a telemarketer into customers who place orders directly through the Internet.

      Accordingly, through October 8, 2000, revenues reported by Cybearclub consisted of transition revenues procured by Andrx telemarketers as well as revenues derived from orders placed by physician offices over the Internet. As a result of an amendment to the joint venture agreement, beginning October 9, 2000, Cybearclub revenues consisted solely of Internet product sales from orders entered by physician offices over the Internet. Accordingly, effective October 9, 2000, any orders not entered by physician offices over the Internet were recognized as revenues by Andrx and not by Cybearclub.

         Through Cybearclub, Cybear generated $4,198 in revenues for 2000 as compared to $81 in 1999. Cybearclub 2000 revenues of $4,198, consist of (i) physician Internet sales reported as Cybearclub LC Internet product sales of $1,483 and (ii) orders procured by Andrx telemarketers and entered by Cybear employees over the Internet (i.e. transition revenues) through October 8, 2000, reported as Cybearclub LC telemarketing product sales of $2,715.

         For the year ended December 31, 1999 and through the first quarter of 2000, as originally reported by Cybear, all Cybearclub product sales were reported as E-commerce sales. In the second quarter of 2000, Cybear further changed its presentation from E-commerce sales to Cybearclub LC sales and in the third quarter of 2000, Cybear further changed its presentation to Cybearclub LC Internet product sales (i.e. physician office Internet orders) and Cybearclub LC telemarketing product sales (i.e. telemarketing orders entered over the Internet on behalf of physician customers by Cybear employees). Cybear is presenting 1999 E-commerce products sales as Cybearclub LC Internet product sales of $81 although Cybear's systems at that time did not permit such classification to be fully verified.

         As part of its operations, Andrx purchases products from outside vendors and distributes them to pharmacies and physicians who it generally contacts through telemarketers. In connection with Cybearclub, Andrx sells some of those products to Cybearclub at cost and charges Cybearclub for certain fulfillment and back office operations such as purchasing, warehousing and distribution, as well as customer service and telemarketing activities. Under the joint venture agreement negotiated by the parties, such services were charged at a rate of 6% of gross sales for the year ended December 31, 2000 and 10% of gross sales for the year ended December 31, 1999. The current rate of 6% could increase if Cybearclub achieves certain quarterly gross sales levels. For the years ended December 31, 2000 and 1999, Andrx charged Cybearclub $279 and $8, respectively, for the services it provided.

         Cybearclub operating results were net losses of $43 and $17 in 2000 and 1999, respectively, for which Cybear recorded Andrx minority interest of $19 and $8, respectively.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
             (in thousands, except for share and per share amounts)

                  Banner Advertisements

         Beginning in July 2000, Cybear developed banner advertisements for certain Andrx customers and provided such Andrx customers with advertising on its dr.cybear website. Andrx paid Cybear for such services. Cybear recorded $72 as Web development, hosting and other services revenue for the year ended December 31, 2000 for such services. Management believes that the amounts billed for these services approximate fair market value.

                  Management Services

         Cybear and Andrx have a corporate services agreement whereby Andrx provides Cybear with various management services. For the years ended December 31, 2000, 1999 and 1998, Cybear incurred amounts for these services based upon mutually agreed upon allocation methods. Management believes that the amounts incurred for these services approximate fair market value. Costs for such services were $120 for each of the years ended December 31, 2000, 1999 and 1998.

                  Accounts Payable

         Accounts payable to Andrx in Cybear Group's consolidated balance sheets, represents amounts payable to Andrx for the purchase of the products sold by Cybear and services provided by Andrx.

                  Tax Sharing Agreement

         Andrx and Cybear have entered into a tax sharing agreement, as supplemented, in connection with the Reorganization in September 2000 (see Note
10).

(20)     Subsequent Events

         On January 10, 2001, Andrx announced a stock for stock merger, wherein Mediconsult.com, Inc. ("Mediconsult") will become a part of Cybear Group. Mediconsult includes Physicians' Online (POL), a leading physician Internet portal, as well as eMedEd, Mediconsult's on-line medical education service for physicians. In addition to these services, physicians use Mediconsult to provide on-line information to their patients through Mediconsult's MyDoctor.com service. The agreement is contingent upon the consummation of certain agreements that will restructure certain of Mediconsult's existing debt and otherwise reduce much of Mediconsult's operating losses. The acquisition will be accounted for using the purchase method of accounting. The transaction is subject to certain closing conditions, and is expected to be completed in the second quarter of 2001.

         On February 12, 2001, Andrx announced that it has entered into a definitive agreement with Medeva Pharmaceuticals Manufacturing, Inc. ("Medeva") to acquire substantially all of the assets of Armstrong Pharmaceuticals, a Medeva division based in West Roxbury, Massachusetts which manufactures pharmaceutical aerosols, principally metered dose inhalers ("MDIs") and holds an ANDA for Albuterol MDIs. The purchase price is $18,000 in cash, subject to various closing adjustments and closing conditions. The acquisition will be accounted for using the purchase method of accounting. The transaction is subject to certain closing conditions, and is expected to be completed in late March 2001.

         In March 2001, Andrx agreed to furnish Cybear with a $12,000 line of credit. The line of credit provides Cybear with the ability to begin drawing cash once Cybear's cash balance falls below $3,000. Drawings will be subject to certain covenants, will bear interest at a rate equal to prime plus 1% or Andrx' cost of borrowing, whichever is greater, and shall be payable upon the expiration of the line of credit on March 31, 2004.

         In March 2001, Health Canada, Canada's health regulatory authority, approved the sale of Andrx's bioequivalent version of Cardizem CD in Canada and Rhoxalpharma, Inc., Andrx' licensee under a December 1997 agreement, commenced the sale of this product.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

         Information regarding directors appearing under the caption "Election of Directors" in the Andrx Proxy Statement for the 2001 Annual Meeting of Stockholders is hereby incorporated by reference.

         Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION.

         Information appearing under the captions "Executive Compensation" in the Andrx 2001 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Beneficial Ownership" in the Andrx 2001 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain related transactions appearing under the caption "Certain Transactions" in the Andrx 2001 Proxy Statement is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A)      Documents Filed as Part of this Report

                  (1) Reference is made to the Index to Financial Statements included in Part II, Item 8 of this Report.

                  (2)      Financial Statement Schedules

                           Not Applicable

         All other schedules for which provision is made in applicable regulations of the SEC are omitted because they are not applicable or the required information is in the Consolidated Financial Statements or notes thereto.

                  (3)      Exhibits

     EXHIBIT NO.                        DESCRIPTION
     -----------                        -----------
         2.2 Agreement and Plan of Merger and Reorganization dated March 23, 2000 by and among Andrx Corporation, Cybear, Inc., New Andrx Corporation, Andrx Acquisition Corp., and Cybear Acquisition Corp(10)

         3.1 Form of Registrant's Amended and Restated Certificate of Incorporation(11)

         3.2      Form of Registrant's Amended and Restated Bylaws(12)

         4.1 Specimen Certificate of Andrx Corporation - Andrx Group Common Stock(13)

         4.2 Specimen Certificate of Andrx Corporation - Cybear Group Common Stock(13)

         10.1     Form of Stock Incentive Plan, as amended(1)*

         10.2     Intentionally Deleted

         10.3     Intentionally Deleted

         10.4     Intentionally Deleted

         10.5     Intentionally Deleted

         10.6     Royalty Agreement between the Registrant and Chih-Ming J.
                  Chen(1)*

         10.7 Form of Indemnification Agreement between the Registrant and its officers and directors(1)*

         10.8 Development and License Agreement dated as of June 28, 1993 by and between Zenith Laboratories, Inc. and the Registrant(1)(3)

         10.9 Technical Transfer Agreement dated as of July 30, 1993 by and between Yung Shin Pharmaceutical Ind. Co. Ltd. and the Registrant(1)(3)

         10.11 Development and License Agreement dated as of November 10, 1993 by and between Mylan Pharmaceuticals, Inc. and the Registrant(1)(3)

         10.12 Development and License Agreement dated as of December 7, 1993 by and between Circa Pharmaceuticals, Inc. and the Registrant(1)(3)

         10.13 Development and License Agreement dated as of January 17, 1994 by and between Purzer Pharmaceutical Co., Ltd. and the Registrant(1)(3)

     EXHIBIT NO.                        DESCRIPTION
     -----------                        -----------
         10.14 Lease Agreement relating to premises located at 4001 SW 47th Avenue, Ft. Lauderdale, Florida(1)

         10.15 Lease Agreement related to premises located at 4011 SW 47th Avenue, Ft. Lauderdale, Florida(1)

         10.16 Lease Agreement relating to premises located at 3436 University Drive, Davie, Florida(1)

         10.17 Loan and Security Agreement by and between Congress Financial Corporation (Florida) and the Registrant, as amended(1)

         10.18 ANCIRC General Partnership Agreement between Circa Pharmaceuticals, Inc. and the Registrant, as amended(1)

         10.19 Research and Development Services Agreement dated as of July 8, 1994 by and between ANCIRC and the Registrant, as amended(1)

         10.20 Manufacturing and Regulatory Approval Agreement dated as of July 8, 1994 by and between Circa Pharmaceuticals, Inc. and ANCIRC, as amended(1)

         10.21 Distribution and Marketing Agreement dated as of July 8, 1994 between ANCIRC and the Registrant, as amended(1)

         10.22 Patent and Know How License Agreement dated as of July 8, 1994 between ANCIRC and the Registrant, as amended(1)

         10.23 Patent and Know How License Agreement dated as of July 8, 1994 between Circa Pharmaceuticals, Inc. and ANCIRC, as amended(1)

         10.24 Securities Purchase Agreement dated as of July 8, 1994 between the Registrant and Circa Pharmaceuticals, Inc.(1)

         10.25 Securities Purchase Agreement dated as of August 17, 1995 between the Registrant and Circa Pharmaceuticals, Inc.(1)

         10.26 Securities Purchase Agreement dated as of October 30, 1995 between the Registrant and Circa Pharmaceuticals, Inc.(1)

         10.27 Development Agreement between Sepracor, Inc. and the Registrant(1)(3)

         10.28 Sixth Amendment to the Loan and Security Agreement by and between Congress Financial Corporation (Florida) and Registrant(4)

         10.29 Employment Agreement between the Registrant and Angelo C. Malahias(5)*

         10.30 First Amendment to Lease Agreement relating to the premises located at 3436 University Drive, Davie, Florida(5)

         10.31 Third Addendum to Lease between the Registrant and New Town Commerce Centre, Ltd., relating to the premises at 4011 S.W. 47th Avenue, Davie, Florida(6)

         10.32 Fourth Addendum to Lease between the Registrant and New Town Commerce Centre, Ltd., relating to the premises at 4011 S.W. 47th Avenue, Davie, Florida(6)

     EXHIBIT NO.                        DESCRIPTION
     -----------                        -----------
         10.33 Fifth Addendum to Lease between the Registrant and New Town Commerce Centre, Ltd., relating to the premises at 4011 S.W. 47th Avenue, Davie, Florida(6)

         10.34 Lease by and between Registrant and New Town Commerce Center, Ltd., relating to the premises located at 4111 S.W. 47th Avenue, Davie, Florida(6)

         10.35 Amendment to Royalty Agreement between the Registrant and Chih-Ming J. Chen, Ph.D.(7)

         10.36 Lease Agreement relating to premises located at 500 Blue Lake Drive, Boca Raton, Florida(7)

         10.37 Lease Agreement relating to premises located at 2915 Weston Road, Weston, Florida(7)

         10.38 Product Distribution, Development and Licensing Agreement between Geneva Pharmaceuticals, Inc., the Global Generics Sector of Norvartis AG and the Registrant.(3)(8)

         10.39 Lease Agreement relating to premises located at 180 Passaic Avenue, Fairfield, New Jersey(9)

         10.40 Lease Agreement relating to premises located at 5000 Blue Lake Drive, Suite 200, Boca Raton, Florida(9)

         10.41 Second Amendment to Lease Agreement relating to premises located at 5000 Blue Lake Drive, Suite 200, Boca Raton, Florida(9)

         10.42    2000 Stock Option Plan(11)*

         10.43    Intentionally omitted

         10.44    Intentionally omitted

         10.45    Tax Sharing Agreement(12)

         10.46    Intentionally omitted

         10.47    Intentionally omitted

         10.48    Intentionally omitted

         10.49    Intentionally omitted

         10.50 Lease Agreement Relating to Premises located at 4491 South State Road 7, Suite #700, Ft. Lauderdale, Florida 33314(2)

         10.51 Second Amendment to General Partnership Agreement regarding ANCIRC(2)

         10.52    CARAN General Partnership Agreement(2)

         10.53 Lease Agreement Relating to Premises located at 2945 West Corporate Lakes Boulevard, Weston, Florida(2)

     EXHIBIT NO.                        DESCRIPTION
     -----------                        -----------
         10.54    Amendment to Tax Sharing Agreement(2)

         10.55 Lease Agreement Relating to Premises located at 3040 Universal Boulevard, Suite #150, Weston, Florida(2)

         21.1     Subsidiaries of the Registrant(2)

         23.2     Consent of Arthur Andersen LLP(2)

- -----------------------

          *       Management Compensation Plan or arrangement.

         (1) Filed as an exhibit of the same number to Andrx Corporation's Registration Statement on Form S-1 (File No. 333-03614) and incorporated herein by reference.

         (2)      Filed herewith.

         (3) A request for confidential treatment pursuant to Rule 406 under the Securities Act has been made and granted for certain portions of this exhibit.

         (4) Filed as an exhibit of the same number in Andrx Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference.

         (5) Filed as an exhibit of the same number in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

         (6) Filed as an exhibit of the same number in Andrx Corporation's Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

         (7) Filed as an exhibit of the same number in the Andrx Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1998 and incorporated herein by reference.

         (8) Filed as an exhibit of the same number in the Andrx Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1999 and incorporated herein by reference.

         (9) Filed as an exhibit to Cybear Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

         (10) Filed as an exhibit of the same number in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

         (11) Filed as Annex C to Andrx Corporation's Registration Statement on Form S-4 (File No. 333-54926).

         (12) Filed as an exhibit of the same number to Andrx Corporation's Registration Statement on Form S-4 (File No. 333-38226).

         (13) Filed as an exhibit of the same number to Andrx Corporation's Form 8-A12G.

         (14) Filed as an exhibit of the same number to Andrx Corporation's Registration Statement on Form S-4 (File No. 333-54926).

         (B)      Reports on Form 8-K

         None

         (C)      Item 601 Exhibits

         The exhibits required by Item 601 of Regulation S-K are set forth in
(A)(3) above

         (D)      Financial Statement Schedules

         The Financial Statement Schedules required by Regulation S-K are set forth in (A)(2) above

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ANDRX CORPORATION


                         By:      /s/ Alan P. Cohen
                            ------------------------------------------------
                                  Alan P. Cohen
                                  Co-Chairman and Chief Executive Officer

                         By:      /s/ Angelo C. Malahias
                            ------------------------------------------------
                                  Angelo C. Malahias
                                  Vice President and Chief Financial Officer

Date:  March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURES                TITLE                       DATE
               ----------                -----                       ----

/s/ Alan P. Cohen               Co-Chairman, Chief Executive      March 30, 2001
- ---------------------------     Officer and Director
Alan P. Cohen                   (Principal Executive Officer)

/s/ Chih-Ming J. Chen, Ph.D.    Co-Chairman,                      March 30, 2001
- ----------------------------    Chief Scientific Office
Chi-Ming J. Chen, Ph.D.         and Director

/s/ Elliot F. Hahn, Ph.D.       President and Director            March 30, 2001
- ---------------------------
Elliot F. Hahn, Ph.D.

/s/ Angelo C. Malahias          Vice President and                March 30, 2001
- ---------------------------     Chief Financial Officer
Angelo C. Malahias              (Principal Financial and
                                 Accounting Officer)

/s/ Lawrence J. DuBow           Director                          March 30, 2001
- ---------------------------
Lawrence J. DuBow

/s/ Irwin C. Gerson             Director                          March 30, 2001
- -------------------------------
Irwin C. Gerson

/s/ Timothy D. Nolan            Director                          March 30, 2001
- -------------------------------
Timothy D. Nolan

/s/ Michael A. Schwartz, Ph.D.  Director                          March 30, 2001
- ------------------------------
Michael A. Schwartz, Ph.D.

/s/ Melvin Sharoky, M.D.        Director                          March 30, 2001
- ---------------------------
Melvin Sharoky, M.D.

                                 EXHIBIT INDEX
                                 -------------


     EXHIBIT NO.        DESCRIPTION
     -----------        -----------
         10.50 Lease Agreement Relating to Premises located at 4491 South State Road 7, Suite #700, Ft. Lauderdale, Florida 33314

         10.51    Second Amendment to General Partnership Agreement regarding
                  ANCIRC

         10.52    CARAN General Partnership Agreement

         10.53    Lease Agreement Relating to Premises located in Weston,
                  Florida

         10.54    Amendment to Tax Sharing Agreement

         10.55 Lease Agreement Relating to Premises located at 3040 Universal Boulevard, Suite #150, Weston, Florida

         21.1     Subsidiaries of the Registrant

         23.2     Consent of Arthur Andersen LLP