Form 10-K/A
period 2000-12-31
ANDRX CORP /DE/
filed 2001-04-30
CIK 1123337

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-K/A


(Mark One)

       [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2000

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________

                          Commission File No. 000-31475

                                ANDRX CORPORATION
             (Exact name of Registrant as specified in its charter)

            Delaware                                       65-1013859
---------------------------------              ---------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

        4955 Orange Drive
          Davie, Florida                                    33314
---------------------------------              ---------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE


                                     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information concerning the directors and executive officers:

                                                                                                                 TERM
NAME                                      AGE    POSITION                                                       EXPIRES
----                                      ---    --------                                                       -------
Alan P. Cohen (1)......................    46    Co-Chairman, Chief Executive Officer and Director                2002
Chih-Ming J. Chen, Ph.D. (1)...........    49    Co-Chairman, Chief Scientific Officer and Director               2003
Elliot F. Hahn, Ph.D. (1)..............    56    President and Director                                           2001
Scott Lodin............................    45    Executive Vice President, General Counsel and Secretary          N/A
Angelo C. Malahias.....................    39    Vice President and Chief Financial Officer                       N/A
Timothy E. Nolan.......................    45    President and Chief Operating Officer of Cybear and Director     2001
Melvin Sharoky, M.D. (3)...............    50    Executive Director and Director                                  2002
Tamara A. Baum (2).....................    48    Director                                                         2002
Lawrence J. DuBow (3)..................    69    Director                                                         2001
Irwin C. Gerson (2)(3).................    71    Director                                                         2003
Michael A. Schwartz, Ph.D. (2)(3)......    70    Director                                                         2003

-------------------------
(1)      Member of Executive Committee.
(2)      Member of Audit Committee.
(3)      Member of Compensation Committee.

         Alan P. Cohen is Co-Chairman of the Board of Directors, Chief Executive Officer and a director of Andrx Corporation, which he founded in August 1992. Mr. Cohen was the Chairman and a director of Cybear from February 1997 through August 1998, when he resigned as Chairman and remained a director until the Reorganization. Mr. Cohen is a graduate of the University of Florida and is a registered pharmacist. In 1984, Mr. Cohen founded Best Generics, Inc., or Best, a bioequivalent drug distribution firm, which was sold to IVAX Corporation, or Ivax, in 1988. Mr. Cohen served as President of Best from April 1989 until June 1990.

         Dr. Chih-Ming J. Chen has been Co-Chairman of the Board of Directors since November 1998 and the Chief Scientific Officer and a director since November 1992. In January 1992, Dr. Chen formed his own company, ASAN Labs, Inc., which was acquired by Andrx in November 1992. Dr. Chen served as the Director of Product Development at IVAX from 1988 to 1992, where he was the leader of a research team which specialized in the development of drug formulations, including several controlled-release products. After graduating with a Ph.D. degree in pharmaceutics from Ohio State University in 1981, Dr. Chen worked at Bristol-Myers and Berlex Labs.

         Dr. Elliot F. Hahn has been President and a director of Andrx Corporation since February 1993. From June 1990 to February 1993, Dr. Hahn was employed as Vice President, Scientific Affairs of IVAX, where he was involved in the evaluation and international licensing of product opportunities and was responsible for maintaining the intellectual property of IVAX. From 1988 to 1993, Dr. Hahn also served as the Vice President of Research of Baker Norton Pharmaceuticals, a subsidiary of IVAX. Prior to that, he was an Associate Professor at The Rockefeller University from 1977 to 1988. From 1972 until 1977, Dr. Hahn was an Assistant Professor at Albert Einstein College of Medicine and a member of the Institute for Steroid Research at Montefiore Hospital in New York City. Since 1988, he has been an adjunct Associate Professor at the University of Miami School of Medicine. Dr. Hahn holds a B.S. degree from City College of New York and a Ph.D. degree in chemistry from Cornell University. Dr. Hahn also serves as a director of Delta Pharmaceutical, Inc.

         Scott Lodin joined Andrx Corporation in January 1994 and is its Executive Vice President, General Counsel and Secretary. Mr. Lodin was the Secretary and a director of Cybear from February 1997 until the

Reorganization. Prior to joining Andrx Corporation, Mr. Lodin was Special Counsel to Hughes, Hubbard & Reed and a predecessor firm in Miami, Florida, where he practiced primarily in the areas of corporate and commercial law.

         Angelo C. Malahias joined Andrx Corporation as its Vice President and Chief Financial Officer in January 1996. Mr. Malahias was a director of Cybear from April 1999 until the Reorganization. From January 1995 to January 1996, Mr. Malahias was Vice President and Chief Financial Officer of Circa Pharmaceuticals, Inc., where he also served as Corporate Controller from July 1994 to January 1995. From 1983 to July 1994, Mr. Malahias was employed by KPMG LLP. Mr. Malahias is a certified public accountant.

         Timothy E. Nolan has been a director of Andrx Corporation since March 2000. Mr. Nolan has been President and Chief Operating Officer of Cybear since March 2000. Mr. Nolan also was a director of Cybear from June 1999 until the Reorganization. From 1985 to March 2000, Mr. Nolan was employed by Aetna U.S. Healthcare, most recently as senior vice president of Aetna U.S. Healthcare in charge of the field organization. Pursuant to the terms of the Reorganization, Mr. Nolan is Cybear's designee to the Andrx Corporation Board of Directors.

         Dr. Melvin Sharoky, a director of Andrx Corporation since November 1995, joined Andrx Corporation as Executive Director on March 1, 1999. Dr. Sharoky was a director of Cybear from April 1999 until the Reorganization. Dr. Sharoky is also president of Somerset Pharmaceuticals Inc., a privately owned company which is a joint venture between Watson and Mylan Pharmaceuticals, Inc. Dr. Sharoky was a director of Watson from July 1995 to May 1998. From July 1995 through January 1998, Dr. Sharoky was President of Watson. From February 1993 through January 1998, Dr. Sharoky served as the President and Chief Executive Officer of Circa. From November 1995 to May 1998, Dr. Sharoky served on Andrx's Board of Directors as the designee of Watson.

         Tamara A. Baum was appointed a director of Andrx Corporation in April 2001. Prior to retiring, from 1994 until 1999, Ms. Baum was Managing Director, Global Head of Health Care Finance for Warburg Dillon Read. From 1989 until 1994, Ms. Baum was Managing Director, Co-Head Health Care Group for Kidder, Peabody & Co., Incorporated. From 1983 until 1989, Ms. Baum, was the Director of Corporate Finance - Health Care for Prudential-Bache Capital Funding.

         Lawrence J. DuBow, a director of Andrx Corporation since April 2000, has been Chairman and Chief Executive Officer of HMS Sales and Marketing, Inc. which is presently engaged in marketing pharmaceutical products, since he founded it in 1991. Since 1957, he was engaged in various capacities within the pharmaceutical industry. Mr. DuBow was the former President of the Drug Wholesales' Association and a former Chairman of the National Wholesale Druggists' Association.

         Irwin C. Gerson, a director of Andrx Corporation since November 1993, was the Chairman of the Lowe McAdams Healthcare division of the Interpublic Group (formerly William Douglas McAdams, Inc.), a healthcare marketing, communications and public relations company, from 1987 through December 1998. Mr. Gerson is a member of the board of trustees of several academic institutions, including Long Island University, Albany College of Pharmacy and is Chairman of the Council of Overseers of the Arnold and Marie Schwartz College of Pharmacy. Mr. Gerson is also a director of Cytoclonal Pharmaceutics, Inc., a biotechnology company.

         Dr. Michael A. Schwartz, a director of Andrx Corporation since November 1993, is currently Dean Emeritus and a Professor at the College of Pharmacy at the University of Florida having served as Dean of that college from April 1978 through May 1996.

DIRECTOR COMPENSATION

         Non-employee directors receive $5,000 for each regularly scheduled quarterly meeting they attend and a lesser amount for other participation (including attendance at committee meetings or other special meetings of the Board of Directors).

         Prior to June 1, 1999, non-employee directors received annual grants of stock options of Andrx common stock. Since that time, all stock option grants to non-employee directors are made at the discretion of the Compensation Committee. All options granted to non-employee directors are granted at fair market value on the date of the grant and expire ten years from the date of the grant. The following sets forth information as of April 26, 2001 with respect to options of Andrx common stock granted to non-employee directors. During 2000, Lawrence J. DuBow, Irwin Gerson and Michael Schwartz were granted options to purchase 15,000 shares of Andrx common stock at a price of $58.50 and 2,235 shares of Cybear common stock at a price of $3.00 (as adjusted to give effect to the Reorganization).

INDEMNIFICATION AGREEMENTS

         Andrx Corporation has entered into an indemnification agreement with each of its directors and executive officers. Each indemnification agreement provides that Andrx Corporation will indemnify such person against certain liabilities (including settlements) and expenses actually and reasonably incurred by him or her in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of Andrx Corporation) to which he or she is, or is threatened to be, made a party by reason of his or her status as a director, officer or agent of Andrx Corporation, provided that such director or executive officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of Andrx Corporation and, with respect to any criminal proceedings, had no reasonable cause to believe his or her conduct was unlawful. With respect to any action brought by or in the right of Andrx Corporation, a director or executive officer will also be indemnified, to the extent not prohibited by applicable law, against expenses and amounts paid in settlement, and certain liabilities if so determined by a court of competent jurisdiction, actually and reasonably incurred by him or her in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of Andrx Corporation.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Andrx Corporation's executive officers, directors and holders of more than 10% of the Andrx common stock or Cybear common stock, to file reports of ownership and changes in ownership with the SEC and the Nasdaq National Market. Such persons are required to furnish Andrx Corporation with copies of all
Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, Andrx Corporation believes that, with respect to 2000, all filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except for Dr. Sharoky's Form 4 for September 2000 which was filed late in February 2001.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation for the years ended December 31, 2000, 1999, and 1998 received by the Chief Executive Officer, or the CEO, and the four most highly compensated other executive officers whose annual salary and bonus exceeded $100,000 for 2000, or together with the CEO, the Named Executive Officers.

                                                                                                                Long Term
                                                            Annual Compensation                               Compensation
                                         ----------------------------------------------------------           --------------
                                                                                                               Securities
                                         Fiscal                                      Other Annual              Underlying
    Name and Principal Position           Year        Salary($)       Bonus($)      Compensation($)           Options(#)(1)
-------------------------------------    --------    ------------     ----------    ---------------           --------------
Alan P. Cohen                            2000          $ 348,400      $ 150,000         $   16,800  (2)         300,000
  Co-Chairman and                        1999            264,500        150,000             18,300  (2)              --
  Chief Executive Officer                1998            241,200         50,000             17,300  (3)         100,000

Chih-Ming J. Chen Ph.D.                  2000            348,400        150,000             14,800  (2)         300,000
  Co-Chairman and Chief                  1999            264,500        150,000             18,300  (2)              --
  Scientific Officer                     1998            241,200         50,000             31,900  (3)(4)      100,000
                                                                                                                     --
Elliot F. Hahn Ph.D.                     2000            294,400        100,000          1,953,100  (5)         100,000
  President                              1999            264,500        100,000             17,000  (5)              --
                                         1998            241,200         50,000             18,800  (3)         100,000

Scott Lodin                              2000            249,000        100,000          4,431,100  (6)(7)       24,000
  Executive Vice President,              1999            199,600         50,000            563,200  (6)(7)      108,000
  General Counsel and Secretary          1998            178,000         40,000             12,200  (7)          24,000


Angelo C. Malahias                       2000            199,400         75,000          2,364,600  (8)          40,000
  Vice President and                     1999            169,700         50,000            207,900  (8)          48,000
  Chief Financial Officer                1998            154,900         32,500            276,700  (8)          24,000

------------------

(1) Represents options to purchase shares of Andrx common stock granted to the Named Executive Officers.

(2) Represents an automobile allowance, premiums for a $1 million life insurance policy (the beneficiary of which is designated by the Named Executive Officer), certain medical expense reimbursements other than Dr. Chen and health insurance premium reimbursements.

(3) Represents an automobile allowance, premiums for a $1 million life insurance policy (the beneficiary of which is designated by the Named Executive Officer) other than Dr. Hahn, certain medical expense reimbursements and health insurance premium reimbursements and the premiums for a disability policy (other than for Mr. Cohen), the beneficiary of which is designated by the Named Executive Officer.

(4) Includes compensation of $11,700 for taxes resulting from the forgiveness of an interest bearing loan made by Andrx to Dr. Chen.

(5) Includes an automobile allowance, certain medical expense reimbursements and health insurance premium reimbursements and in 2000 the gain resulting from the exercise of options to purchase 27,000 shares of Andrx common stock with an exercise price of $6.82 per share.

(6) Represents the gain resulting from the exercise of options in 2000 to purchase 49,500 and 40,000 shares of Andrx common stock with exercise prices of approximately $2.00 and $1.80, respectively, and in 1999, 16,000 shares of Andrx common stock with an exercise price of $2.00 per share.

(7) Represents health insurance premium reimbursements, group term life insurance benefits and an automobile allowance.

(8) Represents health insurance premium reimbursements, group term life insurance benefits and in 2000 an automobile allowance. For 2000, 1999 and 1998 includes the gain resulting from exercises of options to purchase 42,500, 6,000 and 40,000 shares of Andrx common stock, respectively, with an exercise price of approximately $2.74 per share.

EMPLOYMENT AND SEVERANCE AGREEMENTS

         Andrx is not a party to any employment agreement or severance agreements with any of the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of stock options of Andrx made during 2000 to any of the Named Executive Officers. There were no grants of Cybear common stock options during 2000 to any of the Named Executive Officers.

                                               % of Total                                                Potential Realizable
                              Number of         Options                                                    Value of Assumed
                             Securities         Granted         Exercise                                   Annual Rates of
                             Underlying       to Employees          or                                 Stock Price Appreciation
                               Options             In           Base Price                               for Option Terms(1)
Name                         Granted (#)      Fiscal Year         ($/Sh)        Expiration Date                  ($)
-------------------------    ------------    ---------------    -----------    -------------------    ---------------------------
                                                                                                          5%             10%
                                                                                                      -----------     -----------
Alan P. Cohen
 ....(Andrx common stock)         300,000             17.0          $ 62.38      December 15, 2010      $ 11,768,200   $ 29,822,900

Chih-Ming J. Chen, Ph.D.
 ....(Andrx common stock)         300,000             17.0            62.38      December 15, 2010        11,768,200     29,822,900

Elliot F. Hahn
 ....(Andrx common stock)         100,000              5.7            62.38      December 15, 2010         3,922,700      9,941,000

Scott Lodin
 ....(Andrx common stock)          24,000              1.4            62.38      December 15, 2010           941,500      2,385,800

Angelo C. Malahias
 ....(Andrx common stock)          40,000              2.3            62.38      December 15, 2010         1,569,100      3,976,400

------------------------
(1) Based upon the exercise price, which was equal to the fair market value on the date of grant, and annual appreciation at the assumed rates stated on such price through the expiration date of the options. Amounts shown represent hypothetical gains that could be achieved for the options if exercised at the end of the term. These amounts have been determined on the basis of assumed rates of appreciation mandated by the SEC and do not represent Andrx Corporation's estimate or projection of the future stock price. Actual gains, if any, are contingent upon the continued employment of the Named Executive Officer through the expiration date, as well as being dependent upon the general performance of the common stock. The potential realizable values have not taken into account amounts required to be paid for federal income taxes. Based on the Nasdaq National Market closing price of Andrx common stock of $57.88 on December 31, 2000.

STOCK OPTIONS HELD AT END OF 2000

         The following table indicates the number of shares acquired and value realized from the exercise of options and the total number and value of exercisable and unexercisable stock options of Andrx common stock and Cybear common stock, respectively, held by each of the Named Executive Officers as of December 31, 2000:

                                                           Number of Securities
                                                          Underlying Unexercised             Value of Unexercised
                                                                Options at                   In-The-Money Options
                                                            Fiscal Year-End(#)               at Fiscal Year-End(1)
                               Shares                    ----------------------------    --------------------------------
                              Acquired       Value
Name                        On Exercise(#) Realized($)   Exercisable  Unexercisable     Exercisable    Unexercisable
----                        -------------- -----------   -----------  -------------     -----------    -------------
Alan P. Cohen
 ....(Andrx common stock)               0      $       0      100,000        300,000       $  5,106,500    $         0
 ....(Cybear common stock)              0              0       37,005              0                  0              0

Chih-Ming J. Chen, Ph.D.
 ....(Andrx common stock)               0              0      900,000        300,000         50,115,900              0
 ....(Cybear common stock)              0              0      134,100              0                  0              0

Elliot F. Hahn, Ph.D.
 ....(Andrx common stock)          27,000      1,937,200       73,000        100,000          3,727,700              0
 ....(Cybear common stock)              0              0       14,900              0                  0              0

Scott Lodin
 ....(Andrx common stock)          89,500      4,420,700      132,500        138,000          7,177,100      4,753,600
 ....(Cybear common stock)              0              0       43,710         16,986                  0              0

Angelo C. Malahias
 ....(Andrx common stock)          42,500      2,354,500       87,500        126,000          4,655,000      4,042,400
 ....(Cybear common stock)              0              0       37,377         12,814                  0              0

---------------------------
(1) Based on Nasdaq National market closing price of $57.88 share for Andrx common stock and $0.38 for Cybear common stock on December 31, 2000, respectively.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         There were no compensation committee interlocks and insider participation in executive compensation decisions during 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the common stock as of April 26, 2001, by (i) each person or entity known by Andrx Corporation to beneficially own more than 5% of the outstanding shares of Andrx common stock and Cybear common stock, respectively; (ii) each director of Andrx Corporation; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of Andrx Corporation as a group.

                                          Number of Shares        % of Class       Number of Shares       % of Class
                                         Beneficially Owned      Outstanding      Beneficially Owned      Outstanding
Name and Address                                Andrx               Andrx               Cybear           Cybear Common
of  Beneficial Owner (1)(2)                 Common Stock         Common Stock        Common Stock            Stock
--------------------------------------- ---------------------- ----------------- ---------------------- ----------------
Directors and Executive Officers
Alan P. Cohen..........................     4,400,388(3)                6.3            789,902(4)                2.9
Chih-Ming J. Chen, Ph.D................     5,294,821(5)                7.5            918,006(6)                3.4
Elliot F. Hahn, Ph.D...................     1,377,060(7)                2.0            220,200(8)                *
Scott Lodin............................       138,500(9)                *               56,104(10)               *
Angelo C. Malahias.....................       128,700(11)               *               44,715(12)               *
Timothy E. Nolan.......................        60,000(13)               *              141,045(14)               *
Melvin Sharoky, M.D....................       159,320(15)               *              404,250(16)               1.5
Tamara A. Baum.........................          --                    --                  --                   --
Lawrence J. DuBow .....................        45,000(17)               *                6,701(18)               *
Irwin C. Gerson........................        50,000(19)               *               13,195(20)               *
Michael A. Schwartz, Ph.D..............        73,400(21)               *               13,937(22)               *
All directors and executive
  Officers as a group
  (11 persons).........................    11,727,189                  16.4          2,608,055                   9.5

5% or Greater Holders
Janus Capital Corporation
    100 Fillmore Street
    Denver, CO 91720 (23)..............     4,353,100                   6.2                   (23)               (23)
The TCW Group, Inc.
    865 South Figueroa Street
    Los Angeles, CA 90017 (24).........     3,702,458                   5.3                   (24)               (24)
Accenture LLP
    c/o Merrill Lynch
    5500 Sears Tower
    Chicago, IL  60606.................          --                    --            1,677,574                   6.2

--------------------
*        Less than 1%

(1) Except as indicated, the address of each person named in the table is c/o Andrx Corporation, 4955 Orange Drive, Davie, Florida 33314.

(2) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock listed, which include shares of common stock that such persons have the right to acquire a beneficial interest within 60 days from the date of this Report.

(3) Represents 17,500 shares of Andrx common stock held jointly by Mr. Cohen and his spouse, 4,282,888 shares of Andrx common stock held in family limited partnerships and 100,000 shares of Andrx common stock issuable upon the exercise of stock options.

(4) Represents 3,500 shares of Cybear common stock owned directly by Mr. Cohen, 2,606 shares of Cybear common stock held jointly by Mr. Cohen and his spouse, 746,791 shares of Cybear common stock held in family limited partnerships and 37,005 shares of Cybear common stock issuable upon the exercise of stock options.

(5) Represents 46,121 shares of Andrx common stock owned directly by Dr. Chen, 4,226,145 shares of Andrx common stock held by limited partnerships for which Dr. Chen is an officer of the corporate general partner, 104,555 shares of Andrx common stock held by a charitable family foundation, 900,000 shares of Andrx common stock issuable upon the exercise of stock options, and 18,000 shares of Andrx common stock issuable upon the exercise of stock options held by Dr. Chen's spouse.

(6) Represents 6,881 shares of Cybear common stock owned directly by Dr. Chen, 769,630 shares of Cybear common stock held by limited partnerships for which Dr. Chen is an officer of the corporate general partner, 4,000 shares of Cybear common stock owned jointly by Dr. Chen and his spouse, 713 shares of Cybear common stock held by a charitable family foundation, 134,100 shares of Cybear common stock issuable upon the exercise of stock options, and 2,682 shares of common stock issuable upon the exercise of stock options held by Dr. Chen's spouse.

(7) Represents 27,000 shares of Andrx common stock owned directly by Dr. Hahn, 154,780 shares of Andrx common stock held in a trust for the benefit of Dr. Hahn's spouse, 1,122,280 shares of Andrx common stock held in a family foundation and 73,000 shares of Andrx common stock issuable upon the exercise of stock options.

(8) Represents 26,206 shares of Cybear common stock held in a trust for the benefit of Dr. Hahn's spouse, 179,094 shares held in a family foundation and 14,900 shares of Cybear common stock issuable upon the exercise of stock options.

(9) Represents 138,500 shares of Andrx common stock issuable upon the exercise of the stock options.

(10) Represents 10,500 shares of Cybear common stock owned directly by Mr. Lodin, 1,000 shares of Cybear common stock held as custodian for his minor children and 44,604 shares of Cybear common stock issuable upon the exercise of stock options.

(11) Represents 3,200 shares of Andrx common stock held as custodian for his minor children and 125,500 shares of Andrx common stock issuable upon the exercise of stock options.

(12) Represents 1,200 shares owned directly by Mr. Malahias, 476 shares held as custodian for his minor children and 43,039 shares of common stock issuable upon the exercise of stock options.

(13) Represents 60,000 shares of Andrx common stock issuable upon the exercise of stock options.

(14) Represents 35,000 shares of Cybear common stock owned directly by Mr. Nolan and 106,045 shares of Cybear common stock issuable upon the exercise of stock options.

(15) Represents 3,320 shares of Andrx common stock held by Dr. Sharoky as a custodian for his minor children, 20,000 shares of Andrx common stock held in Dr. Sharoky's IRA and 136,000 shares of Andrx common stock issuable upon the exercise of stock options.

(16) Represents 358,409 shares of Cybear common stock owned directly by Dr. Sharoky, 494 shares of Cybear common stock held by Dr. Sharoky as custodian for his minor children, 2,978 shares of Cybear common stock held in Dr. Sharoky's IRA and 42,369 shares of Cybear common stock issuable upon the exercise of the stock options.

(17) Represents 40,000 shares of Andrx common stock owned directly by Mr. DuBow and 5,000 shares of Andrx common stock issuable upon the exercise of stock options.

(18) Represents 5,956 shares of Cybear common stock owned directly by Mr. DuBow and 745 shares of Cybear common stock issuable upon the exercise of stock options.

(19) Represents 50,000 shares of Andrx common stock issuable upon the exercise of the stock options.

(20) Represents 2,000 shares of Cybear common stock held directly by Mr. Gerson, 3,000 shares of Cybear common stock held jointly by Mr. Gerson and his spouse, and 8,195 shares of Cybear common stock issuable upon the exercise of stock options.

(21) Represents 900 shares of Andrx common stock owned directly by Dr. Schwartz and 72,500 shares of Andrx common stock issuable upon exercise of stock options.

(22) Represents 3,134 shares of Cybear common stock owned directly by Dr. Schwartz and 10,803 shares of Cybear common stock issuable upon exercise of stock options.

(23) Based solely on information contained in Schedule 13G and dated February 15, 2001 filed with the SEC. Janus Capital Corporation did not disclose the number of shares of Cybear common stock owned by it in its
         Schedule 13G dated February 15, 2001.

(24) Based solely on information contained in Schedule 13G and dated February 15, 2001 filed with the SEC. The TCW Group did not disclose the number of shares of Cybear common stock owned by it in its Schedule 13G dated February 15, 2001.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Andrx Corporation is party to a royalty agreement with Dr. Chen, which provides for royalties to Dr. Chen upon the sale of Andrx's bioequivalent version of Cardizem CD, for which Andrx received final approval in July 1998 from the FDA. In August 1998, Andrx amended that royalty agreement to account for the various contingencies presented by the Cardizem CD Stipulation. Royalties paid to Dr. Chen of $5.0 million for the year ended December 31, 2000 were based on 3.33% of the net sales of Cartia XT and interim and final Cardizem CD Stipulation fees. Such royalties are included in selling, general, and administrative expenses in the Consolidated Statement of Income. Andrx is no longer attempting to develop any other products included in that agreement, as the reference brand product is no longer being marketed.

                                    PART IV

ITEM 14. EXHIBIT, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A) Documents Filed as Part of this Report.

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

         10.51 Second Amendment to General Partnership Agreement regarding ANCIRC(2)

         10.52    CARAN General Partnership Agreement(2)

         10.53 Lease Agreement Relating to Premises located at 2945 West Corporate Lakes Boulevard, Weston, Florida(2)

     EXHIBIT NO.                        DESCRIPTION
     -----------                        -----------
         10.54    Amendment to Tax Sharing Agreement(2)

         10.55 Lease Agreement Relating to Premises located at 3040 Universal Boulevard, Suite #150, Weston, Florida(2)


         10.56    Cybearclub LC Joint Venture, as amended(15)

         10.57 Fulfillment and Telemarketing Service Agreement by and between Anda, Inc. and Cybearclub LC(15)


         21.1     Subsidiaries of the Registrant(2)

         23.2     Consent of Arthur Andersen LLP(2)

-----------------------

          *       Management Compensation Plan or arrangement.

         (1) Filed as an exhibit of the same number to Andrx Corporation's Registration Statement on Form S-1 (File No. 333-03614) and incorporated herein by reference.

         (2) Filed as an exhibit of the same number in Andrx Corporation's Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.


         (3) A request for confidential treatment pursuant to Rule 406 under the Securities Act has been made and granted for certain portions of this exhibit.

         (4) Filed as an exhibit of the same number in Andrx Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference.


         (5) Filed as an exhibit of the same number in Andrx Corporation's Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.


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


         (15)     Filed herewith.


         (B)      Reports on Form 8-K

         None

         (C)      Item 601 Exhibits

         The exhibits required by Item 601 of Regulation S-K are set forth in
(A)(3) above

         (D)      Financial Statement Schedules

         The Financial Statement Schedules required by Regulation S-K are set forth in (A)(2) above

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ANDRX CORPORATION


                         By:      /s/ Alan P. Cohen
                            ------------------------------------------------
                                  Alan P. Cohen
                                  Co-Chairman and Chief Executive Officer

                         By:      /s/ Angelo C. Malahias
                            ------------------------------------------------
                                  Angelo C. Malahias
                                  Vice President and Chief Financial Officer


Date:  April 30, 2001

                                 EXHIBIT INDEX
                                 -------------


     EXHIBIT NO.        DESCRIPTION
     -----------        -----------

         10.56    Cybearclub LC Joint Venture, as amended

         10.57 Fulfillment and Telemarketing Service Agreement by and between Anda, Inc. and Cybearclub LC