Form 10-Q
period 2001-03-31
ANDRX CORP /DE/
filed 2001-05-15
CIK 1123337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                 ---------------

                         Commission file number 0-31475


                                ANDRX CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                             65-1013859
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

            4955 Orange Drive                                       33314
              Davie, Florida                                     (Zip Code)
(Address of Principal Executive Offices)

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

                                 X  YES          NO
                                ---          ---

      The number of shares outstanding of each of the issuer's series of common stock as of March 31, 2001:

             Andrx Group common stock                      69,764,800
             Cybear Group common stock                     15,203,000

                                ANDRX CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

      On September 7, 2000, Andrx Corporation completed a plan of merger and reorganization (the "Reorganization") whereby it acquired the outstanding equity of its Cybear Inc. subsidiary that it did not own, reincorporated in Delaware and created two new classes of common stock:

o Andrx Group Common Stock (the "Andrx common stock"), to track the performance of Andrx Group which includes Andrx Corporation and subsidiaries, other than its ownership of Cybear Inc., its subsidiaries and certain potential future Internet businesses of Andrx Corporation (the "Andrx Group"); and

o Cybear Group Common Stock (the "Cybear common stock"), to track the performance of Cybear Group which includes Cybear Inc., its subsidiaries and certain potential future Internet businesses of Andrx Corporation (the "Cybear Group").

      As used in this Andrx Corporation Form 10-Q, the words "Andrx Corporation" or the "Company" refer to Andrx Corporation and all of its subsidiaries taken as a whole. "Management" and "board of directors" refer to the management and board of directors of Andrx Corporation. "Andrx" refers to Andrx Corporation and all of its subsidiaries other than Cybear Inc. prior to the Reorganization, and to the Andrx Group following the Reorganization. "Cybear" refers to Cybear Inc. and its subsidiaries prior to the Reorganization and to the Cybear Group following the Reorganization.

      Holders of Andrx common stock and Cybear common stock are stockholders of Andrx Corporation, have no specific rights to assets designated to Andrx or Cybear and are subject to all the risks and uncertainties of Andrx Corporation detailed herein or detailed from time to time in Andrx Corporation's filings with the U.S. Securities and Exchange Commission.

      This Form 10-Q contains trademarks held by Andrx Corporation and those of third parties.

      Forward-Looking Statements

      Andrx Corporation cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing words such as "may", "will", "to", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties. Andrx Corporation is also subject to other risks detailed herein or detailed from time to time in Andrx Corporation's Securities and Exchange Commission filings.

                                ANDRX CORPORATION
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

PART I.          FINANCIAL INFORMATION                                          Page Number
                                                                              ---------------

                 Item 1. Consolidated Financial Statements

                 ANDRX CORPORATION AND SUBSIDIARIES
                 Unaudited Consolidated Balance Sheets -
                   as of March 31, 2001 and December 31, 2000                       4
                 Unaudited Consolidated Statements of Income -
                   for the three months ended March 31, 2001 and 2000               5
                 Unaudited Consolidated Statements of Cash Flows -
                   for the three months ended March 31, 2001 and  2000              6
                 Notes to Unaudited Consolidated Financial Statements               7

                 Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of Operations                 22
                 Andrx Corporation                                                  23
                 Andrx Group                                                        26
                 Cybear Group                                                       28

PART II.         OTHER INFORMATION

                 Item 1. Legal Proceedings                                          30

                 Item 2. Changes in Securities and Use of Proceeds                  30

                 Item 3. Defaults Upon Senior Securities                            30

                 Item 4. Submission of Matters to a Vote of Security Holders        30

                 Item 5. Other Information                                          30

                 Item 6. Exhibits and Reports on Form 8-K                           30

                 SIGNATURES                                                         31

                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                       ANDRX CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)

                                                                                    March 31,    December 31,
                                                                                      2001           2000
                                                                                   ----------     ----------
ASSETS
Current assets
 Cash and cash equivalents                                                         $   84,646     $  115,609
 Investments available-for-sale, at market value                                      205,240        221,200
 Accounts receivable, net                                                             103,381         92,960
 Inventories                                                                          115,476        101,219
 Deferred income tax assets, net                                                       18,508         18,968
 Prepaid and other current assets, net                                                 12,214         11,243
                                                                                   ----------     ----------
  Total current assets                                                                539,465        561,199

 Property, plant and equipment, net                                                    96,243         77,773
 Goodwill, net                                                                         50,716         22,290
 Other assets                                                                          11,291          6,694
                                                                                   ----------     ----------
Total assets                                                                       $  697,715     $  667,956
                                                                                   ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                                  $   49,579     $   70,501
 Accrued liabilities                                                                   40,054         33,714
 Income taxes payable                                                                  10,090          3,944
                                                                                   ----------     ----------
Total current liabilities                                                              99,723        108,159
                                                                                   ----------     ----------
Commitments and contingencies (Notes 7, 9 and 11)

Stockholders' equity
 Convertible preferred stock; $0.001 par value, 1,000,000 shares
  authorized; none issued and outstanding                                                  --             --
 Common Stocks:
  Andrx common stock; $0.001 par value, 100,000,000 shares authorized;
   69,764,800 and 69,311,200 shares issued and outstanding
   as of March 31, 2001 and December 31, 2000, respectively                                69             69
 Cybear common stock; $0.001 par value, 50,000,000 shares authorized;
   15,203,000 shares issued and outstanding as of March 31, 2001 and
   December 31, 2000                                                                       15             15

Additional paid-in capital                                                            443,484        420,674
Retained earnings                                                                     153,432        138,835
Accumulated other comprehensive income, net of income taxes                               992            204
                                                                                   ----------     ----------
Total stockholders' equity                                                            597,992        559,797
                                                                                   ----------     ----------
Total liabilities and stockholders' equity                                         $  697,715     $  667,956
                                                                                   ==========     ==========


    The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except for share and per share amounts)

                                                                      Three Months Ended
                                                                           March 31,
                                                                ------------------------------
                                                                    2001              2000
                                                                ------------      ------------
Revenues
 Distributed products                                           $    107,956      $     67,826
 Andrx products                                                       44,754            44,114
 Licensing and other                                                   4,632             3,538
                                                                ------------      ------------
Total revenues                                                       157,342           115,478
                                                                ------------      ------------
Operating expenses
 Cost of goods sold                                                   94,732            63,204
 Selling, general and administrative                                  22,518            11,542
 Research and development                                             14,656             8,211
 Cybear Internet operating expenses                                    5,490             7,171
                                                                ------------      ------------
Total operating expenses                                             137,396            90,128
                                                                ------------      ------------
Income from operations                                                19,946            25,350

Other income (expense)
 Interest income                                                       3,513             1,531
 Interest expense                                                       --                (474)
 Minority interest in Cybear                                            --               1,820
                                                                ------------      ------------
Income before income taxes                                            23,459            28,227

Income taxes                                                           8,856            11,856
                                                                ------------      ------------
Net income                                                      $     14,603      $     16,371
                                                                ============      ============


EARNINGS (LOSS) PER SHARE (Note 3)

ANDRX COMMON STOCK:
Net income allocated to Andrx Group                             $     19,169      $     16,371
                                                                ============      ============
Net income per share of Andrx common stock:
    Basic                                                       $       0.28      $       0.26
                                                                ============      ============
    Diluted                                                     $       0.27      $       0.25
                                                                ============      ============
Weighted average shares of Andrx common stock outstanding:
    Basic                                                         69,596,000        63,212,600
                                                                ============      ============
    Diluted                                                       71,917,600        65,832,200
                                                                ============      ============


CYBEAR COMMON STOCK:
Net loss allocated to Cybear Group                              $     (4,566)
                                                                ============
Basic and diluted net loss per share of Cybear common stock     $      (0.30)
                                                                ============
Basic and diluted weighted average shares of Cybear
  common stock outstanding                                        15,203,000
                                                                ============

  The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                            ----------------------------
                                                                                2001             2000
                                                                            -----------      -----------
Cash flows from operating activities
 Net income                                                                 $    14,603      $    16,371
 Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                                 3,890            1,749
    Minority interest                                                              --             (1,820)
    Income tax benefits related to exercises of stock options                     2,710            6,284
    Changes in operating assets and liabilities
       Accounts receivable, net                                                  (7,246)          13,348
       Inventories                                                                4,876            4,670
       Prepaid and other assets                                                     680           (3,478)
       Accounts payable and accrued liabilities                                 (21,689)         (16,821)
       Income taxes payable                                                       6,146           (6,343)
                                                                            -----------      -----------
    Net cash provided by operating activities                                     3,970           13,960
                                                                            -----------      -----------
Cash flows from investing activities
    Maturities of investments available-for-sale, net                            17,208            3,038
    Purchases of property, plant and equipment                                  (19,412)         (10,291)
    Acquisition of CTEX Pharmaceuticals, Inc., net of cash acquired             (11,007)            --
    Acquisition of Armstrong Pharmaceuticals                                    (18,115)            --
    Mediconsult.com, Inc. advances and transaction costs                         (2,071)            --
    AHT Corporation note receivable and investment                                  234             --
    Acquisition of Valmed Pharmaceuticals, Inc., net of cash acquired              --            (15,195)
                                                                            -----------      -----------
    Net cash used in investing activities                                       (33,163)         (22,448)
                                                                            -----------      -----------
Cash flows from financing activities
    Proceeds from exercises of stock options                                      1,927            3,019
    Loans to former CTEX Pharmaceuticals, Inc. shareholders                      (3,697)            --
    Net borrowings under bank loan                                                 --                144
    Capital transactions of Cybear, net                                            --               (326)
                                                                            -----------      -----------
    Net cash provided by (used in) financing activities                          (1,770)           2,837
                                                                            -----------      -----------
Net decrease in cash and cash equivalents                                       (30,963)          (5,651)

Cash and cash equivalents, beginning of period                                  115,609           32,555
                                                                            -----------      -----------
Cash and cash equivalents, end of period                                    $    84,646      $    26,904
                                                                            ===========      ===========
Supplemental disclosure of cash paid during the period for:
    Interest                                                                $      --        $       474
                                                                            ===========      ===========
    Income taxes                                                            $      --        $    11,915
                                                                            ===========      ===========
Supplemental disclosures of non-cash investing activities:
    Value of Andrx common stock issued in the acquisition of CTEX
      Pharmaceuticals, Inc.                                                 $    18,167
                                                                            ===========

  The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
             (in thousands, except for share and per share amounts)

1.    GENERAL

      The accompanying unaudited consolidated financial statements for each period include the consolidated balance sheets, statements of income and cash flows of Andrx Corporation. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

      In April 2000, Andrx Corporation implemented a two-for-one stock split of Andrx common stock effected in the form of a 100% stock dividend. All share and per share amounts of Andrx common stock included herein give effect to the stock split.

      Certain prior year amounts have been reclassified to conform to the current period presentation.

      As of January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". Adoption of this pronouncement had no effect on the Company's unaudited consolidated financial statements since the Company does not have any derivative financial instruments or hedging activities.

2.    CORPORATE STRUCTURE

      On September 7, 2000, Andrx Corporation completed a Reorganization whereby it acquired the outstanding equity of its Cybear Inc. subsidiary that it did not previously own, reincorporated in Delaware, and created two new classes of common stock: (i) Andrx common stock to track the performance of the Andrx Group, which includes Andrx Corporation and subsidiaries, other than its ownership of Cybear Inc., its subsidiaries and certain potential future Internet businesses of Andrx Corporation and (ii) Cybear common stock to track the performance of Cybear Group, which includes Cybear Inc., its subsidiaries and certain potential future Internet businesses of Andrx Corporation. In connection with the Reorganization, Andrx Corporation shareholders exchanged each share of common stock (pre-Reorganization) held for one share of Andrx common stock and
 .1489 shares of Cybear common stock and Cybear stockholders, other than Andrx Corporation, exchanged each share of Cybear common stock (pre-Reorganization) held for one share of Cybear common stock.

      Holders of Andrx common stock and Cybear common stock have no specific rights to the assets, operating results and cash flows of Andrx or Cybear, as Andrx Corporation holds title to all its assets and is responsible for all of its liabilities, operating results and cash flows, regardless of how it allocates assets and liabilities among the classes of common stock and are therefore subject to the risks of investing in the business, assets and liabilities of Andrx Corporation as a whole. For instance, the assets allocated to each class of common stock may be subject to Company-wide claims of creditors and stockholder litigation. Andrx and Cybear are subject to all the risks and uncertainties of Andrx Corporation detailed herein or detailed from time to time in Andrx Corporation's filings with the SEC.

      Andrx Corporation's unaudited consolidated financial statements include consolidated operating results, along with net income (loss), basic and diluted earnings (loss) per share, basic and diluted shares outstanding for each class of common stock. The unaudited consolidated financial statements do not reflect consolidated basic and diluted earnings (loss) per share since there is no underlying equity security related to the consolidated financial results.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
             (in thousands, except for share and per share amounts)

3.    EARNINGS (LOSS) PER SHARE

      As a result of the Reorganization, Andrx Corporation's operating results for the three months ended March 31, 2001 have been allocated to each class of common stock. For the three months ended March 31, 2001, net income of Andrx common stock and net income per share of Andrx common stock excludes Andrx Corporation's 100% ownership of Cybear. For the three months ended March 31, 2000, net income of Andrx common stock and net income per share of Andrx common stock is based on the consolidated results of Andrx Corporation, including its majority ownership of Cybear.

      ANDRX

      The shares used in computing net income per share of Andrx common stock are based on the weighted average shares of Andrx common stock outstanding for the three months ended March 31, 2001 and 2000. The diluted basis considers the weighted average shares of common stock outstanding for Andrx common stock including common stock equivalents.

      A reconciliation of the denominators of basic and diluted earnings per share of Andrx common stock is as follows:

                                                               Three Months ended
                                                                    March 31,
                                                       ---------------------------------
                                                             2001               2000
                                                       ---------------     -------------
      Basic weighted average shares of
        common stock outstanding                           69,596,000        63,212,600

        Effect of dilutive items:
          Stock options                                     2,321,600         2,619,600
                                                       ---------------     -------------
      Diluted weighted average shares
        of common stock outstanding                        71,917,600        65,832,200
                                                       ===============     =============
      Anti-dilutive weighted average stock options          1,367,700            89,100
                                                       ===============     =============

      The above anti-dilutive weighted average stock options to purchase shares of Andrx common stock were excluded in computing diluted earnings per share because their effects were anti-dilutive for the respective periods.

      CYBEAR

      The shares used in computing net loss per share of Cybear common stock are based on the weighted average shares of Cybear common stock outstanding for the three months ended March 31, 2001. Cybear generated a net loss for the three months ended March 31, 2001. Accordingly, all Cybear common stock equivalents were excluded from the Cybear calculation of diluted shares since the effects were anti-dilutive. As of March 31, 2001, there were 779,500 anti-dilutive weighted average stock options.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
             (in thousands, except for share and per share amounts)

      The following table reconciles the consolidated net income in the Andrx Corporation and subsidiaries unaudited consolidated financial statements to the supplemental group financial statements (see Note 10) and, for the three months ended March 31, 2000 includes pro forma earnings (loss) per share of Andrx and
Cybear:

                                                                      Three Months Ended
                                                                           March 31,
                                                                ------------------------------
                                                                    2001              2000
                                                                ------------      ------------
Andrx Corporation and subsidiaries consolidated net income      $     14,603      $     16,371
                                                                ------------      ------------
Add back Cybear net loss included above:
 Subsequent to the Reorganization                                      4,566              --
 Prior to the Reorganization                                            --               6,609
                                                                ------------      ------------
Cybear net loss                                                        4,566             6,609
Less minority ownership in Cybear net loss
   prior to the Reorganization and other                                --              (1,839)
                                                                ------------      ------------
Andrx net income (excluding Andrx' ownership of Cybear)         $     19,169      $     21,141
                                                                ============      ============
Andrx net income per share (Pro forma in 2000)
 Basic                                                          $       0.28      $       0.33
                                                                ============      ============
 Diluted                                                        $       0.27      $       0.32
                                                                ============      ============
Andrx weighted average shares outstanding (Pro forma in 2000)
 Basic                                                            69,596,000        63,212,600
                                                                ============      ============
 Diluted                                                          71,917,600        65,832,200
                                                                ============      ============
Cybear net loss                                                 $     (4,566)     $     (6,609)
                                                                ============      ============
Basic and diluted net loss per share (Pro forma in 2000)        $      (0.30)     $      (0.43)
                                                                ============      ============
Cybear weighted average shares outstanding (Pro forma in 2000)    15,203,000        15,203,000
                                                                ============      ============

      For the three months ended March 31, 2000, the Andrx pro forma per share amounts represent Andrx' operating results excluding Cybear, divided by the historical Andrx Corporation weighted average shares of common stock outstanding. For the three months ended March 31, 2000, the Cybear pro forma per share amount is calculated assuming the weighted average outstanding shares of Cybear common stock equals the shares outstanding as of the date of the Reorganization.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
             (in thousands, except for share and per share amounts)

4.    INCOME TAXES

      For the three months ended March 31, 2001, the Company provided $8,856 for income taxes or 38% of income before income taxes. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% due to the effect of state income taxes. In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. Had the separate return method of accounting for income taxes been utilized prior to the Reorganization, there would have been no change to income taxes for the three months ended March 31, 2000. Conversely, applying the pro rata method for the three months ended March 31, 2001 would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $1,700. Such allocation has an earnings per share effect of approximately $0.02 per diluted Andrx common share and approximately $0.11 per diluted Cybear common share.

      For the three months ended March 31, 2000, the Company provided $11,856, for income taxes or 42%, of income before income taxes. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% due to the effect of state income taxes and Andrx Corporation's inability to utilize its share of Cybear's losses, when Andrx Corporation's ownership of Cybear was reduced below 80% during the period from June 23, 1999 through September 6, 2000.

      Cybear was excluded from Andrx Corporation's consolidated income tax returns and will file as a separate tax entity for all periods from June 23, 1999 through September 6, 2000. Beginning on the effective date of the Reorganization, for tax purposes, Cybear's results of operations will be included in the consolidated income tax returns of Andrx Corporation, as Andrx Corporation owns 100% of Cybear.

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

      Under the provisions of the tax sharing agreement related to the Reorganization, for financial statement purposes, at such time as Cybear achieves profitability, or is otherwise able to recognize its tax benefits under accounting principles generally accepted in the United States, if ever, Cybear will recognize the benefit of its accumulated income tax benefits (which had previously been utilized by Andrx) in its statement of operations with a corresponding decrease to Cybear Group equity (i.e., effectively accounted for as a non-cash dividend). To the extent Andrx is profitable and is able to utilize such tax benefit and Cybear is generating losses, it is expected that Andrx' effective tax rate will be less than the statutory Federal and state rate. If Cybear attains profitability or is otherwise able to recognize its tax benefits, Andrx' effective tax rate may be greater than the statutory Federal and state income tax rate to the extent Cybear's then unreimbursed accumulated tax benefits that can be realized (Andrx will then reverse the tax benefits previously recorded, i.e., effectively transferring such tax benefits to Cybear in the form of a non-cash equity transaction).

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
             (in thousands, except for share and per share amounts)

      In October 2000, Andrx Corporation and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by Andrx Corporation for specific tax benefits utilized by Andrx Corporation in connection with an election Cybear made on its 1999 Federal corporate tax return to amortize certain expenses and/or attributes over a period of ten years and agrees that it will make such election again on its separate 2000 Federal corporate tax return for the period from January 1, 2000 to September 6, 2000 for certain expenses and/or attributes incurred within that period. Such reimbursements from the Company will be accounted for by Cybear as a capital contribution. As a result of the supplement to the tax sharing agreement, Cybear may be reimbursed for the after-tax effect of amortizing approximately $6,000 of such expenses over 10 years.

5.    COMPREHENSIVE INCOME

      The components of the Company's comprehensive income are as follows:

                                                                      Three Months Ended
                                                                            March 31,
                                                                  ----------------------------
                                                                       2001           2000
                                                                  -------------    -----------
Net income                                                         $    14,603     $   16,371
Unrealized gain (loss) on investments available-for-sale, net of reclassification adjustments and income taxes of
  $460 in 2001 and $115 in 2000                                            788            (27)
                                                                  -------------    -----------
Comprehensive income                                               $    15,391     $   16,344
                                                                  =============    ===========

6.    BUSINESS SEGMENTS

      The Company operates in the following business segments:

o Anda, Inc. ("Anda") markets and distributes generic pharmaceuticals manufactured by third parties though its in-house telemarketing staff primarily to independent pharmacies, non-warehousing chains and physician offices. Anda includes the activity of Valmed Pharmaceuticals, Inc. after the March 15, 2000 acquisition date. Anda operating results exclude participation in the sales of products developed and manufactured by Andrx Pharmaceuticals, Inc. ("Andrx Pharm"), but includes sales related to the distribution of the bioequivalent Albuterol Meter Dose Inhaler ("MDI") product manufactured by Armstrong Pharmaceuticals ("Armstrong"). Andrx completed its acquisition of Armstrong on March 30, 2001 (see Note 8). Sales of Armstrong's Albuterol MDI product after the acquisition date will be excluded from the Anda segment and will be included in the Andrx Pharm segment.

o Andrx Pharm researches and develops bioequivalent versions of selected controlled-release brand name pharmaceuticals utilizing its proprietary drug delivery technologies and manufactures and sells such products. The Andrx Pharm segment also includes the operations of the Company's Aspire Pharmaceuticals, Inc. ("Aspire") subsidiary. Aspire researches and develops bioequivalent versions of specialty and niche pharmaceutical products.

o Aura Laboratories, Inc. ("Aura Labs") applies the proprietary drug delivery technologies developed by Andrx Pharm to the research and development of brand name controlled-release formulations of existing immediate release and controlled-released drugs. The Aura Labs segment includes CTEX Pharmaceuticals, Inc. ("CTEX") which Andrx acquired on January 23, 2001 (see Note 8).

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
             (in thousands, except for share and per share amounts)

o Cybear is an information technology company that is using the Internet to improve the efficiency of clinical, administrative and communications tasks in the healthcare industry. Cybear is an Internet service provider, or ISP, and an application service provider, or ASP. Cybear also includes the Cybearclub joint venture with Andrx, intended to distribute healthcare products to physicians through the Internet.

         The category "Corporate and Other" consists of corporate headquarters, including general and administrative expenses, interest income, income taxes and in 2000 includes adjustments for minority interest in Cybear.

         The Company evaluates the performance of the segments after all intercompany sales are eliminated. The allocation of income taxes is not evaluated at the segment level.

The following table presents financial information by business segment:

                                                                          As of and for the
                                                                          Three Months Ended
                                                                            March 31, 2001
                                                       Andrx             Aura                           Corporate &
                                      Anda             Pharm             Labs            Cybear            Other        Consolidated
                                   ------------     -------------    -------------    -------------     ------------    ------------
Revenues                            $  107,031        $   39,827        $   8,901        $   1,583         $      -      $  157,342
Income (loss) from operations           10,677            21,862           (4,142)          (4,778)          (3,673)         19,946
Interest income                              -                 -                -              212            3,301           3,513
Total assets, end of period            174,377           161,542           34,984           35,470          291,342         697,715

                                                                          Three Months Ended
                                                                            March 31, 2000
                                                       Andrx             Aura                           Corporate &
                                      Anda             Pharm             Labs            Cybear            Other        Consolidated
                                   ------------     -------------    -------------    -------------     ------------    ------------
Revenues                            $   67,611        $   44,136        $   3,500        $     231         $      -      $  115,478
Income (loss) from operations            4,130            30,256              477           (7,168)          (2,345)         25,350
Interest income                              -                 -                -              559              972           1,531
Interest expense                           474                 -                -                -                -             474

7.    MEMORANDUM OF UNDERSTANDING WITH GENPHARM

      The Company entered into a memorandum of understanding ("MOU") with Genpharm, Inc. ("Genpharm") relating to the filing dates of their respective Abbreviated New Drug Applications ("ANDA") for a bioequivalent version of Prilosec. While the United States Food and Drug Administration ("FDA") assigned to Andrx the earliest filing date for this product, Genpharm had contended that the FDA improperly refused to accept the filing of its earlier ANDA submission. Rather than litigating the issue of which of their ANDA's was the first filed, and what ramifications flowed from that, including the possibility of affecting Andrx' 180-days of market exclusivity, the parties agreed to set aside their dispute in order to maximize the likelihood that there will be a bioequivalent product made available to U.S. consumers as soon as prudently possible.

      The MOU currently provides that Andrx will market whichever of these products may first be lawfully and prudently marketed, and that through cross licenses, the parties will receive royalties based on the profits derived from the sale of either or both products according to a sliding scale. Based on the anticipated profits, Andrx will initially share 15% of those profits with Genpharm. The parties are considering changes to the terms of the MOU.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
             (in thousands, except for share and per share amounts)

8.    ACQUISITIONS

      On January 23, 2001, Andrx completed its acquisition of CTEX, a privately owned pharmaceutical company based in Canton, Mississippi. The acquisition was accounted for using the purchase method of accounting. The total purchase price, including transaction costs, was approximately $29,229, consisting of approximately $11,062 in cash and 291,000 shares of Andrx common stock valued at $18,167. The purchase price was in excess of the preliminary estimate of the fair value of net assets acquired and resulted in goodwill of $30,113. Such goodwill is being amortized on a straight-line basis over its estimated life of 10 years. In addition, in connection with the acquisition, Andrx made non-interest bearing loans to the former CTEX shareholders for $3,697 which are due to Andrx no later than January 23, 2006 but under certain circumstances may be forgiven as additional purchase price consideration. However, in the event of default, the loans bear interest at 18% or the highest rate permitted by applicable state law and are collateralized by 68,250 shares of Andrx common stock. These loans are included in Other assets in the consolidated balance sheet as of March 31, 2001. The operating results of CTEX are included in the unaudited consolidated financial statements subsequent to the January 23, 2001 acquisition.

      On March 30, 2001, Andrx completed its acquisition of substantially all of the assets of Armstrong, a division of Celltech Manufacturing, Inc., formerly known as Medeva Pharmaceuticals, Inc., based in West Roxbury, Massachusetts. Armstrong manufactures pharmaceutical aerosols, principally MDIs and holds an ANDA for Albuterol MDI. The acquisition was accounted for using the purchase method of accounting. The total purchase price, including transaction costs, of approximately $18,115, subject to adjustments based on a closing audit of Armstrong's working capital as defined, was preliminarily allocated among the acquired net assets, resulting in no goodwill.

      As the acquisitions were not significant, pro forma information is not presented.

9.    LITIGATION

      On April 2, 2001, the United States Federal Trade Commission ("FTC") voted to approve the proposed Agreement Containing Consent Order with Associated Decision and Order (the "Consent Decree") between the FTC and Andrx relating to the administrative complaint filed against Aventis S.A. ("Aventis") and the Company concerning the 1997 Stipulation and Agreement ("Stipulation"). After a 30-day period of public comment, in which no comments were submitted, the Consent Decree was approved by the FTC. There were no penalties or fines as a result of the Consent Decree. Consequently, there was no material adverse effect to the Company's results of operations.

      In the class action multi-district antitrust litigation concerning the Stipulation, the Eastern District Court of Michigan on April 3, 2001 certified as a class the indirect purchasers of Cardizem(R) CD residents in Michigan.

      In the Prilosec multidistrict litigation pending in New York, Astra, Aktiebolaget Hassle, Astra Merck Enterprises, Inc. and Astra Merck Inc. (collectively, the "Astra Group") amended the complaint to assert patent infringement claims relating to patent no. 6,013,281 and permitted claims of willful infringement to be pleaded. On April 9, 2001, Andrx filed an action against the Astra Group and the FDA alleging antitrust and unfair competition claims and seeking a declaratory judgment relating to the recent Orange Book listing of the four newly issued patents and the consequences thereof.

      On May 4, 2001, Aktiebolaget Hassle, KBI-E Inc., and Astrazeneca LP filed suit against Andrx and Cipla LTD ("Cipla"), a supplier of bulk omeprazole used in Andrx' bioequivalent version of Prilosec(R), in the United States District Court for the Southern District of Florida claiming that Cipla's product infringes a patent that was issued to Aktiebolaget Hassle in 1985 upon assignment from the inventors. The Company believes the claim has no merit and will vigorously oppose it.

      In the lawsuit brought by Andrx on February 9, 2001 in the United States District Court for the Southern District of Florida to compel Biovail Corporation ("Biovail") to delist its recently acquired patent, Biovail has filed a counterclaim against Andrx under the Lanham Act for Andrx allegedly asserting its bioequivalent product is bioequivalent to Tiazac(R). Andrx believes the claim is spurious and will vigorously oppose it.

      On April 5, 2001, Biovail filed suit in the United States District Court for the Southern District of Florida for alleged infringement of a recently acquired patent. On April 25, 2001, Andrx filed an answer, raising certain affirmative defenses and asserting certain counterclaims. On April 26, 2001, Andrx filed a motion for summary judgment on the grounds that its product does not and will not infringe the patent and that the patent is invalid and unenforceable.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
             (in thousands, except for share and per share amounts)

      The trial in the Depakote(R) patent infringement suit has been rescheduled to commence on March 11, 2002.

      On May 14, 2001, the Attorney General for the State of New York filed an antitrust lawsuit against Andrx and Aventis in the U.S. District Court for the Eastern District of Michigan on behalf of consumers in the State of New York and 14 other states and the District of Columbia. The lawsuit essentially reiterates the claims asserted against Andrx in 1998 that are currently being litigated, in some cases on behalf of those same consumers, in the multi-district antitrust litigation pending in the U.S. District Court for the Eastern District of Michigan. The lawsuit also seeks the same relief as the aforementioned lawsuit. Andrx plans to vigorously oppose the claims set forth in the complaint.

      Except as stated above, there have been no other material developments in any legal matters described in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

10.   SUPPLEMENTAL GROUP FINANCIAL STATEMENTS

      Holders of Andrx common stock and Cybear common stock have no specific rights to the assets, operating results and cash flows of Andrx or Cybear, as Andrx Corporation holds title to all its assets and is responsible for all of its liabilities, operating results and cash flows regardless of how it allocates assets and liabilities among the classes of common stock and are therefore subject to the risks of investing in the business, assets and liabilities of Andrx Corporation as a whole. For instance, the assets allocated to each class of common stock may be subject to Company-wide claims of creditors and stockholder litigation. Following are the separate supplemental unaudited consolidated financial statements for Andrx Group and Cybear Group.

Andrx Group
(representing Andrx Corporation and its subsidiaries other than Cybear) Unaudited Consolidated Balance Sheets

                                                        March 31,   December 31,
ASSETS                                                    2001         2000
                                                       ----------   ------------
Current assets
   Cash and cash equivalents                           $   83,048     $  111,131
   Investments available-for-sale, at market value        194,856        208,977
   Accounts receivable, net                               102,057         92,069
   Inventories                                            115,476        101,219
   Deferred income tax assets, net                         18,508         18,968
   Prepaid and other current assets, net                   12,111         11,295
                                                       ----------     ----------
Total current assets                                      526,056        543,659

Property, plant and equipment, net                         90,598         71,433
Goodwill, net                                              37,652          8,263
Other assets                                                8,367          5,698
                                                       ----------     ----------
Total assets                                           $  662,673     $  629,053
                                                       ==========     ==========

LIABILITIES AND ANDRX GROUP EQUITY
Current liabilities
  Accounts payable                                     $   48,087     $   69,551
  Accrued liabilities                                      39,489         33,312
  Income taxes payable                                     10,090          3,944
                                                       ----------     ----------
Total current liabilities                                  97,666        106,807

Commitments and contingencies

Andrx Group equity                                        565,007        522,246
                                                       ----------     ----------
Total liabilities and Andrx Group equity               $  662,673     $  629,053
                                                       ==========     ==========

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
             (in thousands, except for share and per share amounts)


      Andrx Group
      (representing Andrx Corporation and its subsidiaries other than Cybear) Unaudited Consolidated Statements of Income

                                                     Three Months Ended
                                                          March 31,
                                                ---------------------------
                                                    2001            2000
                                                -----------     -----------
      Revenues
        Distributed products                    $   107,031     $    67,611
        Andrx products                               44,754          44,114
        Licensing and other                           3,974           3,522
                                                -----------     -----------
      Total revenues                                155,759         115,247
                                                -----------     -----------
      Operating expenses
        Cost of goods sold                           93,861          62,995
        Selling, general and administrative          22,518          11,542
        Research and development                     14,656           8,211
                                                -----------     -----------
      Total operating expenses                      131,035          82,748
                                                -----------     -----------
      Income from operations                         24,724          32,499

      Other income (expense)
        Interest income                               3,301             972
        Interest expense                               --              (474)
                                                -----------     -----------
      Income before income taxes                     28,025          32,997

      Income taxes                                    8,856          11,856
                                                -----------     -----------
      Net income                                $    19,169     $    21,141
                                                ===========     ===========

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
             (in thousands, except for share and per share amounts)

Andrx Group
(representing Andrx Corporation and its subsidiaries other than Cybear) Unaudited Consolidated Statements of Cash Flows

                                                                              Three Months Ended
                                                                                   March 31,
                                                                         ----------------------------
                                                                             2001            2000
                                                                         -----------      -----------
Cash flows from operating activities
Net income                                                               $    19,169      $    21,141
  Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization                                              2,356            1,200
    Income tax benefits related to exercises of stock options                  2,710            6,284
    Changes in operating assets and liabilities
      Accounts receivable, net                                                (6,813)          13,406
      Inventories                                                              4,876            4,670
      Prepaid and other assets                                                   773            1,446
      Accounts payable and accrued liabilities                               (22,394)         (17,462)
      Income taxes payable                                                     6,146           (6,343)
                                                                         -----------      -----------
Net cash provided by operating activities                                      6,823           24,342
                                                                         -----------      -----------
Cash flows from investing activities:
    Maturities of investments available-for-sale, net                         15,369            2,596
    Purchases of property, plant and equipment                               (19,383)          (9,674)
    Acquisition of CTEX Pharmaceuticals, Inc., net of cash acquired          (11,007)            --
    Acquisition of Armstrong Pharmaceuticals                                 (18,115)            --
    Acquisition of Valmed Pharmaceuticals, Inc., net of cash acquired            --           (15,195)
                                                                         -----------      -----------
Net cash used in investing activities                                        (33,136)         (22,273)
                                                                         -----------      -----------
Cash flows from financing activities
    Proceeds from exercises of stock options                                   1,927            3,019
    Loans to former CTEX Pharmaceuticals, Inc. shareholders                   (3,697)            --
    Net borrowings under bank loan                                              --                144
                                                                         -----------      -----------
Net cash provided by (used in) financing activities                           (1,770)           3,163
                                                                         -----------      -----------
Net increase (decrease) in cash and cash equivalents                         (28,083)           5,232

Cash and cash equivalents, beginning of period                               111,131           17,795
                                                                         -----------      -----------
Cash and cash equivalents, end of period                                 $    83,048      $    23,027
                                                                         ===========      ===========
Supplemental disclosure of cash paid during the period for:

    Interest                                                             $      --        $       474
                                                                         ===========      ===========
    Income taxes                                                         $      --        $    11,915
                                                                         ===========      ===========
Supplemental disclosure of non-cash investing activities:
    Value of Andrx common stock issued in the acquisition of
      CTEX Pharmaceuticals, Inc.                                         $   18,167
                                                                         ===========

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
             (in thousands, except for share and per share amounts)

Cybear Group
(representing Cybear Inc. and its subsidiaries)
Unaudited Consolidated Balance Sheets

                                                          March 31,     December 31,
                                                            2001           2000
                                                         ----------     ----------
ASSETS
Current Assets
   Cash and cash equivalents                             $    1,598     $    4,478
   Investments available-for-sale, at market value           10,384         12,223
   Accounts receivable, net                                   1,324            891
   Prepaid and other current assets, net                        467            550
                                                         ----------     ----------
         Total current assets                                13,773         18,142

Property and equipment, net                                   5,645          6,340
Goodwill, net                                                13,064         14,027
Other assets                                                  2,988            996
                                                         ----------     ----------
          Total assets                                   $   35,470     $   39,505
                                                         ==========     ==========

LIABILITIES AND CYBEAR GROUP EQUITY
Current liabilities
  Accounts payable                                       $    1,920     $    1,552
  Accrued liabilities                                           565            402
                                                         ----------     ----------
         Total current liabilities                            2,485          1,954

Commitments and contingencies

Cybear Group equity                                          32,985         37,551
                                                         ----------     ----------
           Total liabilities and Cybear Group equity     $   35,470     $   39,505
                                                         ==========     ==========

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
             (in thousands, except for share and per share amounts)


Cybear Group
(representing Cybear Inc. and its subsidiaries)
Unaudited Consolidated Statements of Operations


                                                      Three Months Ended
                                                           March 31,
                                                 --------------------------
                                                     2001           2000
                                                 -----------    -----------
Revenues
  Cybearclub LC Internet product sales           $       925    $        66
  Cybearclub LC telemarketing product sales             --              149
  Web development, hosting and other services            524             12
  Subscription                                           134              4
                                                 -----------    -----------
Total revenues                                         1,583            231
                                                 -----------    -----------
Operating expenses
  Cost of goods sold                                     871            209
  Network operations and support                       1,048          1,015
  Product development                                  1,429            948
  Selling, general and administrative                  1,482          2,694
  Depreciation and amortization                        1,531            549
  Merger costs and other non-recurring charges          --            1,984
                                                 -----------    -----------
Total operating expenses                               6,361          7,399
                                                 -----------    -----------
Loss from operations                                  (4,778)        (7,168)

Other income
  Interest income                                        212            559
                                                 -----------    -----------
Net loss                                         $    (4,566)   $    (6,609)
                                                 ===========    ===========

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
             (in thousands, except for share and per share amounts)


Cybear Group
(representing Cybear Inc. and its subsidiaries)
Unaudited Consolidated Statements of Cash Flows

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   ------------------------------
                                                                                       2001              2000
                                                                                   ------------      ------------
Cash flows from operating activities
    Net loss                                                                       $     (4,566)     $     (6,609)
    Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation and amortization                                                     1,534               549
        Other non-cash charges                                                             --                 856
        Changes in operating assets and liabilities
           Accounts receivable, net                                                        (433)              (58)
           Prepaid and other assets                                                          81               313
           Accounts payable and accrued liabilities                                         531               537
                                                                                   ------------      ------------
Net cash used in operating activities                                                    (2,853)           (4,412)
                                                                                   ------------      ------------
Cash flows from investing activities
        Maturities of investments available-for-sale, net                                 1,839               390
        Funding of convertible note receivable, net                                        --              (4,000)
        Purchases of property and equipment                                                 (29)             (617)
        Purchase of software licenses                                                      --              (2,524)
        Mediconsult.com, Inc. advances and transaction costs                             (2,071)             --
        AHT Corporation note receivable and investment                                      234              --
                                                                                   ------------      ------------
Net cash used in investing activities                                                       (27)           (6,751)
                                                                                   ------------      ------------
Casn flows from financing activities
        Proceeds from exercises of stock options                                           --                 281
                                                                                   ------------      ------------
Net cash provided by financing activities                                                  --                 281
                                                                                   ------------      ------------
Net decrease in cash and cash equivalents                                                (2,880)          (10,882)
Cash and cash equivalents, beginning of period                                            4,478            11,922
                                                                                   ------------      ------------
Cash and cash equivalents, end of period                                           $      1,598      $      1,040
                                                                                   ============      ============

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except for share and per share amounts)

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

      Through Cybearclub, Cybear generated $925 in revenues for the three months ended March 31, 2001 as compared to $215 for the 2000 Quarter. Cybearclub revenues for the three months ended March 31, 2001, consist of $925 of physician Internet sales reported as Cybearclub LC Internet product sales. For the three months ended March 31, 2000 Cybearclub revenues consist of (i) $66 of physician Internet sales reported as Cybearclub Internet product sales and (ii) $149 of sales procured by Andrx telemarketers and entered by Cybear employees over the Internet (i.e. transition revenues), reported as Cybearclub LC telemarketing product sales.

      For the first quarter of 2000, as originally reported by Cybear, all Cybearclub product sales were presented as E-commerce sales. In the second quarter of 2000, Cybear changed its presentation from E-commerce sales to Cybearclub LC sales and in the third quarter of 2000, Cybear further changed its presentation to Cybearclub LC Internet product sales (i.e. physician office Internet orders) and Cybearclub LC telemarketing product sales (i.e. telemarketing orders entered over the Internet on behalf of physician customers by Cybear employees).

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except for share and per share amounts)

      As part of its operations, Andrx purchases products from outside vendors and distributes them to pharmacies and physicians whom it generally contacts through telemarketers. In connection with Cybearclub, Andrx sells some of those products to Cybearclub at cost and charges Cybearclub for certain fulfillment and back office operations such as purchasing, warehousing and distribution, as well as customer service and telemarketing activities. Under the joint venture agreement negotiated by the parties, such services were charged at a rate of 6% of gross sales for the three months ended March 31, 2001 and 10% (subsequently retroactively reduced to 6% with the effect recorded in the second quarter of
2000) of gross sales for the three months ended March 31, 2000. The current rate of 6% could increase if Cybearclub achieves certain quarterly gross sales levels. For the three months ended March 31, 2001 and 2000, Andrx charged Cybearclub $57 and $22, respectively, for the services it provided.

      Cybearclub operating results were net losses of $83 and $25 for the three months ended March 31, 2001 and 2000, respectively, for which Cybear recorded Andrx minority interest of $37 and $11, respectively, which is included in selling, general and administrative expenses in the unaudited statements of operations.

Management Services

      Cybear and Andrx have a corporate services agreement whereby Andrx provides Cybear with various management services. For the three months ended March 31, 2001 and 2000, Cybear incurred amounts for these services based upon mutually agreed upon allocation methods. Management believes that the amounts incurred for these services approximate fair value. Costs for such services were $30 for each of the periods.

Accounts Payable

      Accounts payable in Cybear's consolidated balance sheets, includes $428 and $602, as of March 31, 2001 and December 31, 2000, respectively, representing amounts payable to Andrx for the purchase of the products sold by Cybearclub and services provided by Andrx.

Tax Sharing Agreement

      Andrx and Cybear have entered into a tax sharing agreement, as supplemented, in connection with the Reorganization (see Note 4).

Line of Credit

      In March 2001, Andrx agreed to furnish Cybear with a $12,000 line of credit. The line of credit provides Cybear with the ability to begin drawing cash once Cybear's cash balance falls below $3,000. Drawings will be subject to various financial and non-financial covenants, will bear interest at a rate equal to prime plus 1% or Andrx' cost of borrowing, whichever is greater, and shall be payable upon the expiration of the line of credit on March 31, 2004 or the occurrence of certain other events. As of March 31, 2001, no amounts have been drawn against this line of credit.

11.   SUBSEQUENT EVENT

      On April 2, 2001, the Company acquired Mediconsult.com, Inc. ("Mediconsult") in a stock-for-stock merger whereby each share of Mediconsult common stock was exchanged for 0.1430 shares of Cybear common stock, subject to adjustments. Accordingly, 9,387,723 shares of Cybear common stock will be initially issued in this transaction, valued at approximately $3,500 as of the closing date, and up to an additional 2,345,736 shares of Cybear common stock may be issued, when the adjustments, if any, to the merger consideration, are determined. Mediconsult is now part of Cybear. Mediconsult includes Physicians' Online, a leading physician Internet portal, as well as eMedEd, Mediconsult's on-line medical education service for physicians. In addition to these services, physicians use Mediconsult to provide on-line information to their patients through Mediconsult's MyDoctor.com service. The acquisition will be accounted for using the purchase method of accounting. In connection with this transaction, as of March 31, 2001, Cybear had advanced Mediconsult $1,350 and had paid $721 in transaction costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      Andrx was organized in August 1992, and commenced marketing and distributing bioequivalent pharmaceuticals manufactured by third parties. In February 1993, Andrx began to engage in the development of bioequivalent versions of controlled-release pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, Andrx commenced its efforts to develop brand name controlled-released products and an Internet based application for healthcare providers. In 1999, the Company expanded its research and development efforts to include bioequivalent versions of specialty or niche pharmaceutical products. Through October 9, 1997, Andrx' distribution operations had generated substantially all of its revenues. On October 10, 1997, the FDA granted final approval of Andrx' Abbreviated New Drug Application ("ANDA") for a bioequivalent version of Dilacor XR(R), Andrx' first manufactured product, which it immediately launched as Diltia XT(R).

      In September 1997, Andrx entered into a Stipulation and Agreement
(the "Stipulation") with Aventis S.A. ("Aventis") in connection with the patent infringement litigation involving Cardizem(R) CD in order to reduce the risks that both parties faced as the case was litigated to its conclusion. Andrx agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against Aventis. Aventis agreed to compensate Andrx for its lost profits, which were stipulated to be $100.0 million per year, if Andrx ultimately prevailed in the litigation and to grant Andrx a license for Aventis' patents under certain conditions, including if Andrx ultimately lost the litigation. Aventis also agreed to make non-refundable interim quarterly payments of $10.0 million to Andrx, beginning upon Andrx' receipt of final FDA approval for its bioequivalent version of Cardizem(R) CD and continuing until the litigation was resolved or certain other events occurred. In July 1998, the FDA granted final marketing approval for Andrx' ANDA for a bioequivalent version of Cardizem(R) CD. In June 1999, litigation concerning Cardizem(R) CD was resolved and on June 23, 1999, Andrx launched its reformulated bioequivalent version of Cardizem(R) CD, Cartia XT(R), which enjoyed a 180-day period of marketing exclusivity through December 19, 1999.

      In June 1999, Andrx entered into an agreement with Geneva Pharmaceuticals, Inc. ("Geneva"), a member of the Novartis Pharmaceutical Group, for the sale and marketing of specified products. Geneva committed to make license payments of $1.0 million a month for 40 months, in exchange for exclusive marketing rights in specified territories for controlled-release dosage forms of existing products that Andrx is developing for submissions as New Drug Applications
(NDAs). Under this arrangement, one of Andrx' NDA products has been out-licensed for the United States. Upon receiving approval by the FDA or other regulatory agencies, Andrx will receive royalties from the sale of such products with certain minimum guaranteed levels of royalties in the first three years. In June 2000, Andrx amended its agreement with Geneva to include, among other things, additional license payments to Andrx of up to $6.0 million. Andrx has also committed to continuing to sell Geneva's bioequivalent products through, the Company's distribution operation.

      In 1997, Andrx formed Cybear, an information technology subsidiary. In June 1999, Cybear completed a public equity offering of its shares at $16.00 per share, thereby reducing Andrx' ownership in Cybear below 80%.

      In August 1999, Andrx and Cybear formed Cybearclub LC ("Cybearclub"), a joint venture intended to distribute healthcare products to physician offices through the Internet.

      On September 7, 2000, Andrx Corporation completed the Reorganization whereby Andrx acquired the outstanding equity of its Cybear Inc. subsidiary that it did not previously own, reincorporated in Delaware, and created two new classes of common stock - Andrx common stock, to track the performance of the Andrx Group, which includes Andrx Corporation and subsidiaries, other than its ownership of Cybear Inc., its subsidiaries and certain potential future Internet businesses of Andrx Corporation, and Cybear common stock, to track the performance of the Cybear Group, which includes Cybear Inc., its subsidiaries and certain potential future Internet businesses of Andrx Corporation. In connection with the Reorganization, Andrx shareholders exchanged each share of common stock (pre-Reorganization) held for one share of Andrx common stock and
 .1489 shares of Cybear common stock and Cybear stockholders, other than Andrx Corporation, exchanged each share of Cybear common stock (pre-Reorganization) held for one share of Cybear common stock.

ANDRX CORPORATION AND SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 2001 ("2001 Quarter"), As Compared To Three Months Ended March 31, 2000 ("2000 Quarter")

      For the 2001 Quarter, Andrx Corporation reported net income of $14.6 million, as compared to net income of $16.4 million for the 2000 Quarter.

      Sales from distributed products increased by 59.2% to $108.0 million for the 2001 Quarter, as compared to $67.8 million for the 2000 Quarter. The 2001 Quarter includes $5.3 million of sales of Andrx' distribution of the bioequivalent version of Albuterol Meter Dose Inhaler ("MDI") product manufactured by Armstrong Pharmaceuticals ("Armstrong"). Andrx completed its acquisition of Armstrong on March 30, 2001. Sales of Armstrong's Albuterol MDI product after the acquisition date will be included in Andrx product sales. The increase in sales from distributed products also reflects an increase in sales to existing customers, an increase in the number of customers, as well as, the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines. The 2001 Quarter also includes a full quarter of sales from Valmed Pharmaceuticals, Inc. ("Valmed"), which Andrx acquired in March 2000.

      Sales of Andrx products were $44.8 million for the 2001 Quarter, as compared to $44.1 million in the 2000 Quarter. Sales of Andrx products include sales of Diltia XT(R), it's bioequivalent version of Dilacor XR(R), and Cartia XT(R), its bioequivalent version of Cardizem CD(R). The 2001 Quarter also includes $5.1 million of sales of products marketed by CTEX Pharmaceuticals, Inc. ("CTEX"), which Andrx acquired on January 23, 2001.

      Andrx Corporation generated $4.6 million of licensing and other revenues in the 2001 Quarter, as compared to $3.5 million in the 2000 Quarter, primarily from the licensing agreement with Geneva, as amended. In addition, the 2001 Quarter also includes royalties from Bayer Corporation's consumer care division for an over the counter product utilizing extended-release technology developed by Andrx.

      Gross profit from sales of distributed and Andrx products was $58.0 million with a gross margin of 38.0% in the 2001 Quarter, as compared to $48.7 million, with a gross margin of 43.5% in the 2000 Quarter. The increase in gross profit is a result of an increase in product sales and the decrease in gross margin is a result of an increase in sales of distributed products within the product mix.

      Selling, general and administrative expenses were $22.5 million or 14.3% of total revenues for the 2001 Quarter, as compared to $11.5 million or 10.0% of total revenues for the 2000 Quarter. Selling, general and administrative expenses include administration, marketing, selling and warehousing of both distributed products and Andrx products, the establishment of brand sales and marketing efforts, royalties to the Company's Co-Chairman and Chief Scientific Officer related to sales of Cartia XT(R), as well as corporate overhead including legal costs related to patent infringement matters related to the Company's ANDA filings and anti-trust matters. The increase in selling, general and administrative expenses in the 2001 Quarter, as compared to the 2000 Quarter, is primarily due to the increase in the activities necessary to support the increase in product sales, establishment of brand sales and marketing infrastructure, including CTEX, and an increase in legal costs.

      Research and development expenses were $14.7 million in the 2001 Quarter, as compared to $8.2 million in the 2000 Quarter. The increase in research and development expenses of $6.4 million or 78.5% reflects the progress and expansion of Andrx Corporation's development activities in its bioequivalent
(ANDA) and brand name (NDA) drug development programs. During 2001, Andrx submitted ANDAs to the FDA for bioequivalent versions of Paxil(R) and Glucotrol XL(R) and also submitted its first NDA to the FDA for Lovastatin XL, an extended-release tablet form of Lovastatin.

      Through Cybear, Andrx Corporation incurred $5.5 million of Internet operating expenses in the 2001 Quarter, as compared to $7.2 million in the 2000 Quarter. Cybear Internet operating expenses represent Cybear's operating expenses except cost of goods sold. See page 28 for the discussion of Cybear's operating expenses.

      Interest income was $3.5 million in the 2001 Quarter, as compared to $1.5 million in the 2000 Quarter. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2001 Quarter, as compared to the 2000 Quarter. The increase was primarily the result of the net proceeds of $235.8 million received from Andrx' May 2000 public equity offering and the net cash provided by operating activities. The Company invests in investment grade interest bearing securities.

      Interest expense was $474,000 in the 2000 Quarter. Interest expense was incurred on the borrowings from Andrx Corporation's bank loan. The bank loan was terminated in December 2000.

      Minority interest in Cybear was $1.8 million in the 2000 Quarter. There was no minority interest in Cybear after the Reorganization.

      For the 2001 Quarter, Andrx Corporation provided $8.9 million for income taxes or 38% of income before income taxes. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% due to the effect of state income taxes. In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. (See Note 4 to notes to the unaudited consolidated financial statements.) Had the separate return method of accounting for income taxes been utilized prior to the Reorganization, there would have been no change to income taxes for the 2000 Quarter. Conversely, applying the pro rata method for the 2001 Quarter would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $1.7 million. Such allocation has an earnings per share effect of approximately $0.02 per diluted Andrx common share and approximately $0.11 per diluted Cybear common share.

      For the 2000 Quarter, Andrx Corporation provided $11.9 million for income taxes or 42% of income before income taxes. Andrx Corporation provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% primarily due to the effect of state income taxes and Andrx Corporation's inability to utilize its share of Cybear's losses, when Andrx Corporation's ownership of Cybear was reduced below 80% during the period from June 23, 1999 to September 6, 2000.

      The basic and diluted weighted average shares of Andrx common stock outstanding were 69.6 million and 71.9 million, respectively, in the 2001 Quarter, as compared to 63.2 million and 65.8 million, respectively, in the 2000 Quarter. Such increases resulted primarily from Andrx Corporation's May 2000 public offering of 5.2 million shares of Andrx common stock, stock option exercises and approximately 291,000 shares issued in January 2001 in connection with the acquisition of CTEX. All share and per share amounts of Andrx common stock reflect the April 2000 two-for-one stock split effected in the form of a 100% stock dividend.

      The basic and diluted weighted average shares of Cybear common stock outstanding was 15.2 million for the 2001 Quarter.

      As of January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". Adoption of the provisions of this pronouncement had no effect since the Company does not have any derivative financial instruments or hedging activities.

Liquidity and Capital Resources

      As of March 31, 2001, Andrx Corporation had $289.9 million in cash, cash equivalents and investments available-for-sale, of which $12.0 million relates to Cybear, and $439.7 million of consolidated working capital, of which $11.3 million relates to Cybear.

      Net cash provided by operating activities was $4.0 million in the 2001 Quarter, as compared to $14.0 million in the 2000 Quarter. The 2001 Quarter includes net income of $14.6 million, income tax benefits related to exercises of stock options of $2.7 million, an increase of $6.1 million in income taxes payable and a decrease in inventories of $4.9 million, offset by an increase in accounts receivable, net, of $7.2 million and a decrease in accounts payable and accrued liabilities of $21.7 million. In comparison, the 2000 Quarter includes net income of $16.4 million, decreases in accounts receivable of $13.3 million and inventories of $4.7 million, offset by decreases in accounts payable and accrued liabilities of $16.8 million, income taxes payable of $6.3 million and an increase in prepaid and other assets of $3.5 million.

      Net cash used in investing activities was $33.2 million in the 2001 Quarter, as compared to $22.4 million in the 2000 Quarter. In the 2001 Quarter investments available-for-sale, net, of $17.2 million matured, as compared to $3.0 million in the 2000 Quarter. In the 2001 Quarter, the Company purchased $19.4 million of property, plant and equipment, as compared to $10.3 million in the 2000 Quarter. In the 2001 Quarter, the Company acquired CTEX, net of cash acquired, for $11.0 million in cash (and $18.2 million in Andrx common stock), and acquired Armstrong for $18.1 million. In the 2000 Quarter, Andrx acquired Valmed for $15.2 million, net of cash acquired.

      Net cash used in financing activities was $1.8 million in the 2001 Quarter, as compared to net cash provided by financing activities of $2.8 million in the 2000 Quarter. Net cash used in financing activities in the 2001 Quarter consisted of $3.7 million in loans to the former CTEX shareholders, offset by $1.9 million in proceeds from the issuance of Andrx common stock upon the exercises of stock options. Net cash provided by financing activities for the 2000 Quarter consisted primarily of $3.0 million in proceeds from the issuance of Andrx common stock upon the exercises of stock options.

      The Company currently has three products tentatively approved at the FDA (bioequivalent versions of Prilosec(R), Tiazac(R) and Naprelan(R)). The Company has ten bioequivalent products awaiting approval at the FDA (including, but not limited to, bioequivalent versions of Welbutrin SR(R), Zyban(R), K-Dur(R), Claritin D-24(R), Depakote(R), Lodine XL(R), Procardia XL(R), Claritin Reditabs(R), Accupril(R) and Glucophage(R)). During 2001, the Company submitted ANDAs to the FDA for bioequivalent versions for Paxil(R) and Glucotrol XL(R). Through the Company's CARAN joint venture, an ANDA for a bioequivalent version of Pepcid(R) was approved and launched in May 2001, and CARAN has an additional two ANDAs awaiting approval at the FDA. Additionally, the Company has 40 bioequivalent products in research and development at its Andrx Pharmaceuticals, Inc. ("Andrx Pharm") subsidiary and its Aspire Pharmaceuticals, Inc. ("Aspire") subsidiary. Aspire focuses on researching and developing specialty and niche bioequivalent products. Most of the products which are awaiting approval by the FDA or which are in research and development are subject to patent infringement litigation. See Note 9 to notes to the unaudited consolidated financial statements and Note 16 to notes to the audited consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2000.

      For the year ending December 31, 2001, Andrx expects to incur approximately $60 million to $70 million in research and development expenses related to Andrx' bioequivalent (ANDA) and brand (NDA) development programs.

      Andrx anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future.

ANDRX GROUP

Results of Operations

2001 Quarter, as compared to the 2000 Quarter

      For the 2001 Quarter, Andrx reported net income of $19.2 million, as compared to net income of $21.1 million for the 2000 Quarter.

      Sales from distributed products increased by 58.3% to $107.0 million for the 2001 Quarter, as compared to $67.6 million for the comparable 2000 Quarter. In the 2001 Quarter sales of distributed products include $5.3 million of sales from Andrx' distribution of the bioequivalent versions of Albuterol MDI product manufactured by Armstrong. Andrx completed the acquisition of Armstrong on March 30, 2001. Sales of Armstrong's Albuterol MDI product after the acquisition date will be included in Andrx product sales. The increase in sales from distributed products also reflects an increase in sales to existing customers, an increase in the number of customers, as well as, the participation in distribution of new products launched by other pharmaceutical companies offset by overall price declines. The 2001 Quarter also includes a full quarter of sales from Valmed, which Andrx acquired in March 2000.

      Sales of Andrx products were $44.8 million for the 2001 Quarter, as compared to $44.1 million for the 2000 Quarter. Sales of Andrx products include Diltia XT(R), its bioequivalent version of Dilacor XR(R), and Cartia XT(R), its bioequivalent version of Cardizem(R) CD. The 2001 Quarter also include $5.1 million of sales of products marketed by CTEX, which Andrx acquired on January 23, 2001.

      Andrx generated $4.0 million of licensing and other revenues in the 2001 Quarter, as compared to $3.5 million in the 2000 Quarter primarily from the licensing agreement with Geneva, as amended. In addition, the 2001 Quarter also includes royalties from Bayer Corporation's consumer care division for an over the counter product utilizing extended-release technology developed by Andrx.

      Gross profit from sales of distributed and Andrx products was $57.9 million, with a gross margin of 38.2% in the 2001 Quarter, as compared to $48.7 million, with a gross margin of 43.6% in the 2000 Quarter. The increase in gross profit is a result of an increase in product sales and the decrease in gross margin is a result of an increase in distributed products sales within the product mix.

      Selling, general and administrative expenses were $22.5 million, or 14.5% of total revenues for the 2001 Quarter, as compared to $11.5 million, or 10.0% of total revenues, for the 2000 Quarter. Selling, general and administrative expenses include administration, marketing, selling and warehousing of both distributed and Andrx products, the establishment of brand and sales marketing efforts, royalties to the Company's Co-Chairman and Chief Scientific Officer related to sales of Cartia XT, as well as corporate overhead including legal costs related to patent infringement matters related to the Company's ANDA filings and anti-trust matters. The increase in selling, general and administrative expenses in the 2001 Quarter, as compared to the 2000 Quarter, is primarily due to the increase in the activities necessary to support the increase in product sales, establishment of brand sales and marketing infrastructure, including CTEX, and an increase in legal costs.

      Research and development expenses were $14.7 million in the 2001 Quarter, as compared to $8.2 million in the 2000 Quarter. The increase in research and development expenses of $6.4 million, or 78.5%, reflects the progress and expansion of Andrx' development activities in its bioequivalent (ANDA) and brand name (NDA) drug development programs. During 2001, Andrx has submitted ANDAs to the FDA for bioequivalent versions of Paxil(R) and Glucotrol XL(R) and also submitted its first NDA to the FDA for Lovastatin XL, an extended-released tablet form of Lovastatin.

      Andrx reported interest income of $3.3 million in the 2001 Quarter, as compared to $972,000 in the 2000 Quarter. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2001 Quarter, as compared to the 2000 Quarter. The increase was primarily attributable to the public offering of Andrx common stock in May 2000, that raised net proceeds of approximately $235.8 million. Andrx invests in investment grade interest bearing securities.

      Interest expense was $474,000 in the 2000 Quarter, resulting from borrowings under the Company's bank loan, which was terminated December 2000.

      In the 2001 Quarter, Andrx reported income taxes of $8.9 million or 32% of income before income taxes. The tax rate in the 2001 Quarter is the result of Andrx' ability to realize certain tax benefits from Cybear subsequent to the Reorganization. In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method). (See note 4 to notes to the unaudited consolidated financial statements.) Had the separate return method of accounting for income taxes been utilized prior to the Reorganization, there would have been no change to income taxes for the 2000 Quarter. Conversely, applying the pro rata method for the 2001 Quarter would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $1.7 million. For the 2000 Quarter, Andrx Corporation provided $11.9 million for income taxes or 36% of income before income taxes. Andrx Corporation provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% primarily due to the effect of state income taxes.

      As of January 1, 2001, Andrx adopted the provisions of SFAS No. 133. Adoption of the provisions of this pronouncement had no effect since the Company does not have any derivative financial instruments or hedging activities.

Liquidity and Capital Resources

      As of March 31, 2001, Andrx had $277.9 million in cash, cash equivalents and investments available-for-sale, and $428.4 million of working capital.

      Net cash provided by operating activities was $6.8 million in the 2001 Quarter, as compared to $24.3 million in the 2000 Quarter. The 2001 Quarter includes net income of $19.2 million, income tax benefits related to exercises of stock options of $2.7 million, an increase of $6.1 million in income taxes payable and a decrease in inventories of $4.9 million, offset by an increase of $6.8 million of accounts receivable, net and decreases in accounts payable and accrued liabilities of $22.4 million. In comparison, the 2000 Quarter includes net income of $21.1 million, income tax benefits related to exercises of stock options of $6.3 million, decreases in accounts receivable, net, of $13.4 million, and inventories of $4.7 million, offset by decreases in accounts payable and accrued liabilities of $17.5 million and income taxes payable of $6.3 million.

      Net cash used in investing activities was $33.1 million in the 2001 Quarter, as compared to $22.3 million in the 2000 Quarter. In the 2001 Quarter, $15.4 million of investments available-for-sale, net, matured, as compared to $2.6 million in the 2000 Quarter. In the 2001 Quarter and 2000 Quarter, Andrx purchased $19.4 million and $9.7 million, respectively, of property, plant and equipment. In the 2001 Quarter, Andrx acquired CTEX, net of cash acquired, for $11.0 million in cash (and $18.2 million in Andrx common stock) and acquired Armstrong for $18.1 million. In the 2000 Quarter, Andrx acquired Valmed for $15.2 million, net of cash acquired.

      Net cash used in financing activities was $1.8 million in the 2001 Quarter, as compared to net cash provided by financing activities of $3.2 million in the 2000 Quarter. Net cash used in financing activities in the 2001 Quarter consisted primarily of $3.7 million in loans to the former CTEX shareholders offset by $1.9 million in proceeds from the issuance of shares of Andrx common stock upon the exercises of stock options. Net cash provided by financing activities for the 2000 Quarter consisted of $3.0 million in proceeds from the issuance of shares of Andrx common stock upon the exercises of stock options.

      Andrx currently has three products tentatively approved at the FDA (bioequivalent versions of Prilosec(R), Tiazac(R) and Naprelan(R)). Andrx has ten bioequivalent products awaiting approval at the FDA (including but not limited to bioequivalent versions of Welbutrin SR(R), Zyban(R), K-Dur(R), Claritin D-24(R), Depakote(R), Lodine XL(R), Procardia XL(R), Claritin Reditabs(R), Accupril(R) and Glucophage(R)). In 2001, Andrx submitted ANDAs to the FDA for bioequivalent versions of Paxil(R) and Glucotrol XL(R). Through the Company's CARAN joint venture, an ANDA for a bioequivalent version of Pepcid(R) was approved and launched in May 2001, and CARAN has an additional two ANDAs awaiting approval at the FDA. Additionally, the Company has 40 bioequivalent products under development at Andrx Pharm and Aspire. Aspire focuses on researching and developing specialty and niche bioequivalent products. Most of the products which are awaiting approval by the FDA or which are in research and development are subject to patent infringement litigation. See Note 9 to notes to unaudited consolidated financial statements and Note 16 to the notes to the audited consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2000.

      For the year ending December 31, 2001, Andrx expects to incur approximately $60 million to $70 million in research and development expenses related to Andrx' bioequivalent (ANDA) and brand (NDA) development programs.

      Andrx anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future.

CYBEAR GROUP


Results of Operations


2001 Quarter, as compared to 2000 Quarter


      For the 2001 Quarter, Cybear reported a net loss of $4.6 million, as compared to a net loss of $6.6 million for the 2000 Quarter.


     Cybear recorded total revenues of $1.6 million in the 2001 Quarter, as compared to $231,000 in the 2000 Quarter.


      Revenues in the 2001 Quarter include $925,000 from Cybearclub LC ("Cybearclub"), Cybear's joint venture with Andrx Corporation, intended to distribute healthcare products to physician offices through the Internet. Under this joint venture, Cybearclub utilized Andrx telemarketers to transition Andrx customers, as well as new physician customers, to place orders with Cybearclub over the Internet. As a result of an amendment to the joint venture agreement, beginning October 9, 2000 Cybearclub revenues consist of physician Internet sales entered by physician offices on the Internet and do not include revenues procured by Andrx telemarketers which will be recorded by Andrx. Cybearclub's $925,000 in revenues for the 2001 Quarter represents physician Internet sales, reported as "Cybearclub LC Internet product sales." For the 2000 Quarter, Cybearclub revenues were $215,000, consisting of $66,000, representing physician Internet sales reported as "Cybearclub LC Internet product sales", and $149,000 representing sales procured by Andrx telemarketers and entered by Cybear employees over the Internet on behalf of customers reported as "Cybearclub LC telemarketing product sales."


      Cybear generated $524,000 in revenues associated with its Web development, hosting and other services for the 2001 Quarter, as compared to $12,000 for the comparable 2000 Quarter. Such revenues exclude $74,000 of deferred revenue related to licenses of certain electronic prescription delivery patents.


     Revenues from Dr. Cybear product subscriptions were $134,000 for the 2001 Quarter, as compared to $4,000 for the comparable 2000 Quarter.


      Gross profit from Cybearclub LC Internet product sales was $54,000 with a gross margin of 5.8% in the 2001 Quarter, as compared to gross profit of $6,000 with a gross margin of 2.8% for the 2000 Quarter with respect to Cybearclub Internet product sales and telemarketing product sales.


      Network operations and support costs were $1.0 million in the 2001 Quarter and in the 2000 Quarter. Network operations and support costs consist of personnel and related costs associated with operating the network operations center and providing customer support, telecommunications costs and maintenance expense on computer hardware and software.


      Product development costs were $1.4 million in the 2001 Quarter, as compared to $948,000 in the 2000 Quarter. The increase in product development costs reflects the progress and expansion of Cybear's development activities.


      Selling, general and administrative expenses were $1.5 million in the 2001 Quarter, as compared to $2.7 million for the 2000 Quarter. Selling, general and administrative expenses consists primarily of salaries and personnel related expenses for the sales, executive and administrative functions, consulting and advertising fees, housing fees and professional fees. The decrease in such expenses, is primarily the result of a reduction in personnel, marketing agreements and overall cost cutting measures.


      Depreciation and amortization expense was $1.5 million in the 2001 Quarter, as compared to $549,000 in the 2000 Quarter. The increase in depreciation and amortization in the 2001 Quarter resulted primarily from the increase in amortization of goodwill established from the acquisition of Telegraph Consulting Corporation and amortization on $10.4 million of goodwill resulting from the Reorganization.


      The 2000 Quarter results include $832,000 in merger costs associated with the Reorganization between Cybear and Andrx and $1.2 million in other non-recurring charges consisting of severance costs, impairment charges to certain assets and costs incurred to terminate an agreement.


      Cybear earned interest income of $212,000 for the 2001 Quarter, as compared to $559,000 for the 2000 Quarter. The interest income was generated primarily from the investment of the net proceeds raised in the Cybear Inc. June 1999 public offering and from convertible notes receivable. Cybear invests in investment grade interest bearing securities.


      In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. (See Note 4 to notes to the unaudited consolidated financial statements). Had the separate return method of accounting for income taxes been utilized prior to the Reorganization, there would have been no change to income taxes for the 2000 Quarter. Conversely, applying the pro rata method for the 2001 Quarter would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $1.7 million.


      As of January 1, 2001, Cybear adopted the provisions of SFAS No. 133. Adoption of the provisions of this pronouncement had no effect since Cybear does not have any derivative financial instruments or hedging activities.

Liquidity and Capital Resources

      As of March 31, 2001, Cybear had approximately $12.0 million in cash, cash equivalents and investments available-for-sale and $11.3 million of working capital.

      Net cash used in operating activities was $2.9 million for the 2001 Quarter, as compared to $4.4 million for the 2000 Quarter. The 2001 Quarter includes a net loss of $4.6 million, offset by depreciation and amortization expense of $1.5 million. The 2000 Quarter includes a net loss of $6.6 million, offset by depreciation and amortization expense of $549,000, and other non-cash charges of $856,000 resulting primarily from impairment charges to certain assets.

      Net cash used in investing activities was $27,000 in the 2001 Quarter, as compared to $6.8 million in the 2000 Quarter. In the 2001 Quarter, Cybear received proceeds of $1.8 million from maturities of investments available-for-sale, net, and funded $2.1 million to Mediconsult.com, Inc. for advances and transaction costs. In the 2000 Quarter, Cybear purchased $2.5 million in software licenses and funded a $4.0 million one year convertible promissory note from AHT Corporation.

      There were no financing activities during the 2001 Quarter. Net cash provided by financing activities was $281,000 for the 2000 Quarter from the exercises of stock options.

      Cybear has incurred net operating losses and negative cash flows from operating activities since its inception. Cybear expects to continue to incur significant expenses in product development, network operations, customer support, sales and marketing and administrative areas. As a result, Cybear expects to continue to incur substantial operating losses for the foreseeable future, and may never achieve or sustain profitability.

      In March 2001, Andrx Corporation agreed to furnish Cybear with a $12.0 million line of credit. The line of credit provides Cybear with the ability to begin drawing cash once Cybear's cash balance falls below $3.0 million. Drawings will be subject to various financial and non-financial covenants, will bear interest at a rate equal to prime plus 1% or Andrx' cost of borrowing, whichever is greater, and shall be payable upon the expiration of the line of credit on March 31, 2004 or the occurrence of other certain events. As of March 31, 2001, no amounts have been drawn against the line of credit.

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

                                ANDRX CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Note 9 to the "Andrx Corporation and subsidiaries Notes to Unaudited Consolidated Financial Statements" included in Part I Item 1 of this report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      In January 2001, Andrx Corporation issued 291,000 shares of Andrx common stock as part of the purchase price, in connection with the acquisition of CTEX Pharmaceuticals, Inc.

      In April 2001, Andrx Corporation issued 35,000 shares of Cybear common stock to a law firm for certain legal services performed.

      All of the foregoing shares were issued without registration pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) 10.58 - Line of Credit Agreement

         (b) Reports on Form 8-K: On January 17, 2001, Andrx Corporation filed a current report on Form 8-K to announce that it had entered into definitive agreement to acquire Mediconsult.com, Inc. in a stock-for-stock merger (the "Merger"). On April 17, 2001, Andrx Corporation filed a Current Report on
Form 8-K to announce that on April 2, 2001 it had consummated the Merger.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2001

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


 Ex #              Exhibit Description

10.58         Line of Credit Agreement