Form 10-Q
period 2001-06-30
ANDRX CORP /DE/
filed 2001-08-14
CIK 1123337

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-Q

                                -----------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                -----------------

                         Commission file number 0-31475

                               ANDRX CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                         65-1013859
(State or other jurisdiction of incorporation or             (I.R.S. Employer
               organization)                                Identification No.)


            4955 Orange Drive                                     33314
             Davie, Florida                                     (Zip Code)
 (Address of principal executive offices)

                                (954) 584-0300
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 X  YES    __ NO
                               -----

     The approximate number of shares outstanding of each of the issuer's series of common stock as of August 6, 2001:

Andrx Group common stock                               70,134,700
                                                    ------------------
Cybear Group common stock
(reflects the effect of the July 31, 2001
one-for-four reverse stock split)                       6,742,300
                                                    ------------------

                               ANDRX CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

     On September 7, 2000, Andrx Corporation completed a plan of merger and reorganization (the "Reorganization") whereby it acquired the outstanding equity of its Cybear Inc. subsidiary that it did not own, reincorporated in Delaware and created two new classes of common stock:

     . Andrx Group Common Stock (the "Andrx common stock"), to track the performance of Andrx Group (the "Andrx Group"), which includes Andrx Corporation and subsidiaries, other than its ownership of (a) Cybear Inc. and its subsidiaries, (b) certain potential future Internet businesses of Andrx Corporation and (c) effective April 2, 2001, Mediconsult.com, Inc. and its subsidiaries ("Mediconsult").

     . Cybear Group Common Stock (the "Cybear common stock"), to track the performance of Cybear Group (the "Cybear Group"), which includes (a) Cybear Inc. and its subsidiaries, (b) certain potential future Internet businesses of Andrx Corporation and (c) effective April 2, 2001, Mediconsult.

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

     Holders of Andrx common stock and Cybear common stock are stockholders of Andrx Corporation, have no specific rights to assets designated to Andrx or Cybear and are subject to all the risks and uncertainties of Andrx Corporation detailed herein or detailed from time to time in Andrx Corporation's filings with the U.S. Securities and Exchange Commission ("SEC").

     This Andrx Corporation Form 10-Q contains trademarks held by Andrx Corporation and those of third parties.

     Forward-Looking Statements

     Andrx Corporation cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "to", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties. Andrx Corporation is also subject to other risks detailed herein or detailed from time to time in Andrx Corporation's SEC filings.

                               ANDRX CORPORATION
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

                                                                                         Page
                                                                                        Number
                                                                                     ------------
PART I.         FINANCIAL INFORMATION
                Item 1.  Consolidated Financial Statements                                 4

                ANDRX CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Balance Sheets -
                as of June 30, 2001 and December 31, 2000                                  4

                Unaudited Consolidated Statements of Income -
                for the three and six months ended June 30, 2001 and 2000                  5

                Unaudited Consolidated Statements of Cash Flows -
                for the six months ended June 30, 2001 and 2000                            6

                Notes to Unaudited Consolidated Financial Statements                     7 - 26

                Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                             27

                Andrx Corporation                                                       28 - 32
                Andrx                                                                   32 - 35
                Cybear                                                                  36 - 38

PART II.        OTHER INFORMATION

                Item 1.  Legal Proceedings                                                39
                Item 2.  Changes in Securities and Use of Proceeds                        39
                Item 4.  Submission of Matters to a Vote of Security Holders            39 - 40
                Item 6.  Exhibits and Reports on Form 8-K                                 40

SIGNATURES                                                                                41

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                       ANDRX CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)

                                                                             June 30,              December 31,
                                                                               2001                    2000
                                                                       -----------------      ------------------
ASSETS
Current assets
  Cash and cash equivalents                                                     $ 79,903                $115,609
  Investments available-for-sale, at market value                                201,033                 221,200
  Accounts receivable, net                                                       108,470                  92,960
  Inventories                                                                    124,863                 101,219
  Deferred income tax assets, net                                                 19,214                  18,968
  Prepaid and other current assets, net                                           16,382                  11,243
                                                                       -----------------      ------------------

    Total current assets                                                         549,865                 561,199

  Property, plant and equipment, net                                             110,516                  77,773
  Goodwill and other intangibles, net                                             69,422                  22,290
  Other assets                                                                     9,712                   6,694
                                                                       -----------------      ------------------

    Total assets                                                                $739,515                $667,956
                                                                       =================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                              $ 65,033                $ 70,501
  Accrued liabilities                                                             38,710                  33,714
  Income taxes payable                                                             8,627                   3,944
                                                                       -----------------      ------------------

    Total current liabilities                                                    112,370                 108,159
                                                                       -----------------      ------------------

Commitments and contingencies (Notes 11 and 12)

Stockholders' equity
  Convertible preferred stock; $0.001 par value,
    1,000,000 shares authorized;
    None issued and outstanding                                                        -                       -

  Common Stocks:
    Andrx common stock; $0.001 par value, 100,000,000 shares
      authorized; 70,100,000 and 69,311,200 issued and outstanding
      as of June 30, 2001 and December 31, 2000, respectively                         70                      69
    Cybear common stock; $0.001 par value, 12,500,000 shares
      authorized; 6,155,700 and 3,800,800 issued and outstanding
      as of June 30, 2001 and December 31, 2000, respectively                          6                       4
  Additional paid-in capital                                                     457,324                 420,685
  Retained earnings                                                              169,159                 138,835
  Accumulated other comprehensive income, net of income taxes                        586                     204
                                                                       -----------------      ------------------

     Total stockholders' equity                                                  627,145                 559,797
                                                                       -----------------      ------------------

     Total liabilities and stockholders' equity                                 $739,515                $667,956
                                                                       =================      ==================

  The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except for share and per share amounts)

                                                                         Three Months Ended               Six Months Ended
                                                                              June 30,                        June 30,
                                                                  -----------------------------     ---------------------------
                                                                           2001            2000            2001            2000
                                                                  -----------------------------     ---------------------------
Revenues
  Distributed products                                              $   107,676     $    78,805     $   215,632     $   146,631
  Andrx products                                                         65,476          45,994         110,230          90,108
  Other                                                                   7,711           3,782          12,343           7,320
                                                                  -----------------------------     ---------------------------
Total revenues                                                          180,863         128,581         338,205         244,059
                                                                  -----------------------------     ---------------------------
Operating expenses
  Cost of goods sold                                                    104,703          73,056         199,435         136,260
  Selling, general and administrative                                    27,925          14,338          50,443          25,880
  Research and development                                               14,398          10,483          29,054          18,694
  Cybear Internet operating expenses                                     10,026           5,826          15,516          12,997
                                                                  -----------------------------     ---------------------------
Total operating expenses                                                157,052         103,703         294,448         193,831
                                                                  -----------------------------     ---------------------------

Income from operations                                                   23,811          24,878          43,757          50,228

Other income (expense)
  Interest income                                                         3,064           2,784           6,577           4,315
  Interest expense                                                            -            (221)              -            (695)
  Minority interest in Cybear                                                 -           1,425               -           3,245
                                                                  -----------------------------     ---------------------------
Income before income taxes                                               26,875          28,866          50,334          57,093

Income taxes                                                             11,154          12,124          20,010          23,980
                                                                  -----------------------------     ---------------------------
Net income                                                          $    15,721     $    16,742     $    30,324     $    33,113
                                                                  =============================     ===========================
EARNINGS (LOSS) PER SHARE (Note 3)

ANDRX COMMON STOCK:
Net income allocated to Andrx Group                                 $    24,201     $    16,742     $    43,370     $    33,113
                                                                  =============================     ===========================
Net income per share of Andrx common stock:
    Basic                                                                 $0.35           $0.26           $0.62           $0.51
                                                                  =============================     ===========================
    Diluted                                                               $0.34           $0.25           $0.60           $0.49
                                                                  =============================     ===========================
Weighted average shares of Andrx common stock outstanding:
    Basic                                                            69,872,600      65,485,200      69,734,900      64,348,900
                                                                  =============================     ===========================
    Diluted                                                          72,149,700      68,171,400      72,030,200      67,013,100
                                                                  =============================     ===========================
CYBEAR COMMON STOCK:
Net loss allocated to Cybear Group                                  $    (8,480)                    $   (13,046)
                                                                  =============                     ===========
Basic and diluted net loss per share of
    Cybear common stock                                                  $(1.39)                         $(2.63)
                                                                  =============                     ===========
Basic and diluted weighted average shares of
    Cybear common stock outstanding (Note 1)                          6,104,800                       4,959,000
                                                                  =============                     ===========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                           ----------------------
                                                                                               2001          2000
                                                                                           ----------------------

Cash flows from operating activities
  Net income                                                                               $ 30,324     $  33,113
  Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                                                        9,486         3,781
         Writeoff of Telegraph goodwill                                                       1,982             -
         Minority interest                                                                        -        (3,245)
         Income tax benefits related to exercises of Andrx stock options (Note 1)            10,128        11,703
         Changes in operating assets and liabilities:
            Accounts receivable, net                                                        (11,852)       11,411
            Inventories                                                                      (3,974)       (1,391)
            Prepaid and other assets, net                                                      (779)        3,653
            Accounts payable and accrued liabilities                                        (16,110)      (10,866)
            Income taxes payable                                                              4,682        (1,263)
                                                                                           ----------------------
      Net cash provided by operating activities                                              23,887        46,896
                                                                                           ----------------------
Cash flows from investing activities
  Maturities (purchases) of investments available-for-sale, net                              20,548       (81,910)
  Purchases of property, plant and equipment                                                (35,500)      (24,180)
  Acquisition of CTEX Pharmaceuticals, Inc., net of cash acquired                           (11,007)            -
  Acquisition of Armstrong Pharmaceuticals                                                  (18,115)            -
  Acquisition of Entex brand product line                                                   (14,700)            -
  Acquisition of and advances to Mediconsult.com, Inc.                                       (1,892)            -
  Convertible notes receivable, net                                                             234        (4,000)
  Acquisition of Valmed Pharmaceuticals, Inc., net of cash acquired                               -       (15,195)
                                                                                           ----------------------
      Net cash used in investing activities                                                 (60,432)     (125,285)
                                                                                           ----------------------
Cash flows from financing activities
  Net proceeds from Andrx  public share offering                                                  -       235,819
  Proceeds from exercises of Andrx stock options                                              4,536         4,165
  Loans to former CTEX Pharmaceuticals, Inc. shareholders                                    (3,697)            -
  Net repayments under bank loan                                                                  -       (20,205)
  Capital transactions of Cybear Inc., net                                                        -           301
                                                                                           ----------------------
      Net cash provided by financing activities                                                 839       220,080
                                                                                           ----------------------


Net increase (decrease) in cash and cash equivalents                                        (35,706)      141,691

Cash and cash equivalents, beginning of period                                              115,609        32,555
                                                                                           ----------------------
Cash and cash equivalents, end of period                                                   $ 79,903     $ 174,246
                                                                                           ======================

Supplemental disclosure of cash paid during the period for:

      Interest                                                                             $      -     $     695
                                                                                           ======================
      Income taxes                                                                         $  5,200     $  13,540
                                                                                           ======================
Supplemental disclosures of non-cash investing activities:
    Fair value of net assets acquired in the acquisition
     of Armstrong Pharmaceuticals                                                          $ 18,115
                                                                                           ==========
    Value of Andrx common stock issued in the acquisition of CTEX Pharmaceuticals, Inc.    $ 18,167
                                                                                           ==========
    Fair value of net liabilities assumed in the acquisition of CTEX Pharmaceuticals,
     Inc.                                                                                  $    695
                                                                                           ==========
    Value of Cybear common stock issued in the acquisition of Mediconsult.com, Inc.        $  3,812
                                                                                           ==========
    Fair value of net liabilities assumed in the acquisition of Mediconsult.com, Inc.      $  6,015
                                                                                           ==========

  The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                        ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)

1.  GENERAL

     The accompanying unaudited consolidated financial statements for each period include the consolidated balance sheets, statements of income and cash flows of Andrx Corporation. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and six months ended June 30, 2001 and cash flows for the six months ended June 30, 2001 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

     In April 2000, the Company implemented a two-for-one stock split of Andrx common stock effected in the form of a 100% stock dividend. All share and per share amounts of Andrx common stock included herein give effect to the stock split.

     In July 2001, the Company implemented a one-for-four reverse stock split of its Cybear common stock. Upon effectiveness on July 31, 2001, each four shares of existing Cybear common stock were exchanged for one share of new Cybear common stock. All share and per share amounts of Cybear common stock included herein give effect to the July 31, 2001 one-for-four reverse stock split.

     Certain prior year amounts have been reclassified to conform to the current period presentation.

     In July 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option". This pronouncement addresses the presentation in the statement of cash flows of the income tax benefit associated with nonqualified stock options. Companies receive an income tax deduction for the difference between the exercise price and the market price of a nonqualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by a company upon employee exercise should be classified in the operating section of the statement of cash flows. The pronouncement is effective for all quarters ending after July 20, 2000. The Company adopted EITF 00-15 in 2000 and, accordingly, has classified income tax benefits related to exercises of stock options of $10,128 for the six months ended June 30, 2001, as an operating activity in the consolidated statements of cash flows and has reclassified $11,703 for the six months ended June 20, 2000 from financing activities to operating activities to conform with this presentation.

     As of January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". Adoption of the provisions of this pronouncement had no effect on the Company's unaudited consolidated financial statements since the Company does not have any derivative financial instruments or hedging activities.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This pronouncement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations within the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective for business combinations occurring after June 30, 2001. The Company adopted the provisions of SFAS No.141 as of the effective date. Adoption of the provisions of this pronouncement had no impact on the financial position, results of operations or cash flows of the Company.

     In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets". This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) in an acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Instead, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair-value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as a cumulative effect of a change in accounting principle. The Company has not yet assessed the impact of adopting the provisions of SFAS No. 142.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)


2.  CORPORATE STRUCTURE

     On September 7, 2000, Andrx Corporation completed the Reorganization whereby it acquired the outstanding equity of its Cybear Inc. subsidiary that it did not own, reincorporated in Delaware, and created two new classes of common stock: (i) Andrx common stock to track the performance of the Andrx Group, which includes Andrx Corporation and subsidiaries, other than its ownership of (a) Cybear Inc. and its subsidiaries, (b) certain potential future Internet businesses of Andrx Corporation, and (c) effective April 2, 2001, Mediconsult (see Note 8) and (ii) Cybear common stock to track the performance of Cybear Group, which includes (a) Cybear Inc. and its subsidiaries, (b) certain potential future Internet businesses of Andrx Corporation and (c) effective April 2, 2001, Mediconsult. In connection with the Reorganization, Andrx shareholders exchanged each share of Andrx common stock (pre-Reorganization) held for one share of Andrx common stock and .0372 shares of Cybear common stock (reflects the effect of the July 31, 2001 one-for-four reverse stock split) and Cybear stockholders, other than Andrx, exchanged each share of Cybear common stock (pre-Reorganization) held for one share of Cybear common stock.

     Holders of Andrx common stock and Cybear common stock have no specific rights to the assets, operating results and cash flows of Andrx or Cybear, as Andrx Corporation holds title to all its assets and is responsible for all of its liabilities, operating results and cash flows, regardless of how it allocates assets and liabilities among the classes of common stock and are therefore subject to the risks of investing in the business, assets and liabilities of Andrx Corporation as a whole. For instance, the assets allocated to each class of common stock may be subject to Company-wide claims of creditors and stockholder litigation. Andrx and Cybear are subject to all the risks and uncertainties of Andrx Corporation detailed herein or from time to time in Andrx Corporation's filings with the SEC.

     Subsequent to the Reorganization, Andrx Corporation's unaudited consolidated financial statements include consolidated operating results, and for each class of common stock also include an allocation of net income (loss), including related basic and diluted earnings (loss) per share and basic and diluted shares outstanding. The unaudited consolidated financial statements do not reflect consolidated basic and diluted earnings (loss) per share since there is no underlying equity security related to the consolidated financial results.


3.  EARNINGS (LOSS) PER SHARE

     As a result of the Reorganization, Andrx Corporation's operating results for the three and six months ended June 30, 2001 have been allocated to each class of common stock. For the three and six months ended June 30, 2001, net income and basic and diluted net income per share of Andrx common stock excludes Andrx Corporation's 100% ownership of Cybear. For the three and six months ended June 30, 2000, net income and basic and diluted net income per share of Andrx common stock is based on the consolidated results of Andrx Corporation, including its majority ownership of Cybear.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)


     ANDRX

     The shares used in computing net income per share of Andrx common stock are based on the weighted average shares of Andrx common stock outstanding for the three and six months ended June 30, 2001 and 2000. The diluted basis considers the weighted average shares of common stock outstanding for Andrx common stock including dilutive common stock equivalents. The anti-dilutive weighted average stock options to purchase shares of Andrx common stock were excluded in computing diluted earnings per share because their effects were anti-dilutive for the respective periods.

     A reconciliation of the denominators of basic and diluted earnings per share of Andrx common stock is as follows:

                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                           --------------------------  -------------------------

                                               2001          2000          2001         2000
                                           --------------------------  -------------------------

Basic weighted average shares of
  common stock outstanding                  69,872,600    65,485,200    69,734,900    64,348,900

  Effect of dilutive items:
     stock options                           2,277,100     2,686,200     2,295,300     2,664,200
                                           --------------------------  -------------------------

Diluted weighted average shares
  of common stock outstanding               72,149,700    68,171,400    72,030,200    67,013,100
                                           ==========================  =========================


Anti-dilutive weighted average
  stock options                              1,233,400        66,900      1,201,100       35,700
                                           ==========================  =========================

     CYBEAR

     The shares used in computing net loss per share of Cybear common stock are based on the weighted average shares of Cybear common stock outstanding for the three and six months ended June 30, 2001. Cybear generated a net loss for the three and six months ended June 30, 2001. Accordingly, all Cybear common stock equivalents were excluded from the Cybear calculation of diluted shares since the effects were anti-dilutive. As of June 30, 2001, there were 372,000 anti-dilutive weighted average stock options of Cybear common stock (reflects the effect of the July 31, 2001 one-for-four reverse stock split).

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)


     RECONCILIATION TO SUPPLEMENTAL GROUP FINANCIAL STATEMENTS

     The following table reconciles the consolidated net income in the Andrx Corporation and subsidiaries unaudited consolidated financial statements to the supplemental group financial statements (see Note 10) and, for the three and six months ended June 30, 2000 includes pro forma earnings (loss) per share of Andrx and Cybear:


                                                                 For The Three Months               For The Six Months
                                                                    Ended June 30,                   Ended  June 30,
                                                             -----------------------------    -----------------------------
                                                                 2001            2000             2001            2000
                                                             ------------  ---------------    -----------   ---------------
Andrx Corporation and subsidiaries consolidated net income    $    15,721     $    16,742      $    30,324      $    33,113
                                                             ------------  ---------------    -----------   ---------------
Cybear net loss included above:
  Subsequent to the Reorganization                                  8,480               -           13,046                -
  Prior to the Reorganization                                           -           5,190                -           11,799
                                                             ------------  ---------------    -----------   ---------------

Add back Cybear net loss                                            8,480           5,190           13,046           11,799
Less minority ownership in Cybear net loss
  prior to the Reorganization and other                                 -          (1,443)               -           (3,282)
                                                             ------------  ---------------    -----------   ---------------
Andrx net income
(excluding Andrx's ownership of Cybear)                       $    24,201     $    20,489      $    43,370      $    41,630
                                                             ============  ===============    ===========   ===============


Andrx net income per share
(Pro forma in 2000)
  Basic                                                       $      0.35     $      0.31      $      0.62      $      0.65
                                                             ============  ===============    ===========   ===============
  Diluted                                                     $      0.34     $      0.30      $      0.60      $      0.62
                                                             ============  ===============    ===========   ===============


Andrx weighted average shares outstanding
(Pro forma in 2000)
  Basic                                                        69,872,600      65,485,200       69,734,900       64,348,900
                                                             ============  ===============    ===========   ===============
  Diluted                                                      72,149,700      68,171,400       72,030,200       67,013,100
                                                             ============  ===============    ===========   ===============


Cybear net loss                                               $    (8,480)    $    (5,190)     $   (13,046)     $   (11,799)
                                                             ============  ===============    ===========   ===============

Cybear basic and diluted net loss per share
(Pro forma in 2000)                                           $     (1.39)    $     (1.37)     $     (2.63)     $    (3.10)
                                                             ============  ===============    ===========   ===============
Cybear weighted average shares outstanding
(Pro forma in 2000) (Note 1)                                    6,104,800       3,800,800        4,959,000        3,800,800
                                                             ============  ===============    ===========   ===============


   For the three and six months ended June 30, 2000, the Andrx pro forma per share amounts represent Andrx's operating results excluding Cybear, divided by the historical Andrx Corporation weighted average shares of common stock outstanding. For the three and six months ended June 30, 2000, the Cybear pro forma per share amount is calculated assuming the weighted average outstanding shares of Cybear common stock equals the shares outstanding as of the date of the Reorganization (reflects the effect of the July 31, 2001 one-for-four reverse stock split).

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)


4.  INCOME TAXES

     For the three and six months ended June 30, 2001, the Company provided $11,154 and $20,010, respectively, for income taxes, or 42% and 40%, respectively, of income before income taxes. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% due to the effect of state income taxes, non-deductible goodwill amortization and writeoffs at Cybear, offset by the realization of certain research and development tax credits. For the three and six months ended June 30, 2000, the Company provided $12,124 and $23,980, respectively, for income taxes, or 42%, of income before income taxes for each period. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% due to the effect of state income taxes and the Company's inability to utilize its share of Cybear's losses, when the Company's ownership of Cybear was reduced below 80% during the period from June 23, 1999 through September 6, 2000. In connection with the Reorganization, Andrx Corporation changed its method of accounting for the allocation of income taxes within the consolidated group from the pro rata method to the separate return method. Had the separate return method of accounting for income taxes been utilized prior to the Reorganization, there would have been no change to income taxes for the three and six months ended June 30, 2000. Conversely, applying the pro rata method for the three and six months ended June 30, 2001 would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $1,900 and $3,300, respectively. Such allocation has an earnings per share effect of approximately $0.03 per diluted Andrx common share and approximately $0.31 per diluted Cybear common share for the three months ended June 30, 2001 and $0.05 per diluted Andrx common share and $0.67 per diluted Cybear common share for the six months ended June 30, 2001.

     Cybear is excluded from Andrx Corporation's consolidated income tax returns for the period from June 23, 1999 through September 6, 2000. Beginning on the effective date of the Reorganization, for tax purposes, Cybear's results of operations will be included in the consolidated income tax returns of Andrx Corporation, as Andrx Corporation now owns 100% of Cybear.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)


     Under the provisions of the tax sharing agreement related to the Reorganization, for financial statement purposes, at such time as Cybear achieves profitability, or is otherwise able to recognize its tax benefits under accounting principles generally accepted in the United States, if ever, Cybear will recognize the benefit of its accumulated income tax benefits (which had previously been utilized by Andrx) in its statement of operations with a corresponding decrease to Cybear Group equity (i.e., effectively accounted for as a non-cash dividend). To the extent Andrx is profitable and is able to utilize such tax benefit and Cybear is generating losses, it is expected that Andrx's effective tax rate will be less than the statutory Federal and state rate. If Cybear attains profitability or is otherwise able to recognize its tax benefits, Andrx's effective tax rate may be greater than the statutory Federal and state income tax rate to the extent Cybear's then unreimbursed accumulated tax benefits that can be realized (Andrx will then reverse the tax benefits previously recorded, i.e., effectively transferring such tax benefits to Cybear in the form of a non-cash equity transaction).

     In October 2000, Andrx Corporation and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by Andrx Corporation for specific tax benefits utilized by Andrx Corporation in connection with an election Cybear made on its 1999 Federal corporate tax return to amortize certain expenses and/or attributes over a period of ten years and agrees that it will make such election again on its separate 2000 Federal corporate tax return for the period from January 1, 2000 to September 6, 2000 for certain expenses and/or attributes incurred within that period. Such reimbursements from the Company will be accounted for by Cybear as capital contributions. As a result of the supplement to the tax sharing agreement, Cybear may be reimbursed for the after-tax effect of amortizing approximately $6,000 of such expenses over 10 years.

5.  COMPREHENSIVE INCOME

     The components of the Company's comprehensive income are as follows:

                                                                           Three Months               Six Months
                                                                          Ended June 30,            Ended June 30,
                                                                  ---------------------------------------------------
                                                                          2001         2000         2001         2000
                                                                  ---------------------------------------------------
Net income                                                             $15,721      $16,742      $30,324      $33,113
                                                                  ---------------------------------------------------

Unrealized gain (loss) on investments available-for-sale                  (641)          30          607           64
Income taxes                                                               237          (11)        (225)         (24)
Reclassification adjustments                                                (2)           7            -           13
                                                                  ---------------------------------------------------
                                                                          (406)          26          382           53
                                                                  ---------------------------------------------------

Comprehensive income                                                   $15,315      $16,768      $30,706      $33,166
                                                                  ===================================================


                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)


6.  TELEGRAPH CONSULTING CORPORATION ("TELEGRAPH") GOODWILL

     In June 2001, the Company wrote off the remaining $1,982 of goodwill established with the acquisition of Telegraph by Cybear in 1999. Such writeoff was the result of an evaluation of the Telegraph goodwill in consideration of, among other things, Cybear's business strategy and the acquisition of Mediconsult, (see Note 8). As a result, the future benefits previously associated with the Telegraph goodwill no longer exists .

7.  PRODUCT MARKETING RIGHTS

     On June 30, 2001, Andrx purchased the Entex(R) line of cough and cold products from an affiliate of Elan Corporation, plc for $14,700 and royalties on net sales. The purchase price for the product rights will be amortized over its estimated useful life of ten years.

     On July 1, 2001, Andrx entered into an eight year agreement with the pharmaceutical division of Mallinckrodt, a Tyco healthcare company ("Mallinckrodt"), for the marketing rights and supply of three hydrocodone products, which Andrx will market under the brand name Procet(R). As part of the agreement, Andrx will pay Mallinckrodt royalties on the net sales of this product line. Two dosage strengths of Procet are currently approved by the FDA and the third strength, representing the highest strength, is expected to be approved in 2002.

8.  MEDICONSULT ACQUISITION

     On April 2, 2001, the Company acquired Mediconsult in a stock-for-stock merger whereby each share of Mediconsult common stock was exchanged for 0.03575 shares of Cybear common stock (reflects the effect of the July 31, 2001 one-for-four reverse stock split). Accordingly, 2,346,300 shares of Cybear common stock were initially issued in April 2001 in connection with this transaction, valued at approximately $3,812 as of the closing date, and upon satisfaction of certain merger conditions, an additional 586,600 shares of Cybear common stock were issued to the Mediconsult stockholders in July 2001. The acquisition was accounted for using the purchase method of accounting. In connection with this transaction, Cybear incurred $1,892 in transaction costs. The purchase price, including transaction costs, was in excess of the preliminary estimate of the fair value of the net liabilities assumed, resulting in goodwill of $11,719, to be amortized over its estimated useful life of five years (see Note 1).

     The following unaudited pro forma information combines the consolidated results of operations of Andrx Corporation and Mediconsult including the allocation of the pro forma operating results to Andrx Corporation's classes of common stock as if the transaction had occurred as of the beginning of the period for each of the periods presented after giving effect to certain adjustments including amortization of the purchase price in excess of the net liabilities assumed, elimination of historical goodwill amortization, elimination of compensation expense relating to the difference between SFAS No. 123, "Accounting for Stock-Based Compensation" and APB No. 25, "Accounting for Stock Issued to Employee," interest expense and income tax benefit. The unaudited pro forma information for the 2000 periods, also gives effect to the Reorganization as if it had occurred at the beginning of the 2000 periods. This unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred if Andrx Corporation and Mediconsult had been combined and the Reorganization had occurred during such periods. Moreover, the unaudited pro forma information is for informational purposes only and is not intended to be indicative of the results of operations to be attained in the future.

     The following unaudited pro forma information does not give effect to the Company's January 23, 2001 acquisition of CTEX Pharmaceuticals, Inc. ("CTEX") or the Company's March 30, 2001 acquisition of Armstrong Pharmaceuticals ("Armstrong"), as the effect of such acquisitions is not material.

 PAGE>

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)


Unaudited Pro Forma Condensed
Consolidated Statements of Operations

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                 -------------------------------------------------------------
                                                         2001           2000           2001           2000
                                                 -------------------------------------------------------------


Revenues                                             $   180,863    $   133,121    $   339,091     $   254,823
                                                 =============================================================


Income from operations                               $    23,763    $    15,297    $    39,123     $    31,286
                                                 =============================================================


Net income                                           $    15,673    $    11,625    $    27,166     $    22,926
                                                 =============================================================


ANDRX COMMON STOCK:
Net income allocated to Andrx Group                  $    24,201    $    26,292    $    44,843     $    53,349
                                                 =============================================================


Net income per share of Andrx common stock:
  Basic                                              $      0.35    $      0.40    $      0.64     $      0.83
                                                 =============================================================
  Diluted                                            $      0.34    $      0.39    $      0.62     $      0.80
                                                 =============================================================


Weighted average shares of Andrx common stock
 outstanding:
  Basic                                               69,872,600     65,485,200     69,734,900      64,348,900
                                                 =============================================================
  Diluted                                             72,149,700     68,171,400     72,030,200      67,013,100
                                                 =============================================================


CYBEAR COMMON STOCK:
Net loss allocated to Cybear Group                   $   (8,528)    $  (14,667)    $   (17,677)    $  (30,423)
                                                 =============================================================


Basic and diluted net loss per share of Cybear
  common stock                                       $    (1.27)    $    (2.18)    $     (2.63)     $   (4.52)
                                                 =============================================================


Basic and diluted weighted average shares of
 Cybear common stock outstanding                      6,733,500      6,733,500       6,733,500      6,733,500
                                                 =============================================================

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

9.  BUSINESS SEGMENTS

     The Company operates in the following business segments:

       . Anda, Inc. ("Anda") markets and distributes generic pharmaceuticals manufactured by third parties through its in-house telemarketing staff primarily to independent pharmacies, non-warehousing chains and physician offices. Anda includes the activity of Valmed Pharmaceuticals, Inc. after the March 15, 2000 acquisition date. Anda operating results exclude participation in the sales of products developed and manufactured by Andrx Pharmaceuticals, Inc. ("Andrx Pharm"). Through March 30, 2001, Anda includes sales related to the distribution of the bioequivalent version of Ventolin (Albuterol Metered Dose Inhaler) manufactured by Armstrong. Sales of Armstrong's Albuterol Metered Dose Inhalers after the March 30, 2001 acquisition date of Armstrong by the Company are excluded from Anda and are included in Andrx Pharm.


       . Andrx Pharm researches and develops bioequivalent versions of selected controlled-release brand name pharmaceuticals utilizing its proprietary drug delivery technologies and manufactures and sells such products. Andrx Pharm also includes the operations of the Company's Aspire Pharmaceuticals, Inc. ("Aspire") subsidiary. Aspire researches and develops bioequivalent versions of specialty and niche pharmaceutical products. Additionally, Andrx Pharm includes the operations of Armstrong after the March 30, 2001 acquisition. Armstong manufactures Andrx's Albuterol Metered Dose Inhalers under an approved Abbreviated New Drug Application and also manufactures and sells such product under contract to other pharmaceutical companies. In addition, Armstrong manufactures products for other pharmaceutical companies under contract manufacturing arrangements.

       . Andrx Labs, Inc. ("Andrx Labs"), (formerly known as Aura Laboratories, Inc.), applies the proprietary drug delivery technologies developed by Andrx Pharm to the research and development of brand name controlled-release formulations of existing chemical entities. Andrx Labs includes CTEX, which Andrx acquired on January 23, 2001. CTEX, now known as Andrx Laboratories, is a brand products sales and marketing organization.

       . Cybear is an information technology company that is using the Internet to improve the efficiency of clinical, administrative and communications tasks in the healthcare industry. With the April 2, 2001 acquisition of Mediconsult, Cybear gained direct online access to over 225,000 authenticated U.S. licensed physicians. Cybear has also entered into license and royalty agreements related to Cybear's electronic prescription delivery patents. Cybear also includes the Cybearclub joint venture with Andrx, intended to distribute healthcare products to physicians through the Internet (see Note 10).

     The category "Corporate and Other" consists of corporate headquarters, including general and administrative expenses, interest income, income taxes and, in 2000, includes adjustments for the minority interest in Cybear.

     The Company evaluates the performance of the segments after all intercompany sales are eliminated. The allocation of income taxes is not evaluated at the segment level.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)


The following table presents financial information by business segment:

                                                          As of and for the Three Months Ended
                                                                  June 30, 2001

                                               Andrx        Andrx                       Corporate
                                   Anda        Pharm        Labs          Cybear        & Other      Consolidated
                                  ------      -------     --------      ---------     ------------   ------------
Revenues                           $106,578    $ 62,289     $ 9,540       $ 2,479       $    (23)      $180,863
Income (loss) from operations         7,423      35,372      (3,235)       (8,575)        (7,174)        23,811
Interest income                           -           -           -            95          2,969          3,064
Total assets, end of period         181,542     182,213      49,562        35,301        290,897        739,515


                                                         As of and for the Three Months Ended
                                                                    June 30, 2000

                                               Andrx       Andrx                    Corporate
                                    Anda       Pharm        Labs       Cybear        & Other       Consolidated
                              ---------------------------------------------------------------------------------
Revenues                          $ 77,696     $45,994    $ 3,654     $ 1,237         $      -         $128,581
Income (loss) from operations        2,887      33,825     (3,893)     (5,695)          (2,246)          24,878
Interest income                          -           -          -         505            2,279            2,784
Interest expense                       221           -          -           -                -              221
Total assets, end of period        126,412      96,974        156      41,022          347,610          612,174


                                                                  Six Months Ended
                                                                    June 30, 2001

                                               Andrx       Andrx                    Corporate
                                    Anda       Pharm        Labs       Cybear        & Other       Consolidated
                              ---------------------------------------------------------------------------------
Revenues                           $213,609     $102,116      $18,441     $  4,062    $    (23)      $338,205
Income (loss) from operations        18,099       57,241       (7,376)     (13,353)    (10,854)        43,757
Interest income                           -            -            -          307       6,270          6,577

                                                                  Six Months Ended
                                                                    June 30, 2000

                                               Andrx       Andrx                    Corporate
                                    Anda       Pharm        Labs       Cybear        & Other       Consolidated
                              ---------------------------------------------------------------------------------
Revenues                           $145,307     $90,109      $ 7,175     $  1,468     $     -         $244,059
Income (loss) from operations         7,016      67,582       (6,917)     (12,863)     (4,590)          50,228
Interest income                           -           -            -        1,064       3,251            4,315
Interest expense                        695           -            -            -           -              695

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)


10.  SUPPLEMENTAL GROUP FINANCIAL STATEMENTS

     Holders of Andrx common stock and Cybear common stock have no specific rights to the assets, operating results and cash flows of Andrx or Cybear, respectively, as Andrx Corporation holds title to all of its assets and is responsible for all of its liabilities, operating results and cash flows regardless of how it allocates assets and liabilities among the classes of common stock and are therefore subject to the risks of investing in the business, assets and liabilities of Andrx Corporation as a whole. For instance, the assets allocated to each class of common stock may be subject to Company-wide claims of creditors and stockholder litigation.

     Following are the separate supplemental unaudited consolidated financial statements for Andrx and Cybear:

Andrx Group
(representing Andrx Corporation and its subsidiaries other than Cybear) Unaudited Consolidated Balance Sheets

                                                                          June 30,        December 31,
                                                                           2001               2000
                                                                       -------------      -------------
ASSETS
Current assets
  Cash and cash equivalents                                                 $ 78,323           $111,131
  Investments available-for-sale, at market value                            197,922            208,977
  Accounts receivable, net                                                   106,648             92,069
  Inventories                                                                124,863            101,219
  Deferred income tax assets, net                                             19,214             18,968
  Prepaid and other current assets, net                                       16,506             11,295
                                                                       -------------      -------------

     Total current assets                                                    543,476            543,659

Property, plant and equipment, net                                           104,654             71,433
Goodwill and other intangibles, net                                           47,923              8,263
Other assets                                                                   9,074              5,698
                                                                       -------------      -------------
     Total assets                                                           $705,127           $629,053
                                                                       =============      =============

LIABILITIES AND ANDRX GROUP EQUITY
Current liabilities
  Accounts payable                                                          $ 63,499           $ 69,551
  Accrued liabilities                                                         34,172             33,312
  Income taxes payable                                                         8,627              3,944
                                                                       -------------      -------------
     Total current liabilities                                               106,298            106,807

Commitments and contingencies

Andrx Group equity                                                           598,829            522,246
                                                                       -------------      -------------
     Total liabilities and Andrx Group equity                               $705,127           $629,053
                                                                       =============      =============

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)


Andrx Group
(representing Andrx Corporation and its subsidiaries other than Cybear) Unaudited Consolidated Statements of Income


                                                  Three Months Ended             Six Months Ended
                                                       June 30,                     June 30,
                                          ------------------------------    ---------------------------
                                                  2001             2000           2001            2000
                                          ------------    -------------     ----------    ------------
Revenues
  Distributed products                        $106,578         $ 77,696       $213,609        $145,307
  Andrx products                                65,476           45,994        110,230          90,108
  Other                                          6,330            3,654         10,304           7,176
                                          ------------    -------------     ----------    ------------
Total revenues                                 178,384          127,344        334,143         242,591
                                          ------------    -------------     ----------    ------------
Operating expenses
  Cost of goods sold                           103,675           71,968        197,536         134,963
  Selling, general and administrative           27,925           14,338         50,443          25,880
  Research and development                      14,398           10,483         29,054          18,694
                                          ------------    -------------     ----------    ------------
Total operating expenses                       145,998           96,789        277,033         179,537
                                          ------------    -------------     ----------    ------------


Income from operations                          32,386           30,555         57,110          63,054

Other income (expense)
  Interest income                                2,969            2,279          6,270           3,251
  Interest expense                                   -             (221)             -            (695)
                                          ------------    -------------     ----------    ------------

Income before income taxes                      35,355           32,613         63,380          65,610

Income taxes                                    11,154           12,124         20,010          23,980
                                          ------------    -------------     ----------    ------------
Net income                                    $ 24,201         $ 20,489       $ 43,370        $ 41,630
                                          ============    =============     ==========    ============


                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)


Andrx Group
(representing Andrx Corporation and its subsidiaries other than Cybear) Unaudited Consolidated Statements of Cash Flows

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                              ---------------------------
                                                                                                      2001           2000
                                                                                              ------------    -----------
Cash flows from operating activities
Net income                                                                                        $ 43,370      $  41,630
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                     5,150          2,459
   Income tax benefits related to exercises of Andrx stock options (Note 1)                         10,128         11,703
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                                      (11,403)        12,067
     Inventories                                                                                    (3,974)        (1,391)
     Prepaid and other assets, net                                                                  (1,337)         1,741
     Accounts payable and accrued liabilities                                                      (12,442)       (10,097)
     Income taxes payable                                                                            4,682         (1,263)
                                                                                              ------------    -----------
Net cash provided by operating activities                                                           34,174         56,849
                                                                                              ------------    -----------
Cash flows from investing activities
   Maturities (purchases) of investments available-for-sale, net                                    11,436        (90,584)
   Purchase of property, plant and equipment                                                       (35,435)       (20,791)
   Acquisition of CTEX Pharmaceuticals, Inc., net of cash acquired                                 (11,007)             -
   Acquisition of Armstrong Pharmaceuticals                                                        (18,115)             -
   Acquisition of Entex brand product line                                                         (14,700)             -
   Acquisition of Valmed Pharmaceuticals, Inc., net of cash acquired                                     -        (15,195)
                                                                                              ------------    -----------
Net cash used in investing activities                                                              (67,821)      (126,570)
                                                                                              ------------    -----------
Cash flows from financing activities
   Net proceeds from Andrx public stock offering                                                         -        235,819
   Proceeds from exercises of Andrx stock options                                                    4,536          4,165
   Loans to former CTEX Pharmaceuticals, Inc. shareholders                                          (3,697)             -
   Net repayments under bank loan                                                                        -        (20,205)
                                                                                              ------------    -----------
Net cash provided by financing activities                                                              839        219,779
                                                                                              ------------    -----------

Net increase (decrease) in cash and cash equivalents                                               (32,808)       150,058

Cash and cash equivalents, beginning of period                                                     111,131         17,795
                                                                                              ------------    -----------
Cash and cash equivalents, end of period                                                          $ 78,323      $ 167,853
                                                                                              ============    ===========
Supplemental disclosure of cash paid during the period for:

   Interest                                                                                       $      -      $     695
                                                                                              ============    ===========
   Income taxes                                                                                   $  5,200      $  13,540
                                                                                              ============    ===========
Supplemental disclosures of non-cash investing activities:
    Fair value of net assets acquired in the acquisition of Armstrong Pharmaceuticals             $ 18,115
                                                                                              ============
    Value of Andrx common stock issued in the acquisition of CTEX Pharmaceuticals, Inc.           $ 18,167
                                                                                              ============
    Fair value of net liabilities assumed in the acquisition of CTEX Pharmaceuticals, Inc.        $    695
                                                                                              ============

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)


Cybear Group
Unaudited Consolidated Balance Sheets

                                                                             June 30,        December 31,
                                                                               2001              2000
                                                                         ----------------   --------------
ASSETS
Current assets
  Cash and cash equivalents                                              $          1,580   $        4,478
  Investments available-for-sale, at market value                                   3,111           12,223
  Accounts receivable, net                                                          1,822              891
  Prepaid and other current assets, net                                               789              550
                                                                         ----------------   --------------
     Total current assets                                                           7,302           18,142

Property, plant and equipment, net                                                  5,862            6,340
Goodwill and other intangibles, net                                                21,499           14,027
Other assets                                                                          638              996
                                                                         ----------------   --------------
     Total assets                                                        $         35,301   $       39,505
                                                                         ================   ==============
LIABILITIES AND CYBEAR GROUP EQUITY
Current liabilities
  Accounts payable                                                       $          2,447   $        1,552
  Accrued liabilities                                                               4,538              402
                                                                         ----------------   --------------
     Total current liabilities                                                      6,985            1,954

Commitments and contingencies

Cybear Group equity                                                                28,316           37,551
                                                                         ----------------   --------------
     Total liabilities and Cybear Group equity                           $         35,301   $       39,505
                                                                         ================   ==============

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)


Cybear Group
Unaudited Consolidated Statements of Operations

                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                         June 30,
                                                     -----------------------------   -------------------------------
                                                              2001            2000             2001            2000
                                                     -------------   -------------   --------------    ------------
Revenues
  Cybearclub LC Internet product sales                     $ 1,098         $   260         $  2,023        $    326
  Cybearclub LC telemarketing product sales                      -             722                -             871
  Other product sales                                            -             127                -             127
  Web development, hosting and other
    services                                                 1,239             124            1,763             136
  Subscription                                                 142               4              276               8
                                                     -------------   -------------   --------------    ------------
Total revenues                                               2,479           1,237            4,062           1,468
                                                     -------------   -------------   --------------    ------------

Operating expenses
  Cost of goods sold                                         1,028           1,088            1,899           1,297
  Network operations and support                             2,095           1,193            3,143           2,208
  Product development                                        1,357             840            2,786           1,788
  Selling, general and administrative                        1,788           2,115            3,270           4,809
  Depreciation and amortization                              2,804             773            4,335           1,322
  Merger costs                                                   -              53                -             885
  Other non-recurring charges                                1,982             870            1,982           2,022
                                                     -------------   -------------   --------------    ------------
Total operating expenses                                    11,054           6,932           17,415          14,331
                                                     -------------   -------------   --------------    ------------

Loss from operations                                        (8,575)         (5,695)         (13,353)        (12,863)

Other income
  Interest income                                               95             505              307           1,064
                                                     -------------   -------------   --------------    ------------
Net loss                                                   $(8,480)        $(5,190)        $(13,046)       $(11,799)
                                                     =============   =============   ==============    ============

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)


Cybear Group
Unaudited Consolidated Statements of Cash Flows

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                      ---------------------------------
                                                                                             2001                  2000
                                                                                      -----------     -----------------
Cash flows from operating activities
  Net loss                                                                               $(13,046)             $(11,799)
  Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                          4,336                 1,322
     Writeoff of Telegraph goodwill                                                         1,982                     -
     Other non-cash charges                                                                     -                   889
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                              (449)                 (656)
       Prepaid and other assets                                                               246                   354
       Accounts payable and accrued liabilities                                            (3,356)                  (46)
                                                                                      -----------     -----------------
Net cash used in operating activities                                                     (10,287)               (9,936)
                                                                                      -----------     -----------------
Cash flows from investing activities
     Maturities of investments available-for-sale, net                                      9,112                 8,674
     Convertible notes receivable, net                                                        234                (4,000)
     Purchase of property and equipment                                                       (65)               (3,389)
     Acquisition of and advances to Mediconsult.com, Inc.                                  (1,892)                    -
                                                                                      -----------     -----------------
Net cash provided by investing activities                                                   7,389                 1,285
                                                                                      -----------     -----------------
Cash flows from financing activity
     Proceeds from exercises of Cybear stock options                                            -                   284
                                                                                      -----------     -----------------
Net decrease in cash and cash equivalents                                                  (2,898)               (8,367)
Cash and cash equivalents, beginning of period                                              4,478                11,922
                                                                                      -----------     -----------------
Cash and cash equivalents, end of period                                                 $  1,580              $  3,555
                                                                                      ===========     =================
Non-cash investing and financing activities:
  Value of Cybear common stock issued in connection with the acquisition of
     Mediconsult.com, Inc.                                                               $  3,812
                                                                                      ===========

  Fair value of net liabilities assumed in the acquisition of Mediconsult.com, Inc.      $  6,015
                                                                                      ===========

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)


RELATED INTERGROUP TRANSACTIONS

     Certain significant transactions between the groups, which are eliminated in consolidation, are as follows:

Cybearclub LC

     In August 1999, Cybear commenced the Cybearclub LC joint venture ("Cybearclub") with Andrx intended to distribute healthcare products to physician offices through the Internet. Capital contributions to, distributions from and net income or loss generated by Cybearclub are allocated in proportion to Cybear's and Andrx's interests in the joint venture. Such interests are 55% to Cybear and 45% to Andrx. Cybearclub's management committee is comprised of five members. Three members were appointed by Cybear and two members were appointed by Andrx. Based on its majority ownership and majority representation on the management committee of Cybearclub, Cybear controls Cybearclub. Accordingly, Cybear consolidates the accounts of Cybearclub and Andrx utilizes the equity method of accounting for its investment in Cybearclub.

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

     Through Cybearclub, Cybear generated $1,098 in revenues for the three months ended June 30, 2001, as compared to $982 for the three months ended June 30, 2000; and $2,023 in revenues for the six months ended June 30, 2001, compared to $1,197 for the six months ended June 30, 2000. Cybearclub revenues for the three and six months ended June 30, 2001, consist of $1,098 and $2,023, respectively, of Cybearclub LC Internet product sales. For the three months ended June 30, 2000, Cybearclub revenues consist of (i) $260 of physician Internet sales reported as Cybearclub LC Internet product sales and (ii) $722 of sales procured by Andrx telemarketers and entered by Cybear employees over the Internet, reported as Cybearclub LC telemarketing product sales. Cybearclub revenues for the six months ended June 30, 2000 consists of (i) $326 of physicians Internet sales reported as Cybearclub LC Internet product sales and
(ii) $871 of sales procured by Andrx telemarketers and entered by Cybear employees over the Internet, reported as Cybearclub LC telemarketing product sales.

     For the three months ended March 31, 2000, as originally reported by Cybear, all Cybearclub product sales were presented as E-commerce sales. In the three months ended June 30, 2000, Cybear changed its presentation from E-commerce sales to Cybearclub LC sales and, in the three months ended September 30, 2000, Cybear further changed its presentation to Cybearclub LC Internet product sales (i.e. physician office Internet orders) and Cybearclub LC telemarketing product sales (i.e. telemarketing orders entered over the Internet on behalf of physician customers by Cybear employees).

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)

     As part of its operations, Andrx purchases products from outside vendors and distributes them to pharmacies and physicians whom it generally contacts through telemarketers. In connection with Cybearclub, Andrx sells some of those products to Cybearclub at cost and charges Cybearclub for certain fulfillment and back office operations such as purchasing, warehousing and distribution, as well as customer service and telemarketing activities. Under the agreement negotiated by the parties, such services were charged at a rate of 6% of gross sales for the three and six months ended June 30, 2001, and 10% (subsequently retroactively reduced to 6% of gross sales with the effect recorded in the second quarter of 2000) of net sales for the three months ended March 31, 2000, and 6% for the three months ended June 30, 2000. The current rate of 6% could increase if Cybearclub achieves certain quarterly gross sales levels. Andrx charged Cybear $67 and $59 for the three months ended June 30, 2001 and 2000, respectively, and $124 and $80 for the six months ended June 30, 2001 and 2000, respectively, for the services it provided.

     Cybearclub generated net income of $65 for the three months ended June 30, 2001, and a net loss of $25 for the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, Cybear generated net losses of $18 and
$50, respectively.   Cybear recorded Andrx minority interest expense of $29 for the three months ended June 30, 2001, and minority interest income of $11 for the three months ended June 30, 2000, and minority interest income of $8 and $23 for the six months ended June 30, 2001 and 2000, respectively, which is included in selling, general and administrative expenses in the unaudited consolidated statements of operations.

Intergroup Revenue

     For the three months and six months ended June 30, 2001, included in Cybear Web development, hosting and other services is $23 of revenues generated by Cybear from Andrx Labs for online survey services of doctors.

Management Services

     Cybear and Andrx have a corporate services agreement whereby Andrx provides Cybear with various management services. For the three and six months ended June 30, 2001 and 2000, Cybear incurred amounts for these services based upon mutually agreed upon allocation methods. Costs for such services were $30 for the three months ended June 30, 2001 and 2000, and $60 for the six months ended June 30, 2001, and 2000.

Accounts Payable

     Accounts payable in Cybear's consolidated balance sheets, included $913 and $602, as of June 30, 2001 and December 31, 2000, respectively, representing amounts payable to Andrx for the purchase of the products sold by Cybearclub and services provided by Andrx.

Tax Sharing Agreement

     Andrx and Cybear have entered into a tax sharing agreement, as supplemented, in connection with the Reorganization (see Note 4).

Line of Credit

     In March 2001, Andrx agreed to furnish Cybear with a $12,000 line of credit. The line of credit provides Cybear with the ability to begin drawing cash once Cybear's cash and investment balance falls below $3,000. Drawings will be subject to various financial and non-financial covenants, will bear interest at a rate equal to prime plus 1% or Andrx's cost of borrowing, whichever is greater, and shall be payable upon the expiration of the line of credit on March 31, 2004 or the occurrence of certain other events. As of June 30, 2001, no amounts have been drawn against this line of credit.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)


11.  LITIGATION

     On July 2, 2001, the State Attorney Generals for the States of New York and Michigan amended their complaint pending in the United States District Court for the Southern District of Michigan, so that it now relates to a total of 27 States, Puerto Rico and the District of Columbia who have sued the Company and Aventis S.A. ("Aventis") on behalf of governmental entities and consumer residents in their jurisdictions who allegedly were damaged as a result of the September 1997 Stipulation and Agreement relating to the Company's bioequivalent version of Cardizem CD (the "Stipulation"). The lawsuit essentially reiterates the claims asserted against the Company in 1998 that are currently being litigated, in some cases on behalf of those same consumers, in the multi-district antitrust litigation pending in the United States District Court for the Eastern District of Michigan. The lawsuit also seeks the same relief as the aforementioned lawsuit. The Company plans to vigorously oppose the claims set forth in the complaint.

     On July 26, 2001, Blue Cross Blue Shield of Michigan, joined by three other Blue Cross Blue Shield plans (one in Minnesota and two in New York), filed suit against the Company and Aventis in the United States District Court for the Eastern District of Michigan on behalf of themselves and as claim adjustors for their self-funded customers to recover damages allegedly caused by the Stipulation. The lawsuit essentially reiterates the claims asserted against the Company in 1998 that are currently being litigated in the multi-district antitrust litigation pending in the United States District Court for the Eastern District of Michigan and seeks the same kind of relief sought in that action.

     On July 31, 2001, the United States Court of Appeals for the District of Columbia Circuit affirmed the lower court's dismissal of Biovail Corporation's ("Biovail") counterclaim for alleged violations of the antitrust laws relative to the Stipulation but reversed its decision to do so with prejudice. The case has been remanded to the lower court, thus allowing Biovail an opportunity to amend its counterclaim to state a legally sufficient antitrust claim.

     In the Prilosec(R) multidistrict litigation pending in the United States District Court for the Southern District of New York, involving AstraZeneca, ("Astra") Aktiebolaget Hassle, Astra Merck Enterprises, Inc. and Astra Merck Inc's (collectively, and including Astra, the "Astra Group"), the trial court entered an order on July 2, 2001 finding one of the patents at issue to be totally invalid and two out of five claims of a second patent to be also invalid. With respect to the other three claims of the second patent and a third patent, the trial court denied a motion for summary judgment of invalidity and also denied a motion for summary judgment dismissing group claims of induced or contributory infringement. These rulings do not apply directly to the Company but are expected to collaterally estop or preclude the Astra Group from re-litigating with the Company the validity or invalidity of patent claims that the trial court already has ruled to be invalid.

     On April 9, 2001, the Company filed an action against various Astra Group entities, Merck & Company, Inc. ("Merck") and the FDA alleging antitrust and unfair competition claims and seeking a declaratory judgment relating to an anticipated lawsuit based on the Orange Book listings of four newly issued patents and the potential consequences thereof. After the four patents were not in fact sued on, Astra and Merck moved to dismiss the action. The Company has opposed that motion, believing that its amended complaint is sufficient in scope to encompass any additional patents that the Astra Group or Merck may seek to list or sue on.

     The trial in the Depakote(R) patent infringement suit pending in the United States District Court for the Southern District of Florida has been rescheduled to commence on March 11, 2002.

     On June 15, 2001, SmithKline Beecham Corporation and Beecham Group, P.L.C. filed suit against the Company and BASF Corporation in the United States District Court for the Eastern District of Pennsylvania for alleged infringement of four patents relating to Paxil(R). The Company believes that its product, which is the subject of the suit, either does not infringe the patents at issue or that such patents are invalid, and has filed an answer raising certain affirmative defenses and a counterclaim for declaratory judgment of non-infringement and invalidity.

     On July 9, 2001, Pfizer Inc. and Alza Corporation filed suit against the Company in the United States District Court for the Southern District of Florida, for alleged infringement of six patents relating to Glucotrol XL(R). The Company believes that its product, which is the subject of the suit, either does not infringe the patents at issue or that such patents are invalid, and will vigorously defend the action.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
             (in thousands, except for share and per share amounts)


     On July 13, 2001, Richter Gedeon Vegyeszeti Gyar RT filed suit against the Company, Carlsbad Technology, Inc. ("Carlsbad"), and seven other defendants in the United States District Court for the Eastern District of New York, for alleged infringement of five patents relating to Pepcid(R). The Company and Carlsbad are partners in CARAN, a Nevada general partnership, through which Carlsbad developed and manufactures, and the Company markets, a generic version of Pepcid. After reviewing the complaint, it appears that the alleged infringement arises from the use of bulk famotidine incorporated in CARAN's generic version of Pepcid as well as other manufacturers' products.

     On May 8, 2001, Cybear Inc. filed an action against Healthcare.Com, Inc. ("Healthcare") in the Circuit Court of Palm Beach County, Florida for breach of contract and wrongful termination of contract. Healthcare filed an answer and affirmative defenses to the complaint and a counterclaim alleging breach of contract and replevin. It also filed a motion for prejudgment writ of replevin seeking return of its hardware that was used to perform the contract at issue. The Circuit Court granted the prejudgment writ but directed Healthcare to file a bond in the amount of $300. Cybear Inc. believes it is entitled to damages in the amount of approximately $700. Healthcare claims it is entitled to compensatory damages and lost profits in an unspecified amount.

     Except as stated above or in the Form 10-Q for the quarter ended March 31, 2001, there have been no other material developments in any legal matters described in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

12.  SUBSEQUENT EVENTS


     On July 17, 2001, two new patents, and on July 31, 2001, a third patent pertaining to omeprazole, the active ingredient in Prilosec, were issued by the United States Patent and Trademark Office to aaiPharma, Inc. ("aaiPharma"). One of these patents relates to (1) a different form of omeprazole, (2) compositions containing varying rates of slightly different forms of omeprazole and (3) formulations that include those different forms, while the others relate to formulations that include varying ratios of two slightly different forms of omeprazole. It has been reported that the Astra Group has an option to acquire a license for at least two of these patents and may attempt to list such patents in the FDA's Orange Book as a means to further delay the marketing of the Company's bioequivalent version of Prilosec. The Company believes that its bioequivalent version of Prilosec does not infringe any valid claims of the three patents and that the three patents may not be properly listed in the Orange Book. In anticipation that the Astra Group may attempt to list the additional patents in the Orange Book as covering the approved product Prilosec, the Company has written to the FDA requesting that the FDA reject any such attempt as improper. The Company has also filed suit against aaiPharma in the United States District Court for the Southern District of New York seeking a declaratory judgment that the Company's product either does not infringe each of the aaiPharma patents or that such patents are invalid, and asserting that aaiPharma's agreement with the Astra Group violates the antitrust and unfair competition laws of the United States and the State of New York. Additionally, as reflected in Note 11, the Company also has a suit pending against the Astra Group, Merck and others alleging antitrust and unfair competition claims and seeking a declaratory judgment and injunctive relief pertaining to the listing of any new or additional patents in the Orange Book, such as these aaiPharma patents, as well as a declaration that the listing of such patents by the Astra Group does not trigger an additional 30-month stay. In August 2001, the Astra Group announced that it would not seek to list two of the three aaiPharma patents in the Orange Book. No comment was expressed as to their decision, if any, on the third aaiPharma patent, which issued on July 31, 2001.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

         The Company was organized in August 1992, and commenced marketing and distributing bioequivalent pharmaceuticals manufactured by third parties. In February 1993, the Company began to engage in the development of bioequivalent versions of controlled-release pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, the Company commenced its efforts to develop brand name controlled-released products and through Cybear, an Internet-based application for healthcare providers. In 1999, the Company expanded its research and development efforts to include bioequivalent versions of specialty or niche pharmaceutical products. Through October 9, 1997, the Company's distribution operations had generated substantially all of its revenues. On October 10, 1997, the FDA granted final approval of the Company's Abbreviated New Drug Application ("ANDA") for a bioequivalent version of Dilacor XR(R), the Company's first manufactured product, which it immediately launched as Diltia XT(R).

         In September 1997, the Company entered into a Stipulation and Agreement (the "Stipulation") with Aventis S.A. ("Aventis") in connection with the patent infringement litigation involving Cardizem(R) CD in order to reduce the risks that both parties faced as the case was litigated to its conclusion. The Company agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against Aventis. Aventis agreed to compensate the Company for its lost profits, which were stipulated to be $100.0 million per year, if the Company ultimately prevailed in the litigation and to grant the Company a license for Aventis' patents under certain conditions, including if the Company ultimately lost the litigation. Aventis also agreed to make non-refundable interim quarterly payments of $10.0 million to the Company, beginning upon the Company's receipt of final FDA approval for its bioequivalent version of Cardizem CD and continuing until the litigation was resolved or certain other events occurred. In July 1998, the FDA granted final marketing approval for the Company's ANDA for a bioequivalent version of Cardizem CD. In June 1999, litigation concerning Cardizem CD was resolved and on June 23, 1999, the Company launched its reformulated bioequivalent version of Cardizem CD, Cartia XT(R), which enjoyed a 180-day period of marketing exclusivity through December 19, 1999.

         In June 1999, the Company entered into an agreement with Geneva Pharmaceuticals, Inc. ("Geneva"), a member of the Novartis Pharmaceutical Group, for the sale and marketing of specified products. Geneva committed to make license payments of $1.0 million a month for 40 months, in exchange for exclusive marketing rights in specified territories for controlled-release dosage forms of existing products that the Company is developing for submissions as New Drug Applications ("NDAs"). Under this arrangement, one of the Company's NDA products has been out-licensed for the United States. Upon receiving approval by the FDA or other regulatory agencies, the Company will receive royalties from the sale of such products with certain minimum guaranteed levels of royalties in the first three years. In June 2000, the Company amended its agreement with Geneva to include, among other things, additional license payments to Andrx of up to $6.0 million. The Company has also committed to continuing to sell Geneva's bioequivalent products through the Company's distribution operation.

         In June 1999, the Company completed a public equity offering of Cybear common shares (pre-Reorganization) at $64.00 per share (reflects the effect of the July 31, 2001 one-for-four reverse stock split) raising $50.8 million for Cybear and thereby reducing the Company's ownership in Cybear below 80%.

         In August 1999, Andrx and Cybear formed Cybearclub LC ("Cybearclub"), a joint venture intended to distribute healthcare products to physician offices through the Internet.

         On September 7, 2000, Andrx Corporation completed the Reorganization whereby the Company acquired the outstanding equity of its Cybear Inc. subsidiary that it did not previously own, reincorporated in Delaware, and created two new classes of common stock - Andrx common stock, to track the performance of the Andrx Group, which includes Andrx Corporation and subsidiaries, other than its ownership of (a) Cybear Inc. and its subsidiaries,
(b) certain potential future Internet businesses of Andrx Corporation, and (c) effective April 2, 2001, Mediconsult.com, Inc. and its subsidiaries ("Mediconsult"), and Cybear common stock, to track the performance of the Cybear Group, which includes (a) Cybear Inc. and its subsidiaries, (b) certain potential future Internet businesses of Andrx Corporation, and (c) effective April 2, 2001, Mediconsult. In connection with the Reorganization, Andrx shareholders exchanged each share of Andrx common stock (pre-Reorganization) held for one share of Andrx common stock and .0372 shares of Cybear common stock (reflects the effect of the July 31, 2001 one-for-four reverse stock split) and Cybear stockholders, other than Andrx, exchanged each share of Cybear common stock (pre-Reorganization) held for one share of Cybear common stock.

ANDRX CORPORATION

Results of Operations

Three Months Ended June 30, 2001 ("2001 Quarter"), As Compared To The Three Months Ended June 30, 2000 ("2000 Quarter")

         For the 2001 Quarter, the Company generated net income of $15.7 million, as compared to net income of $16.7 million for the 2000 Quarter. As a result of the Reorganization, $24.2 million of such net income for the 2001 Quarter is allocated to the Andrx common stock and $8.5 million of net loss is allocated to the Cybear common stock.

         Sales from distributed products increased by 36.6% to $107.7 million for the 2001 Quarter, as compared to $78.8 million for the 2000 Quarter. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines.

         Sales of Andrx products were $65.5 million for the 2001 Quarter, as compared to $46.0 million in the 2000 Quarter. Sales of Andrx products include sales of Diltia XT, the Company's bioequivalent version of Dilacor XR, Cartia XT, the Company's bioequivalent version of Cardizem CD; and commencing on April 1, 2001, the Company's bioequivalent version of Ventolin (Albuterol Metered Dose Inhaler), which the Company acquired through the acquisition of Armstrong Pharmaceuticals ("Armstrong") on March 30, 2001. Commencing on
January 24, 2001, the Company's products also included sales of brand products marketed by CTEX Pharmaceuticals, Inc. ("CTEX"), which the Company acquired on January 23, 2001. In the future, sales of Andrx products will also include the sales of the Entex(R) brand product line, which the Company acquired on June 30, 2001, as well as a hydrocodone product line to be supplied to the Company by Mallinckrodt, a Tyco healthcare company, in connection with a July 2001 marketing rights and supply agreement. The Company will market this brand pain product line under the Andrx trade name Procet. Two dosage strengths of Procet are currently approved by the FDA, and the Company's sales force will begin to market those products shortly. The third strength of Procet, representing the highest strength, is expected to be approved by the FDA in 2002.

         The Company generated $7.7 million of other revenues in the 2001 Quarter, as compared to $3.8 million in the 2000 Quarter. Other revenues primarily represented licensing fees from Geneva related to brand products under development in the Company's NDA program and, in the 2001 Quarter, revenues from Armstrong's contract manufacturing business.

         Gross profit from total revenue was $76.2 million with a gross margin of 42.1% in the 2001 Quarter, as compared to $55.5 million, with a gross margin of 43.2% in the 2000 Quarter. The increase in gross profit was a result of an increase in total revenues, and the decrease in gross margin was a result of a change in the product mix sold by the Company.

         Selling, general and administrative expenses were $27.9 million, or 15.4% of total revenues for the 2001 Quarter, as compared to $14.3 million, or 11.2% of total revenues for the 2000 Quarter. Selling, general and administrative expenses include expenses related to the administration, marketing, selling and warehousing of distributed and Andrx products, the establishment of brand sales and marketing efforts, royalties to the Company's Co-Chairman and Chief Scientific Officer related to sales of Cartia XT, as well as corporate overhead, and legal costs related to patent infringement matters related to the Company's ANDA filings and anti-trust matters. The increase in selling, general and administrative expenses in the 2001 Quarter, compared to the 2000 Quarter, was primarily the result of increases in sales of distributed and Andrx products, the establishment of a brand sales and marketing infrastructure, including the CTEX sales force, and an increase in legal costs.

         Research and development expenses were $14.4 million in the 2001 Quarter, as compared to $10.5 million in the 2000 Quarter. The increase in research and development expenses of $3.9 million, or 37.3%, reflected the Company's continued commercialization efforts in its bioequivalent (ANDA) and brand name (NDA) drug development programs. During the 2001 Quarter, the Company filed ANDAs with the FDA for Glucophage XR(R), Metformin extended-release tablets marketed by Bristol-Myers Squibb Company ("Bristol-Myers") and Glucotrol XL(R), Glipizide extended-release tablets marketed by Pfizer, Inc. ("Pfizer"). Andrx believes it was the first company to file ANDA's with the FDA for these products.

         Through Cybear, Andrx Corporation incurred $10.0 million of Internet operating expenses in the 2001 Quarter, as compared to $5.8 million in the 2000 Quarter. Cybear Internet operating expenses represent Cybear's operating expenses except cost of goods sold. See pages 36-38 for the discussion of Cybear's operating results.

         The Company reported interest income of $3.1 million in the 2001 Quarter, as compared to $2.8 million in the 2000 Quarter. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2001 Quarter, as compared to the 2000 Quarter. The increase was primarily the result of the net proceeds of $235.8 million received from the Company's May 2000 public equity offering of Andrx common stock and the net cash provided by operating activities. The Company invests in investment grade interest bearing securities.

         Interest expense was $221,000 in the 2000 Quarter, resulting from borrowings from the Company's bank loan, which was terminated in December 2000.

         Minority interest in Cybear was $1.4 million in the 2000 Quarter, There was no minority interest in Cybear after the Reorganization.

         In the 2001 Quarter, the Company provided $11.2 million, or 42%, of income before income taxes. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% due to the effect of state income taxes, amortization and writeoffs of non-deductible goodwill at Cybear, offset by the realization of certain research and development tax credits. For the 2000 Quarter, the Company provided $21.1 million for income taxes or 42% of income before income taxes. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% primarily due to the effect of state income taxes and Andrx Corporation's inability to utilize its share of Cybear's losses when Andrx Corporation's ownership of Cybear was reduced below 80% during the period from June 23, 1999 to September 6, 2000. In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. See
Note 4 to notes to unaudited consolidated financial statements. Had the separate return method of accounting for income taxes been utilized prior to the Reorganization, there would have been no change to income taxes for the 2000 Quarter. Conversely, applying the pro rata method for the 2001 Quarter would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $1.9 million. Such allocation has an earnings per share effect of approximately $0.03 per diluted Andrx common share and approximately $0.31 per diluted Cybear common share.

         The basic and diluted weighted average shares of Andrx common stock outstanding were 69.9 million and 72.1 million, respectively, in the 2001 Quarter, as compared to 65.5 million and 68.2 million, respectively, in the 2000 Quarter. Such increases resulted primarily from Andrx Corporation's May 2000 public offering of 5.2 million shares of Andrx common stock, stock option exercises and approximately 291,000 shares issued in January 2001 in connection with the acquisition of CTEX. All share and per share amounts of Andrx common stock reflect the April 2000 two-for-one stock split effected in the form of a 100% stock dividend.

         The basic and diluted weighted average shares of Cybear common stock outstanding was 6.1 million for the 2001 Quarter. Such amounts include the 2.3 million shares issued to Mediconsult stockholders on April 2, 2001 but exclude the 586,600 shares issued to Mediconsult stockholders in July 2001. The basic and diluted weighted average shares included herein give effect to the July 31, 2001 one-for-four reverse stock split of Cybear common stock

         As of January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". Adoption of the provisions of this pronouncement had no effect since the Company does not have any derivative financial instruments or hedging activities.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This pronouncement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method of accounting. SFAS No. 141 is effective for business combinations occurring after June 30, 2001. The Company adopted the provisions of SFAS No. 141 as of the effective date. Adoption of the provisions of this pronouncement had no impact on the financial position, results of operations or cash flows of the Company.

         In July 2001, the FASB also issued SFAS No. 142 "Goodwill and Other Intangible Assets". This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) in an acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Instead, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair-value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. The Company has not yet assessed the impact of adopting the provisions of SFAS No. 142.

Six Months Ended June 30, 2001 ("2001 Period") As Compared to Six Months Ended June 30, 2000 ("2000 Period")

         For the 2001 Period, the Company generated net income of $30.3 million, as compared to net income of $33.1 million for the 2000 Period. As a result of the Reorganization, $43.4 million of such net income for the 2001 Period was allocated to Andrx common stock and $13.0 million of net loss was allocated to Cybear common stock.

         Sales from distributed products increased by 47.1% to $215.6 million for the 2001 Period, as compared to $146.6 million for the 2000 Period. The 2001 Period includes $5.3 million of sales of the Company's distribution of the bioequivalent version of Ventolin (Albuterol Metered Dose Inhaler) manufactured by Armstrong. The Company completed its acquisition of Armstrong on March 30, 2001. Sales of Armstrong's Albuterol Metered Dose Inhaler after the acquisition date were included in Andrx product sales. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines. The 2001 Period also includes a full six months of sales of distributed products from Valmed Pharmaceuticals, Inc. ("Valmed"), which the Company acquired in March 2000.

         Sales of Andrx products were $110.2 million for the 2001 Period, as compared to $90.1 million in the 2000 Period. Sales of Andrx products include sales of Diltia XT, Cartia XT, and commencing on April 1, 2001, the Company's bioequivalent version of Ventolin, which the Company acquired through the acquisition of Armstrong. Commencing on January 24, 2001, Andrx products also included sales of brand products marketed by CTEX, which the Company acquired on January 23, 2001. In the future, sales of Andrx products will also include the sales of the Entex brand product line, which the Company acquired on June 30, 2001, as well as a hydrocodone product line to be supplied to the Company by Mallinckrodt in connection with a July 2001 marketing rights and supply agreement.

         The Company generated $12.3 million of other revenues in the 2001 Period, as compared to $7.3 million in the 2000 Period. Other revenues primarily represented licensing fees from Geneva related to brand products under development in the Andrx NDA program and, in the 2001 Period, revenues from Armstrong's contract manufacturing business.

         Gross profit from total revenue was $138.8 million with a gross margin of 41.0% in the 2001 Period, as compared to $107.8 million, with a gross margin of 44.2% in the 2000 Period. The increase in gross profit was a result of an increase in total revenues and the decrease in gross margin was a result of a change in the product mix sold by the Company.

         Selling, general and administrative expenses were $50.4 million or 14.9% of total revenues for the 2001 Period, as compared to $25.9 million or 10.6% of total revenues for the 2000 Period. Selling, general and administrative expenses include expenses related to the administration, marketing, selling and warehousing of distributed and Andrx products, the establishment of brand sales and marketing efforts, royalties to the Company's Co-Chairman and Chief Scientific Officer related to sales of Cartia XT, as well as corporate overhead and legal costs related to patent infringement matters related to the Company's ANDA filings and anti-trust matters. The increase in selling, general and administrative expenses in the 2001 Period, as compared to the 2000 Period, was primarily the result of an increase in sales of distributed and the Andrx products, the establishment of a brand sales and marketing infrastructure, including the CTEX sales force, and an increase in legal costs.

         Research and development expenses were $29.1 million in the 2001 Period, as compared to $18.7 million in the 2000 Period. The increase in research and development expenses of $10.4 million or 55.4%, reflected the Company's continued commercialization efforts in its bioequivalent (ANDA) and brand name (NDA) drug development programs. During the 2001 Period, the Company filed ANDAs with the FDA for Paxil(R), Paroxetine Hydrochloride tablets marketed by Glaxo SmithKline ("GSK"), Glucophage XR(R), Metformin extended-release tablets marketed by Bristol-Myers, and Glucotrol XL, Glipizide extended-release tablets marketed by Pfizer. The Company believes it was the first company to file an ANDA with the FDA for Glucophage XR and Glucotrol XL. Additionally, during the 2001 Period, the Company submitted its first NDA to the FDA for Altocor, a high potency extended release lovastatin.

         Through Cybear, the Company incurred $15.5 million of Internet operating expenses in the 2001 Period, as compared to $13.0 million in the 2000 Period. Cybear Internet operating expenses represent Cybear's operating expenses except cost of goods sold. See pages 36-38 for the discussion of Cybear's operating results.

         The Company reported interest income of $6.6 million in the 2001 Period, as compared to $4.3 million in the 2000 Period. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2001 Period, as compared to the 2000 Period. The increase was primarily the result of the net proceeds of $235.8 million received from the Company's May 2000 public equity offering of Andrx common stock and the net cash provided by operating activities. The Company invests in investment grade interest bearing securities.

         Interest expense was $695,000 in the 2000 Period resulting from borrowings from the Company's bank loan, which was terminated in December 2000.

         Minority interest in Cybear was $3.2 million in the 2000 Period. There was no minority interest in Cybear after the Reorganization.

         In the 2001 Period, the Company provided $20.0 million, or 40%, of income before income taxes. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% due to the effect of state income taxes, amortization and writeoffs of non-deductible goodwill at Cybear, offset by the realization of certain research and development tax credits. For the 2000 Period, the Company provided $24.0 million for income taxes, or 42% of income before income taxes. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% primarily due to the effect of state income taxes and Andrx Corporation's inability to utilize its share of Cybear's losses, when Andrx Corporation's ownership of Cybear was reduced below 80% during the period from June 23, 1999 to September 6, 2000.In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. See
Note 4 to notes to the unaudited consolidated financial statements. Had the separate return method of accounting for income taxes been utilized prior to the Reorganization, there would have been no change to income taxes for the 2000 Period. Conversely, applying the pro rata method for the 2001 Period would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $3.3 million. Such allocation has an earnings per share effect of approximately $0.05 per diluted Andrx common share and approximately $0.67 per diluted Cybear common share.

         The basic and diluted weighted average shares of Andrx common stock outstanding were 69.7 million and 72.0 million, respectively, in the 2001 Period, as compared to 64.3 million and 67.0 million, respectively, in the 2000 Period. Such increases resulted primarily from Andrx Corporation's May 2000 public offering of 5.2 million shares of Andrx common stock, stock option exercises and approximately 291,000 shares issued in January 2001 in connection with the acquisition of CTEX. All share and per share amounts of Andrx common stock give effect to the April 2000 two-for-one stock split effected in the form of a 100% stock dividend.

         The basic and diluted weighted average shares of Cybear common stock outstanding was 5.0 million for the 2001 Period. Such amounts include the 2.3 million shares issued to Mediconsult stockholders on April 2, 2001, but exclude the 586,600 shares issued to Mediconsult stockholders in July 2001. The basic and diluted weighted average shares of Cybear common stock included herein give effect to the July 31, 2001 one-for-four reverse stock split of Cybear common stock.

Liquidity and Capital Resources

         As of June 30, 2001, the Company had $280.9 million in cash, cash equivalents and investments available-for-sale, and $437.5 million of consolidated working capital.

         Net cash provided by operating activities was $23.9 million in the 2001 Period, as compared to $46.9 million in the 2000 Period. The 2001 Period includes net income of $30.3 million; income tax benefits related to exercises of stock options of $10.1 million; an increase in income taxes payable of $4.7 million, offset by increases of $11.9 million in accounts receivable, net; $4.0 million in inventories; and a decrease in accounts payable and accrued liabilities of $16.1 million. In addition, during the 2001 Period, the Company recorded $9.5 million of depreciation and amortization and $2.0 million of goodwill writeoff associated with Cybear's 1999 acquisition of Telegraph Consulting Corporation ("Telegraph"). In comparison, the 2000 Period includes net income of $33.1 million, income tax benefits related to the exercise of stock options of $11.7 million, decreases in accounts receivable of $11.4 million and prepaid and other assets of $3.7 million, offset by decreases in accounts payable and accrued liabilities of $10.9 million, income taxes payable of $1.3 million and an increase in inventories of $1.4 million. In addition, during the 2000 Period, the Company recorded $3.8 million in depreciation and amortization.

         Net cash used in investing activities was $60.4 million in the 2001 Period, as compared to $125.3 million in the 2000 Period. In the 2001 Period, the Company acquired property, plant and equipment for $35.5 million; CTEX, net of cash acquired, for $11.0 million; Armstrong for $18.1 million; the Entex brand product line for $14.7 million; and Mediconsult, including advances, for $1.9 million; offset by maturities of investments available-for-sale, net of $20.5 million. In the 2000 Period the Company purchased investments available-for-sale, net, for $81.9 million; property, plant and equipment for $24.2 million; funded a convertible note, net of $4.0 million; and acquired Valmed, net of cash acquired, for $15.2 million.

         Net cash provided by financing activities was $839,000 in the 2001 Period, as compared to $220.1 million in the 2000 Period. Net cash provided by financing activities in the 2001 Period consisted of $4.5 million in proceeds from the issuance of Andrx common stock upon the exercise of stock options, offset by $3.7 million in loans to the former CTEX shareholders. Net cash provided by financing activities for the 2000 Period consisted primarily of $235.8 million in net proceeds from the Company's May 2000 public offering of Andrx common stock, $4.2 million in proceeds from the issuance of Andrx common stock upon the exercises of stock options, offset by $20.2 million of repayments on borrowings under the Company's bank loan.

         For the year ending December 31, 2001, the Company expects to incur approximately $60 million to $70 million in research and development expenses related to Andrx's bioequivalent (ANDA) and brand (NDA) development programs. In addition to the ANDA filings awaiting approval at the FDA, the Company has approximately 40 more products in various stages of research and development. In the Company's NDA program, in addition to Altocor, currently filed with the FDA, the Company's lead products include Metformin XT, which is currently in Phase III clinical studies, which the Company expects to file an NDA with the FDA in 2002 and lovastatin, indicated for Alzheimer's Disease, currently in Phase II clinical studies. Additionally, for the year ending December 31, 2001, the Company expects to continue to significantly increase selling, general, and administrative expenses which includes increasing its current brand sales force from approximately 150 as of June 30, 2001, to approximately 500 by the fist half of 2002. The Company's brand sales force will market the current Andrx brand products including the CTEX, Entex and Procet product lines, as the Company continues to expand its sales force in anticipation of its expected 2002 launch of its first internally developed NDA product, Altocor, a high-potency extended release lovastatin. Additionally, the Company continues to evaluate acquisitions of additional products and the potential of entering into co-promotion arrangements.

         Andrx anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future.

ANDRX GROUP

Results of Operations

2001 Quarter, As Compared To The 2000 Quarter

         For the 2001 Quarter, Andrx generated net income of $24.2 million, as compared to net income of $20.5 million for the 2000 Quarter.

         Sales from distributed products increased by 37.2% to $106.6 million for the 2001 Quarter, as compared to $77.7 million for the 2000 Quarter. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as the participation in the distribution of new products launched by other pharmaceutical companies offset by overall price declines.

         Sales of Andrx products were $65.5 million for the 2001 Quarter, as compared to $46.0 million in the 2000 Quarter. Sales of Andrx products include Diltia XT, Andrx's bioequivalent version of Dilacor XR; Cartia XT, Andrx's bioequivalent version of Cardizem CD; and commencing on April 1, 2001, Andrx's bioequivalent version of Ventolin (Albuterol Metered Dose Inhaler), which Andrx acquired through the acquisition of Armstrong on March 30, 2001. Commencing on January 24, 2001, Andrx products also included sales of brand products marketed by CTEX, which Andrx acquired on January 23, 2001. In the future, sales of Andrx products will also include the sales of the Entex brand product line, which Andrx acquired on June 30, 2001, as well as a hydrocodone product line to be supplied to Andrx by Mallinckrodt in connection with a July 2001 marketing rights and supply agreement. Andrx will market this branded pain product line under the Andrx brand name Procet. Two dosage strengths of Procet are currently approved by the FDA, and Andrx's sales force will begin to market those products shortly. The third strength of Procet, representing the highest strength, is expected to be approved by the FDA in 2002.

         Andrx generated $6.3 million of other revenue in the 2001 Quarter, as compared to $3.7 million in the 2000 Quarter. Other revenues primarily represented licensing fees from Geneva related to brand products under development in Andrx's NDA program and, in the 2001 Quarter, revenues from Armstrong's contract manufacturing business.

         Gross profit from total revenue was $74.7 million, with a gross margin of 41.9% in the 2001 Quarter, as compared to $55.4 million, with a gross margin of 43.5% in the 2000 Quarter. The increase in gross profit was a result of an increase in total revenues and the decrease in gross margin was a result of a change in the product mix sold by Andrx.

         Selling, general and administrative expenses were $27.9 million, or 15.7% of total revenues for the 2001 Quarter, as compared to $14.3 million, or 11.3% of total revenues, for the 2000 Quarter. Selling, general and administrative expenses include expenses related to administration, marketing, selling and warehousing of distributed and Andrx products, the establishment of brand sales and marketing efforts, royalties to the Company's Co-Chairman and Chief Scientific Officer related to sales of Cartia XT, as well as corporate overhead, and legal costs related to patent infringement matters related to the Company's ANDA filings and anti-trust matters. The increase in selling, general and administrative expenses in the 2001 Quarter, compared to the 2000 Quarter, was primarily the result of an increase in sales of distributed and Andrx products, the establishment of a brand sales and marketing infrastructure, including the CTEX sales force, and an increase in legal costs.

         Research and development expenses were $14.4 million in the 2001 Quarter, as compared to $10.5 million in the 2000 Quarter. The increase in research and development expenses of $3.9 million, or 37.3%, reflected Andrx's continued commercialization efforts in its bioequivalent (ANDA) and brand name
(NDA) drug development programs. During the 2001 Quarter, Andrx filed ANDAs with the FDA for Glucophage XR, Metformin extended-release tablets marketed by Bristol-Myers and Glucotrol XL, Glipizide extended-release tablets marketed by Pfizer. Andrx believes it was the first company to file an ANDA with the FDA for these products.

         Andrx reported interest income of $3.0 million in the 2001 Quarter, as compared to $2.3 million in the 2000 Quarter. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2001 Quarter, as compared to the 2000 Quarter. The increase was primarily attributable to the public offering of Andrx common stock in May 2000 that raised net proceeds of approximately $235.8 million. Andrx invests in investment grade interest bearing securities.

         Interest expense was $221,000 in the 2000 Quarter, resulting from borrowings under the Andrx's bank loan, which was terminated in December 2000.

         In the 2001 Quarter, Andrx provided $11.2 million for income taxes, or 32%, of income before income taxes. Andrx provided for income taxes at less than the expected annual effective Federal statutory rate of 35% due to Andrx's ability to utilize Cybear's losses after the Reorganization, the realization of certain research and development tax credits, offset by the effect of state income taxes. For the 2000 Quarter, Andrx provided $12.1 million for income taxes or 37% of income before income taxes. Andrx provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% primarily due to the effect of state income taxes. In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. See Note 4 to notes to the unaudited consolidated financial statements. Had the separate return method of accounting for income taxes been utilized prior to the Reorganization, there would have been no change to income taxes for the 2000 Quarter. Conversely, applying the pro rata method for the 2001 Quarter would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $1.9 million.

2001 Period, As Compared To The 2000 Period

         For the 2001 Period, Andrx generated net income of $43.4 million, as compared to net income of $41.6 million for the 2000 Period.

         Sales from distributed products increased by 47.0% to $213.6 million for the 2001 Period, as compared to $145.3 million for the 2000 Period. The 2001 Period includes $5.3 million of sales from Andrx's distribution of the bioequivalent version of Ventolin (Albuterol Metered Dose Inhaler) manufactured by Armstrong. Andrx completed its acquisition of Armstrong on March 30, 2001. Sales of Armstrong's Albuterol Metered Dose Inhaler after the acquisition date were included in Andrx products. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as the participation in distribution of new products launched by other pharmaceutical companies offset by overall price declines. The 2001 Period also includes a full six months of sales from Valmed, which Andrx acquired in March 2000.

         Sales of Andrx products were $110.2 million for the 2001 Period, as compared to $90.1 million for the 2000 Period. Sales of Andrx products include Diltia XT, Cartia XT, and commencing on April 1, 2001, Andrx's bioequivalent version of Ventolin, which Andrx acquired through the acquisition of Armstrong. Commencing on January 24, 2001, Andrx products also included sales of brand products marketed by CTEX, which Andrx acquired on January 23, 2001. In the future, sales of Andrx products will also include the sales of the Entex brand product line, which Andrx acquired on June 30, 2001, as well as a hydrocodone product line to be supplied to Andrx by Mallinckrodt in connection with a July 2001 marketing rights and supply agreement.

         Andrx generated $10.3 million of other revenues in the 2001 Period, as compared to $7.2 million in the 2000 Period. Other revenues primarily represented licensing fees from Geneva related to brand products under development in Andrx's NDA program and in the 2001 Period, revenues from Armstrong's contract manufacturing business acquired on March 30, 2001.

         Gross profit from total revenues was $136.6 million, with a gross margin of 40.9% in the 2001 Period, as compared to $107.6 million, with a gross margin of 44.4% in the 2000 Period. The increase in gross profit was a result of an increase in total revenues, and the decrease in gross margin was a result of a change in the product mix sold by Andrx.

         Selling, general and administrative expenses were $50.4 million, or 15.1% of total revenues for the 2001 Period, as compared to $25.9 million, or 10.7% of total revenues, for the 2000 Period. Selling, general and administrative expenses include administration, marketing, selling and warehousing of distributed and Andrx products, the establishment of brand sales and marketing efforts, royalties to the Company's Co-Chairman and Chief Scientific Officer related to sales of Cartia XT, as well as corporate overhead and legal costs related to patent infringement matters related to the Company's ANDA filings and anti-trust matters. The increase in selling, general and administrative expenses in the 2001 Period, as compared to the 2000 Period, was primarily the result of increases in sales of distributed and Andrx products, the establishment of a brand sales and marketing infrastructure, including the CTEX sales force, and an increase in legal costs.

         Research and development expenses were $29.1 million in the 2001 Period, as compared to $18.7 million in the 2000 Period. The increase in research and development expenses of $10.4 million, or 55.4%, reflected Andrx's continued commercialization efforts in its bioequivalent (ANDA) and brand name
(NDA) drug development programs. During the 2001 Period, Andrx filed ANDAs with the FDA for Paxil, Paroxeline Hydrochloride tablets marketed by GSK, Glucophage XR, Metformin extended-release tablets marketed by Bristol-Myers, and Glucotrol XL, Glipizide extended-release tablets marketed by Pfizer. Andrx believes it was the first company to file ANDAs with the FDA for Glucophage XR and Glucotrol XL. Additionally, during the 2001 Period, the Company submitted its first NDA to the FDA for Altocor, a high potency extended release lovastatin.

         Andrx reported interest income of $6.3 million in the 2001 Period, as compared to $3.3 million in the 2000 Period. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2001 Period, as compared to the 2000 Period. The increase was primarily the result of the net proceeds of $235.8 million received from the Company's May 2001 public equity offering of Andrx common stock and the net cash provided by net operating activities. Andrx invests in investment grade interest bearing securities.

         Interest expense was $695,000 in the 2000 Period, resulting from borrowings from the Company's bank loan, which was terminated in December 2000.

         In the 2001 Period, Andrx provided $20.0 million, or 32%, of income before income taxes. Andrx provided for income taxes at less than the expected annual effective Federal statuary rate of 35% due to Andrx's ability to utilize Cybear's losses after the Reorganization, the realization of certain research and development tax credits, offset by the effect of state income taxes. For the 2000 Period, Andrx provided $24.0 million for income taxes, or 37%, of income before income taxes. Andrx provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% primarily due to the effect of state income taxes. In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. See
Note 4 to notes to unaudited consolidated financial statements. Had the separate return method of accounting for income taxes been utilized prior to the Reorganization, there would have been no change to income taxes for the 2000 Period. Conversely, applying the pro rata method for the 2001 Period would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $3.3 million.

Liquidity and Capital Resources

         As of June 30, 2001, Andrx had $276.2 million in cash, cash equivalents and investments available-for-sale, and $437.2 million of working capital.

         Net cash provided by operating activities was $34.2 million in the 2001 Period, as compared to $56.8 million in the 2000 Period. The 2001 Period includes net income of $43.4 million; income tax benefits related to exercises of stock options of $10.1 million; an increase of $4.7 million in income taxes payable, offset by an increase of $11.4 million in accounts receivable, net; $4.0 million in inventories; and $1.3 million in prepaid and other assets and a decrease of $12.4 million in accounts payable and accrued liabilities. In addition, the 2001 Period includes $5.2 million of depreciation and amortization. In comparison, the 2000 Period includes net income of $41.6 million, income tax benefits related to exercises of stock options of $11.7 million, decreases in accounts receivable, net, of $12.1 million, and prepaid and other assets of $1.7 million, offset by an increase in inventories of $1.4 million and decreases in accounts payable and accrued liabilities of $10.1 million and income taxes payable of $1.3 million. In addition, the 2000 Period includes $2.5 million of depreciation and amortization.

          Net cash used in investing activities was $67.8 million in the 2001 Period, as compared to $126.6 million in the 2000 Period. In the 2001 Period, the Company acquired $35.4 million of property, plant and equipment; CTEX, net of cash acquired, for $11.0 million; Armstrong for $18.1 million; and the Entex brand product line for $14.7 million, offset by the maturity of investments available-for-sale, net, of $11.4 million. In the 2000 Period, the Company acquired property, plant and equipment of $20.8 million; Valmed, net of cash acquired of $15.2 million; and purchased $90.6 million of investments available-for-sale, net.

         Net cash provided by financing activities was $839,000 in the 2001 Period, as compared to $219.8 million in the 2000 Period. Net cash used in financing activities in the 2001 Period consisted primarily of $4.5 million in proceeds from the issuance of shares of Andrx common stock upon the exercises of stock options, offset by $3.7 million in loans to the former CTEX shareholders. Net cash provided by financing activities for the 2000 Period consisted of $235.8 million in proceeds from the public share offering of Andrx common stock, and $4.2 million in proceeds from the issuance of shares of Andrx common stock upon exercises of stock options, offset by repayments under the Company's bank loan of $20.2 million.

         For the year ending December 31, 2001, Andrx expects to incur approximately $60 million to $70 million in research and development expenses related to Andrx's bioequivalent (ANDA) and brand (NDA) development programs. In addition to the ANDA filings awaiting approval at the FDA the Company has approximately 40 more products in various stages of research and development. In the Company's NDA program, in addition to Altocor, currently filed with the FDA, the Company's lead products include Metformin XT, which is currently in Phase III clinical studies, which the Company expects to file an NDA with the FDA in 2002, and lovastatin, indicated for Alzheimer's Disease, currently in Phase II clinical studies. Additionally, for the year ending December 31, 2001, the Company expects to continue to significantly increase selling, general, and administrative expenses which includes increasing its current brand sales force from approximately 150 as of June 30, 2001, to approximately 500 by the first half of 2002. The Andrx brand detail sales force will market the current Andrx brand products including the CTEX, Entex and Procet product lines, as Andrx continues to expand its sales force in anticipation of the expected 2002 launch of its first internally developed NDA product, Altocor(TM), a high potency extended release lovastatin. Additionally, the Company continues to evaluate acquisitions of additional products and the potential of entering into co-promotion arrangements.

         Andrx anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future.

CYBEAR GROUP

Results of Operations

2001 Quarter, As Compared To The 2000 Quarter

         For the 2001 Quarter, Cybear generated a net loss of $8.5 million, as compared to a net loss of $5.2 million for the 2000 Quarter.

         Cybear recorded total revenues of $2.5 million in the 2001 Quarter, an increase of approximately $1.2 million, as compared to $1.2 million in the 2000 Quarter. Included in Cybear's June 30, 2001 balance sheet in accrued liabilities is approximately $1.5 million of deferred revenue of which $832,000 relates to licenses of certain electronic prescription delivery patents.

         Revenues in the 2001 Quarter included total Cybearclub revenues of $1.1 million, compared to total Cybearclub revenues of $982,000 for the 2000 Quarter. Cybearclub is Cybear's joint venture with Andrx intended to distribute healthcare products to physicians through the Internet. Under this joint venture, Cybearclub utilized Andrx telemarketers to transition Andrx customers, as well as new physician customers, to place orders with Cybearclub over the Internet. As a result of an amendment to the joint venture agreement, beginning October 9, 2000, Cybearclub revenues consist of physician Internet sales entered by physician offices on the Internet and do not include revenues procured by Andrx telemarketers, which are recorded by Andrx. Cybearclub's $1.1 million in revenues for the 2001 Quarter represented physician Internet sales, reported as "Cybearclub LC Internet product sales". For the 2000 Quarter, total Cybearclub revenues were $982,000 which consisted of $260,000 representing physician Internet sales reported as "Cybearclub LC Internet product sales", and $722,000 representing orders procured by Andrx telemarketers and entered by Cybear employees over the Internet on behalf of customers reported as "Cybearclub LC telemarketing product sales".

         Cybear generated $127,000 of other product sales in the 2000 Quarter.

         Cybear generated $1.2 million in revenues associated with its Web development, hosting and other services for the 2001 Quarter, as compared to $124,000 for the comparable 2000 Quarter. Web development, hosting and other services for the 2001 Quarter included $822,000 primarily derived from Mediconsult.

         Subscription revenues from Dr. Cybear were $142,000 for the 2001 Quarter, as compared to $4,000 for the 2000 Quarter.

         Gross profit from Cybearclub LC Internet product sales was $70,000 with a gross margin of 6.4% in the 2001 Quarter. Gross profit from total Cybearclub sales and other product sales was $21,000 with a gross margin of 1.9% for the 2000 Quarter.

         Network operations and support costs were $2.1 million in the 2001 Quarter, as compared to $1.2 million in the 2000 Quarter. Network operations and support costs consist of personnel and related costs associated with operating the network operations center and providing customer support, telecommunications cost and maintenance expense on computer hardware and software. The increase in network operations and support costs is primarily associated with the Mediconsult operations.

         Product development costs were $1.4 million in the 2001 Quarter, as compared to $840,000 in the 2000 Quarter. The increase in product development costs reflects the progress and expansion of Cybear's development activities.

         Selling, general and administrative expenses were $1.8 million in the 2001 Quarter, as compared to $2.1 million for the 2000 Quarter. Selling, general and administrative expenses consist primarily of salaries and personnel related expenses for the sales, executive and administrative functions, consulting and advertising fees, housing fees and professional fees. The decrease in such expenses is primarily the result of a reduction in personnel and overall cost cutting measures.

         Depreciation and amortization expense was $2.8 million in the 2001 Quarter, as compared to $773,000 in the 2000 Quarter. The increase in depreciation and amortization in the 2001 Quarter resulted primarily from amortization on $11.7 million of goodwill established as a result of the acquisition of Mediconsult in April 2001 and $10.4 million of goodwill established from the Reorganization.

         The 2001 Quarter includes $2.0 million of non-recurring expenses associated with impairment charges to the remaining goodwill related to the acquisition of Telegraph in 1999. The 2000 Quarter includes $53,000 in merger costs associated with the Reorganization and $870,000 in other non-recurring charges consisting of severance costs, impairment charges to certain assets and costs incurred to terminate an agreement.

         Cybear earned interest income of $95,000 for the 2001 Quarter, as compared to $505,000 for the 2000 Quarter. The interest income was generated primarily from the investment of the net proceeds raised in the Cybear Inc., June 1999 public offering of Cybear common stock and from convertible notes receivable. Cybear invests in investment grade interest bearing securities.

         In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. See Note 4 to notes to the unaudited consolidated financial statements. Had the separate return method of accounting for income taxes been utilized prior to the Reorganization, there would have been no change to income taxes for the 2000 Quarter. Conversely, applying the pro rata method for the 2001 Quarter would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $1.9 million.

2001 Period, As Compared To The 2000 Period

         For the 2001 Period, Cybear generated a net loss of $13.0 million, as compared to a net loss of $11.8 million for the 2000 Period.

         Cybear recorded total revenues of $4.1 million in the 2001 Period, an increase of approximately $2.6 million as compared to $1.5 million in the 2000 Period.

         Revenues in the 2001 Period included total Cybearclub revenues of $2.0 million, compared to total Cybearclub revenues of $1.2 million for the 2000 Period. Under this joint venture, Cybearclub utilized Andrx telemarketers to transition Andrx customers, as well as new physician customers, to place orders with Cybearclub over the Internet. As a result of an amendment to the joint venture agreement, beginning October 9, 2000, Cybearclub revenues consist of physician Internet sales entered by physician offices on the Internet and do not include revenues procured by Andrx telemarketers which are recorded by Andrx. Cybearclub's $2.0 million in revenues for the 2001 Period represented physician Internet sales, reported as "Cybearclub LC Internet Product sales". For the 2000 Period, total Cybearclub revenues were $1.2 million consisting of $326,000 representing physician Internet sales reported as "Cybearclub LC Internet product sales", and $871,000 representing orders procured by Andrx telemarketers and entered by Cybear employees over the Internet on behalf of customers reported as "Cybearclub LC telemarketing product sales".

         Cybear generated $127,000 of other product sales in the 2000 period.

         Cybear generated $1.8 million in revenues associated with its Web development, hosting and other services for the 2001 Period, as compared to $136,000 to the 2000 Period. Web development, hosting and other services for the 2001 Period included $822,000 primarily derived from Mediconsult.

         Subscription revenues from Dr. Cybear were $276,000 for the 2001 Period, as compared to $8,000 for the 2000 Period.

         Gross profit from Cybearclub LC Internet product sales was $124,000 with a gross margin of 6.1% in the 2001 Period. Gross profit from total Cybearclub sales and other product sales was $27,000 with a gross margin of 2.0% for the 2000 Period.

         Network operations and support costs were $3.1 million in the 2001 Period, as compared to $2.2 million in the 2000 Period. Network operations and support costs consist of personnel and related costs associated with operating the network operations center and providing customer support, telecommunications costs and maintenance expense on computer hardware and software. The increase in network operations and support costs is primarily associated with the Mediconsult operations in the 2001 Quarter.

         Product development costs were $2.8 million in the 2001 Period, as compared to $1.8 million in the 2000 Period. The increase in product development costs reflects the progress and expansion of Cybear's development activities.

         Selling, general and administrative expenses were $3.3 million in the 2001 Period, as compared to $4.8 million in the 2000 Period. Selling, general and administrative expenses consist primarily of salaries and personnel related expenses for the sales, executive and administrative functions, consulting and advertising fees, housing fees and professional fees. The decrease in such expenses, is primarily the result of a reduction in personnel and overall cost cutting measures.

         Depreciation and amortization expense was $4.3 million in the 2001 Period, as compared to $1.3 million in the 2000 Period. The increase in depreciation and amortization in the 2001 Period resulted primarily from amortization on $11.7 million of goodwill established as a result of the acquisition of Mediconsult in April 2001 and amortization on $10.4 million of goodwill established from the Reorganization.

         The 2001 Period results include $2.0 million of non-recurring expense associated with impairment charges to the remaining goodwill related to the acquisition of Telegraph in 1999. The 2000 Period results include $885,000 in merger costs associated with the Reorganization and $2.0 million in other non-recurring charges consisting of severance costs, impairment charges to certain assets and costs incurred to terminate an agreement.

         Cybear earned interest income of $307,000 for the 2001 Period, as compared to $1.1 million for the 2000 Period. The interest income was generated primarily from the investment of the net proceeds raised in the Cybear Inc. June 1999 public offering and from convertible notes receivable. Cybear invests in investment grade interest bearing securities.

         In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. See Note 4 to notes to the unaudited consolidated financial statements. Had the separate return method of accounting for income taxes been utilized prior to the Reorganization, there would have been no change to income taxes for the 2000 Period. Conversely, applying the pro rata method for the 2001 Period would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $3.3 million.

Liquidity and Capital Resources

         As of June 30, 2001, Cybear had approximately $4.7 million in cash, cash equivalents and investments available-for-sale and $317,000 of working capital.

         Net cash used in operating activities was $10.3 million for the 2001 Period, as compared to $9.9 million for the 2000 Period. The 2001 Period includes a net loss of $13.0 million and a decrease in accounts payable and accrued liabilities of $3.4 million. The 2001 Period also includes depreciation and amortization expense of $4.3 million and a $2.0 million writeoff of goodwill associated with Cybear's acquisition of Telegraph. The 2000 Period includes a net loss of $11.8 million, depreciation and amortization expense of $1.3 million and other non-cash charges of $889,000 resulting primarily from impairment charges to certain assets.

         Net cash provided by investing activities was $7.4 million in the 2001 Period, as compared to $1.3 million in the 2000 Period. In the 2001 Period, $9.1 million of investments available-for-sale, net, matured, offset by $1.9 million used in the acquisition of Mediconsult, including advances. In the 2000 Period, Cybear received proceeds of $8.7 million from maturities of investments available-for-sale, net, funded a $4.0 million convertible note from AHT Corporation, and purchased $3.4 million of property and equipment.

         There were no financing activities during the 2001 Period. Net cash provided by financing activities for the 2000 Period was $284,000 consisting of proceeds from the issuance of shares of Cybear common stock upon the exercises of stock options.

         In March 2001, Andrx Corporation agreed to furnish Cybear with a $12.0 million line of credit. The line of credit provides Cybear with the ability to begin drawing cash once Cybear's cash balance falls below $3.0 million. Drawings will be subject to various financial and non-financial covenants, will bear interest at a rate equal to prime plus 1% or Andrx Corporation's cost of borrowing, whichever is greater, and shall be payable upon the expiration of the line of credit on March 31, 2004 or the occurrence of other certain events. As of June 30, 2001, no amounts have been drawn against the line of credit.

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


         Cybear believes that its existing capital resources including the $12.0 million line of credit from Andrx will be sufficient to enable it to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. Cybear expects negative cash flows and net losses to continue for the foreseeable future. Whether or not the business plan is modified, Cybear may need to raise additional capital through public or private debt or equity financing or through funding from Andrx. Additional funding, whether obtained through public or private debt or equity financing or from Andrx, may not be available when required or may not be available on terms favorable to Cybear, if at all.

                                ANDRX CORPORATION
                                     PART II
                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         See Note 11 to the "Notes to Unaudited Consolidated Financial Statements of Andrx Corporation" included in Part 1 Item 1 of this report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In April 2001, Andrx Corporation issued 8,750 shares of Cybear common stock to a law firm for certain legal services performed.

         The foregoing shares were issued without registration pursuant to the exemption from registration afforded by section 4 (2) of the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) On July 30, 2001, Andrx Corporation held its Annual Meeting of Stockholders.

          (b)  Not applicable.

          (c) At the annual meeting, the following matters were voted upon by Andrx Corporation stockholders:

1.       ELECTION OF DIRECTORS

         The following table sets forth the name of each nominee and the voting with respect to each nominee for director.

ANDRX COMMON STOCK
------------------


         Nominee                     FOR            WITHHOLD AUTHORITY
----------------------------    --------------      ------------------

Elliot F. Hahn, Ph.D.               60,625,661              4,238,385
Timothy E. Nolan                    61,437,056              3,426,990
Lawrence J. DuBow                   64,639,465                224,581


CYBEAR COMMON STOCK
-------------------


         Nominee                     FOR            WITHHOLD AUTHORITY
----------------------------    --------------      ------------------

Elliot F. Hahn, Ph.D.                4,452,922                100,194
Timothy E. Nolan                     4,452,922                100,194
Lawrence J. DuBow                    4,453,183                 99,932

2.       APPROVAL OF THE CYBEAR COMMON STOCK REVERSE STOCK SPLIT PROPOSAL.

         With respect to the foregoing matter, 60,707,436 shares of Andrx common stock voted in favor, 3,980,460 shares of Andrx common stock voted against and 176,150 shares of Andrx common stock abstained. There were no broker non-votes of Andrx common stock.

         With respect to the foregoing matter, 4,193,737 shares of Cybear common stock voted in favor, 300,546 shares of Cybear common stock voted against and 58,832 shares of Cybear common stock abstained. There were no broker non-votes of Cybear common stock.

3.       APPROVAL OF ADOPTION OF ANDRX CORPORATION EMPLOYEE STOCK PURCHASE PLAN.

         With respect to the foregoing matter, 63,282,300 shares of Andrx common stock voted in favor, 1,495,087 shares of Andrx common stock voted against and 86,659 shares of Andrx common stock abstained. There were no broker non-votes of Andrx common stock.

         With respect to the foregoing matter, 4,461,798 shares of Cybear common stock voted in favor, 80,853 shares of Cybear common stock voted against and 10,465 shares of Cybear common stock abstained. There were no broker non-votes of Cybear common stock.


4. RATIFICATION OF THE APPOINTMENT OF ARTHUR ANDERSEN LLP AS ANDRX CORPORATION'S INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT FOR THE YEAR ENDING DECEMBER 31, 2001.

         With respect to the foregoing matter, 62,836,897 shares or Andrx common stock were voted in favor, 1,196,232 shares of Andrx common stock voted against and 110,923 shares of Andrx common stock abstained. There were no broker non-votes of Andrx common stock.

         With respect to the foregoing matter, 4,449,569 shares or Cybear common stock were voted in favor, 39,785 shares of Cybear common stock voted against and 63,762 shares of Cybear common stock abstained. There were no broker non-votes of Cybear common stock.

All share amounts for the Cybear common stock included herein have been restated to reflect the effect of the July 31, 2001 one-for-four reverse stock split.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (b) Reports on Form 8-K.

         On April 17, 2001, Andrx Corporation filed a current report on Form 8-K to announce that on April 2, 2001 it had consummated the stock-for-stock merger with Mediconsult.com, Inc. On June 15, 2001, Andrx Corporation amended this current report on Form 8-K to include the required financial statements of Mediconsult.com, Inc. and the pro forma financial information of Andrx Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 14, 2001

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