Form 10-Q
period 2001-09-30
ANDRX CORP /DE/
filed 2001-11-14
CIK 1123337

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              __________________

                                   FORM 10-Q
                              __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 2001
                              __________________

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

                                 X  YES    ___ NO
                               -----

     The approximate number of shares outstanding of each of the issuer's series of common stock as of November 8, 2001:

Andrx Group common stock                                     70,320,500
                                                        ---------------------
Cybear Group common stock                                     6,742,700
                                                        ---------------------

                       ANDRX CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


     On September 7, 2000, Andrx Corporation completed a plan of merger and reorganization (the "Reorganization") whereby it acquired the outstanding equity of its Cybear Inc. subsidiary that it did not own, reincorporated in Delaware and created two new classes of common stock:

          . Andrx Group Common Stock (the "Andrx common stock"), to track the performance of Andrx Group (the "Andrx Group"), which includes Andrx Corporation and subsidiaries, other than its ownership of Cybear Group (the "Cybear Group").

          . Cybear Group Common Stock (the "Cybear common stock"), to track the performance of the Cybear Group.

     The Cybear Group includes (a) Cybear Inc. and its subsidiaries, (b) certain potential future Internet businesses of Andrx Corporation and (c) effective April 2, 2001, Mediconsult.com, Inc. and its subsidiaries ("Mediconsult").

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

                       ANDRX CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                                             Page
                                                                            Number
                                                                          -----------
PART I.   FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements                           4

          ANDRX CORPORATION AND SUBSIDIARIES

          Unaudited Consolidated Balance Sheets -
            as of September 30, 2001 and December 31, 2000                     4

          Unaudited Consolidated Statements of Income -
            for the three and nine months ended September 30, 2001 and 2000    5

          Unaudited Consolidated Statements of Cash Flows -
           for the nine months ended September 30, 2001 and 2000              6-7

          Notes to Unaudited Consolidated Financial Statements               8-27

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             28

                 Andrx Corporation                                          29-35
                 Andrx Group                                                36-39
                 Cybear Group                                               40-43

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                         44
          Item 6.  Exhibits and Reports on Form 8-K                          44

SIGNATURES                                                                   45

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                       ANDRX CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)


                                                                                               September 30,    December 31,
                                                                                                   2001            2000
                                                                                              ---------------   -----------
ASSETS
Current assets
  Cash and cash equivalents                                                                        $117,349        $115,609
  Investments available-for-sale, at market value                                                   186,432         221,200
  Accounts receivable, net                                                                          139,406          92,960
  Inventories                                                                                       150,825         101,219
  Deferred income tax assets, net                                                                    19,193          18,968
  Prepaid and other current assets, net                                                              15,997          11,243
                                                                                                -----------     -----------

    Total current assets                                                                            629,202         561,199

  Property, plant and equipment, net                                                                122,004          77,773
  Goodwill and other intangibles, net                                                                61,827          22,290
  Other assets                                                                                        6,608           6,694
                                                                                                -----------     -----------

    Total assets                                                                                   $819,641        $667,956
                                                                                                ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                                 $108,944        $ 70,501
  Accrued and other liabilities                                                                      49,427          33,714
  Income taxes payable                                                                               16,648           3,944
                                                                                                -----------     -----------

    Total current liabilities                                                                       175,019         108,159
                                                                                                -----------     -----------
Commitments and contingencies (Notes 11 and 12)

Stockholders' equity
  Convertible preferred stock; $0.001 par value, 1,000,000 shares authorized;
    None issued and outstanding                                                                           -               -

  Common stocks:
    Andrx common stock; $0.001 par value, 100,000,000 shares
      authorized; 70,263,400 and 69,311,200 issued and outstanding
      as of September 30, 2001 and December 31, 2000, respectively                                       70              69
    Cybear common stock; $0.001 par value, 12,500,000 shares
      authorized; 6,742,700 and 3,800,800 issued and outstanding
      as of September 30, 2001 and December 31, 2000, respectively                                        7               4
  Additional paid-in capital                                                                        464,098         420,685
  Retained earnings                                                                                 179,824         138,835
  Accumulated other comprehensive income, net of income taxes                                           623             204
                                                                                                -----------     -----------

     Total stockholders' equity                                                                     644,622         559,797
                                                                                                -----------     -----------

     Total liabilities and stockholders' equity                                                    $819,641        $667,956
                                                                                                ===========     ===========



  The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except for share and per share amounts)



                                                                    Three Months Ended              Nine Months Ended
                                                                      September 30,                    September 30,
                                                             -------------------------------  ----------------------------
                                                                  2001            2000           2001              2000
                                                             ---------------  --------------  ------------    ------------
Revenues
  Distributed products                                        $    133,819    $     85,019    $    349,451    $    231,653
  Andrx products                                                    72,736          43,101         182,966         133,209
  Other                                                              7,680           4,126          20,022          11,443
                                                              ------------    ------------    ------------    ------------

Total revenues                                                     214,235         132,246         552,439         376,305
                                                              ------------    ------------    ------------    ------------
Operating expenses
  Cost of goods sold                                               131,067          78,038         330,501         214,298
  Selling, general and administrative                               36,075          16,088          86,518          41,968
  Research and development                                          11,158          14,646          40,212          33,340
  Cybear Internet operating expenses                                 6,374           4,879          19,908          14,969
  Cybear non-recurring expenses                                     10,373           4,317          12,355           7,224
  Reorganization costs                                                   -           2,098               -           2,098
                                                              ------------    ------------    ------------    ------------
Total operating expenses                                           195,047         120,066         489,494         313,897
                                                              ------------    ------------    ------------    ------------

Income from operations                                              19,188          12,180          62,945          62,408

Other income (expense)
  Interest income                                                    2,597           4,498           9,174           8,813
  Interest expense                                                       -             (40)              -            (735)
  Minority interest in Cybear                                            -             901               -           4,146
                                                              ------------    ------------    ------------    ------------

Income before income taxes                                          21,785          17,539          72,119          74,632

Income taxes                                                        11,120           6,782          31,130          30,762
                                                              ------------    ------------    ------------    ------------

Net income                                                    $     10,665    $     10,757    $     40,989    $     43,870
                                                              ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE (Note 3)

ANDRX COMMON STOCK:
Net income allocated to Andrx Group                           $     25,251    $     16,056    $     68,621    $     49,169
                                                              ============    ============    ============    ============
Net income per share of Andrx common stock:
          Basic                                               $       0.36    $       0.23    $       0.98    $       0.75
                                                              ============    ============    ============    ============
          Diluted                                             $       0.35    $       0.22    $       0.95    $       0.72
                                                              ============    ============    ============    ============


Weighted average shares of Andrx common stock
 outstanding:
          Basic                                                 70,155,000      69,076,000      69,876,000      65,892,000
                                                              ============    ============    ============    ============
          Diluted                                               72,941,000      71,862,000      72,614,000      68,629,000
                                                              ============    ============    ============    ============
CYBEAR COMMON STOCK:
Net loss allocated to Cybear Group                            $    (14,586)   $     (5,299)   $    (27,632)   $     (5,299)
                                                              ============    ============    ============    ============
Basic and diluted net loss per share of Cybear
 common stock                                                 $      (2.23)   $      (1.39)   $      (5.04)   $      (1.39)
                                                              ============    ============    ============    ============
Basic and diluted weighted average shares of
    Cybear common stock outstanding (Note 1)                     6,544,900       3,800,800       5,484,700       3,800,800
                                                              ============    ============    ============    ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                      -------------------------
                                                                                                           2001          2000
                                                                                                      -------------  -----------
Cash flows from operating activities
  Net income                                                                                             $ 40,989     $  43,870
  Adjustments to reconcile net income to net cash
   provided by operating activities:
         Depreciation and amortization                                                                     15,490         6,441
         Write-off of Telegraph goodwill                                                                    1,982             -
         Write-off of Reorganization goodwill                                                               9,313             -
         Other non-cash charges                                                                             1,060             -
         Minority interest                                                                                      -        (4,146)
         Income tax benefits related to exercises of Andrx stock options                                   13,227        18,013
         Changes in operating assets and liabilities:
             Accounts receivable, net                                                                     (42,555)          978
             Inventories                                                                                  (30,128)          457
             Prepaid and other assets, net                                                                  1,647         8,429
             Accounts payable and accrued and other liabilities                                            38,939        (7,721)
             Income taxes payable                                                                          12,704       (15,730)
                                                                                                      -----------    ----------

      Net cash provided by operating activities                                                            62,668        50,591
                                                                                                      -----------    ----------


Cash flows from investing activities
  Maturities (purchases) of investments available-for-sale, net                                            35,186      (121,256)
  Purchases of property, plant and equipment                                                              (50,617)      (31,334)
  Acquisition of CTEX Pharmaceuticals, Inc., net of cash acquired                                         (11,007)            -
  Acquisition of certain assets of Armstrong Pharmaceuticals                                              (18,115)            -
  Acquisition of Entex brand product line                                                                 (14,700)            -
  Acquisition of marketing rights of the Anexsia brand product line                                        (2,000)            -
  Acquisition of and advances to Mediconsult.com, Inc.                                                     (3,242)            -
  Funding of convertible notes receivable, net                                                                  -        (4,000)
  Acquisition of certain assets of Valmed Pharmaceuticals, Inc., net of cash acquired                           -       (15,195)
  Costs associated with the purchase of Cybear minority interest in the Reorganization                          -        (2,838)
                                                                                                      -----------    ----------

      Net cash used in investing activities                                                               (64,495)     (174,623)
                                                                                                      -----------    ----------

Cash flows from financing activities
  Net proceeds from Andrx public share offering                                                                 -       235,819
  Proceeds from exercises of Andrx stock options                                                            7,074         6,070
  Loans to former CTEX Pharmaceuticals, Inc. shareholders                                                  (3,697)            -
  Net repayments under bank loan                                                                                -       (20,226)
  Capital transactions of Cybear, net                                                                         190           363
                                                                                                      -----------    ----------

      Net cash provided by financing activities                                                             3,567       222,026
                                                                                                      -----------    ----------


Net increase in cash and cash equivalents                                                                   1,740        97,994
Cash and cash equivalents, beginning of period                                                            115,609        32,555
                                                                                                      -----------    ----------
Cash and cash equivalents, end of period                                                                 $117,349     $ 130,549
                                                                                                      ===========    ==========


                                  (Continued)

                       ANDRX CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Continued)


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                               ----------------------
                                                                                   2001        2000
                                                                               ----------     -------
Supplemental disclosure of cash paid during the period for:
      Interest                                                                   $      -     $   735
                                                                               ==========     =======
      Income taxes                                                               $  5,200     $28,940
                                                                               ==========     =======

Supplemental disclosures of non-cash investing activities:

    Acquisition of certain assets of Armstrong Pharmaceuticals
     Fair value of net assets acquired                                           $ 18,115
                                                                               ==========
    Acquisition of  CTEX Pharmaceuticals, Inc.
     Market value of Andrx common stock issued                                   $ 18,167
                                                                               ==========
     Fair value of net liabilities assumed                                       $    695
                                                                               ==========

    Acquisition of Mediconsult.com, Inc.
     Market value of Cybear common stock issued                                  $  4,765
                                                                               ==========
     Fair value of net liabilities assumed                                       $  5,011
                                                                               ==========

    Reorganization
     Market value of Cybear common stock issued                                               $17,363
     Less book value of Cybear minority interest at acquisition date                           (9,757)
                                                                                         ------------
     Goodwill resulting from purchase of Cybear minority interest                             $ 7,606
                                                                                         ============
    Acquisition of certain assets of Valmed Pharmaceuticals, Inc.
     Fair value of net assets acquired                                                        $ 6,487
                                                                                         ============

  The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
             (in thousands, except for share and per share amounts)


1.  GENERAL

     The accompanying unaudited consolidated financial statements for each period include the consolidated balance sheets, statements of income and cash flows of Andrx Corporation and subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited consolidated financial statements reflect all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and nine months ended September 30, 2001 and cash flows for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

     On April 3, 2000, the Company implemented a two-for-one stock split of Andrx common stock effected in the form of a 100% stock dividend. All share and per share amounts of Andrx common stock included herein give effect to the two-for-one stock split.

     On July 31, 2001, the Company implemented a one-for-four reverse stock split of Cybear common stock whereby each four shares of existing Cybear common stock were exchanged for one share of new Cybear common stock. All share and per share amounts of Cybear common stock included herein give effect to the one-for-four reverse stock split.

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This pronouncement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations within the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective for business combinations occurring after June 30, 2001. The Company adopted the provisions of SFAS No.141 as of the effective date. Adoption of the provisions of this pronouncement had no impact on the financial position, results of operations or cash flows of the Company.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
             (in thousands, except for share and per share amounts)


     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other
Intangible Assets".   This pronouncement addresses financial accounting and
reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) in an acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of
SFAS No. 142, goodwill is no longer subject to amortization.   Instead, goodwill
will be subject to at least an annual assessment for impairment in value by applying a fair-value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as a cumulative effect of a change in accounting principle. The Company will adopt the provisions of SFAS No. 142, as appropriate. The Company has not yet assessed the impact of adopting the provisions of SFAS No. 142.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This pronouncement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company has not yet assessed the impact of adopting the provisions of SFAS No. 144.


2.  CORPORATE STRUCTURE

     On September 7, 2000, Andrx Corporation completed the Reorganization whereby it acquired the outstanding equity of its Cybear Inc. subsidiary that it did not own, reincorporated in Delaware, and created two new classes of common stock: (i) Andrx common stock to track the performance of the Andrx Group, which includes Andrx Corporation and subsidiaries, other than its ownership of the Cybear Group (ii) Cybear common stock to track the performance of the Cybear Group. The Cybear Group includes (a) Cybear Inc. and its subsidiaries, (b) certain potential future Internet businesses of Andrx Corporation, and (c) effective April 2, 2001, Mediconsult (see Note 8). In connection with the Reorganization, Andrx shareholders exchanged each share of Andrx common stock (pre-Reorganization) held for one share of Andrx common stock and .0372 shares of Cybear common stock (reflects the effect of the July 31, 2001 one-for-four reverse stock split) and Cybear stockholders, other than Andrx, exchanged each share of Cybear common stock (pre-Reorganization) held for one share of Cybear common stock.

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

     Subsequent to the Reorganization, Andrx Corporation's unaudited consolidated financial statements include consolidated operating results, and for each class of common stock also include (i) an allocation of net income
(loss), (ii) related basic and diluted earnings (loss) per share and (iii) basic and diluted shares outstanding. The unaudited consolidated financial statements do not reflect consolidated basic and diluted earnings per share since there is no underlying equity security related to the consolidated financial results.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
             (in thousands, except for share and per share amounts)


3.  EARNINGS (LOSS) PER SHARE

     As a result of the Reorganization, Andrx Corporation's operating results for the three and nine months ended September 30, 2001 have been allocated to each class of common stock. Accordingly, for the three and nine months ended September 30, 2001, net income and basic and diluted net income per share of Andrx common stock excludes Andrx Corporation's 100% ownership of Cybear. For the three and nine months ended September 30, 2000, net income and basic and diluted net income per share of Andrx common stock is based on the consolidated results of Andrx Corporation, including its majority ownership of Cybear Inc. through September 6, 2000.

     ANDRX

     The shares used in computing net income per share of Andrx common stock are based on the weighted average shares of Andrx common stock outstanding for the three and nine months ended September 30, 2001 and 2000. The diluted basis considers the weighted average shares of common stock outstanding for Andrx common stock including dilutive common stock equivalents. The anti-dilutive weighted average stock options to purchase shares of Andrx common stock were excluded in computing diluted earnings per share because their effects were anti-dilutive for the respective periods.

     A reconciliation of the denominators of basic and diluted earnings per share of Andrx common stock is as follows:


                                                   Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                              ----------------------------- --------------------------
                                                     2001          2000          2001          2000
                                              --------------- ------------- ------------- ------------
Basic weighted average shares of
  common stock outstanding                        70,155,000    69,076,000    69,876,000    65,892,000

  Effect of dilutive items:
  Stock options                                    2,786,000     2,786,000     2,738,000     2,737,000
                                              --------------- ------------- ------------- ------------
Diluted weighted average shares
  of common stock outstanding                     72,941,000    71,862,000    72,614,000    68,629,000
                                              =============== ============= ============= ============

Anti-dilutive weighted average stock options         277,000             -     1,256,000        13,000
                                              =============== ============= ============= ============


     CYBEAR

     The shares used in computing net loss per share of Cybear common stock are based on the weighted average shares of Cybear common stock outstanding for the three and nine months ended September 30, 2001. The shares used in computing the net loss per share for the three and nine months ended September 30, 2000 reflect the basic and diluted weighted average shares relating to the period from September 7, 2000 to September 30, 2000. As Cybear generated a net loss for the three and nine month periods ended September 30, 2001 and September 30, 2000 all Cybear common stock equivalents were excluded from the Cybear calculation of diluted shares since the effects were anti-dilutive. For the three and nine months ended September 30, 2001, there were approximately 352,700 and 376,200 anti-dilutive weighted average stock options of Cybear common stock, respectively. For the three and nine months ended September 30, 2000, there were approximately 369,100 and 385,100 anti-dilutive weighted average stock options of Cybear common stock, respectively. All share and per share amounts of Cybear common stock give effect to a July 31, 2001 one-for-four reverse stock split.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
             (in thousands, except for share and per share amounts)


RECONCILIATION TO SUPPLEMENTAL GROUP FINANCIAL STATEMENTS

  The following table reconciles the consolidated net income in the Andrx Corporation and subsidiaries unaudited consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 to the supplemental group financial statements (see Note 10) and, for the three and nine months ended September 30, 2000, includes pro forma earnings (loss) per share of Andrx and Cybear:

                                                                         Three Months                    Nine Months
                                                                     Ended September 30,             Ended September 30,
                                                               -------------------------------  ----------------------------
                                                                     2001            2000            2001            2000
                                                               ---------------  --------------  --------------   -----------
Andrx Corporation and subsidiaries consolidated net
  income                                                         $    10,665     $    10,757     $    40,989     $    43,870
                                                               ---------------  --------------  --------------  ------------
Cybear net loss included above:
  Subsequent to the Reorganization                                    14,586           5,299          27,632           5,299
  Prior to the Reorganization                                              -           3,175               -          14,974
                                                               ---------------  --------------  --------------  ------------
Add back Cybear net loss
Less minority ownership in Cybear net loss                            14,586           8,474          27,632          20,273
  prior to the Reorganization and other                                    -            (868)              -          (4,150)
                                                               ---------------  --------------  --------------  ------------
Andrx net income
(excluding Andrx's ownership of Cybear)                          $    25,251     $    18,363     $    68,621     $    59,993
                                                               ===============  ==============  ==============  ============
Andrx net income per share
(pro forma in 2000)
  Basic                                                          $      0.36     $      0.27     $      0.98     $      0.91
                                                               ===============  ==============  ==============  ============
  Diluted                                                        $      0.35     $      0.26     $      0.95     $      0.87
                                                               ===============  ==============  ==============  ============
Andrx weighted average shares outstanding
(pro forma in 2000)
  Basic                                                           70,155,000      69,076,000      69,876,000      65,892,000
                                                               ===============  ==============  ==============  ============
  Diluted                                                         72,941,000      71,862,000      72,614,000      68,629,000
                                                               ===============  ==============  ==============  ============

Cybear net loss                                                  $   (14,586)    $    (8,474)    $   (27,632)    $   (20,273)
                                                               ===============  ==============  ==============  ============
Cybear basic and diluted net loss per share
 (pro forma in 2000)                                             $     (2.23)    $     (2.23)    $     (5.04)    $     (5.33)
                                                               ===============  ==============  ==============  ============
Cybear weighted average shares outstanding
(pro forma in 2000)                                                6,544,900       3,800,800       5,484,700       3,800,800
                                                               ===============  ==============  ==============  ============


   For the three and nine months ended September 30, 2000, the Andrx pro forma per share amounts represent Andrx's operating results excluding Cybear, divided by the historical Andrx Corporation weighted average shares of common stock outstanding. For the three and nine months ended September 30, 2000, the Cybear pro forma per share amounts are calculated assuming the weighted average outstanding shares of Cybear common stock reflect the basic and diluted weighted average shares relating to the period from September 7, 2000 to September 30, 2000(reflects the effect of the July 31, 2001 one-for-four reverse stock split).

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
             (in thousands, except for share and per share amounts)


4. INCOME TAXES

     For the three and nine months ended September 30, 2001, the Company provided $11,120 and $31,130, respectively, for income taxes, or 51% and 43%, respectively, of income before income taxes. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% primarily due to the effect of state income taxes and non-deductible goodwill amortization and write-offs at Cybear. For the three and nine months ended September 30, 2000, the Company provided $6,782 and $30,762, respectively, for income taxes, or 39% and 41%, respectively, of income before income taxes. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% due to the effect of state income taxes and the Company's inability to utilize its share of Cybear's losses, when the Company's ownership of Cybear was reduced below 80% during the period from June 23, 1999 through September 6, 2000. In connection with the Reorganization, Andrx Corporation changed its method of accounting for the allocation of income taxes within the consolidated group from the pro rata method to the separate return method. If the separate return method of accounting had been used prior to the Reorganization, there would have been no effect on the Cybear results for the three and nine months ended September 30, 2000. Conversely, applying the pro rata method for the three and nine months ended September 30, 2001 would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $2,300 and $5,800, respectively. Such allocation has an earnings per share effect of approximately $0.03 per diluted Andrx common share and approximately $0.36 per diluted Cybear common share for the three months ended September 30, 2001 and $0.08 per diluted Andrx common share and $1.05 per diluted Cybear common share for the nine months ended September 30, 2001. Applying the pro rata method for the three and nine months ended September 30, 2000 would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $3,700 for each period. Such allocation has an earnings per share effect of approximately $0.05 per diluted Andrx common share and approximately $0.96 per diluted Cybear common share for the three and nine months ended September 30, 2000.

     Cybear is excluded from Andrx Corporation's consolidated income tax returns for the period from June 23, 1999 through September 6, 2000. Beginning on the effective date of the Reorganization, for tax purposes, Cybear's results of operations will be included in the consolidated income tax returns of Andrx Corporation, as Andrx Corporation now owns 100% of Cybear.

     In connection with the Reorganization, Cybear and the other members of the Andrx Corporation consolidated group entered into, among other things, a Federal and state tax sharing agreement. Andrx Corporation will utilize the separate return method of accounting for purposes of allocating Federal and state consolidated income tax liabilities among group members. Under the terms of the tax sharing agreement, a member of the group will be allocated its income tax benefits and expenses in the year generated. Except as set forth in the supplement referred to below, to the extent a member cannot utilize its income tax benefits in the year generated, subsequent to the Reorganization, any income tax benefits that Cybear is unable to utilize on a separate company basis may be available to the Andrx Corporation consolidated group. Except as set forth in the supplement referred to below, to the extent a member cannot utilize its income tax benefits in the year generated, that member will not be compensated in that year by other members of the Andrx Corporation consolidated group for utilization of those benefits. Instead, if and when a member leaves the group, Andrx Corporation may elect to reimburse that member for any unreimbursed income tax benefits utilized. That reimbursement will take the form of a capital investment by Andrx Corporation, for which it will receive stock. In the case of any "tracking stock" members, such as Cybear, the stock received by Andrx Corporation shall be in the form of Cybear common stock. In addition, if any member of the group causes another member to become subject to state income tax in a state where it would otherwise not be taxed on a separate company basis, the member causing the income tax liability shall be fully responsible for the state income tax of the other member.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
             (in thousands, except for share and per share amounts)


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

     In October 2000, Andrx Corporation and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by Andrx Corporation for specific tax benefits utilized by Andrx Corporation in connection with an election Cybear made on its 1999 Federal corporate tax return to amortize certain expenses and/or attributes over a period of ten years and agrees that it will make such election again on its separate 2000 Federal corporate tax return for the period from January 1, 2000 to September 6, 2000 for certain expenses and/or attributes incurred within that period. Such reimbursements from the Company will be accounted for by Cybear as capital contributions. As a result of the supplement to the tax sharing agreement, Cybear may be reimbursed for the after-tax effect of amortizing approximately $6,000 of such expenses over 10 years. Through September 30, 2001, the Company paid Cybear $190 and $63 in October 2001 related to this supplement to the tax sharing agreement.

5. COMPREHENSIVE INCOME

The components of the Company's comprehensive income are as follows:


                                            Three Months                   Nine Months
                                         Ended September 30,           Ended September 30,
                                        ----------------------      --------------------------
                                          2001         2000           2001             2000
                                        ---------     --------      ---------       ----------
Net income                                $10,665      $10,757        $40,989          $43,870
                                        ---------     --------      ---------       ----------
Investments available-for-sale
     Unrealized gain (loss)                    59           (8)           666               56
     Income taxes                             (22)           3           (247)             (21)
     Reclassification adjustment                -            -              -               13
                                        ---------     --------      ---------       ----------
                                               37           (5)           419               48
                                        ---------     --------      ---------       ----------

Comprehensive income                      $10,702      $10,752        $41,408          $43,918
                                        =========     ========      =========       ==========

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
             (in thousands, except for share and per share amounts)


6.   CYBEAR NON-RECURRING EXPENSES

     The Company measures impairment of enterprise level goodwill using the undiscounted cash flow method whenever events and circumstances warrant revised estimates of useful lives or recognition of an impairment of goodwill. The undiscounted cash flow method compares the net book value being tested to the estimated aggregate undiscounted cash flows; if the net book value exceeds the estimated aggregate undiscounted cash flows, the excess carrying amount of goodwill is written off. The Company followed this method in determining the goodwill write off of Telegraph Consulting Corporation ("Telegraph") and the Reorganization goodwill described below.

     In June 2001, Cybear Group wrote off the remaining $1,982 of goodwill established with the acquisition of Telegraph by Cybear in 1999. Such write-off was the result of an evaluation of the Telegraph goodwill in consideration of, among other things, Cybear's business strategy and the acquisition of Mediconsult (see Note 8). As a result, the future benefits previously associated with the Telegraph goodwill no longer exist.

     In September 2001, Cybear Group wrote off the remaining $9,313 of goodwill established in the September 2000 Reorganization. Such write-off was the result of an evaluation of the Reorganization goodwill in consideration of, among other things, Cybear's business subsequent to the Reorganization. As a result, the future benefits previously associated with the Reorganization goodwill no longer exist.

     In September 2001, Cybear Group recorded a charge of $1,060 associated with an estimated loss that Cybear expects to incur in subleasing a portion of its headquarters in Boca Raton, Florida.


7.   PRODUCT MARKETING RIGHTS

     On June 30, 2001, Andrx purchased the Entex line of cough and cold products from an affiliate of Elan Corporation, plc for $14,700 and royalties on net sales. The purchase price for the product rights will be amortized over its estimated useful life of ten years.

     On July 1, 2001, Andrx entered into an eight year agreement with the pharmaceutical division of Mallinckrodt, a Tyco healthcare company ("Mallinckrodt"), for the marketing rights and supply of three hydrocodone pain products. As part of the agreement, Andrx is to pay Mallinckrodt $1,000 upon approval of each of the products and royalties on the net sales of this product line. Andrx also agreed to pay an annual licensing fee to Mallinckrodt for use of the trade name Anexsia. Two dosage strengths are currently approved by the Food and Drug Administration ("FDA") and will be launched under the newly licensed trade name Anexsia in November 2001, and the third strength also to be marketed under the trade name Anexsia, which is the highest strength, is expected to be approved by the FDA in 2002. Accordingly, through September 30, 2001, Andrx paid $2,000 to Mallinckrodt.

     On October 24, 2001, Andrx terminated its 1999 agreement with Geneva Pharmaceuticals, Inc., a member of the Novartis Pharmaceutical Group ("Geneva"), and reacquired all of Geneva's marketing rights for two brand products under development by Andrx, consisting of U.S. and selected international marketing rights for Metformin XT, a controlled-release formulation of Metformin, and selected international marketing rights to Altocor, a high-potency, extended-release lovastatin. In return for relinquishing Geneva's marketing rights to these products back to Andrx, Geneva will no longer make payments to Andrx of $1,000 per month and Andrx will pay Geneva certain milestone payments and a royalty on net sales in the U.S. for Metformin XT for a period of five years. Andrx's distribution operations will continue to distribute Geneva products in the normal course of business.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
             (in thousands, except for share and per share amounts)

8.  MEDICONSULT ACQUISITION

     On April 2, 2001, the Company acquired Mediconsult in a stock-for-stock merger whereby each share of Mediconsult common stock was exchanged for 0.03575 shares of Cybear common stock (reflects the effect of the July 31, 2001 one-for-four reverse stock split). Accordingly, 2,354,500 shares of Cybear common stock were issued in April 2001 in connection with this transaction, and upon satisfaction of certain merger conditions in July 2001, an additional 586,400 shares of Cybear common stock were issued to the Mediconsult stockholders. The market value of the total shares issued was approximately $4,765. The acquisition was accounted for using the purchase method of accounting. In connection with this transaction, Cybear incurred $3,242 in transaction costs and advances to Mediconsult. The purchase price, including transactions costs, was in excess of the preliminary estimate of the fair value of the net liabilities assumed, resulting in goodwill of $11,668, to be amortized over its estimated useful life of five years (see Note 1).

     The following unaudited pro forma information combines the consolidated results of operations of Andrx Corporation and Mediconsult including the allocation of the pro forma operating results to Andrx Corporation's classes of common stock as if the acquisition of Mediconsult had occurred as of the beginning of the period for each of the periods presented after giving effect to certain adjustments including amortization of the purchase price in excess of the net liabilities assumed, elimination of Mediconsult's historical goodwill amortization, elimination of Mediconsult's historical compensation expense relating to the difference between SFAS No. 123, "Accounting for Stock-Based Compensation" and APB No. 25, "Accounting for Stock Issued to Employee," interest expense and income tax benefit. The unaudited pro forma information for the 2000 periods, also gives effect to the Reorganization as if it had occurred at the beginning of the 2000 periods. This unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred if Andrx Corporation and Mediconsult had been combined and the Reorganization had occurred during such periods. Moreover, the unaudited pro forma information is for informational purposes only and is not intended to be indicative of the results of operations to be attained in the future.

     The following unaudited pro forma information does not give effect to the Company's January 23, 2001 acquisition of CTEX Pharmaceuticals, Inc. ("CTEX") or the Company's March 30, 2001 acquisition of certain assets of Armstrong Pharmaceuticals ("Armstrong"), as the effect of such acquisitions is not material.

Unaudited Pro Forma Condensed
Consolidated Statements of Operations

                                                                       Three Months Ended              Nine Months Ended
                                                                         September 30,                   September 30,
                                                                -------------------------------------------------------------
                                                                       2001            2000            2001            2000
                                                                --------------  --------------  --------------  -------------
Revenues                                                          $   214,235     $   138,786     $   553,325     $   393,609
                                                                ==============  ==============  ==============  =============

Income (loss) from operations                                     $    19,188     $    (2,000)    $    58,410     $    29,442
                                                                ==============  ==============  ==============  =============

Net income                                                        $    10,665     $     1,293     $    37,930     $    24,046
                                                                ==============  ==============  ==============  =============
ANDRX COMMON STOCK:
Net income allocated to Andrx Group                               $    25,251     $    26,078     $    70,094     $    79,257
                                                                ==============  ==============  ==============  =============
Net income per share of Andrx common stock:
   Basic                                                          $      0.36     $      0.38     $      1.00     $      1.20
                                                                ==============  ==============  ==============  =============
   Diluted                                                        $      0.35     $      0.36     $      0.97     $      1.15
                                                                ==============  ==============  ==============  =============

Weighted average shares of Andrx common stock outstanding:
   Basic                                                           70,155,000      69,076,000      69,876,000      65,892,000
                                                                ==============  ==============  ==============  =============
   Diluted                                                         72,941,000      71,862,000      72,614,000      68,629,000
                                                                ==============  ==============  ==============  =============
CYBEAR COMMON STOCK:
Net loss allocated to Cybear Group                                $   (14,586)    $   (24,785)    $   (32,164)    $   (55,211)
                                                                ==============  ==============  ==============  =============
Basic and diluted net loss per share of Cybear
  common stock                                                    $     (2.16)    $     (3.68)    $     (4.77)    $     (8.19)
                                                                ==============  ==============  ==============  =============
Basic and diluted weighted average shares of Cybear common
 stock outstanding                                                  6,742,700       6,742,700       6,742,700       6,742,700
                                                                ==============  ==============  ==============  =============

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
             (in thousands, except for share and per share amounts)

9.   BUSINESS SEGMENTS

     The Company operates in the following business segments:

 .    Distributed Products

     The Company markets and distributes generic pharmaceuticals manufactured by third parties primarily through its in-house telemarketing staff primarily to independent pharmacies, non-warehousing chains and physician offices. The distributed products segment includes the activity of Valmed Pharmaceuticals, Inc. ("Valmed") after the Company acquired certain assets of Valmed on March 15, 2000. The distributed products segment's operating results exclude participation in the sales of Andrx products which are included in the bioequivalent products segment. Through March 30, 2001, the distributed products segment includes sales related to the distribution of the bioequivalent version of Ventolin (albuterol metered dose inhaler) manufactured by Armstrong. Sales of Armstrong's albuterol metered dose inhalers after the Company acquired certain assets of Armstrong on March 30, 2001 are excluded from the distributed products segment and are included in the bioequivalent products segment.

 .    Bioequivalent Products

     The Company researches and develops, manufactures and sells bioequivalent versions of selected controlled-release brand name pharmaceuticals utilizing its proprietary drug delivery technologies and bioequivalent versions of specialty and niche pharmaceutical products. Additionally, the bioequivalent products segment includes the operations of Armstrong after the acquisition of certain of its assets on March 30, 2001. Armstrong manufactures bioequivalent versions of albuterol metered dose inhalers under an approved Abbreviated New Drug Application and also manufactures and sells such product under contract to one other pharmaceutical company. In addition, Armstrong manufactures products for other pharmaceutical companies under contract manufacturing arrangements.

 .    Brand Products

     The Company applies proprietary drug delivery technologies to the research and development of brand name controlled-release formulations of existing chemical entities. The brand products segment includes CTEX, which Andrx acquired on January 23, 2001, the Entex brand product line of cough and cold products and, starting in November 2001, will include the hydrocodone pain products licensed under an agreement with Mallinckrodt.

 .    Internet

     Through the Cybear Group, the Company is an information technology company that is using the Internet to improve the efficiency of clinical, administrative and communications tasks in the healthcare industry. The Internet segment has also entered into license and royalty agreements related to its electronic prescription delivery patents. The Internet segment also includes the Cybearclub LC joint venture with Andrx, intended to distribute healthcare products to physicians through the Internet. Additionally, the Internet segment includes Mediconsult after the April 2, 2001 acquisition (see Note 10).

 .    Corporate and Other

     Corporate and Other consists of corporate headquarters, including general and administrative expenses, interest income and income taxes.

     The Company evaluates the performance of the segments after all intercompany sales are eliminated. The allocation of income taxes is not evaluated at the segment level.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
             (in thousands, except for share and per share amounts)

The following table presents financial information by business segment:


                                                               As of and for the Three Months Ended
                                                                         September 30, 2001


                                      Distributed     Bioequivalent      Brand                          Corporate
                                       Products          Products       Products        Internet         & Other       Consolidated
                                     -------------   ---------------  -----------      ----------     ------------    --------------
Revenues                              $132,842         $ 58,328        $  20,090        $  2,975        $       -       $  214,235
Income (loss) from operations            7,650           32,262            1,243         (14,685)          (7,282)          19,188
Interest income                              -                -                -              99            2,498            2,597
Total assets, end of period            232,917          213,086           65,234          23,113          285,291          819,641
                                                               As of and for the Three Months Ended
                                                                         September 30, 2000


                                      Distributed     Bioequivalent      Brand                          Corporate
                                       Products          Products       Products        Internet         & Other       Consolidated
                                     -------------   ---------------  -----------      ----------     ------------    --------------
Revenues                              $ 82,732         $ 47,152        $       -        $  2,362        $       -       $  132,246
Income (loss) from operations            4,062           27,652           (5,739)         (8,962)          (4,833)          12,180
Interest income                              -                -                -             455            4,043            4,498
Interest expense                            40                -                -               -                -               40
Total assets, end of period            154,541           97,606              223          44,035          330,163          626,568

                                                                        Nine Months Ended
                                                                        September 30, 2001


                                      Distributed     Bioequivalent      Brand                          Corporate
                                       Products          Products       Products        Internet         & Other       Consolidated
                                     -------------   ---------------  -----------      ----------     ------------    --------------
Revenues                              $346,451         $160,444        $  38,531        $  7,036        $     (23)      $  552,439
Income (loss) from operations           25,749           89,503           (6,133)        (28,038)         (18,136)          62,945
Interest income                              -                -                -             406            8,768            9,174
                                                                        Nine Months Ended
                                                                        September 30, 2000

                                      Distributed     Bioequivalent      Brand                          Corporate
                                       Products          Products       Products        Internet         & Other       Consolidated
                                     -------------   ---------------  -----------      ----------     ------------    --------------
Revenues                              $228,039         $ 144,436       $       -        $  3,830        $       -       $  376,305
Income (loss) from operations           11,077            95,233         (12,655)        (21,788)          (9,459)          62,408
Interest income                              -                 -               -           1,519            7,294            8,813
Interest expense                           735                 -               -               -                -              735

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                 (in thousands)



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

     Following are the separate supplemental unaudited consolidated financial statements for Andrx and Cybear:

Andrx Group
(representing Andrx Corporation and its subsidiaries other than the Cybear
Group)
Unaudited Consolidated Balance Sheets


                                                   September 30,  December 31,
                                                       2001          2000
                                                   -------------  ------------
ASSETS
Current assets
  Cash and cash equivalents                           $115,718        $111,131
  Investments available-for-sale, at market value      184,191         208,977
  Accounts receivable, net                             137,798          92,069
  Inventories                                          150,825         101,219
  Deferred income tax assets, net                       19,193          18,968
  Prepaid and other current assets, net                 16,618          11,295
                                                   -----------    ------------

     Total current assets                              624,343         543,659

Property, plant and equipment, net                     117,159          71,433
Goodwill and other intangibles, net                     51,303           8,263
Other assets                                             5,080           5,698
                                                   -----------    ------------

     Total assets                                     $797,885        $629,053
                                                   ===========    ============

LIABILITIES AND ANDRX GROUP EQUITY

Current liabilities
  Accounts payable                                    $107,573        $ 70,239
  Accrued and other liabilities                         43,914          32,624
  Income taxes payable                                  16,648           3,944
                                                   -----------    ------------
     Total current liabilities                         168,135         106,807

Commitments and contingencies

Andrx Group equity                                     629,750         522,246
                                                   -----------    ------------

     Total liabilities and Andrx Group equity         $797,885        $629,053
                                                   ===========    ============

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                 (in thousands)


Andrx Group

(representing Andrx Corporation and its subsidiaries other than the Cybear
Group)
Unaudited Consolidated Statements of Income



                                          Three Months Ended       Nine Months Ended
                                            September 30,            September 30,
                                        ----------------------- ----------------------
                                           2001        2000        2001         2000
                                        ----------  ----------- ----------  ----------
Revenues
  Distributed products                   $132,842    $ 82,732    $346,451     $228,039
  Andrx products                           72,736      43,101     182,966      133,209
  Other                                     5,682       4,051      15,986       11,227
                                        ---------- ------------ ----------  ----------
Total revenues                            211,260     129,884     545,403      372,475
                                        ---------- ------------ ----------  ----------
Operating expenses
  Cost of goods sold                      130,154      75,910     327,690      210,873
  Selling, general and administrative      36,075      16,088      86,518       41,968
  Research and development                 11,158      14,646      40,212       33,340
  Reorganization costs                          -       2,098           -        2,098
                                        ---------- ------------ ----------  ----------
Total operating expenses                  177,387     108,742     454,420      288,279
                                        ---------- ------------ ----------  ----------

Income from operations                     33,873      21,142      90,983       84,196

Other income (expense)
  Interest income                           2,498       4,043       8,768        7,294
  Interest expense                              -         (40)          -         (735)
                                        ---------- ------------ ----------  ----------

Income before income taxes                 36,371      25,145      99,751       90,755

Income taxes                               11,120       6,782      31,130       30,762
                                        ---------- ------------ ----------  ----------
Net income                               $ 25,251    $ 18,363    $ 68,621     $ 59,993
                                        ========== ============ ==========  ==========

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                 (in thousands)

Andrx Group
(representing Andrx Corporation and its subsidiaries other than the Cybear
Group)
Unaudited Consolidated Statements of Cash Flows


                                                                                                           Nine Months Ended
                                                                                                              September 30,
                                                                                                       -------------------------
                                                                                                            2001          2000
                                                                                                       ------------  -----------
Cash flows from operating activities
Net income                                                                                                $ 68,621     $  59,993
   Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                                      9,384         4,068
          Income tax benefits related to exercises of Andrx stock options                                   13,227        18,013
          Changes in operating assets and liabilities:
                Accounts receivable, net                                                                   (42,555)        2,459
                Inventories                                                                                (30,128)          457
                Prepaid and other assets, net                                                                 (420)        2,297
                Accounts payable and accrued and other liabilities                                          41,500        (8,087)
                Income taxes payable                                                                        12,704       (15,730)
                                                                                                       ------------  -----------

   Net cash provided by operating activities                                                                72,333        63,470
                                                                                                       ------------  -----------
Cash flows from investing activities
          Maturities (purchases) of investments available-for-sale, net                                     25,207      (133,132)
          Purchases of property, plant and equipment                                                       (50,508)      (27,868)
          Acquisition of CTEX Pharmaceuticals, Inc., net of cash acquired                                  (11,007)            -
          Acquisition of certain assets of Armstrong Pharmaceuticals                                       (18,115)            -
          Acquisition of Entex brand product line                                                          (14,700)            -
          Acquisition of marketing rights of the Anexsia brand product line                                 (2,000)            -
          Acquisition of certain assets of Valmed Pharmaceuticals, Inc., net of cash acquired                    -       (15,195)
                                                                                                       ------------  -----------

   Net cash used in investing activities                                                                   (71,123)     (176,195)
                                                                                                       ------------  -----------
Cash flows from financing activities
          Net proceeds from Andrx public stock offering                                                          -       235,819
          Proceeds from exercises of Andrx stock options                                                     7,074         6,070
          Loans to former CTEX Pharmaceuticals, Inc. shareholders                                           (3,697)            -
          Net repayments under bank loan                                                                         -       (20,226)
          Advances to Cybear, net                                                                                -            46
                                                                                                       -----------   -----------
   Net cash provided by financing activities                                                                 3,377       221,709
                                                                                                       ------------  -----------

Net increase in cash and cash equivalents                                                                    4,587       108,984

Cash and cash equivalents, beginning of period                                                             111,131        17,795
                                                                                                       ------------  -----------

Cash and cash equivalents, end of period                                                                  $115,718     $ 126,779
                                                                                                       ============  ===========
Supplemental disclosure of cash paid during the period for:

          Interest                                                                                        $      -     $     735
                                                                                                       ============  ===========

          Income taxes                                                                                    $  5,200     $  28,940
                                                                                                       ============  ===========
Supplemental disclosures of non-cash investing activities:

Acquisition of certain assets of Armstrong Pharmaceuticals
    Fair value of net assets acquired                                                                     $ 18,115
                                                                                                       ===========
Acquisition of CTEX Pharmaceuticals, Inc.
    Market value of Andrx common stock issued                                                             $ 18,167
                                                                                                       ===========
    Fair value of net liabilities assumed                                                                 $    695
                                                                                                       ===========


Acquisition of certain assets of Valmed Pharmaceuticals, Inc.
    Fair value of net assets acquired                                                                                  $   6,487
                                                                                                                     ===========

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                 (in thousands)


Cybear Group
Unaudited Consolidated Balance Sheets

                                                            September 30,        December 31,
                                                                2001                2000
                                                            --------------     ---------------
ASSETS

Current assets
  Cash and cash equivalents                                        $ 1,631             $ 4,478
  Investments available-for-sale, at market value                    2,241              12,223
  Accounts receivable, net                                           1,608                 891
  Prepaid and other current assets, net                                736                 550
                                                            --------------     ---------------
     Total current assets                                            6,216              18,142

Property and equipment, net                                          4,845               6,340
Goodwill and other intangibles, net                                 10,524              14,027
Other assets                                                         1,528                 996
                                                            --------------     ---------------
     Total assets                                                  $23,113             $39,505
                                                            ==============     ===============

LIABILITIES AND CYBEAR GROUP EQUITY

Current liabilities
  Accounts payable                                                 $ 2,728             $   864
  Accrued and other liabilities                                      5,513               1,090
                                                            --------------     ---------------
     Total current liabilities                                       8,241               1,954

Commitments and contingencies

Cybear Group equity                                                 14,872              37,551
                                                            --------------     ---------------
     Total liabilities and Cybear Group equity                     $23,113             $39,505
                                                            ==============     ===============

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                 (in thousands)


Cybear Group
Unaudited Consolidated Statements of Operations

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,              September 30,
                                                             ----------------------------------------------------
                                                                    2001         2000          2001          2000
                                                             ------------- ------------- ------------- ----------
Revenues
  Cybearclub LC Internet product sales                          $    977      $   385      $  3,000      $    711
  Cybearclub LC telemarketing product sales                            -        1,710             -         2,581
  Other product sales                                                  -          194             -           321
  Web development, hosting and other
    services                                                         875           71         2,637           207
  Subscription                                                       140           35           416            43
  Other                                                              983            -           983             -
                                                             ------------- ------------- ------------- ----------

Total revenues                                                     2,975        2,395         7,036         3,863
                                                             ------------- ------------- ------------- ----------

Operating expenses
  Cost of goods sold                                                 913        2,128         2,811         3,425
  Network operations and support                                   1,217        1,068         4,360         3,276
  Product development                                              1,245          727         4,030         2,515
  Selling, general and administrative                              2,141        1,843         5,412         6,652
  Depreciation and amortization                                    1,771        1,241         6,106         2,563
  Non-recurring expenses                                          10,373        4,317        12,355         7,224
                                                             ------------- ------------- ------------- ----------

Total operating expenses                                          17,660       11,324        35,074        25,655
                                                             ------------- ------------- ------------- ----------

Loss from operations                                             (14,685)      (8,929)      (28,038)      (21,792)

Other income
  Interest income                                                     99          455           406         1,519
                                                             ------------- ------------- ------------- ----------

Net loss                                                        $(14,586)     $(8,474)     $(27,632)     $(20,273)
                                                             ============= ============= ============= ==========

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                 (in thousands)


Cybear Group
Unaudited Consolidated Statements of Cash Flows

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                              ---------------------------
                                                                                                  2001           2000
                                                                                              -------------  ------------
Cash flows from operating activities
  Net loss                                                                                       $(27,632)      $(20,273)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                   6,106          2,563
     Write-off of Telegraph goodwill                                                                 1,982              -
     Write-off of Reorganization goodwill                                                            9,313              -
     Other non-cash charges                                                                          1,060              -
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                                          -         (1,481)
       Prepaid and other assets                                                                      1,312          6,132
       Accounts payable and accrued and other liabilities                                           (1,806)           366
                                                                                              -------------  ------------
Net cash used in operating activities                                                               (9,665)       (12,693)
                                                                                              -------------  ------------
Cash flows from investing activities
     Maturities of investments available-for-sale, net                                               9,979         11,876
     Purchase of property and equipment                                                               (109)        (3,656)
     Convertible notes receivable, net                                                                   -         (4,000)
     Acquisition of and advances to Mediconsult.com, Inc.                                           (3,242)             -
                                                                                              -------------  ------------
Net cash provided by investing activities                                                            6,628          4,220
                                                                                              -------------  ------------
Cash flows from financing activities
     Advances from Andrx, primarily for tax utilization                                                190              -
     Proceeds from exercises of Cybear stock options                                                     -            321
                                                                                              -------------  ------------

Net cash provided by financing activities                                                              190            321
                                                                                              -------------  ------------
in cash and cash equivalents                                                                        (2,847)        (8,152)
Cash and cash equivalents, beginning of period                                                       4,478         11,922
                                                                                              -------------  ------------

Cash and cash equivalents, end of period                                                         $   1,631      $   3,770
                                                                                              =============  ============
Non-cash investing and financing activities:

Acquisition of Mediconsult.com, Inc.
  Market value of Cybear common stock issued                                                     $   4,765
                                                                                              ============
  Fair value of net liabilities assumed                                                          $   5,011
                                                                                              ============

Reorganization
  Market value of Cybear common stock issued                                                                    $  17,363
  Less book value of Cybear minority interest at acquisition date                                                  (9,757)
                                                                                                             ------------
  Goodwill resulting from the purchase of Cybear minority interest                                              $   7,606
                                                                                                             ============

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
             (in thousands, except for share and per share amounts)


RELATED INTERGROUP TRANSACTIONS

     Certain significant transactions between the groups, which are eliminated in consolidation, are as follows:

Cybearclub LC

     In August 1999, Cybear and Andrx commenced the Cybearclub LC joint venture ("Cybearclub") intended to distribute healthcare products to physician offices through the Internet. Capital contributions to, distributions from and net income or loss generated by Cybearclub are allocated in proportion to Cybear's and Andrx's interests in the joint venture. Such interests are 55% to Cybear and 45% to Andrx. Cybearclub's management committee is comprised of five members. Three members were appointed by Cybear and two members were appointed by Andrx. Based on its majority ownership and majority representation on the management committee of Cybearclub, Cybear controls Cybearclub. Accordingly, Cybear consolidates the accounts of Cybearclub LC, and Andrx utilizes the equity method of accounting for its investment in Cybearclub.

     To help achieve Cybearclub's objective of having physician offices purchase products through the Internet, Cybearclub initiated a dual strategy of using Andrx telemarketers to induce physician offices, including Andrx's physician customers, to begin placing orders with Cybearclub, and to then transition those physician offices from being purchasers who place their orders with a telemarketer into customers who place orders directly through the Internet.

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

     Through Cybearclub, Cybear generated $977 in revenues for the three months ended September 30, 2001, as compared to $2,095 for the three months ended September 30, 2000; and $3,000 in revenues for the nine months ended September 30, 2001, compared to $3,292 for the nine months ended September 30, 2000. Cybearclub revenues for the three and nine months ended September 30, 2001, consisted of $977 and $3,000, respectively, of Cybearclub LC Internet product sales. For the three months ended September 30, 2000, Cybearclub revenues consisted of (i) $385 of physician Internet sales reported as Cybearclub LC Internet product sales and (ii) $1,710 of sales procured by Andrx telemarketers and entered by Cybear employees over the Internet, reported as Cybearclub LC telemarketing product sales. Cybearclub revenues for the nine months ended September 30, 2000 consisted of (i) $711 of physicians Internet sales reported as Cybearclub LC Internet product sales and (ii) $2,581 of sales procured by Andrx telemarketers and entered by Cybear employees over the Internet, reported as Cybearclub LC telemarketing product sales.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
             (in thousands, except for share and per share amounts)


     As part of its operations, Andrx purchases products from outside vendors and distributes them to pharmacies and physicians whom it generally contacts through telemarketers. In connection with Cybearclub, Andrx sells some of those products to Cybearclub at cost and charges Cybearclub for certain fulfillment and back office operations such as purchasing, warehousing and distribution, as well as customer service and telemarketing activities. Under the agreement negotiated by the parties, such services were charged at a rate of 6% of gross sales for the three and nine months ended September 30, 2001, and 10% (subsequently retroactively reduced to 6% of gross sales with the effect recorded in the second quarter of 2000) of net sales for the nine months ended September 30, 2000, and 6% for the three months ended September 30, 2000. The current rate of 6% could increase if Cybearclub achieves certain quarterly gross sales levels. Andrx charged Cybear $59 and $149 for the three months ended September 30, 2001 and 2000, respectively, and $183 and $229 for the nine months ended September 30, 2001 and 2000, respectively, for the services it provided.

     Cybearclub generated net income of $6 for the three months ended September 30, 2001, and a net loss of $66 for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, Cybear generated net losses of $12 and $116, respectively. Cybear recorded Andrx minority interest expense of $3 for the three months ended September 30, 2001, minority interest income of $30 for the three months ended September 30, 2000, minority interest income of $5 and $52 for the nine months ended September 30, 2001 and 2000, respectively, which are included in selling, general and administrative expenses in the unaudited consolidated statements of operations.

Intergroup Revenue

     For the three and nine months ended September 30, 2001, included in Cybear Web development, hosting and other services are $0 and $23 of revenues, respectively, generated by Cybear from Andrx for online survey services of doctors.

Management Services

     Cybear and Andrx have a corporate services agreement whereby Andrx provides Cybear with various management services. For the three and nine months ended September 30, 2001 and 2000, Cybear incurred amounts for these services based upon mutually agreed upon allocation methods. Costs for such services were $30 for the three months ended September 30, 2001 and 2000, and $90 for the nine months ended September 30, 2001 and 2000.

Accounts Payable

     Accounts payable in Cybear's consolidated balance sheets, included $1,357 and $602, as of September 30, 2001 and December 31, 2000, respectively, representing amounts payable to Andrx for the purchase of the products sold by Cybearclub and services provided by Andrx.

Tax Sharing Agreement

     Andrx and Cybear have entered into a tax sharing agreement, as supplemented, in connection with the Reorganization. Through September 30, 2001, the Company paid Cybear $190 and $63 in October 2001, related to this supplement to the tax sharing agreement (see Note 4).

Line of Credit

     In March 2001, Andrx agreed to furnish Cybear with a $12,000 line of credit. The line of credit provides Cybear with the ability to begin drawing cash once Cybear's cash and investment balance falls below $3,000. Drawings will be subject to various financial and non-financial covenants, will bear interest at a rate equal to prime plus 1% or Andrx's cost of borrowing, whichever is greater, and shall be payable upon the expiration of the line of credit on March 31, 2004 or the occurrence of certain other events. As of September 30, 2001, Cybear has not drawn against this line of credit.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
             (in thousands, except for share and per share amounts)

11.  LITIGATION AND CONTINGENCIES

     On July 31, 2001, the United States Court of Appeals for the District of Columbia affirmed the lower court's dismissal of Biovail Corporation's ("Biovail") claim against Andrx for alleged violations of the federal antitrust laws relating to the September 1997 Stipulation and Agreement between Aventis S.A. and Andrx regarding Andrx's bioequivalent version of Cardizem CD(R), but reversed the lower court's decision to do so with prejudice. The case has been remanded to the United States District Court for the District of Columbia for further proceedings. Instead of filing an amended claim, Biovail chose to commence a new lawsuit on September 24, 2001, by filing a complaint in the United States District Court for the District of Columbia, that basically realleges the substance of the previously dismissed aforementioned claim. Andrx continues to believe that Biovail's antitrust claim has no merit and plans to vigorously contest the suit.

     On October 18, 2001, in the action brought by Andrx against Biovail in the United States District Court for the Southern District of Florida, for, among other things, a declaratory judgment regarding the rights of the parties under the 1999 Stipulation relating to Cartia XT (Andrx's bioequivalent version of Cardizem CD), Andrx filed a motion (subsequently agreed to by Biovail) for permission to amend and supplement its complaint to seek damages from Biovail for breaching the 1999 Stipulation. Andrx alleges that the 1999 Stipulation prohibits Biovail from demanding that Cartia XT be removed from the market, a demand that Biovail made in a letter, dated September 20, 2001, after falsely asserting that Cartia XT is not bioequivalent to Cardizem CD. Andrx believes that the September 20, 2001 demand is groundless and improper and has cited a recent decision of a federal judge in the United States District Court for the Southern District of Florida rejecting a similar legal challenge by Biovail to Andrx's bioequivalent version of Biovail's Tiazac(R).

     On August 14, 2001, the Multidistrict Litigation Panel remanded to the United States District Court for the Southern District of Florida the two Prilosec(R) patent infringement cases that had been filed by AstraZeneca ("Astra") against Andrx in Florida, one in 1998 and the other in 1999. Andrx requested that the United States District Court for the Southern District of Florida transfer the two cases to the United States District Court for the Southern District of New York for a consolidated trial, and on September 28, 2001, the United States District Court for the Southern District of Florida transferred the 1998 case to the New York District Court. A Magistrate Judge in the United States District Court for the Southern District of Florida has recommended to the United States District Court for Southern District of Florida that Andrx's motion to transfer the 1999 case (which had not been assigned to the same judge who presided over the 1998 case) be granted. After an October 22, 2001, pretrial conference, the New York District Court set the 1998 case down for trial on December 6, 2001. Andrx anticipates that the 1999 case will also be transferred to the New York District Court and that both cases will be consolidated for trial with at least three other Prilosec cases brought by Astra against other parties.

     On October 19, 2001, the action brought by Astra against Andrx and Cipla, Ltd. in the United States District Court for the Southern District of Florida, for alleged infringement of Astra's omeprazole "impurity" patent was transferred by the Multidistrict Litigation Panel to the United States District Court for the Southern District of New York, for consolidated pre-trial discovery proceedings. The sole patent at issue in this action is scheduled to expire in April 2002.

     On September 7, 2001, Schering Plough Corporation ("Schering Plough") filed suit in the United States District Court for the District of New Jersey claiming infringement of one of its patents because of an ANDA filed by Andrx with the FDA for a bioequivalent version of Claritin D-12(R). The suit has been assigned to the same judge who presides in the other two cases involving the same patent brought by Schering Plough against Andrx relating to other Claritin products. Andrx believes that its product does not infringe the patent involved or that Schering Plough's patent is invalid or unenforceable and plans to vigorously defend against the claim.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
             (in thousands, except for share and per share amounts)


     On September 19, 2001, the United States District Court for the Southern District of Florida issued an omnibus order that, among other things, consolidated Andrx's action against Biovail and the FDA to delist a newly issued patent (the "Lippa patent") that Biovail had listed in the Orange Book relative to Tiazac, and to eliminate or shorten the 30-month statutory stay with regard to Biovail's case against Andrx for alleged infringement of the Lippa patent. The order also (1) granted without prejudice the FDA's motion to dismiss Andrx's claims against it in the delisting action, (2) dismissed Andrx's delisting and state tort claims against Biovail and Biovail's counterclaim against Andrx for an alleged Lanham Act violation, (3) denied Biovail's motion to dismiss Andrx's antitrust claims in the delisting action and Andrx's counterclaim in the Lippa patent infringement action for a declaratory judgment of non-infringement and patent invalidity and (4) directed that the statutory stay in the patent infringement action shall end on September 27, 2001. The Court set the consolidated action down for trial on June 3, 2002. The District Court, on application of Biovail, later issued an order extending the statutory stay to October 1, 2001, and otherwise procedurally allowing Biovail to apply to the appellate court for a further stay pending appeal, and allowing Andrx to appeal the Court's prior dismissal of its delisting and state tort claims. On September 28, 2001, the United States Court of Appeals for the Federal Circuit ordered a temporary stay pending consideration by the Court of a motion by Biovail for a stay pending appeal. On November 5, 2001, the District Court issued an order denying Andrx's motion for summary judgment of non-infringement or invalidity of the Lippa patent.

       Andrx has requested that the FDA provide a written explanation and confirmation of its apparent determination that the active ingredient in Andrx's proposed generic version of Depakote(R) is not divalproex sodium, the active ingredient of Depakote, in order to initiate an administrative appeal of that determination. As a result of this regulatory issue, the trial of the patent infringement suit relating to this product, pending in the United States District Court for the Southern District of Florida, has been rescheduled to commence on July 12, 2002.

     In February 2001, the Southeast Regional Office of the SEC commenced a formal private investigation of Cybear, which focused on Cybear's revenue reporting, disclosure and internal controls in 1999 and 2000 with respect to Cybearclub LC, a joint venture between Andrx and Cybear intended to promote the distribution of certain healthcare products through the Internet. This investigation followed an informal inquiry conducted by the SEC staff beginning late in the third quarter of 2000. Cybear and Andrx cooperated voluntarily with the SEC staff during the informal inquiry phase and supplied requested information to the SEC staff thereafter. Recently, the Company and the SEC staff held preliminary discussions concerning the SEC's investigation. No assurances can be given that an enforcement action will not be recommended by the SEC staff. Further, the Company cannot predict with any certainty the nature of any such action, what charges the SEC might pursue, whether such action might be pursued against Cybear, the Company, certain individuals currently or previously associated with either Cybear or the Company, or some combination thereof, or what impact such enforcement action would have on Cybear, the Company and/or such individuals.

12.  SUBSEQUENT EVENTS

     On October 9, 2001, Nicebid.Com, LLC ("Nicebid") served a Demand for Arbitration of claims it allegedly has against Cybear and Telegraph arising out of a contract between Nicebid and Telegraph that may have been assigned to Cybear. The contract called for Telegraph to design and host a website for Nicebid and to provide a daily backup of that site. Nicebid claims that, because this backup was not performed, it lost both its then existing business and business opportunities during a two-week period when Cybear was unable to provide web-hosting services. The claims asserted by Nicebid are for alleged (1) breach of contract, (2) common law fraud, (3) breach of express warranty, (4) breach of implied warranties of merchantability and fitness for a particular purpose, (5) breach of implied covenant of good faith and fair dealing, (6) negligence, (7) fraudulent inducement and (8) violation of the New Jersey Consumer Fraud Act. Nicebid seeks damages in the amount of approximately $7,000, punitive damages in an unspecified amount and attorneys' fees and expenses incurred in connection with the arbitration proceeding. The Company believes that the claims have no merit and will vigorously oppose them.

     On October 25, 2001, Alan P. Cohen resigned as Chief Executive Officer effective immediately, but will remain on the Andrx board of directors as Co-Chairman. Andrx president, Elliot F. Hahn, PhD, has been appointed Chief Executive Officer until the board of directors completes a search for Mr. Cohen's permanent successor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Company was organized in August 1992, and commenced marketing and distributing bioequivalent pharmaceuticals manufactured by third parties. In February 1993, the Company began to engage in the development of bioequivalent versions of controlled-release pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, the Company commenced its efforts to develop brand name controlled-released products and through Cybear, develop an Internet-based application for healthcare providers. In 1999, the Company expanded its research and development efforts to include bioequivalent versions of specialty or niche pharmaceutical products. Through October 9, 1997, the Company's distribution operations had generated substantially all of its revenues. On October 10, 1997, the Food and Drug Administration ("FDA") granted final approval of the Company's Abbreviated New Drug Application ("ANDA") for a bioequivalent version of Dilacor XR(R), the Company's first manufactured product, which it immediately launched as Diltia XT(R).

     In September 1997, the Company entered into a Stipulation and Agreement (the "Stipulation") with Aventis S.A. ("Aventis") in connection with the patent infringement litigation involving Cardizem(R) CD in order to reduce the risks that both parties faced as the case was litigated to its conclusion. The Company agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against Aventis. Aventis agreed to compensate the Company for its lost profits, which were stipulated to be $100.0 million per year, if the Company ultimately prevailed in the litigation, and to grant the Company a license for Aventis' patents under certain conditions, including if the Company ultimately lost the litigation. Aventis also agreed to make non-refundable interim quarterly payments of $10.0 million to the Company, beginning upon the Company's receipt of final FDA approval for its bioequivalent version of Cardizem CD and continuing until the litigation was resolved or certain other events occurred. In July 1998, the FDA granted final marketing approval for the Company's ANDA for a bioequivalent version of Cardizem CD. In June 1999, litigation concerning Cardizem CD was resolved and on June 23, 1999, the Company launched its reformulated bioequivalent version of Cardizem CD, Cartia XT(R), which enjoyed a 180-day period of marketing exclusivity through December 19, 1999.

     In June 1999, the Company entered into an agreement with Geneva Pharmaceuticals, Inc., a member of the Novartis Pharmaceutical Group ("Geneva"), for the sale and marketing of specified products. Geneva committed to make license payments of $1.0 million a month for 40 months, in exchange for exclusive marketing rights in specified territories for controlled-release dosage forms of existing products that the Company is developing for submissions as New Drug Applications ("NDAs"). Under this agreement, one of the Company's NDA products had been out-licensed for the U.S. Upon receiving approval by the FDA or other regulatory agencies, the Company was entitled to receive royalties from the sale of such products with certain minimum guaranteed levels of royalties in the first five years. In June 2000, the Company amended its agreement with Geneva to include, among other things, additional license payments to Andrx of up to $6.0 million. Under this agreement, the Company committed to continue selling Geneva's bioequivalent products through the Company's distribution operations. On October 24, 2001, the Company terminated its agreement with Geneva, and reacquired all of Geneva's marketing rights for two brand products under development by Andrx, consisting of U.S. and selected international marketing rights for Metformin XT, and selected international marketing rights to Altocor. In return for relinquishing Geneva's marketing rights to these products back to Andrx, Geneva will no longer make payments to Andrx of $1.0 million per month and Andrx will pay Geneva certain milestone payments and a royalty on net sales in the U.S. for Metformin XT for a period of five years. Andrx's distribution operations will continue to distribute Geneva products in the normal course of business.

     In June 1999, the Company completed a public equity offering of Cybear common shares (pre-Reorganization) at $64.00 per share (reflects the effect of the July 31, 2001 one-for-four reverse stock split (the "Reverse Stock Split") raising $50.8 million for Cybear and thereby reducing the Company's ownership in Cybear below 80%.

     In August 1999, Andrx and Cybear formed Cybearclub LC ("Cybearclub"), a joint venture intended to distribute healthcare products to physician offices through the Internet.

     On September 7, 2000, Andrx Corporation completed the Reorganization whereby the Company acquired the outstanding equity of its Cybear Inc. subsidiary that it did not previously own, reincorporated in Delaware, and created two new classes of common stock - Andrx common stock, to track the performance of the Andrx Group, which includes Andrx Corporation and subsidiaries, other than its ownership of the Cybear Group and Cybear common stock to track the performance of Cybear Group. The Cybear Group includes (a) Cybear Inc. and its subsidiaries, (b) certain potential future Internet businesses of Andrx Corporation, and (c) effective April 2, 2001, Mediconsult.com, Inc. and its subsidiaries ("Mediconsult"). In connection with the Reorganization, Andrx shareholders exchanged each share of Andrx common stock (pre-Reorganization) held for one share of Andrx common stock and .0372 shares of Cybear common stock (reflects the effect of the Reverse Stock Split) and Cybear stockholders, other than Andrx, exchanged each share of Cybear common stock (pre-Reorganization) held for one share of Cybear common stock.

ANDRX CORPORATION

Results of Operations

Three Months Ended September 30, 2001 ("2001 Quarter"), As Compared To The Three Months Ended September 30, 2000 ("2000 Quarter")


     For the 2001 Quarter, the Company generated net income of $10.7 million, as compared to net income of $10.8 million for the 2000 Quarter. As a result of the Reorganization, for the 2001 Quarter, $25.3 million of net income is allocated to the Andrx common stock and $14.6 million of net loss is allocated to the Cybear common stock. For the 2000 Quarter, $16.1 million of net income is allocated to the Andrx common stock and $5.3 million of net loss is allocated to the Cybear common stock.

     Sales from distributed products increased by 57.4% to $133.8 million for the 2001 Quarter, as compared to $85.0 million for the 2000 Quarter. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines. Commencing August 2001, sales in the 2001 Quarter include participation in the distribution of a generic Prozac for which the 180-day period of marketing exclusivity expires in January 2002.

     Sales of Andrx products were $72.7 million for the 2001 Quarter, as compared to $43.1 million in the 2000 Quarter. Sales of Andrx products include sales of the Company's bioequivalent versions of Dilacor XR, Cardizem CD and commencing on April 1, 2001, the Company's bioequivalent version of Ventolin (albuterol metered dose inhaler), which the Company acquired with the acquisition of certain assets of Armstrong Pharmaceuticals ("Armstrong") on March 30, 2001. During the 2001 Quarter sales of albuterol metered dose inhalers were $21.5 million. Commencing on January 24, 2001, sales of Andrx products also included sales of brand products marketed by CTEX Pharmaceuticals, Inc. ("CTEX"), which the Company acquired on January 23, 2001. In the 2001 Quarter, sales of Andrx products included the sales of the Entex brand product line, which the Company acquired on June 30, 2001. The 2001 Quarter net sales did not include any net sales of the pain product line which Andrx has marketing rights pursuant to an arrangement with Mallinckrodt, a Tyco healthcare company ("Mallinckrodt"). The pain product line will be marketed in November 2001 under the newly licensed trade name, Anexsia. Two dosage strengths of Anexsia are currently approved by the FDA. The third strength also to be marketed under the trade name Anexsia, which is the highest strength, is expected to be approved by the FDA in 2002.

     The Company generated $7.7 million of other revenues in the 2001 Quarter, as compared to $4.1 million in the 2000 Quarter. Other revenues primarily represented fees from Geneva related to brand products under development in the Company's NDA program and, in the 2001 Quarter, revenues from Armstrong's contract manufacturing business. As a result of the termination of the Geneva agreement in October 2001, the Company will no longer earn $3 million per quarter in fees from Geneva.

     Gross profit from total revenue was $83.2 million with a gross margin of 38.8% in the 2001 Quarter, as compared to $54.2 million, with a gross margin of 41.0% in the 2000 Quarter. The increase in gross profit was a result of an increase in total revenues, and the decrease in gross margin was a result of a change in the product mix including the distribution of the generic version of Prozac, which the Company began marketing in August 2001. The generic version of Prozac is a high dollar volume product with lower gross margins as it is in its 180-day marketing exclusivity period. At the end of exclusivity, distributed product sales of generic Prozac could decrease while gross margins could increase due to the onset of price reductions related to competition. Gross profits in the 2001 Quarter are net of royalties on the net sales of the Entex brand product line, which are reported in cost of goods sold.

     Selling, general and administrative expenses were $36.1 million, or 16.8% of total revenues for the 2001 Quarter, as compared to $16.1 million, or 12.2% of total revenues for the 2000 Quarter. Selling, general and administrative expenses include expenses related to the administration, marketing, selling and warehousing of distributed and Andrx products, the establishment of brand sales and marketing efforts, royalties to the Company's Co-Chairman and former Chief Scientific Officer related to sales of the Company's bioequivalent version of Cardizem CD, as well as corporate overhead, and legal costs with respect to patent infringement matters related to the Company's ANDA filings and anti-trust matters. The increase in selling, general and administrative expenses in the 2001 Quarter, compared to the 2000 Quarter, was primarily the result of an increase in sales of distributed and Andrx products, the continued building of the brand sales and marketing infrastructure, including the CTEX sales force, and an increase in legal costs. Andrx is also continuing to expand its sales force in anticipation of the 2002 launch of its first internally developed NDA product, Altocor, a high-potency, extended-release lovastatin.

     Research and development expenses were $11.2 million in the 2001 Quarter, as compared to $14.6 million in the 2000 Quarter. Research and development expenses reflected the Company's continued commercialization efforts in its bioequivalent (ANDA) and brand name (NDA) development programs. During the 2001 Quarter, an ANDA was accepted as filed by the FDA for Claritin D-12, a loratidine and pseudoephedrine extended-release tablet marketed by Schering Plough Corporation ("Schering Plough") for which Andrx has been sued for patent infringement. In the 2001 Quarter, ANDAs were accepted as filed by the FDA for three other products and the Company completed Phase III NDA clinical studies for Metformin XT for which the Company expects to file an NDA with the FDA in 2002.

     Through Cybear, Andrx Corporation incurred $6.4 million of Internet operating expenses in the 2001 Quarter, as compared to $4.9 million in the 2000 Quarter. Cybear Internet operating expenses represent Cybear's operating expenses except cost of goods sold and Cybear non-recurring expenses. See pages 40-43 for the discussion of Cybear's operating results.

     Cybear non-recurring expenses were $10.4 million in the 2001 Quarter, as compared to $4.3 million in the 2000 Quarter. The 2001 Quarter includes other non-recurring expenses of $9.3 million associated with the write-off of the remaining net goodwill created in the September 2000 Reorganization. Such write-off was the result of an evaluation of the Reorganization goodwill giving consideration to, among other things, changes in Cybear's business that have occurred subsequent to the Reorganization. As a result, management believes the future benefits previously associated with the Reorganization goodwill no longer exist. The 2001 Quarter also includes other non-recurring expenses of $1.1 million associated with an estimated loss that Cybear expects to incur in subleasing a portion of its headquarters in Boca Raton, Florida. The 2000 Quarter includes other non-recurring expenses of $4.0 million consisting of severance costs, impairment charges for certain assets and costs incurred to terminate an agreement and $317,000 in merger costs associated with the Reorganization.

     In the 2000 Quarter, the Company incurred $2.1 million of one-time costs in connection with the Reorganization.

     The Company generated interest income of $2.6 million in the 2001 Quarter, as compared to $4.5 million in the 2000 Quarter. The decrease in interest income is the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained during the 2001 Quarter and a decrease in interest rates, as compared to the 2000 Quarter. The Company invests in taxable and tax free investment grade interest bearing securities.

     Interest expense was $40,000 in the 2000 Quarter, resulting from borrowings from the Company's bank loan, which was terminated in December 2000.

     Minority interest in Cybear was $901,000 in the 2000 Quarter. There was no minority interest in Cybear after the Reorganization.

     In the 2001 Quarter, the Company provided $11.1 million, or 51%, of income before income taxes. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% primarily due to the effect of state income taxes, amortization and write-offs of non-deductible goodwill at Cybear. For the 2000 Quarter, the Company provided $6.8 million for income taxes, or 39% of income before income taxes. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% primarily due to the effect of state income taxes and Andrx Corporation's inability to utilize its share of Cybear's losses when Andrx Corporation's ownership of Cybear was reduced below 80% during the period from June 23, 1999 to September 6, 2000. In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. See
Note 4 of Notes to Unaudited Consolidated Financial Statements. Applying the pro rata method for the 2001 Quarter would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $2.3 million. Such allocation has an earnings per share effect of approximately $0.03 per diluted Andrx common share and approximately $0.36 per diluted Cybear common share. Applying the pro rata method for the 2000 Quarter would have resulted in an income tax benefit allocation from Andrx to Cybear by approximately $3.7 million. Such allocation has an earnings per share effect of approximately $0.05 per diluted Andrx common share and approximately $0.96 per diluted Cybear common share.

     The basic and diluted weighted average shares of Andrx common stock outstanding were 70.2 million and 72.9 million, respectively, in the 2001 Quarter, as compared to 69.1 million and 71.9 million, respectively, in the 2000 Quarter. Such increases resulted primarily from stock option exercises and approximately 291,000 shares issued in January 2001 in connection with the acquisition of CTEX. All share and per share amounts of Andrx common stock reflect the April 2000 two-for-one stock split effected in the form of a 100% stock dividend.

     The basic and diluted weighted average shares of Cybear common stock outstanding was 6.5 million for the 2001 Quarter and 3.8 million for the 2000 Quarter. The 2001 Quarter includes the 2.9 million shares issued to Mediconsult stockholders in conjunction with the acquisition of Mediconsult. The 2000 Quarter reflects the basic and diluted weighted average shares relating to the period from September 7, 2000 to September 30, 2000. The basic and diluted weighted average shares give effect to the Reverse Stock Split of Cybear common stock.

     As of January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". Adoption of the provisions of this pronouncement had no effect since the Company does not have any derivative financial instruments or hedging activities.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This pronouncement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method of accounting. SFAS No. 141 is effective for business combinations occurring after June 30, 2001. The Company adopted the provisions of SFAS No. 141 as of the effective date. Adoption of the provisions of this pronouncement had no impact on the financial position, results of operations or cash flows of the Company.

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other
Intangible Assets". This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) in an acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Instead, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair-value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as a cumulative effect of a change in accounting principle. The Company will adopt the provisions of the SFAS No. 142, as appropriate. The Company has not yet assessed the impact of adopting the provisions of SFAS No. 142.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This pronouncement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company has not yet assessed the impact of adopting the provisions of SFAS No. 144.

Nine Months Ended September 30, 2001 ("2001 Period") As Compared to Nine Months Ended September 30, 2000 ("2000 Period")


     For the 2001 Period, the Company generated net income of $41.0 million, as compared to net income of $43.9 million for the 2000 Period. As a result of the Reorganization, $68.6 million of net income for the 2001 Period was allocated to the Andrx common stock and $27.6 million of net loss was allocated to the Cybear common stock. For the 2000 Period, $49.2 million of net income is allocated to the Andrx common stock and $5.3 million of net loss is allocated to the Cybear common stock.

     Sales from distributed products increased by 50.9% to $349.5 million for the 2001 Period, as compared to $231.7 million for the 2000 Period. The 2001 Period includes $5.3 million of sales of the Company's distribution of the bioequivalent version of Ventolin (albuterol metered dose inhaler) manufactured
by Armstrong.   The Company completed its acquisition of certain assets of
Armstrong on March 30, 2001. Sales of the albuterol metered dose inhaler after the acquisition date were included in Andrx product sales. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines. Commencing August 2001, the 2001 Period includes Andrx's participation in the distribution of the generic version of Prozac for which the 180-day period of marketing exclusivity expires in January 2002. The 2001 Period also includes a full nine months of sales of distributed products from Valmed Pharmaceuticals, Inc. ("Valmed"), which the Company acquired certain assets of in March 2000.

     Sales of Andrx products were $183.0 million for the 2001 Period, as compared to $133.2 million in the 2000 Period. Sales of Andrx products include sales of the Company's bioequivalent versions of Dilacor XR and Cardizem CD and, commencing on April 1, 2001, the Company's bioequivalent version of Ventolin, which the Company acquired with the acquisition of certain assets of Armstrong. During the 2001 Period sales of albuterol metered dose inhalers were $44.0 million. Commencing on January 24, 2001, Andrx products also included sales of brand products marketed by CTEX, which the Company acquired on January 23, 2001. In the 2001 Period, sales of Andrx products included the sales of the Entex brand product line, which the Company acquired on June 30, 2001. The 2001 Period net sales did not include any net sales of the pain product line which Andrx has marketing rights pursuant to an arrangement with Mallinckrodt. The pain product line will be marketed beginning November 2001 under the newly licensed trade name Anexsia.

     The Company generated $20.0 million of other revenues in the 2001 Period, as compared to $11.4 million in the 2000 Period. Other revenues, primarily represented fees from Geneva related to brand products under development in the Andrx NDA program and, in the 2001 Period, revenues from Armstrong's contract manufacturing business. As a result of the termination of the Geneva agreement in October 2001, the Company will no longer earn $3 million per quarter in fees from Geneva.

     Gross profit from total revenue was $221.9 million with a gross margin of 40.2% in the 2001 Period, as compared to $162.0 million, with a gross margin of 43.1% in the 2000 Period. The increase in gross profit was a result of an increase in total revenues and the decrease in gross margin was a result of a change in the product mix including the distribution of the generic version of Prozac, which the Company began marketing in August 2001. The generic version of Prozac is a high dollar volume product with lower gross margins as it is in its 180-day marketing exclusivity period. At the end of exclusivity, distributed product sales of generic Prozac could decrease while gross margins could increase due to the onset of price reductions related to competition. Gross profits for the 2001 Period are net of royalties on the net sales of the Entex brand product line, which are reported in costs of goods sold.

     Selling, general and administrative expenses were $86.5 million or 15.7% of total revenues for the 2001 Period, as compared to $42.0 million or 11.2% of total revenues for the 2000 Period. Selling, general and administrative expenses include expenses related to the administration, marketing, selling and warehousing of distributed and Andrx products, the establishment of brand sales and marketing efforts, royalties to the Company's Co-Chairman and former Chief Scientific Officer related to sales of the Company's bioequivalent version of Cardizem CD, as well as corporate overhead, and legal costs with respect to patent infringement matters related to the Company's ANDA filings and anti-trust matters. The increase in selling, general and administrative expenses in the 2001 Period, as compared to the 2000 Period, was primarily the result of an increase in sales of distributed and Andrx products, the continued building of the brand sales and marketing infrastructure, including the CTEX sales force, and an increase in legal costs. Andrx is also continuing to expand its sales force in anticipation of the 2002 launch of its first internally developed NDA product, Altocor, a high-potency, extended-release lovastatin.

     Research and development expenses were $40.2 million in the 2001 Period, as compared to $33.3 million in the 2000 Period. Research and development expenses reflected the Company's continued commercialization efforts in its bioequivalent
(ANDA) and brand name (NDA) development programs. During the 2001 Period, ANDAS were accepted as filed by the FDA for Paxil, paroxetine hydrochloride tablets marketed by Glaxo SmithKline ("GSK"); Glucophage XR, metformin extended-release tablets marketed by Bristol-Myers Squibb Company ("Bristol Myers"); Glucotrol XL, glipizide extended-release tablets marketed by Pfizer, Inc. ("Pfizer"); Claritin D-12, a loratidine and pseudoephedrine extended-release tablet marketed by Schering Plough as well as four other products. The Company believes it was the first company to file ANDAs with the FDA for Glucophage XR and Glucotrol XL. Additionally, during the 2001 Period, the Company submitted its first NDA to the FDA for Altocor, a high-potency extended-release lovastatin, and completed Phase III NDA clinical studies for Metformin XT.

     Through Cybear, the Company incurred $19.9 million of Internet operating expenses in the 2001 Period, as compared to $15.0 million in the 2000 Period. Cybear Internet operating expenses represent Cybear's operating expenses except cost of goods sold, Cybear non-recurring expenses and intercompany eliminations in the 2000 Period. See pages 40-43 for the discussion of Cybear's operating results.

     Cybear non-recurring expenses were $12.4 million in the 2001 Period, as compared to $7.2 million in the 2000 Period. The 2001 Period includes other non-recurring expenses of $9.3 million associated with the write-off of the remaining net goodwill created in the September 2000 Reorganization. Such write-off was the result of an evaluation of the Reorganization goodwill giving consideration to, among other things, changes in Cybear's business that have occurred subsequent to the Reorganization. As a result, management believes the future benefits previously associated with the Reorganization goodwill no longer exist. The 2001 Period also includes a write-off of the remaining net goodwill associated with the acquisition of Telegraph Consulting Corporation ("Telegraph") in 1999 as well as an accrual of $1.1 million associated with an estimated loss that Cybear expects to incur in subleasing a portion of its headquarters in Boca Raton, Florida. The 2000 Period includes $6.0 million in other non-recurring charges consisting of severance costs, impairment charges for certain assets and costs incurred to terminate an agreement and merger costs of $1.2 million associated with the Reorganization.

     In the 2000 Period, the Company incurred $2.1 million of one-time costs in connection with the Reorganization.

     The Company generated interest income of $9.2 million in the 2001 Period, as compared to $8.8 million in the 2000 Period. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2001 Period, as compared to the 2000 Period. The increase was primarily the result of the net proceeds of $235.8 million received from the Company's May 2000 public equity offering of Andrx common stock and the net cash provided by operating activities. The Company invests in taxable and tax free investment grade interest bearing securities.

     Interest expense was $735,000 in the 2000 Period resulting from borrowings from the Company's bank loan, which was terminated in December 2000.

     Minority interest in Cybear was $4.1 million in the 2000 Period. There was no minority interest in Cybear after the Reorganization.

     In the 2001 Period, the Company provided $31.1 million, or 43%, of income before income taxes. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% primarily due to the effect of state income taxes, amortization and write-offs of non-deductible goodwill at Cybear. For the 2000 Period, the Company provided $30.8 million for income taxes, or 41% of income before income taxes. The Company provided for income taxes in excess of the expected annual effective Federal statutory rate of 35% primarily due to the effect of state income taxes and Andrx Corporation's inability to utilize its share of Cybear's losses when Andrx Corporation's ownership of Cybear was reduced below 80% during the period from June 23, 1999 to September 6, 2000. In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. See
Note 4 of Notes to Unaudited Consolidated Financial Statements. Applying the pro rata method for the 2001 Period would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $5.8 million. Such allocation has an earnings per share effect of approximately $0.08 per diluted Andrx common share and approximately $1.05 per diluted Cybear common share. Applying the pro rata method for the 2000 Period would have resulted in an income tax benefit allocated from Andrx to Cybear of approximately $3.7 million. Such allocation has an earnings per share effect of approximately $0.05 per diluted Andrx common share and approximately $0.96 per diluted Cybear common share.

     The basic and diluted weighted average shares of Andrx common stock outstanding were 69.9 million and 72.6 million, respectively, in the 2001 Period, as compared to 65.9 million and 68.6 million, respectively, in the 2000
Period.   Such increases resulted primarily from Andrx Corporation's May 2000 public offering of 5.2 million shares of Andrx common stock, stock option exercises and approximately 291,000 shares issued in January 2001 in connection with the acquisition of CTEX. All share and per share amounts of Andrx common stock give effect to the April 2000 two-for-one stock split effected in the form of a 100% stock dividend.

     The basic and diluted weighted average shares of Cybear common stock outstanding was 5.5 million for the 2001 Period and 3.8 million for the 2000 Period. The 2001 Period includes the 2.9 million shares issued in conjunction with the acquisition of Mediconsult. The 2000 Period reflects the Cybear common stock outstanding relating to the period from September 7, 2000 to September 30, 2000. The basic and diluted weighted average shares of Cybear common stock included herein give effect to the Reverse Stock Split of Cybear common stock.


Liquidity and Capital Resources


     As of September 30, 2001, the Company had $303.8 million in cash, cash equivalents and investments available-for-sale, and $454.2 million of working capital.

     Net cash provided by operating activities was $62.7 million in the 2001 Period, as compared to $50.6 million in the 2000 Period. The 2001 Period includes net income of $41.0 million; income tax benefits related to exercises of stock options of $13.2 million; an increase in accounts payable and accrued and other liabilities of $38.9 million and income taxes payable of $12.7 million; and a decrease of $1.6 million in prepaids and other assets, offset by increases of $42.6 million in accounts receivable, net and $30.1 million in inventories. In addition, during the 2001 Period, the Company recorded $15.5 million of depreciation and amortization, $2.0 million of goodwill write-off associated with Cybear's 1999 acquisition of Telegraph, $9.3 million of goodwill write-off associated with the September 2000 Reorganization and $1.1 million associated with the estimated loss on the sublease of Cybear's headquarters in Boca Raton, Florida. In comparison, the 2000 Period includes net income of $43.9 million, income tax benefits related to exercises of stock options of $18.0 million, decreases in accounts receivable of $1.0 million, inventories of $457,000, and prepaid and other assets of $8.4 million, offset by decreases in accounts payable and accrued and other liabilities of $7.7 million and income taxes payable of $15.7 million. In addition, during the 2000 Period, the Company recorded $6.4 million in depreciation and amortization.

     Net cash used in investing activities was $64.5 million in the 2001 Period, as compared to $174.6 million in the 2000 Period. In the 2001 Period, the Company acquired property, plant and equipment for $50.6 million; CTEX, net of cash acquired, for $11.0 million; certain assets of Armstrong for $18.1 million; the Entex brand product line for $14.7 million; the marketing rights of the Anexsia brand product line for $2.0 million and incurred $3.2 million in Mediconsult transaction costs, including advances, offset by maturities of investments available-for-sale, net of $35.2 million. In the 2000 Period, the Company purchased investments available-for-sale, net, for $121.3 million; property, plant and equipment for $31.3 million; funded a convertible notes receivable, net of $4.0 million; acquired certain assets of Valmed, net of cash acquired, for $15.2 million and incurred $2.8 million in costs pertaining to the Reorganization.

     Net cash provided by financing activities was $3.6 million in the 2001 Period, as compared to $222.0 million in the 2000 Period. Net cash provided by financing activities in the 2001 Period consisted of $7.1 million in proceeds from the issuance of Andrx common stock upon the exercise of stock options, offset by $3.7 million in loans to the former CTEX shareholders. Net cash provided by financing activities for the 2000 Period consisted primarily of $235.8 million in net proceeds from the Company's May 2000 public offering of Andrx common stock, $6.1 million in proceeds from the issuance of Andrx common stock upon the exercises of stock options, offset by $20.2 million of repayments on borrowings under the Company's bank loan.

     For the year ending December 31, 2001, the Company expects to incur approximately $55 million in research and development expenses related to the Company's continued commercialization efforts in its bioequivalent (ANDA) and brand name (NDA) development programs. The Company's NDA program, includes Altocor, a high-potency extended-release lovastatin, currently filed with the FDA; Metformin XT, which completed Phase III NDA clinical studies, which the Company expects to file an NDA with the FDA in 2002; and lovastatin, indicated for Alzheimer's Disease, currently in Phase II clinical studies. Additionally, for the year ending December 31, 2001, the Company expects to continue to significantly increase selling, general, and administrative expenses which includes its current brand sales force of approximately 300 as of September 30, 2001 which currently markets Andrx's brand products including the CTEX, Entex and Anexsia product lines. The Company plans to increase its sales force to approximately 500 by the first half of 2002 when it expects to launch Altocor, its first internally developed brand product. Additionally, the Company continues to evaluate acquisitions of additional products and the potential of entering into co-promotion arrangements.

     Legal tactics and other external factors could continue to temporarily delay the launch of the Company's bioequivalent versions of Glucophage(R), Tiazac(R) and Naprelan(R) and, despite renewed court activity aimed at ending ongoing infringement litigation and bringing a generic version of Prilosec(R) to market as soon as possible, it is unlikely that the Company will risk launching that product in the fourth quarter of 2001. The Company is also facing a changing competitive environment for Ventolin (albuterol metered dose inhalers). Rather than focusing on short-term results, the Company will continue to invest in research and development and build a brand business with a 500 person national sales force by the first half of 2002, when it expects to launch Altocor, its first internally developed brand product. This long-term commitment is further evidenced by the termination of the Geneva agreement, whereby in relinquishing $3 million in quarterly revenue, Andrx reacquired certain marketing rights, and thus now has exclusive worldwide marketing rights for its Metformin XT and Altocor brand products. These growth initiatives, if not offset by new product launches, will put pressure on near-term earnings and therefore, the Company anticipates that future earnings will be lower than the 2001 Quarter's financial results. In the fourth quarter of 2001, the Company anticipates a decrease in sales of albuterol. Additionally, revenues will not include $3 million per quarter from Geneva due to the termination of the Geneva agreement. The Company also anticipates increases, as compared to the 2001 Quarter in research and development, and selling, general and administrative expenses related to growth in its brand business and increases in legal expenses preparing for, and engaging in, its scheduled December 6, 2001 Prilosec trial.

     The Company anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future.

ANDRX GROUP

Results of Operations

2001 Quarter, As Compared To The 2000 Quarter

     For the 2001 Quarter, Andrx generated net income of $25.3 million, as compared to net income of $18.4 million for the 2000 Quarter.

     Sales from distributed products increased by 60.6% to $132.8 million for the 2001 Quarter, as compared to $82.7 million for the 2000 Quarter. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines. Commencing August 2001, sales in the 2001 Quarter include Andrx's participation in the distribution of a bioequivalent version of Prozac, for which the 180-day period of marketing exclusivity expires January 2002.

     Sales of Andrx products increased by 68.8% to $72.7 million for the 2001 Quarter, as compared to $43.1 million in the 2000 Quarter. Sales of Andrx products include sales of Andrx's bioequivalent versions of Dilacor XR, Cardizem CD, and commencing on April 1, 2001, Andrx's bioequivalent version of Ventolin (albuterol metered dose inhaler), which Andrx acquired with the acquisition of certain assets of Armstrong on March 30, 2001. During the 2001 Quarter sales of albuterol metered dose inhalers were $21.5 million. Commencing on January 24, 2001, Andrx products also included sales of brand products marketed by CTEX, which Andrx acquired on January 23, 2001. In the 2001 Quarter, sales of Andrx products included the sales of the Entex brand product line, which Andrx acquired on June 30, 2001. The 2001 Quarter net sales did not include any net sales of the pain product line which Andrx has marketing rights pursuant to an arrangement with Mallinckrodt. The pain product line will be marketed beginning November 2001 under the newly licensed trade name, Anexsia. Two dosage strengths of Anexsia are currently approved by the FDA. The third strength also to be marketed under the trade name Anexsia, which is the highest strength, is expected to be approved by the FDA in 2002.

     Andrx generated $5.7 million of other revenue in the 2001 Quarter, as compared to $4.1 million in the 2000 Quarter. Other revenues primarily represented fees from Geneva related to brand products under development in Andrx's NDA program and, in the 2001 Quarter, revenues from Armstrong's contract manufacturing business. As a result of the termination of the Geneva agreement in October 2001, Andrx will no longer earn $3 million per quarter in fees from Geneva.

     Gross profit from total revenue was $81.1 million, with a gross margin of 38.4% in the 2001 Quarter, as compared to $54.0 million, with a gross margin of 41.6% in the 2000 Quarter. The increase in gross profit was a result of an increase in total revenues and the decrease in gross margin was a result of a change in the product mix including the distribution of a generic version of Prozac, which Andrx began marketing in August 2001. The generic version of Prozac is a high dollar volume product with lower gross margins as it is in its
180-day marketing exclusivity period.   At the end of exclusivity, distributed
product sales of generic Prozac could decrease while gross margins could increase due to the onset of price reductions related to competition. Gross profits in the 2001 Quarter are net of the royalties on the net sales of the Entex brand product line, which are reported in cost of goods sold.

     Selling, general and administrative expenses were $36.1 million, or 17.1% of total revenues, for the 2001 Quarter, as compared to $16.1 million, or 12.4% of total revenues, for the 2000 Quarter. Selling, general and administrative expenses include expenses related to the administration, marketing, selling and warehousing of distributed and Andrx products, the establishment of brand sales and marketing efforts, royalties to the Company's Co-Chairman and former Chief Scientific Officer related to sales of Andrx's bioequivalent version of Cardizem CD, as well as corporate overhead, and legal costs related to patent infringement matters with respect to the Company's ANDA filings and anti-trust matters. The increase in selling, general and administrative expenses in the 2001 Quarter, compared to the 2000 Quarter, was primarily the result of an increase in sales of distributed and Andrx products, the continued building of the brand sales and marketing infrastructure, including the CTEX sales force, and an increase in legal costs. Andrx is also continuing to expand its sales force in anticipation of the 2002 launch of its first internally developed NDA product, Altocor, a high-potency, extended-release lovastatin.

     Research and development expenses were $11.2 million in the 2001 Quarter, as compared to $14.6 million in the 2000 Quarter. Research and development expenses reflected Andrx's continued commercialization efforts in its bioequivalent (ANDA) and brand name (NDA) development programs. During the 2001 Quarter, an ANDA was accepted as filed by the FDA for Claritin D-12, a loratidine and pseudoephedrine extended-release tablet marketed by Schering Plough for which Andrx has been sued for patent infringement. In the 2001 Quarter, ANDAs were accepted as filed by the FDA for three other products and Andrx completed Phase III NDA clinical studies for Metformin XT for which Andrx expects to file a NDA with the FDA in 2002.

     In the 2000 Quarter, Andrx incurred $2.1 million of one-time costs in connection with the Reorganization.

     Andrx generated interest income of $2.5 million in the 2001 Quarter, as compared to $4.0 million in the 2000 Quarter. The decrease in interest income is the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained during the 2001 Quarter and a decrease in interest rates, as compared to the 2000 Quarter. Andrx invests in taxable and tax free investment grade interest bearing securities.

     Interest expense was $40,000 in the 2000 Quarter, resulting from borrowings under Andrx's bank loan, which was terminated in December 2000.

     In the 2001 Quarter, Andrx provided $11.1 million for income taxes, or 31% of income before income taxes. Andrx provided for income taxes at less than the expected annual effective Federal statutory rate of 35% primarily due to Andrx's ability to utilize Cybear's losses after the Reorganization, offset by the effect of state income taxes. For the 2000 Quarter, Andrx provided $6.8 million for income taxes, or 27% of income before income taxes. Andrx provided for income taxes at less than the expected annual effective Federal statutory rate of 35% primarily due to Andrx's ability to utilize Cybear's losses after the Reorganization, offset by the effect of state income taxes. In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. See Note 4 of Notes to Unaudited Consolidated Financial Statements. Applying the pro rata method for the 2001 Quarter and the 2000 Quarter would have resulted in income tax benefit allocations from Andrx to Cybear of approximately $2.3 million and approximately $3.7 million, respectively.


2001 Period, As Compared To The 2000 Period


     For the 2001 Period, Andrx generated net income of $68.6 million, as compared to net income of $60.0 million for the 2000 Period.

     Sales from distributed products increased by 51.9% to $346.5 million for the 2001 Period, as compared to $228.0 million for the comparable 2000 Period. The 2001 Period includes $5.3 million of sales from Andrx's distribution of the bioequivalent version of Ventolin (albuterol metered dose inhaler) manufactured by Armstrong. Andrx completed its acquisition of certain assets of Armstrong on March 30, 2001. Sales of the albuterol metered dose inhaler after the acquisition date were included in Andrx product sales. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as the participation in distribution of new products launched by other pharmaceutical companies, offset by overall price declines. The 2001 Period also includes a full nine months of sales from Valmed, which Andrx acquired certain assets of in March 2000 and, commencing August 2001, Andrx's participation in the distribution of a bioequivalent version of Prozac.

     Sales of Andrx products increased by 37.4% to $183.0 million for the 2001 Period, as compared to $133.2 million for the 2000 Period. Sales of Andrx products include sales of Andrx's bioequivalent versions of Dilacor XR and Cardizem CD, and commencing on April 1, 2001, Andrx's bioequivalent version of Ventolin, which Andrx acquired with the acquisition of certain assets of Armstrong. During the 2001 Period, sales of albuterol metered dose inhalers were $44.0 million. Commencing on January 24, 2001, Andrx products also included sales of brand products marketed by CTEX, which Andrx acquired on January 23, 2001. In the 2001 Period, sales of Andrx products also included the sales of the Entex brand product line, which Andrx acquired on June 30, 2001. The 2001 Period net sales did not include any net sales of the pain product line which Andrx has marketing rights pursuant to an arrangement with Mallinckrodt. The pain product line will be marketed beginning November 2001 under the newly licensed trade name Anexsia.

     Andrx generated $16.0 million of other revenues in the 2001 Period, as compared to $11.2 million in the 2000 Period. Other revenues primarily represented fees from Geneva related to brand products under development in Andrx's NDA program and, in the 2001 Period, revenues from Armstrong's contract manufacturing business. As a result of the termination of the Geneva agreement in October 2001, Andrx will no longer earn $3 million per quarter in fees from Geneva.

     Gross profit from total revenues was $217.7 million, with a gross margin of 39.9% in the 2001 Period, as compared to $161.6 million, with a gross margin of 43.4% in the 2000 Period. The increase in gross profit was a result of an increase in total revenues, and the decrease in gross margin was a result of a change in the product mix including the distribution of a bioequivalent version of Prozac, which Andrx began marketing in August 2001. The generic version of Prozac is a high dollar volume product with lower gross margins as it is in its 180-day marketing exclusivity period. At the end of exclusivity, distributed product sales of generic Prozac could decrease while gross margins could increase due to the onset of price reductions related to competition. Gross profits in the 2001 Period are net of royalties on the net sales of the Entex brand product line, which are reported in cost of goods sold.

     Selling, general and administrative expenses were $86.5 million, or 15.9% of total revenues for the 2001 Period, as compared to $42.0 million, or 11.3% of total revenues for the 2000 Period. Selling, general and administrative expenses include expenses related to the administration, marketing, selling and warehousing of distributed and Andrx products, the establishment of brand sales and marketing efforts, royalties to the Company's Co-Chairman and former Chief Scientific Officer related to sales of Andrx's bioequivalent version of Cardizem CD, as well as corporate overhead, and legal costs related to patent infringement matters related to the Company's ANDA filings and anti-trust matters. The increase in selling, general and administrative expenses in the 2001 Period, as compared to the 2000 Period, was primarily the result of an increase in sales of distributed and Andrx products, the continued building of the brand sales and marketing infrastructure, including the CTEX sales force, and an increase in legal costs. Andrx is also continuing to expand its sales force in anticipation of the 2002 launch of its first internally developed NDA product, Altocor, a high-potency, extended-release lovastatin.

     Research and development expenses were $40.2 million in the 2001 Period, as compared to $33.3 million in the 2000 Period. Research and development expenses reflect Andrx's continued commercialization efforts in its bioequivalent (ANDA) and brand name (NDA) drug development programs. During the 2001 Period, ANDAs were accepted as filed by the FDA for Paxil, paroxeline hydrochloride tablets marketed by GSK; Glucophage XR, metformin extended-release tablets marketed by Bristol-Myers; Glucotrol XL, glipizide extended-release tablets marketed by Pfizer; Claritin D-12, a loratidine and pseudoephedrine extended-release tablet marketed by Schering Plough; as well as four other products. Andrx believes it was the first company to file ANDAs with the FDA for Glucophage XR and Glucotrol XL. Additionally, during the 2001 Period, Andrx submitted its first NDA to the FDA for Altocor, a high-potency extended-release lovastatin, and completed Phase III NDA clinical studies for Metformin XT.

     In the 2000 Period, Andrx incurred $2.1 million of one-time costs in connection with the Reorganization.

     Andrx generated interest income of $8.8 million in the 2001 Period, as compared to $7.3 million in the 2000 Period. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2001 Period, as compared to the 2000 Period. The increase was primarily the result of the net proceeds of $235.8 million received from the Company's May 2000 public equity offering of Andrx common stock and the net cash provided by net operating activities. Andrx invests in taxable and tax free investment grade interest bearing securities.

     Interest expense was $735,000 in the 2000 Period, resulting from borrowings from the Company's bank loan, which was terminated in December 2000.

     In the 2001 Period, Andrx provided $31.1 million, or 31%, of income before income taxes. Andrx provided for income taxes at less than the expected annual effective Federal statutory rate of 35% primarily due to Andrx's ability to utilize Cybear's losses after the Reorganization, offset by the effect of state income taxes. For the 2000 Period, Andrx provided $30.8 million for income taxes, or 34%, of income before income taxes. Andrx provided for income taxes at less than the expected annual effective Federal statutory rate of 35% primarily due to Andrx's ability to utilize Cybear's losses after the Reorganization, offset by the effect of the state income taxes. In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. See Note 4 of Notes to Unaudited Consolidated Financial Statements. Applying the pro rata method for the 2001 Period and the 2000 Period would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $5.8 million and approximately $3.7 million, respectively.

Liquidity and Capital Resources

     As of September 30, 2001, Andrx had $299.9 million in cash, cash equivalents and investments available-for-sale, and $456.2 million of working capital.

     Net cash provided by operating activities was $72.3 million in the 2001 Period, as compared to $63.5 million in the 2000 Period. The 2001 Period includes net income of $68.6 million; income tax benefits related to exercises of stock options of $13.2 million, increases in accounts payable and accrued and other liabilities of $41.5 million, and $12.7 million in income taxes payable; offset by an increase of $42.6 million in accounts receivable, net and $30.1 million in inventories. In addition, the 2001 Period includes $9.4 million of depreciation and amortization. In comparison, the 2000 Period includes net income of $60.0 million, income tax benefits related to exercises of stock options of $18.0 million, decreases in accounts receivable, net, of $2.5 million, prepaid and other assets of $2.3 million, offset by decreases in accounts payable and accrued and other liabilities of $8.1 million and income taxes payable of $15.7 million. In addition, the 2000 Period includes $4.1 million of depreciation and amortization.

     Net cash used in investing activities was $71.1 million in the 2001 Period,
as compared to $176.2 million in the 2000 Period.   In the 2001 Period, Andrx
acquired $50.5 million of property, plant and equipment; CTEX, net of cash acquired, for $11.0 million; certain assets of Armstrong for $18.1 million; the Entex brand product line for $14.7 million, and the marketing rights of the Anexsia brand product line for $2.0 million, offset by the maturity of investments available-for-sale, net, of $25.2 million. In the 2000 Period, Andrx purchased investments available-for-sale, net of $133.1 million; property, plant and equipment of $27.9 million; and certain assets of Valmed, net of cash acquired of $15.2 million.

     Net cash provided by financing activities was $3.4 million in the 2001 Period, as compared to $221.7 million in the 2000 Period. Net cash provided by financing activities in the 2001 Period consisted primarily of $7.1 million in proceeds from the issuance of shares of Andrx common stock upon the exercises of stock options, offset by $3.7 million in loans to the former CTEX shareholders. Net cash provided by financing activities for the 2000 Period consisted of $235.8 million in proceeds from the public share offering of Andrx common stock, and $6.1 million in proceeds from the issuance of shares of Andrx common stock upon exercises of stock options, offset by repayments under Andrx's bank loan of $20.2 million.

     For the year ending December 31, 2001, Andrx expects to incur approximately $55 million in research and development expenses related to Andrx's continued commercialization efforts in its bioequivalent (ANDA) and brand name (NDA) development programs. Andrx's NDA program, includes Altocor, a high-potency extended-release lovastatin, currently filed with the FDA; Metformin XT, which completed Phase III NDA clinical trials, which Andrx expects to file a NDA with the FDA in 2002; and lovastatin, indicated for Alzheimer's Disease, currently in Phase II clinical studies. Additionally, for the year ending December 31, 2001, Andrx expects to continue to significantly increase selling, general, and administrative expenses which includes its current brand sales force of approximately 300 as of September 30, 2001, which currently markets Andrx's brand products including the CTEX, Entex and Anexsia product lines. Andrx plans to increase its sales force to approximately 500 by the first half of 2002, when it expects to launch Altocor, its first internally developed NDA product. Additionally, Andrx continues to evaluate acquisitions of additional products and the potential of entering into co-promotion arrangements.

     Legal tactics and other external factors could continue to temporarily delay the launch of the Company's bioequivalent versions of Glucophage, Tiazac and Naprelan and, despite renewed court activity aimed at ending ongoing infringement litigation and bringing a generic version of Prilosec to market as soon as possible, it is unlikely that the Company will risk launching that product in the fourth quarter of 2001. The Company is also facing a changing competitive environment for Ventolin (albuterol metered dose inhalers). Rather than focusing on short-term results, Andrx will continue to invest in research and development and build a brand business with a 500 person national sales force by the first half of 2002, when it expects to launch Altocor, its first internally developed brand product. This long-term commitment is further evidenced by the termination of the Geneva agreement, whereby in relinquishing $3 million in quarterly revenue, Andrx reacquired certain marketing rights, and thus now has exclusive worldwide marketing rights for its Metformin XT and
Altocor brand products.   These growth initiatives, if not offset by new product
launches, will put pressure on near-term earnings and therefore, Andrx anticipates that future earnings will be lower than the 2001 Quarter's financial results. In the fourth quarter of 2001, the Company anticipates a decrease in sales of albuterol. Additionally, revenues will not include $3 million per quarter from Geneva due to the termination of the agreement. Andrx also anticipates increases, as compared to the 2001 Quarter in research and development, and selling, general and administrative expenses related to growth in its brand business and increases in legal expenses preparing for, and engaging in, its scheduled December 6, 2001 Prilosec trial.

     Andrx anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future.

CYBEAR GROUP

Results of Operations

2001 Quarter, As Compared To The 2000 Quarter

     For the 2001 Quarter, Cybear generated a net loss of $14.6 million, as compared to a net loss of $8.5 million for the 2000 Quarter.

     Cybear recorded total revenues of $3.0 million in the 2001 Quarter, an increase of approximately $580,000, as compared to revenues of $2.4 million in the 2000 Quarter.

     Revenues in the 2001 Quarter included total Cybearclub revenues of $977,000, compared to total Cybearclub revenues of $2.1 million for the 2000 Quarter. Cybearclub is Cybear's joint venture with Andrx intended to distribute healthcare products to physicians through the Internet. Under this joint venture, Cybearclub utilized Andrx telemarketers to transition Andrx customers, as well as new physician customers, to place orders with Cybearclub over the Internet. As a result of an amendment to the joint venture agreement, beginning October 9, 2000, Cybearclub revenues consist of physician Internet sales entered by physician offices on the Internet and do not include revenues procured by Andrx telemarketers, which are recorded by Andrx. Cybearclub's $977,000 in revenues for the 2001 Quarter represented physician Internet sales, reported as "Cybearclub LC Internet product sales". For the 2000 Quarter, total Cybearclub revenues were $2.1 million which consisted of $385,000 representing physician Internet sales reported as "Cybearclub LC Internet product sales", and $1.7 million representing orders procured by Andrx telemarketers and entered by Cybear employees over the Internet on behalf of customers reported as "Cybearclub LC telemarketing product sales".

     Cybear generated $194,000 of other product sales in the 2000 Quarter.

     Cybear generated $875,000 in revenues associated with its Web development, hosting and other services for the 2001 Quarter, as compared to $71,000 for the comparable 2000 Quarter. The increase in web development, hosting and other services for the 2001 Quarter was primarily associated with the Mediconsult operations as well as an increase in the product offerings available to and utilized by Cybear's customer base.

     Subscription revenues from Dr. Cybear were $140,000 for the 2001 Quarter,
as compared to $35,000 for the 2000 Quarter.   The increase in subscription
revenue was primarily due to an increase in the number of subscribers utilizing the Dr. Cybear product.

     Other revenues consist of $983,000 for the 2001 Quarter associated with the early termination of a contract by a customer during the 2001 Quarter.

     Gross profit from Cybearclub LC Internet product sales was $64,000 with a gross margin of 6.6% in the 2001 Quarter. Gross profit from total Cybearclub sales and other product sales was $161,000 with a gross margin of 7.0% for the 2000 Quarter.

     Network operations and support costs were $1.2 million in the 2001 Quarter, as compared to $1.1 million in the 2000 Quarter. Network operations and support costs consist of personnel and related costs associated with operating the network operations center and providing customer support, as well as telecommunications and maintenance services on computer hardware and software. The increase in network operations and support costs was primarily due to the Mediconsult operations, offset by reductions in personnel costs.

     Product development costs were $1.2 million in the 2001 Quarter, as compared to $727,000 in the 2000 Quarter. The increase in product development costs reflects the growth of the business and expansion of Cybear's development activities relating to the electronic prescription and laboratory products.

     Selling, general and administrative expenses were $2.1 million in the 2001 Quarter, as compared to $1.8 million for the 2000 Quarter. Selling, general and administrative expenses consists primarily of salaries and personnel related expenses for the sales, executive and administrative functions, consulting and advertising fees, office lease expenses and professional fees. The increase in selling, general and administrative expenses was primarily the result of expenses associated with the Mediconsult operations, which were acquired in April 2001.

     Depreciation and amortization expense was $1.8 million in the 2001 Quarter, as compared to $1.2 million in the 2000 Quarter. The increase in depreciation and amortization in the 2001 Quarter resulted primarily from amortization on $11.7 million of goodwill established as a result of the acquisition of Mediconsult in April 2001 and $10.4 million of goodwill established from the September 2000 Reorganization.

     Non-recurring expenses were $10.4 million in the 2001 Quarter, as compared to $4.3 million in the 2000 Quarter. The 2001 Quarter includes other non-recurring expenses of $9.3 million associated with the write-off of the remaining net goodwill created in the September 2000 Reorganization. Such write-off was the result of an evaluation of the Reorganization goodwill giving consideration to, among other things, changes in Cybear's business that have occurred subsequent to the Reorganization. As a result, management believes the future benefits previously associated with the Reorganization goodwill no longer exist. The 2001 Quarter also includes other non-recurring expenses of $1.1 million associated with an estimated loss that Cybear expects to incur in subleasing a portion of its headquarters in Boca Raton, Florida. The 2000 Quarter includes $4.0 million consisting of severance costs, impairment charges to certain assets and costs incurred to terminate an agreement and $317,000 in merger costs associated with the Reorganization.

     Cybear earned interest income of $99,000 for the 2001 Quarter, as compared to $455,000 for the 2000 Quarter. Such interest income was generated primarily from the investment of the net proceeds raised in the Cybear Inc. June
1999 public offering of Cybear common stock and from convertible notes receivable. Cybear invests in investment grade interest bearing securities.

     In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. See Note 4 of Notes to Unaudited Consolidated Financial Statements. If the separate return method of accounting for income taxes had been utilized prior to the Reorganization, there would have been no change to income taxes for the 2000 Quarter. Conversely, applying the pro rata method for the 2001 Quarter and 2000 Quarter would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $2.3 million and $3.7 million, respectively.

     2001 Period, As Compared To The 2000 Period

     For the 2001 Period, Cybear generated a net loss of $27.6 million, as compared to a net loss of $20.3 million for the 2000 Period.

     Cybear recorded total revenues of $7.0 million in the 2001 Period, an increase of approximately $3.2 million as compared to total revenues of $3.9 million in the 2000 Period.

     Revenues in the 2001 Period included total Cybearclub revenues of $3.0 million, compared to total Cybearclub revenues of $3.3 million for the 2000
Period.   Under this joint venture, Cybearclub utilized Andrx telemarketers to transition Andrx customers, as well as new physician customers, to place orders with Cybearclub over the Internet. As a result of an amendment to the joint venture agreement, beginning October 9, 2000, Cybearclub revenues consist of physician Internet sales entered by physician offices on the Internet and do not include revenues procured by Andrx telemarketers which are recorded by Andrx. Cybearclub's $3.0 million in revenues for the 2001 Period represented physician Internet sales, reported as "Cybearclub LC Internet product sales". For the 2000 Period, total Cybearclub revenues were $3.3 million consisting of $711,000 representing physician Internet sales reported as "Cybearclub LC Internet product sales", and $2.6 million representing orders procured by Andrx telemarketers and entered by Cybear employees over the Internet on behalf of customers reported as "Cybearclub LC telemarketing product sales".

     Cybear generated $321,000 of other product sales in the 2000 period.

     Cybear generated $2.6 million in revenues associated with its Web development, hosting and other services for the 2001 Period, as compared to $207,000 to the 2000 Period. The increase in web development, hosting and other services for the 2001 Period was primarily associated with the Mediconsult operations as well as an increase in the product offerings available to and utilized by Cybear's customer base.

     Subscription revenues from Dr. Cybear were $416,000 for the 2001 Period, as compared to $43,000 for the 2000 Period. The increase in subscription revenues was primarily due to an increase in the number of subscribers utilizing the Dr. Cybear product.

     Other revenues consist of $983,000 for the 2001 Period associated with the early termination of a contract by a customer during the 2001 Period.

     Gross profit from Cybearclub LC Internet product sales was $189,000 with a gross margin of 6.3% in the 2001 Period. Gross profit from total Cybearclub sales and other product sales was $188,000 with a gross margin of 5.2% for the 2000 Period.

     Network operations and support costs were $4.4 million in the 2001 Period, as compared to $3.3 million in the 2000 Period. Network operations and support costs consist of personnel and related costs associated with operating the network operations center and providing customer support, telecommunications and maintenance services on computer hardware and software. The increase in network operations and support costs was primarily associated with the Mediconsult operations, offset by reductions in personnel costs.

     Product development costs were $4.0 million in the 2001 Period, as compared to $2.5 million in the 2000 Period. The increase in product development costs reflects the growth of the business and expansion of Cybear's development activities relating to electronic prescription and laboratory products.

     Selling, general and administrative expenses were $5.4 million in the 2001 Period, as compared to $6.7 million in the 2000 Period. Selling, general and administrative expenses consist primarily of salaries and personnel related expenses for the sales, executive and administrative functions, consulting and advertising fees, office lease expenses and professional fees. The decrease in such expenses, is primarily the result of reductions in personnel costs offset by expenses associated with the Mediconsult operations, which were acquired in April 2001.

     Depreciation and amortization expense was $6.1 million in the 2001 Period, as compared to $2.6 million in the 2000 Period. The increase in depreciation and amortization in the 2001 Period resulted primarily from amortization on $11.7 million of goodwill established as a result of the acquisition of Mediconsult in April 2001 and amortization on $10.4 million of goodwill established from the September 2000 Reorganization.

     Non-recurring expenses were $12.4 million in the 2001 Period, as compared to $7.2 million in the 2000 Period. The 2001 Period results include other non-recurring expenses of $12.4 million associated with the write-off of the remaining net goodwill of $11.3 million created in the Reorganization in September 2000 and the acquisition of Telegraph in 1999 as well as $1.1 million in expenses associated with an estimated loss that Cybear expects to incur in subleasing a portion of its headquarters in Boca Ration, Florida. The 2000 Period results include $1.2 million in merger costs associated with the Reorganization and $6.0 million in other non-recurring charges consisting of severance costs, impairment charges to certain assets and costs incurred to terminate an agreement.

     Cybear earned interest income of $406,000 for the 2001 Period, as compared to $1.5 million for the 2000 Period. Such interest income was generated primarily from the investment of the net proceeds raised in the Cybear Inc. June 1999 public offering and from convertible notes receivable. Cybear invests in investment grade interest bearing securities.

     In connection with the September 2000 Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. See
Note 4 of Notes to Unaudited Consolidated Financial Statements. If the separate return method of accounting for income taxes had been utilized prior to the Reorganization, there would have been no change to income taxes for the 2000 Period. Conversely, applying the pro rata method for the 2001 Period and 2000 Period would have resulted in income tax benefit allocations from Andrx to Cybear of approximately $5.8 million and $3.7 million, respectively.

Liquidity and Capital Resources


     As of September 30, 2001, Cybear had approximately $3.9 million in cash, cash equivalents and investments available-for-sale and a working capital deficiency of $2.0 million.

     Net cash used in operating activities was $9.7 million for the 2001
Period, as compared to $12.7 million for the 2000 Period. The 2001 Period includes a net loss of $27.6 million, which included non-cash goodwill write-off charges of $9.3 million associated with the September 2000 Reorganization and $2.0 million associated with the acquisition of Telegraph, a non-cash charge of $1.1 million associated with the estimated loss on the sublease of Cybear's headquarters in Boca Raton, Florida and depreciation and amortization expense of $6.1 million. Net cash flows used in operations includes a decrease in accounts payable and accrued and other liabilities of $1.8 million, offset by a decrease
in prepaid and other assets of $1.3 million.   The 2000 Period includes a net
loss of $20.3 million, which included depreciation and amortization expense of $2.6 million and decreases to prepaid and other assets of $6.1 million, offset by increases in accounts receivable of $1.5 million.

     Net cash provided by investing activities was $6.6 million in the 2001 Period, as compared to $4.2 million in the 2000 Period. In the 2001 Period, net cash flows resulted primarily from the maturity of $10.0 million of investments available-for-sale, net, offset by cash payments of $3.2 million used in the acquisition of Mediconsult, including advances. In the 2000 Period, Cybear received net proceeds of $11.9 million from maturities of investments available-for-sale, net, funded a $4.0 million convertible note from AHT Corporation, and purchased $3.7 million of property and equipment.

     Net cash provided by financing activities in the 2001 Period was $190,000, as compared to $321,000 in the 2000 period. The 2001 Period financing activities reflect a capital contribution from Andrx relating to utilization of certain tax benefits. The 2000 period financing activities reflect proceeds of $321,000 from the issuance of shares of Cybear common stock upon the exercise of stock options.

     In March 2001, Andrx Corporation agreed to furnish Cybear with a $12.0 million line of credit. The line of credit provides Cybear with the ability to begin drawing cash once Cybear's cash balance falls below $3.0 million. Drawings will be subject to various financial and non-financial covenants, will bear interest at a rate equal to prime plus 1% or Andrx Corporation's cost of borrowing, whichever is greater, and is payable upon the expiration of the line of credit on March 31, 2004 or the occurrence of other certain events. As of September 30, 2001, Cybear has not drawn against the line of credit.

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

     Cybear believes that its existing capital resources, including the $12.0 million line of credit from Andrx, will be sufficient to enable it to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. Cybear expects negative cash flows and net losses to continue for the foreseeable future. Cybear may need to raise additional capital through public or private debt or equity financing or through funding from Andrx. Additional funding, whether obtained through a public or private debt or equity financing or from Andrx, may not be available when required or may not be available on terms favorable to Cybear, if at all.

                       ANDRX CORPORATION AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS

        See Note 11 to the "Notes to Unaudited Consolidated Financial Statements of Andrx Corporation" included in Part 1 Item 1 of this report.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

10.59     Termination Agreement with Geneva Pharmaceuticals, Inc.(*)

10.60 Employment Agreement between the Registrant and Scott Lodin, Executive Vice President and General Counsel

10.61 Employment Agreement between the Registrant and Angelo C. Malahias, Vice President and Chief Financial Officer

10.62 Separation Agreement between the Registrant and Chih Ming Chen, Ph.D., Chief Scientific Officer

10.63 Separation Agreement between the Registrant and Alan P. Cohen, Chief Executive Officer

(*) A request for confidential treatment has been made for portions of this exhibit.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 2001

                                By: /s/ Elliot F. Hahn, Ph. D.

                                __________________________________
                                Elliot F. Hahn
                                Chief Executive Officer, President and Director (Principal Executive Officer)


                                By: /s/ Angelo C. Malahias

                                __________________________________
                                Angelo C. Malahias
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                 Exhibit Index

Ex #                          Exhibit Description


10.59     Termination Agreement with Geneva Pharmaceuticals, Inc. (*)

10.60 Employment Agreement between the Registrant and Scott Lodin, Executive Vice President and General Counsel

10.61 Employment Agreement between the Registrant and Angelo C. Malahias, Vice President and Chief Financial Officer

10.62 Separation Agreement between the Registrant and Chih Ming Chen, Ph.D., Chief Scientific Officer

10.63 Separation Agreement between the Registrant and Alan P. Cohen, Chief Executive Officer

(*) A request for confidential treatment has been made for portions of this exhibit.