Form 10-K
period 2001-12-31
ANDRX CORP /DE/
filed 2002-04-01
CIK 1123337

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to ________

                          Commission File No. 000-31475

                                ANDRX CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                   65-1013859
----------------------------------------------       --------------------------
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
              or Organization)                           Identification No.)

              4955 Orange Drive
               Davie, Florida                                   33314
----------------------------------------------       --------------------------
            (Address of Principal                            (Zip Code)
              Executive Offices)

                                 (954) 584-0300
                             ----------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
         Andrx Corporation - Andrx Group common stock, $0.001 par value
        Andrx Corporation - Cybear Group common stock, $0.001 par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 25, 2002, the aggregate market values of Andrx Group common stock and the Cybear Group common stock held by non-affiliates (based on the closing price on such date as reported on the Nasdaq National Market) were $2.6 billion and $2.7 million, respectively. There were 70,589,457 shares of Andrx Group common stock outstanding and 6,742,694 shares of Cybear Group common stock outstanding as of March 25, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                           FORWARD LOOKING STATEMENTS

         Andrx Corporation cautions readers that certain important factors may affect Andrx Corporation's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of Andrx Corporation. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "to," "expect," "believe," "anticipate," "intend," "plan," "could," "would," "estimate," or "continue," or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties. Andrx common stock and Cybear common stock are classes of common stock of Andrx Corporation, therefore Andrx and Cybear stockholders are subject to the risks and uncertainties described in Andrx Corporation's filings with the U.S. Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         On September 7, 2000, Andrx Corporation completed a reorganization whereby it acquired the outstanding equity of its Cybear Inc. subsidiary that it did not own, reincorporated in Delaware, and created two new classes of common stock:

         - Andrx common stock, to track the performance of the Andrx Group, which includes Andrx Corporation and its subsidiaries, other than its ownership of the Cybear Group; and

         -        Cybear common stock, to track the performance of the Cybear
                  Group.

         Cybear Group currently includes (i) Cybear Inc. and its subsidiaries,
(ii) certain potential future Internet businesses of Andrx Corporation, (iii) effective November 22, 2000, AHT Corporation, and (iv) effective April 2, 2001, Mediconsult.com, Inc. and its subsidiaries.

         In connection with the reorganization, Andrx shareholders exchanged each share of common stock held for one share of Andrx common stock and .0372 shares of Cybear common stock and Cybear stockholders, other than Andrx, exchanged each share of common stock held for one share of Cybear common stock.

         On July 31, 2001, Andrx Corporation implemented a one-for-four reverse stock split of Cybear common stock whereby each four shares of existing Cybear common stock were exchanged for one share of new Cybear common stock. All share and per share amounts of Cybear common stock included herein give effect to the one-for-four reverse stock split.

         On March 28, 2002, Andrx Corporation announced its plans to convert all of the outstanding shares of Cybear common stock into shares of Andrx common stock effective May 17, 2002. Each outstanding share of Cybear common stock will be converted into 0.00964 of a share of Andrx common stock. Following the conversion, the businesses that comprise Cybear will operate within Andrx and the Andrx common stock will constitute the only outstanding common stock of Andrx Corporation. A special committee of Andrx Corporation's board of directors, which was appointed to represent the interests of the holders of the Cybear common stock, received an opinion from Raymond James & Associates, Inc. that the consideration to be received, as provided in Andrx Corporation's certificate of incorporation, is fair, from a financial point of view, to the holders of the Cybear common stock.

         The conversion ratio is based upon the relative market values of the Andrx common stock and Cybear common stock averaged over the period from February 22, 2002 through March 21, 2002. The conversion ratio includes a 25% premium on the value of the Cybear common stock, as required by the terms of Andrx Corporation's certificate of incorporation, which was approved by the Andrx and Cybear stockholders in the reorganization. The conversion is expected to result in the issuance of approximately 65,013 shares of Andrx common stock.

         As used in this Andrx Corporation Form 10-K, "Andrx Corporation" or the "Company" refers to Andrx Corporation and all of its subsidiaries taken as a whole. "Management" and "board of directors" refer to the management and board of directors of Andrx Corporation. "Andrx" refers to Andrx Corporation and all of its subsidiaries other than Cybear Inc. prior to the September 2000 reorganization and to the Andrx Group after the reorganization. "Cybear" refers to Cybear Inc. and its subsidiaries prior to the reorganization and to Cybear Group following the reorganization.

         Holders of Andrx common stock and Cybear common stock are stockholders of Andrx Corporation, have no specific rights to assets designated to Andrx or Cybear and are subject to all the risks and uncertainties of Andrx Corporation detailed herein or detailed from time to time in Andrx Corporation's filings with the Securities and Exchange Commission, or the SEC.

         This Form 10-K contains trademarks held by Andrx Corporation and those of third parties.

                                BUSINESS OF ANDRX

OVERVIEW

         Andrx commercializes controlled-release oral pharmaceuticals using its proprietary drug delivery technologies. Andrx has nine proprietary controlled-release drug delivery technologies that are patented for certain applications or for which it has filed for patent protection for certain applications. Andrx uses its proprietary drug delivery technologies and formulation skills to develop:

         - bioequivalent versions of selected controlled-release brand name pharmaceuticals; and

         - brand name controlled-release formulations of existing immediate-release or controlled-release drugs where it believes that the application of Andrx's drug delivery technologies may improve the efficacy or other characteristics of those products.

         Andrx is also developing bioequivalent versions of specialty, niche and immediate-release pharmaceutical products.

         Bioequivalent pharmaceuticals, commonly referred to as generics, are the pharmaceutical and therapeutic equivalents of brand name drugs and are usually marketed under their established nonproprietary drug names rather than by a brand name. Controlled-release drug delivery technologies generally provide more consistent and appropriate drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects by releasing drug dosages at specific times and in specific locations in the body. These technologies also allow for the development of "patient friendly" dosage forms, which reduce the number of times a drug must be taken, thus improving patient compliance.

         Andrx currently manufactures and sells internally developed products, including Cartia XT(R), Diltia XT(R), Ketroprofen(R) Extended Release and Metformin IR(R), respectively, the bioequivalent versions of Cardizem(R) CD, Dilacor XR(R), Oruvail(R) and Glucophage(R). Andrx also sells other bioequivalent and brand products which it acquires from third parties.

         Through its distribution operations, Andrx primarily sells bioequivalent drugs manufactured by third parties primarily to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and physicians' offices. These operations are also used for the marketing of Andrx's and its collaborative partners' products.

BUSINESS STRATEGY

         Andrx intends to grow its business primarily through internal research and development and sales and marketing efforts, but will also evaluate strategic alliances and acquisitions. Andrx believes that this strategy will allow it to expand both its branded and bioequivalent product offerings and distribution operations.

         Research and Development

         Andrx's internal research and development efforts are focused on developing bioequivalent and branded products using its proprietary drug delivery technologies and specialty, niche and immediate-release products. For the fiscal years ended 2001, 2000 and 1999, total research and development expenses were approximately $52.8 million, $45.5 million and $25.3 million, respectively. Andrx anticipates that research and development expenses will increase to approximately $55 million during fiscal 2002, due to continued spending in research and development of bioequivalent and brand products. Research and development expenses will be periodically evaluated throughout 2002 to take into consideration, among other things, new product launches, if any, which may include the bioequivalent versions of Wellbutrin(R), Zyban(R) and Prilosec(R). Andrx currently expects that its 2002 research and development expenses will be allocated approximately 55% to bioequivalent products and 45% to brand products.

         Strategic Acquisitions of Complementary Businesses and Products

         Andrx intends to consider and, as appropriate, acquire additional complementary businesses and brand products in the future. For example, in fiscal 2001, Andrx acquired (i) Armstrong Pharmaceuticals, which manufactures pharmaceutical aerosols, and held an approved Abbreviated New Drug Application, or ANDA, for Albuterol MDI, (ii) CTEX Pharmaceuticals, Inc., a privately owned brand pharmaceutical sales and marketing company with approximately 100 sales and marketing representatives, (iii) Mediconsult.com, Inc., which owns Physicians' Online, a leading physician Internet portal, (iv) the Entex line of cough and cold products, and (v) in-licensed the Anexsia pain product line from the pharmaceutical division of Mallinckrodt, a Tyco healthcare company.

         Strategic Alliances

         Andrx intends to consider and, as appropriate, enter into strategic alliances with other companies to, among other things, co-develop and/or manufacture and distribute various pharmaceuticals. Andrx believes that its drug delivery technologies offer potential partners with improved drug efficacy as well as with the opportunity to enhance the commercial value of their existing drug products and new drug candidates.

         Continue to Expand Distribution Operations

         Andrx intends to continue to expand its distribution operations. For the fiscal years ended 2001, 2000 and 1999, net sales from distributed products were approximately $495.2 million, $329.1 million and $262.4 million, respectively. Andrx plans to use its distribution operations for the marketing of future products. Andrx's distribution operations allow Andrx to observe and participate directly in the developments and trends in the pharmaceutical industry.

DEVELOPMENTS IN 2001

         In January 2001, Andrx completed the acquisition of CTEX Pharmaceuticals, a privately owned brand pharmaceutical sales and marketing company based in Madison, Mississippi. The purchase price of approximately $29 million consisted of $11 million in cash and 291,400 shares of Andrx common stock, valued at $18 million. The acquisition was accounted for using the purchase method of accounting.

         On March 30, 2001, Andrx acquired substantially all of the assets of Armstrong Pharmaceuticals, based in West Roxbury, Massachusetts. Armstrong manufactures pharmaceutical aerosols, principally metered dose inhalers, or MDIs, and holds an ANDA for Albuterol MDI. The purchase price was approximately $18 million in cash, subject to adjustments. The acquisition was accounted for using the purchase method of accounting.

         In April 2001, Andrx Corporation completed the acquisition of Mediconsult.com, Inc., a Delaware corporation based in Tarrytown, New York, that operates the Physicians' Online portal. In the merger, Mediconsult shares were exchanged for Cybear common stock on the basis of 0.03575 shares of Cybear common stock for each share of Mediconsult common stock, valued at $4.8 million. Mediconsult became part of the Cybear Group. The acquisition was accounted for using the purchase method of accounting.

         On June 30, 2001, Andrx purchased the Entex line of cough and cold products and related inventory from an affiliate of Elan Corporation, plc for $14.8 million and royalties on net sales.

         On July 1, 2001, Andrx entered into an eight-year agreement with Mallinckrodt for the marketing rights and supply of three hydrocodone pain products. As part of the agreement, Andrx is to pay Mallinckrodt $1.0 million upon approval of each of the products and royalties on the net sales of this product line. Andrx also agreed to pay an annual licensing fee to Mallinckrodt for use of the trade name Anexsia. Two dosage strengths are currently approved by the U.S. Food and Drug Administration, or FDA, and were launched under the newly licensed trade name Anexsia in November 2001, and the third dosage strength also to be marketed under the trade name Anexsia, which is the highest strength, is expected to be approved by FDA in 2002.

PRODUCT DEVELOPMENT AND COMMERCIALIZATION

         Research and Development Efforts

          Andrx devotes significant resources to the research and development of bioequivalent and branded products using its proprietary drug delivery technologies and specialty, niche and immediate-release products. For the fiscal years ended 2001, 2000 and 1999, total research and development expenses were approximately $52.8 million, $45.5 million and $25.3 million, respectively. Research and development expenses for bioequivalent development activities include personnel costs, overhead costs, costs paid to third party contract research organizations for conducting bioequivalence studies and costs for raw materials used in developing the products. Brand research and development expenses include personnel costs, overhead, and costs of raw materials, but primarily include the cost of third party clinical research organizations that are responsible for conducting the clinical trials required to support a product application with FDA. Andrx anticipates that research and development expenses will increase to approximately $55.0 million during fiscal 2002, due to continued spending in research and development of bioequivalent and brand products. Research and development expenses will be periodically evaluated throughout 2002 to take into consideration, among other things, new product launches, if any, which may include the bioequivalent versions of Wellbutrin, Zyban and Prilosec. Andrx currently expects that its 2002 research and development expenses will be allocated approximately 55% to bioequivalent products and 45% to brand products.

         Andrx's research and development strategy focuses on:

                  -        the development of drug delivery technologies;

                  - the application of Andrx's drug delivery technologies to the research and development of selected bioequivalent versions of controlled-release brand name pharmaceuticals;

                  - the application of Andrx's drug delivery technologies to the research and development of brand name controlled-release formulations of existing immediate-release or controlled-release drugs; and

                  - the research and development of bioequivalent versions of specialty, niche and immediate-release pharmaceuticals.

         Bioequivalent Controlled-Release Pharmaceuticals

         Andrx applies its proprietary drug delivery technologies and formulation skills to develop bioequivalent versions of selected controlled-release brand name pharmaceuticals. Specifically, Andrx applies its proprietary processes and formulations to develop a product that will reproduce the brand product's physiological characteristics but not infringe upon the patents of the owner of the brand's new drug application, or NDA, or other innovator. In connection with this process, Andrx conducts studies to establish that its product is bioequivalent to the brand product, and obtains legal advice that its products do not infringe the NDA owner's or the innovator's patents or that such patents are invalid or unenforceable. As required by the Drug Price Competition and Patent Restoration Act of 1984, known as the Waxman-Hatch Amendments, Andrx then assembles and submits an Abbreviated New Drug Application, or ANDA, to FDA for review. If Andrx believes that its product does not infringe a patent associated with the brand product which has been listed in FDA's Approved Drug Products with Therapeutic Equivalence Evaluation Book, commonly referred to as the "Orange Book," or that such patent is invalid or unenforceable, Andrx is required to make such a certification. This is called a Paragraph IV certification.

         Once Andrx's ANDA is accepted for filing by FDA, Andrx must also send notice of a Paragraph IV certification to the NDA owner and patent holder. The NDA owner or patent holder may then initiate a legal challenge for patent infringement. If they do so within 45 days of their receipt of notice of Andrx's Paragraph IV certification, that ensuing lawsuit will automatically prevent FDA from approving Andrx's ANDA until the earlier of 30 months, expiration of the patent, or when the infringement case is decided in Andrx's favor. Brand name companies may obtain additional patents after an ANDA has been filed, but before it has received final marketing approval, which may result in a new legal challenge and may require the submission of a new Paragraph IV certification and trigger a new notice and waiting period requirements. Thus, the developer of bioequivalent products may invest a significant amount of time and expense in the development of these products only to be subject to significant delay and the uncertain results of patent litigation before its products may be commercialized. Additionally, brand companies may attempt to, among other things, offer their products over-the-counter, switch patients to other products they are promoting, obtain additional exclusivities under the law, and otherwise delay the advent of generic competition for their products or otherwise reduce the amount of revenue that can be generated by bioequivalent versions of their products.

         The Waxman-Hatch Amendments also provide an economic incentive for the early development of bioequivalent pharmaceuticals. The developer of a bioequivalent product having the first ANDA containing a Paragraph IV certification accepted for filing by FDA is awarded a 180-day period of marketing exclusivity against other companies that subsequently file ANDAs containing Paragraph IV certifications for the same drug. This marketing exclusivity begins with the commercial marketing of the product, a court determination that the relevant patents are invalid, unenforceable or not infringed or upon the occurrence of certain other events. A court decision triggering the 180-day period can occur either in litigation involving the first Paragraph IV filer or a subsequent filer. Until the first developer's 180-day period of marketing exclusivity has expired or has been waived, FDA may not approve the marketing of another ANDA containing a Paragraph IV certification for that same product.

         Andrx believes this period of marketing exclusivity provides an opportunity for the successful patent challenger to build its market share, to recoup the expense of the lawsuit and to realize greater profit margins. In addition, once that exclusivity period has lapsed, Andrx believes that the marketer of the first commercialized product may more effectively defend its market share position against future competition. Andrx's ability to secure the benefit of this exclusivity period, however, depends on a variety of factors beyond Andrx's control, such as whether the brand product is marketed either before or during such exclusivity period as a bioequivalent version, the relative dates of filing of ANDAs, the speed and results of litigation involving other ANDA filers, and proposed changes or litigation resulting in changes in FDA regulations which may, for certain ANDA filings, decrease the value of the exclusivity period, as described in "Government Regulation-ANDA Process." Therefore, even if Andrx qualifies for this market exclusivity for a particular product, Andrx may not be able to benefit from some or any of the 180-day period.

         Andrx has been sued for patent infringement on many of the products for which Andrx has filed ANDAs. See "Patent Litigation and Proprietary Rights" for a discussion of this litigation.

         Andrx or one of its collaborative partners, from time to time, files or may file ANDA's that may not include Paragraph IV certifications.

         Andrx manufactures and sells bioequivalent versions of the following products that it has developed:

Dilacor XR                 In October 1997, Andrx received FDA approval and
                           commenced selling Diltia XT, its bioequivalent version of Dilacor XR. Dilacor XR is used for the treatment of hypertension and chronic stable angina and is currently being marketed by Watson
                           Pharmaceuticals, Inc. Andrx's marketing exclusivity expired in April 1998. Besides Andrx, there currently are three competitors for this bioequivalent product.

Cardizem CD                In July 1998, Andrx received FDA approval to sell its
                           bioequivalent version of Cardizem CD. Cardizem CD is used for the treatment of hypertension and chronic stable angina and was being marketed by Aventis S.A., formerly Hoechst Marion Roussel, Inc., until January
                           2000 when Biovail Corporation acquired the rights to Cardizem CD and is now marketing Cardizem CD.
                           Although approved by FDA, Andrx did not market this product due to the then pending patent infringement litigation against Andrx with respect to this product. In June 1999, the litigation was settled and Andrx commenced selling Cartia XT, a reformulated version of Andrx's bioequivalent version of Cardizem
                           CD. Andrx's marketing exclusivity expired on December
                           19, 1999 and besides Andrx, there are currently two competitors for this bioequivalent product.

Glucophage                 In January 2002, Andrx received FDA approval and
                           commenced selling Metformin IR, its bioequivalent version of Glucophage. Glucophage is used in the management of Type 2 diabetes and is currently being marketed by Bristol-Myers Squibb. Besides Andrx, there are currently approximately 13 competitors for this bioequivalent product.

Oruvail In March 1999, ANCIRC received FDA approval to sell its bioequivalent version of Oruvail. Oruvail is used for the treatment of patients with rheumatoid arthritis and osteoarthritis. This product is part of ANCIRC, Andrx's joint venture with Watson Pharmaceuticals, Inc. Besides Andrx, there are currently two competitors for this bioequivalent product.

         Andrx also sells a bioequivalent version of Trental(R). Trental is used for the treatment of intermittent claudication. This product is part of ANCIRC, and is manufactured by Watson.

         Andrx also manufactures and sells an Albuterol MDI, a bioequivalent version of Ventolin. Ventolin is used to treat asthma and is currently being marketed by Glaxo SmithKline. Andrx acquired this product in March 2001. Besides Andrx, there are currently four competitors of this bioequivalent product.

         Andrx received final marketing approval for its bioequivalent version of Lodine(R) XL in November 2001, and is currently evaluating, when and if, to begin marketing this product. Lodine XL is used to treat both osteoarthritis and rheumatoid arthritis and is currently being marketed by Wyeth. There are currently two competitors of this bioequivalent product, and the potential market for the Andrx product may not warrant its launch.

         The Andrx bioequivalent products described above are sold principally through an internal sales team primarily to warehousing pharmacy chains, wholesalers and large managed care customers. This sales effort is complimented by Andrx's distribution operation which distributes Andrx's and other bioequivalent manufacturers' products primarily to independent pharmacies, non-warehousing pharmacy chains and buying groups. Securing and maintaining these customers for bioequivalent products is highly competitive, and significant price declines often result from current and/or new competitors attempting to obtain market share. Moreover, as a few warehousing pharmacy chains, wholesalers, and managed care customers control a large share of this market, Andrx's business may be adversely affected by the loss of any of its customers. In an effort to reduce this risk, Andrx has entered into long-term supply arrangements with some of these customers for certain of its products.

         Since the launch of Andrx's bioequivalent versions of Dilacor XR in 1997 and Cardizem CD in 1999, each with 180-days of marketing exclusivity, there have only been three and two additional bioequivalent competitors, respectively, for each of the products. As a result, these products continue to generate significant sales and significantly contribute to Andrx's overall profitability. If these Andrx products and particularly Andrx's bioequivalent version of Cardizem CD were to experience increased competition from existing and/or new competitors with accompanying price reductions and/or reduced market shares, Andrx's operating results would be significantly adversely affected.

Andrx has 26 ANDAs pending at FDA, including the following bioequivalent versions of:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           FDA 180-DAY               U.S. ESTIMATED
BRAND                                                           PATENT INFRINGEMENT        EXCLUSIVITY               BRAND SALES
NAME          BRAND HOLDER          FDA APPROVAL STATUS          LITIGATION STATUS         PERIOD STATUS             2001 ($) (1)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Prilosec      AstraZeneca plc       Final FDA approval          Patent infringement suit   Co-exclusivity on 10mg    $4.6 billion
                                    received in November 2001   on-going against Andrx.    and 20mg.                 (3)
                                                                                           Exclusivity on 40mg.
                                                                                           (2)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Naprelan(R)   Elan Corporation      Tentative FDA approval      Patent infringement suit   No. (4)                   $31 million
              plc                   received in July 2001.      on-going against Andrx.
                                    Final approval awaiting     Favorable lower court
                                    expiration of exclusivity   decision received. Elan
                                    rights, if any, in favor    has requested that
                                    of first ANDA filer.        the lower court to
                                                                reconsider and reverse
                                                                its ruling.
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Tiazac(R)     Biovail Corporation,  Tentative FDA approval      Patent infringement suit   Yes. (2)                  $275 million
              but marketed          received in September       on-going against Andrx.                              (3)
              by Forest             2000.  Final approval       Tentative settlement
              Laboratories, Inc.    requires that Andrx         achieved.
                                    satisfactorily respond to
                                    certain issues
                                    subsequently raised by
                                    FDA.
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Wellbutrin    Glaxo SmithKline      FDA accepted ANDA for       Patent infringement suit   Yes on 150mg strength.  $1.1 billion
SR                                  review in August 1999.      on-going against Andrx.    Unsure on other mg
                                                                Favorable lower court      strength. (2)
                                                                decision received.
                                                                Glaxo has appealed.
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Zyban         Glaxo SmithKline      FDA accepted ANDA for       Patent infringement suit   Yes. (2)                   $93 million
                                    review in August 1999.      on-going against Andrx.
                                                                Favorable lower court
                                                                decision received.
                                                                Glaxo has appealed.
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
K-Dur(R)      Schering-Plough       FDA accepted ANDA for       None.                      No. However, the          (5)
              Corporation           review in May 1999.                                    180-day marketing
                                                                                           exclusivity for the
                                                                                           first ANDA filer has
                                                                                           expired.
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Claritin      Schering-Plough       FDA accepted ANDA for       Patent infringement suit   Yes. (2)                  $526 million
D-24(R)       Corporation           review in December 1999.    on-going against Andrx.                              (6)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Depakote(R)   Abbott Laboratories   FDA accepted ANDA for       Patent infringement suit   No. (4)                   $852 million
              Inc.                  review in December 1999.    on-going against Andrx,
                                    FDA determined that the     but on "hold", pending
                                    active ingredient in        resolution of FDA issues.
                                    Andrx's bioequivalent
                                    version of Depakote is
                                    not identical to the
                                    active ingredient in
                                    Depakote.  Andrx has
                                    requested a written
                                    explanation of FDA's
                                    decision and intends
                                    to appeal an adverse
                                    conclusion.
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           FDA 180-DAY               U.S. ESTIMATED
BRAND                                                           PATENT INFRINGEMENT        EXCLUSIVITY               BRAND SALES
NAME          BRAND HOLDER          FDA APPROVAL STATUS          LITIGATION STATUS         PERIOD STATUS             2001 ($) (1)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Procardia(R)  Pfizer, Inc.          FDA accepted ANDA for       A patent infringement      No.                       (3)(5)
XL                                  review in August 2000.      suit was commenced and
                                                                settled.
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Caliritin     Schering-Plough       FDA accepted ANDA for       Patent infringement suit   Yes. (2)                  $331 million
Reditabs(R)   Corporation           review in September 2000.   on-going against Andrx.                              (6)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Accupril(R)   Pfizer, Inc.          FDA accepted ANDA for       No patent infringement     No.                       $440 million
                                    review in December 2000.    suit has been commenced
                                                                against Andrx.
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Paxil(R)      Glaxo SmithKline      FDA accepted ANDA for       Patent infringement suit   No.                       $2.1 billion
                                    review in April 2001.       on-going against Andrx.
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Claritin      Schering-Plough       FDA accepted ANDA for       Patent infringement suit   Yes. (2)                  $395 million
D-12(R)       Corporation           review in July 2001.        on-going against Andrx.                              (6)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Glucotrol     Pfizer, Inc.          FDA accepted ANDA for       Patent infringement suit   Yes. (2)                  $306 million
XL(R)                               review in April 2001.       on-going against Andrx.                              (3)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Glucophage    Bristol-Myers         FDA accepted ANDA for       No patent infringement     No, there are no          $223 million
XR(R)         Squibb Company        review in May 2001.         suit has been commenced    patents listed in the
                                                                against Andrx.             Orange Book.  Andrx is
                                                                                           not aware of any other
                                                                                           ANDA applicants for
                                                                                           this product.
-----------------------------------------------------------------------------------------------------------------------------------

--------------

(1) According to IMS Health Incorporated.

(2) Andrx believes its ANDA application will be granted first-filer status upon final marketing approval. FDA does not generally comment on this status.

(3) Upon commercialization, these products are potentially subject to a royalty or other payment arrangement in connection with agreements with Genpharm, counsel for Andrx, Watson, Biovail, or Pfizer (see Consolidated Financial Statements, Note 12 with respect to Genpharm, counsel for Andrx, and Watson and
Note 17 with respect to Biovail and Pfizer). In some cases, the payment of such royalty is uncertain, as it is dependant upon certain contingencies reflected in such agreements, including receipt of regulatory approval or the waiver by Andrx of such requirement.

(4) The first ANDA filed was found to infringe the patent holder's patent.

(5) Product currently available to consumers in a bioequivalent form.

(6) Schering-Plough has announced that it is seeking FDA approval to offer its entire line of Claritin products to consumers without a prescription (i.e., over-the-counter).

         See "Patent Litigation and Proprietary Rights" for a more detailed discussion of the pending patent litigation and Andrx's and other parties' exclusivity rights.

         Bioequivalent Product Pipeline

         Andrx is continually evaluating potential bioequivalent product candidates. Such products have historically been controlled-release products utilizing Andrx's drug delivery technologies, but under appropriate circumstances, Andrx will also develop specialty, niche and immediate-release pharmaceutical products.

         Brand Name Pharmaceuticals

         Andrx is researching and developing brand name controlled-release pharmaceutical formulations by applying Andrx's proprietary drug delivery technologies to existing immediate-release and controlled-release drugs. Andrx believes that the application of Andrx's drug delivery technologies will improve the characteristics of these products, for example, by decreasing undesired side effects or reducing the frequency of administration. The results of Andrx's research and development activity may also enable Andrx to gain approval of new therapeutic indications. In selecting the product candidates, Andrx focuses on high sales volume pharmaceuticals that will lack patent protection for the active drug at the time Andrx plans to market the product. Andrx is continually evaluating potential product candidates for this program. Andrx also markets brand name immediate-release products acquired from third parties.

         Andrx formulates and develops brand name products on its own and uses contract research organizations for clinical studies, in order to facilitate development of brand name products. These potential products generally require Andrx to file an Investigational Drug Application, or IND, with FDA before commencing clinical trials and a New Drug Application, or NDA, in order to obtain FDA approval. Andrx believes that the Section 505(b)(2) NDA approval process that Andrx currently intends to utilize brand name controlled-release formulations will be simpler than that typically associated with most NDAs for new chemical entities because Andrx's development efforts involve chemical entities which have been previously approved by FDA. Andrx may receive certain marketing exclusivity rights for a controlled-release product Andrx develops in its new drug program. Conversely, marketing exclusivity rights awarded to another product may delay approval of Andrx's new drug.

         Andrx has submitted INDs for six brand products and one NDA for a brand product. Andrx's lead brand products include:

Altocor(TM)       Altocor, is a newly developed extended-release tablet form of lovastatin, that employs one of Andrx's patented drug delivery technologies (SCOT(TM)) to treat elevated cholesterol or hypercholesterolemia. Merck & Co., Inc. markets lovastatin immediate-release oral tablets under the brand name
                  Mevacor(R), and others are marketing bioequivalent versions of Mevacor. Mevacor immediate-release tablets are currently marketed in 10 mg, 20 mg and 40 mg strengths and are administered once a day. The usual recommended starting dose is 20 mg once a day. The recommended dosing range is 10 mg to 80 mg per day in one or two doses. Mevacor belongs to a class of drugs known as statins. Statin products had approximately
                  $12 billion in U.S. sales in 2001, of which Mevacor sales were approximately $220 million.

                  Andrx's patent protected tablet formulation includes 10 mg, 20 mg, 40 mg and 60 mg dosage strengths. In June 1999, Andrx initiated Phase III studies of Altocor with over 400 targeted patients in over 40 centers to further evaluate the efficacy and safety of Andrx's product. The Phase III studies were completed in November 2000. Based on the results from these studies, Altocor 60 mg compares favorably with other commonly employed starting doses of currently marketed products with respect to its ability to lower LDL ("bad cholesterol"). Andrx filed an NDA in March 2001. In January 2002, Andrx received an approvable letter from FDA for Altocor and anticipates a 2002 launch. Andrx intends to apply for approval to sell Altocor in certain countries outside of the United States.

Metformin XT(TM)  Andrx is developing Metformin XT, an oral extended-release dosage form of metformin using one of Andrx's patented drug delivery technologies (SCOT), to treat non-insulin-dependent diabetes mellitus, commonly referred to as Type 2 diabetes.

                  Bristol-Myers Squibb markets metformin as an immediate-release tablet under the brand name, and in October 2000 received FDA marketing approval for a once-a-day metformin product, Glucophage XR. Glucophage XR was granted "new dosage form" marketing exclusivity for a period of three years. There were over $5 billion of U.S. sales of glucose-lowering products in 2001 including Glucophage XR, Glucophage, Glucotrol XL(R)and Glynase(R).

                  Andrx successfully completed Phase III clinical studies of Metformin XT in the second quarter of 2001. Andrx believes that other companies may also be developing once-a-day metformin products for NDA filings. Andrx anticipates filing an NDA in 2002. Depending upon how FDA interprets the exclusivity covering Glucophage XR, the agency may not be able to approve Metformin XT for marketing until October 2003, or later, if Bristol-Myers Squibb later obtains pediatric or additional exclusivity for its product. Andrx also intends to apply for approval to sell Metformin XT in certain countries outside of the United States.

Lovastatin AD     Andrx is also conducting Phase II studies on the use of
                  Andrx's controlled-release formulation of lovastatin for the treatment of Alzheimer's disease. As the studies for this product for the Alzheimer's indication are still in its early stages, significant financial resources will be required to commercialize this product. Accordingly, this product is a likely candidate for a co-development agreement as described in the following paragraph.

         As the development and marketing processes for branded pharmaceuticals are costlier than those for its bioequivalent products, and could involve synergies with products currently being marketed or developed by other pharmaceutical companies, Andrx will, from time to time, evaluate or seek to enter into collaborative arrangements with other pharmaceutical companies to wholly or partially underwrite, assist in or undertake further research and development or commercialization of Andrx's products or products being considered for development by those companies.

         Andrx presently markets the following brand products acquired from third parties:

Entex(R) A line of cough and cold products acquired from an affiliate of Elan began marketing the product line in September 2001.

Anexsia(R)        Three hydrocodone pain products in-licensed from Mallinckrodt in July 2001, through an eight-year marketing and supply agreement. Two dosage strengths were launched in November
                  2001, and a third dosage strength is expected to be launched in 2002, following its approval by FDA.

Histex(R)         A line of cough and cold products acquired from CTEX in
                  January 2001. Andrx marketed the Histex products immediately upon their purchase.

Embrex(R)         A pre-natal vitamin acquired in the acquisition of CTEX
                  Pharmaceuticals in January 2001. Andrx marketed the Embrex product immediately upon the acquisition of CTEX
                  Pharmaceuticals.

         Brand Sales and Marketing Strategy

         Andrx has established its own sales organization and related infrastructure to support and manage Andrx's brand sales and marketing effort. Andrx, however, is also contemplating the licensing of Andrx's brand name products to other pharmaceutical companies with sales organizations sufficient to support Andrx's products, entering into co-promotion or contract sales arrangements with respect to its products, or a combination of the above. Whichever strategy or combination of strategies Andrx pursues, Andrx expects that it will have a sales organization in place when its brand name pharmaceuticals are ready to be launched. This brand sales force may be supported and supplemented by co-promotion arrangements, telemarketing and direct mail, as well as through advertising in trade publications and representation at regional and national medical conventions. As of March 2002, Andrx's brand product sales force consists of approximately 300 sales and marketing representatives. Andrx is currently considering increasing its sales force to 500 sales and marketing representatives within 18 months after the anticipated launch of Altocor and is exploring co-promotional arrangements. Andrx is also considering the acquisition of additional brand products for its sales force to promote, both while it is awaiting the launch of its internally developed brand name controlled-release pharmaceuticals and thereafter. Andrx's sales force will focus on primary-care physicians. Andrx also expects to have the ability to access doctors through Cybear's Physicians' Online web portal and other Internet applications.

ANDRX'S PROPRIETARY DRUG DELIVERY TECHNOLOGIES

         Both Andrx's bioequivalent pharmaceuticals and brand name controlled-release pharmaceuticals generally utilize Andrx's proprietary drug delivery technologies to control the release characteristics of a variety of orally administered drugs. Controlled-release products are formulations that release active drug compounds in the body gradually and predictably over a 12 or 24-hour period and therefore need be taken only once or twice daily. Controlled-release products typically provide numerous benefits over immediate-release drugs, including:

         -        greater effectiveness in the treatment of chronic conditions;

         -        reduced side effects;

         -        greater convenience (only once or twice a day); and

         - higher levels of patient compliance due to a simplified dosing schedule.

         Andrx has nine proprietary drug delivery technologies that have been patented for certain applications or for which Andrx has filed for patent protection for certain applications. Andrx has been issued or has received notices of allowances for 32 patents with respect to these technologies.

         Andrx's drug delivery technologies utilize a variety of polymers and other materials to encapsulate or entrap the active drug compound and to release the drug at varying rates at predetermined locations in the gastrointestinal tract. In applying an appropriate drug delivery technology to a particular drug candidate, Andrx considers such factors as:

         -        the desired release rates of the drug;

         -        the physio-chemical properties of the drug;

         - the physiology of the gastrointestinal tract and the manner in which the drug will be absorbed during passage through the gastrointestinal tract; and

         - the effect of food on the absorption rate and transit time of the drug.

         The following summarizes Andrx's drug delivery technologies:

Drug Delivery Technology                                Description
------------------------                                -----------
Pelletized Pulsatile Delivery System(TM)
("PPDS")                                                PPDS is designed for use with products that
                                                        require a pulsed release of the drug. This
                                                        technology uses pellets that are coated with
                                                        specific polymers and agents to control the
                                                        release rate of the microencapsulated drug.
                                                        By varying the proportion and composition of
                                                        the Polymer mixtures, the release rate of
                                                        the drug may be specifically controlled.



Single Composition Osmotic Tablet(TM) System
("SCOT")
                                                        SCOT utilizes various osmotic modulating
                                                        agents as well as polymer coatings to
                                                        provide a zero-order release of a drug (a
                                                        constant rate of release).

Solubility Modulating Hydrogel(TM)System                SMHS is designed for products utilizing a hydrogel-based
("SMHS")                                                dosage system that provides for sustained release without
                                                        the need to use special coatings or structures, which add
                                                        to the cost of  manufacturing. This technology avoids the
                                                        "initial burst effect" commonly observed with other
                                                        sustained-release hydrogel formulations.

Delayed Pulsatile Hydrogel System(TM)
("DPHS")                                                DPHS is designed for use with hydrogel
                                                        matrix products that are characterized by an
                                                        initial zero-order release of drug followed
                                                        by a rapid release. This release profile is
                                                        achieved by the blending of selected
                                                        hydrogel polymers to achieve a delayed
                                                        pulse.

Stabilized Pellet Delivery System(TM)
("SPDS")                                                SPDS is designed specifically for unstable
                                                        drugs, incorporating a pellet core of drug
                                                        and protective polymer outer layer(s).

Stabilized Tablet Delivery System(TM)
("STDS")                                                STDS employs a dual layer coating technique
                                                        that avoids the need to use a coating layer
                                                        to separate omeprazole core from the enteric
                                                        coating layer.


Granulated Modulating Hydrogel System(TM)
("GMHS")                                                GMHS incorporates hydrogel and binding
                                                        polymers with the drug, which is formed into
                                                        granules and then pressed into tablet form.

Pelletized Tablet System(TM)
("PELTAB")                                              PELTAB utilizes polymer-coated drug pellets
                                                        or drug crystals which are manufactured into
                                                        tablets. In order to provide a
                                                        controlled-release, a water insoluble
                                                        polymer is used to coat discrete drug
                                                        pellets or crystals, which then can resist
                                                        the action of fluids in the gastrointestinal
                                                        tract. This technology incorporates a strong
                                                        polymer coating enabling the coated pellets
                                                        to be compressed into tablets without
                                                        significant breakage.

Porous Tablet System(TM)
("PORTAB")                                              PORTAB is designed for controlled-release
                                                        dosage forms that utilize an osmotic core,
                                                        typically containing a water soluble drug.
                                                        The core includes a water soluble component
                                                        and a continuous polymer coating. The
                                                        purpose of the soluble agent is to expand
                                                        the core and thereby create microporous
                                                        channels through which the drug is released.

COLLABORATIVE ARRANGEMENTS

         Andrx has entered into the following collaborative arrangements:

         ANCIRC

         ANCIRC is a joint venture between Andrx and Watson Pharmaceuticals, Inc. established in 1994 for the development, manufacture and sale of up to six bioequivalent controlled-release pharmaceuticals and subsequently amended to include up to eight bioequivalent controlled-release pharmaceuticals. Capital contributions, distributions and net income or losses are allocated equally between Andrx and Watson. Capital contributions are utilized by ANCIRC to pay outside vendors, services rendered by Watson or Andrx to ANCIRC, and to purchase finished goods inventory manufactured by Watson or Andrx on ANCIRC's behalf. Andrx is currently marketing two ANCIRC products, bioequivalent versions of Trental and Oruvail. Effective November 2000, the remaining six products for which ANCIRC had not yet submitted ANDAs were removed from ANCIRC, and Andrx became solely responsible for all of the additional costs to research and develop, manufacture and sell those products. Watson became entitled to a potential royalty on net sales, based on certain conditions, from the commercialization of those products, including Andrx's ANDAs for Procardia XL and Glucotrol XL, which were accepted for filing by FDA in August 2000 and May 2001, respectively. Andrx may elect to discontinue its efforts to develop any of the remaining products at any time. The joint venture relationship for the two previously approved products, bioequivalent versions of Trental and Oruvail, is continuing except that effective November 1, 2000, the profits generated by ANCIRC are allocated 75% to Andrx and 25% to Watson until each company's capital account activity has been equalized.

         CARAN

         In August 2000, Andrx entered into CARAN, a 50/50 joint venture with Carlsbad Technologies, Inc. to develop, manufacture and sell three bioequivalent pharmaceutical products, for which ANDAs have been filed with FDA, including bioequivalent versions of Pepcid(R) and Prozac(R). These products were developed and will be manufactured by Carlsbad and distributed by Andrx.

         In April 2001, FDA awarded final approval for Carlsbad's bioequivalent versions of Pepcid, which is used for the treatment of ulcers, gastroesophageal reflux disease and pathological hypersecretory conditions. In July 2001, Richter Gedeon Vegyeszeti Gyar RT filed an action against CARAN, Andrx, Carlsbad and seven other defendants, including the foreign supplier, for alleged infringement of five patents related to Pepcid. Carlsbad has agreed to indemnify and hold harmless Andrx for non-infringement and invalidity.

         In February 2002, FDA awarded final marketing approval for Carlsbad's bioequivalent version of Prozac, which is used for the treatment of depression. As this approval came subsequent to the launch of other bioequivalent versions of Prozac, Andrx is currently not selling this CARAN product.

LICENSING AGREEMENTS

         In June 1999, Andrx entered into an agreement with Geneva Pharmaceuticals, Inc., a member of the Novartis pharmaceutical group, for the development, sale and marketing of specified products. Geneva agreed to make monthly license payments of $1.0 million for 40 months to fund the development costs of certain controlled-release products that Andrx is developing for submission as NDAs in exchange for exclusive marketing rights to those products in specified territories. Under this arrangement, one of Andrx's NDA products has been out-licensed for the U.S. Upon receiving approval from FDA or other regulatory agencies, Andrx would receive certain minimum guaranteed royalties in the first five years from the sale of these products in the specified territories. In June 2000, the agreement with Geneva was amended to, among other things, provide for an additional $6.0 million in license payments for certain controlled-release dosage forms of existing products that Andrx is developing for submission as NDAs. During the term of this agreement with Geneva, Andrx received $34.0 million. Andrx committed to continuing to sell Geneva's bioequivalent products in its distribution operations.

         On October 24, 2001, Andrx terminated its 1999 agreement with Geneva, and reacquired all of Geneva's marketing rights for two brand products under development by Andrx, consisting of U.S. and selected international marketing rights for Metformin XT, a controlled-release formulation of metformin, and selected international marketing rights to Altocor, a high-potency, extended-release lovastatin. In return for relinquishing Geneva's marketing rights to these products back to Andrx, Geneva will not make the 12 remaining monthly payments to Andrx of $1.0 million, and Andrx will pay Geneva certain milestone payments and a royalty on net sales in the U.S. for Metformin XT for a period of five years. Pursuant to the termination agreement, Andrx made its first milestone payment of $2.0 million to Geneva in December 2001. Andrx's distribution operations will continue to distribute Geneva products in the normal course of business.

         In March 2001, Health Canada, Canada's health regulatory authority, approved the sale of Andrx's bioequivalent version of Cardizem CD in Canada and Rhoxalpharma, Inc., Andrx's licensee under a December 1997 agreement, commenced the sale of this product. Andrx and Rhoxalpharma have entered into other agreements relating to the sale in Canada of controlled-release products developed by Andrx, including a bioequivalent version of Prilosec.

         Andrx may enter into additional development and licensing agreements covering bioequivalent pharmaceuticals with U.S. and foreign pharmaceutical companies. Under such an agreement, the licensees typically will fund the cost of product development and will pay Andrx royalties in exchange for a license to market the products for a specified period in a specified territory.

         In the past, Andrx has worked with other pharmaceutical companies to formulate controlled-release versions of existing commercialized drugs and drugs they are developing using Andrx's proprietary drug delivery technologies. In addition to improving drug efficacy, Andrx believes that its drug delivery technologies can provide these pharmaceutical companies with the opportunity to enhance the commercial value of their existing drug products and new drug candidates. Andrx may enter into such relationships in the future.

RAW MATERIALS

         The active chemical raw materials, essential to Andrx's business, are generally readily available from multiple sources in the U.S. and throughout the world. Certain raw materials used in the manufacture of Andrx's products are, however, available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production or other delays, and, in the case of products for which only one raw material supplier exists or has been approved by FDA, could result in a material loss of sales, with consequent adverse effects on Andrx's business and results of operations. In addition, because raw material sources for pharmaceutical products must generally be identified and approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. Andrx obtains a significant portion of its raw materials from foreign suppliers, and its arrangements with such suppliers are subject to, among other risks, FDA approval, governmental clearances, export duties, political instability, and restrictions on the transfer of funds.

         In addition, recent changes in patent laws in foreign jurisdictions may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable United States or foreign patents. Any inability to obtain raw materials on a timely basis, or any significant price increases that cannot be passed on to customers, could have a material adverse effect on Andrx.

         To date, Andrx has not experienced any significant delays from lack of raw material availability. However, significant delays may occur in the future.

MANUFACTURING

         Andrx presently has manufacturing facilities in Florida and Massachusetts. In order to have sufficient manufacturing capacities for the anticipated quantities of the products it expects to launch, Andrx is continuing to expand its existing manufacturing facilities in Davie, Florida, by converting portions of its existing space into additional manufacturing operations and related warehousing space, and by completing the construction of a new manufacturing facility in Weston, Florida. Following the completion of these projects, Andrx will have approximately 250,000 square feet for the manufacture and related warehousing of its products. If Andrx is unable to complete its construction and conversion projects in a timely manner, its business could suffer.

         Andrx's manufacturing and other processes utilize sophisticated equipment that at times requires a significant amount of time to obtain and install. Although Andrx endeavors to properly maintain its equipment, and to maintain spare parts on hand, Andrx's business could suffer if certain manufacturing or other equipment, or all or a portion of its facilities, were to become inoperable for a period of time. This could occur for various reasons, including catastrophic events such as a hurricane or explosion. Moreover, FDA approval is generally required before any new facility or equipment can be utilized for the manufacture of pharmaceuticals.

PHARMACEUTICAL DISTRIBUTION OPERATIONS

         Andrx distributes predominantly bioequivalent pharmaceuticals manufactured by third parties through its Anda Inc. and Valmed Pharmaceuticals, Inc. subsidiaries. Andrx purchases pharmaceuticals directly from manufacturers and wholesalers and primarily markets them through Andrx's in-house telemarketing staff primarily to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and physicians offices. Andrx offers next day delivery, competitive pricing, quality products and responsive customer service for its more than 4,000 shelf keeping units, or SKUs, which Andrx believes are the critical elements to competing effectively in this market. Andrx's telemarketing staff currently has approximately 240 persons who make 65,000 calls per week to 16,000 active accounts and who are supplemented by sales executives who are responsible for national accounts. Additionally, Andrx's customers can place orders through Andanet,

Andrx's internally developed proprietary Internet ordering software, and through AndaConnect, Andrx's hand-held ordering device. Andrx's telemarketers are located in Weston, Florida and Grand Island, New York.

         Andrx currently utilizes its telemarketing operations for the sales and marketing of its and its collaborative partners' products. Andrx plans to use its distribution operations for the marketing of future products. Andrx's distribution operations allow Andrx to observe and participate directly in developments and trends in the pharmaceuticals industry. While Andrx presently distributes products out of its Florida and New York distribution centers, in the second half 2002, Andrx is opening a centralized distribution center in Columbus, Ohio, which it believes will allow additional distribution opportunities across the nation.

         Andrx purchases bioequivalent products and certain other products for resale from a number of pharmaceutical manufacturers and wholesalers. Andrx believes it is not dependent upon any particular supplier and that alternative sources of supply for most of Andrx's products are available, if required.

COMPETITION

         The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, healthcare legislation, availability of financing and other factors. Many of Andrx's competitors have longer operating histories and greater financial, research and development, marketing and other resources than Andrx. Andrx expects to be subject to competition from numerous other entities that currently operate or intend to operate in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake development of these products. Andrx also faces competition for the acquisition or licensing of new product opportunities from other companies.

         In Andrx's sales efforts for its brand products, Andrx will compete with large domestic and international brand pharmaceutical companies with significantly larger and more experienced sales forces and significantly larger financial resources to support their products.

         In Andrx's sales efforts for its bioequivalent products, Andrx competes with domestic and international companies and bioequivalent divisions of large brand pharmaceutical companies. Many of these competitors offer a wider variety of bioequivalent products to their customers.

         In Andrx's pharmaceutical distribution business, Andrx competes with a number of large wholesalers and other distributors of pharmaceuticals. Andrx believes that consolidation among wholesalers, the growing role of managed care organizations, the formation of buying groups and competition between distributors have resulted in pricing pressures. Additionally, these large wholesalers have greater financial and other resources than Andrx.

GOVERNMENT REGULATION

         Drug manufacturers are required to obtain approval from FDA and possibly other health authorities before marketing their new drug product candidates. This approval process is often costly, time consuming and the outcome may be uncertain. Andrx cannot assure you that any drug application will be approved timely by FDA or any other health authority, if at all.

         ANDA Process

         FDA approval is required before a bioequivalent version of a previously approved drug or certain new dosage forms of an existing drug can be marketed. Approval for such products generally is sought using an ANDA. Complete clinical studies are not required in support of an ANDA, although typically bioavailability and bioequivalence studies must be conducted. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the blood stream. Bioequivalence compares the bioavailability of one drug product with another and, when established, indicates that the rate and extent of absorption and levels of concentration of a bioequivalent drug in the body are substantially equivalent to the previously approved drug. An ANDA may be submitted for a drug on the basis that it is the equivalent of a previously approved drug or, in the case of a new dosage form, is suitable for use for the indications specified without the need to conduct additional safety or effectiveness testing.

         Under the Waxman-Hatch Amendments, the developer of a bioequivalent drug which is the first to have its ANDA accepted for filing by FDA and includes a Paragraph IV certification is awarded a 180-day period of marketing exclusivity against subsequent ANDA filers. This means that FDA may not approve another ANDA containing a Paragraph IV certification for that product until the first developer's 180-day period of marketing exclusivity has expired or has been waived. This marketing exclusivity period begins with the commercial marketing of the product or a court determination that the relevant patents are invalid, unenforceable or not infringed. A court decision triggering the 180-day period can occur either in litigation involving the first Paragraph IV filer or a subsequent filer.

         Until recently, FDA has interpreted the reference to a court decision to mean a court decision which is final and non-appealable. This interpretation was challenged in litigation in which the courts disagreed with FDA's interpretation. Prompted in part by those decisions, FDA issued guidelines in March 2000 in which it announced a change in its prospective interpretation of the law governing ANDAs. The new guidelines state that FDA now will view a court decision to be the first court decision which finds a patent at issue to be invalid, unenforceable or not infringed. FDA stated that when a lower court renders such a decision, FDA may approve an ANDA as of the date of that decision and the 180-day exclusivity period will commence on that date, unless the marketing of the product has already commenced. If the lower court decision finds a patent to be infringed, but the decision is reversed on appeal, FDA may approve the ANDA on the date a judgment is entered that the patent is invalid, unenforceable or not infringed. FDA stated that neither a stay nor a reversal of a district court decision finding the patent invalid, unenforceable or not infringed will affect the approval of an ANDA or the beginning, or continued running, of the exclusivity period.

         FDA's revised interpretation of the statute may substantially decrease the value of the 180-day exclusivity period. A patent holder whose patent is found invalid, unenforceable or not infringed in a lower court decision may seek to reverse such a ruling on appeal. Under the new FDA interpretation, however, even if such an appeal is taken, the bioequivalent product's 180-day exclusivity period would start to run at the time the lower court rendered its decision. The developer of the bioequivalent product would thus be faced with the prospect of beginning marketing of its product despite the pending appeal and lack of final resolution of the litigated issue or delaying marketing at a time when the 180-day exclusivity period had started. A decision to delay marketing of the product following a lower court decision which is subject to an appeal would mean that the developer of the product would have fewer than 180 days, and possibly no days, in which to be the exclusive marketer of that bioequivalent product. Andrx is unable to predict what impact, if any, FDA's new guidelines may have on its business or financial results.

         A recent tactic employed by some brand drug companies to delay the availability of bioequivalent alternatives has been to list newly issued patents in FDA's Orange Book as "covering" their products, thereby requiring the ANDA applicant for a product that does have final marketing approval to make yet another Paragraph IV certification, and potentially obtaining additional 30 month "stays" of FDA approval through the commencement of additional litigation with respect to that patent. During 2001, Biovail and AstraZeneca listed additional patents in the Orange Book, while Andrx was engaged in patent litigation against those companies in connection with Tiazac and Prilosec, respectively. Biovail commenced additional litigation with respect to the newly listed patent. AstraZeneca did not. While Andrx has filed, and will likely continue to file, lawsuits and take other actions to enjoin or prohibit the listing of certain of these patents or to preclude the imposition of additional 30 month "stays" of FDA approval for these newly issued patents, it is unclear as to how or whether the courts, FDA or Congress will ultimately change this practice.

         In 1997, Congress enacted legislation to reward branded pharmaceutical companies for conducting research in the pediatric population. If a branded company has a patent or other market exclusivity protecting the product that is either unchallenged or whose validity is upheld by a court, it is eligible to apply for an additional six months of protection. This is known as "pediatric exclusivity." Thus, where pediatric exclusivity is requested by a branded company and granted by FDA, final marketing approval could possibly be delayed by six months.

          Andrx believes that FDA's abbreviated ANDA procedures will apply to Andrx's bioequivalent drugs. Andrx cannot assure you that its bioequivalence studies and other data will result in FDA approval to market its drug products. Moreover, since Andrx sometimes files it ANDA based on study results utilizing product batches which are smaller than what Andrx anticipates may be required for the commercial launch of that product, Andrx is required to "scale-up" its product to larger equipment in accordance with FDA regulations. While Andrx has successfully scaled-up all of its products in the past, Andrx cannot assure you that all of its scale-up efforts will prove successful or that, even if successful, the launch of its product will not be delayed by the process. Even if marketing approval is received, Andrx could recall a product it has sold, either on its own or pursuant to an FDA request, under certain circumstances, including the failure of the product to continue to meet the requirements of its approved ANDA.

         Certain ANDA procedures for bioequivalent controlled-release drugs and other products are presently the subject of petitions filed by brand name drug manufacturers, which seek changes from FDA in the approval process for bioequivalent drugs. Andrx cannot predict at this time whether FDA will make any changes to the ANDA procedures as a result of such petitions, ongoing rulemakings, or litigation or the effect that such changes may have on Andrx. Any changes in FDA regulations or policies may make ANDA approvals more difficult and, thus, may have a material adverse effect on Andrx's business.

         Patent certification requirements for various drugs could also result in significant delays in obtaining FDA approval if patent infringement litigation is initiated by the holder or holders of the brand name patents. Delays in obtaining FDA approval of ANDAs and certain NDAs can also result from a marketing exclusivity period and/or an extension of patent terms. If some of Andrx's drugs do not qualify for ANDA procedures, as will be the case with certain of Andrx's controlled-release formulations, FDA approval process may require time consuming and expensive clinical studies and NDA filings.

         NDA Process

         An NDA is a filing submitted to FDA to obtain approval of a drug that is not eligible for an ANDA and must contain complete pre-clinical and clinical safety and efficacy data or reference to such data. Before clinical testing can begin, stringent government requirements for pre-clinical evaluation must be satisfied. Pre-clinical data are typically obtained from studies in animal species, as well as laboratory studies, and are submitted to FDA in an IND. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials (i.e., trials in humans).

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap. The process of completing clinical trials for a new drug may take several years and requires the expenditure of substantial resources. Preparing a NDA involves considerable data collection, verification, analysis and expense, and Andrx cannot guarantee that FDA or any other health authority will approve any of Andrx's NDA products on a timely basis, if at all. The approval process is affected by a number of factors, primarily the risks and benefits of a drug product as demonstrated in clinical trials, the severity of the target disease or health condition and the availability of alternative treatments. FDA or other health authorities may deny a NDA if the regulatory criteria are not satisfied, or may require additional testing or information before an NDA will be approved.

         Andrx currently intends to seek approval of its brand name controlled-release pharmaceutical products using a type of NDA referred to as a
Section 505(b)(2) NDA. Section 505(b)(2) NDAs may rely, in whole or in part, on safety or efficacy data that are publicly available, but to which the applicant does not have a right to reference the underlying studies (such as certain data published in the scientific literature). Section 505(b)(2) NDAs also may rely on prior FDA determinations that related products are safe and effective (e.g., approval of a controlled-release version of a previously approved immediate-release drug product). Thus, the Section 505(b)(2) NDA process may significantly reduce the time and expense of new drug development by eliminating the need for certain duplicative testing.

         There are limitations on the use of Section 505(b)(2) NDAs, however. First, patent listing/certification requirements and market exclusivity awarded to reference or competitor products may result in the lengthy and uncertain delay of approvals similar to those described above for ANDAs. Second, there is current uncertainty concerning the extent to which Section 505(b)(2) NDAs may rely upon prior FDA findings that reference drugs are safe and effective for approved uses. There may therefore be limitations on a 505(b)(2) NDA applicant's ability to innovate without conducting substantial clinical testing.

         NDA products, including Section 505(b)(2) NDAs, may qualify for specific patent and market exclusivity protections against competitive products submitted for approval via the 505(b)(2) NDA or ANDA processes.

         Antitrust

         The federal antitrust authorities, including the Federal Trade Commission, or the FTC, have initiated a broad inquiry into alleged anti-competitive practices in the entire pharmaceutical industry, including practices relating to patent challenges and settlements. The FTC has indicated that the study will enable it to provide a more complete picture of how bioequivalent drug competition has developed under the Waxman-Hatch Amendments. The FTC has already investigated several cases in which manufacturers of pharmaceutical drug products and potential bioequivalent competitors have allegedly entered into anti-competitive agreements to delay bioequivalent entry, and has taken enforcement action against some alleged anti-competitive agreements. The FTC has indicated that its broader study is designed to shed light on matters such as whether the agreements the FTC has found are isolated instances and whether particular provisions of the Waxman-Hatch Amendments have operated appropriately to balance the legitimate interests of pharmaceutical companies in providing competition. In early 2001, the FTC issued special orders to approximately 100 pharmaceutical companies. The FTC has stated that it plans to compile the requested information to provide a factual description of how the 180-day marketing exclusivity and 30-month stay provisions of the Waxman-Hatch Amendments have influenced the development of bioequivalent drug competition.

         One of the investigations noted above involved the 1997 stipulation and agreement which Andrx entered into with Aventis in connection with the patent infringement litigation brought by Aventis relating to the sale of Andrx's bioequivalent version of Cardizem CD. That investigation resulted in the filing of an administrative action against Andrx in March 2000. In April 2001, Andrx and Aventis entered into a consent agreement with the FTC, in which Andrx did not admit to any violation of the law and was not subject to any fine, penalty or other monetary obligation. Instead, Andrx agreed to refrain from taking certain future actions, which FTC alleged may have the capacity or potential to be anti-competitive, without first notifying the FTC. In concluding the proceedings against Andrx, the FTC stated: "Based on the FTC's investigation, it does not appear that there was any delay in the entry into the market of a generic version of Cardizem CD by Andrx or any other potential manufacturer, or that the conduct or agreement at issue delayed consumer access to a generic version of Cardizem CD."

         In the context of its overall investigation, it is possible that the FTC may take no action, may make recommendations to FDA or others, may adopt procedural notification devices, or may bring enforcement actions as to specific agreements it concludes are anti-competitive. As the above noted consent agreement obligates Andrx to notify the FTC in connection with certain of its ANDA filings, Andrx does not believe the FTC's investigation will adversely affect its business. However, because the FTC has not concluded its investigation and published its views in this area, it remains unclear as to how Andrx, and companies like it, can conclude transactions which they view as both making commercial sense and pro-competitive, without later risking inquiry as to whether that transaction is anti-competitive. Andrx has brought two potential transactions to the attention of the FTC as part of an informal effort to obtain guidance, one involving the respective exclusivity rights of Andrx and Genpharm to Andrx's bioequivalent version of Prilosec and the other, the resolution of certain ongoing litigation between Andrx and Biovail with respect to the bioequivalent versions of Tiazac and Cardizem CD. Andrx has thus far been unsuccessful in getting informal or formal approval from FTC on these transactions.

         cGMP Standards

         FDA regulates the development, manufacture, distribution, labeling and promotion of prescription drugs, and has the authority to inspect manufacturing facilities for compliance therewith. FDA requires that certain records be kept and reports be made for the registration of drug manufacturers and their products, and the compliance with FDA's current Good Manufacturing Practices
(cGMP) standards. To comply with cGMP standards, Andrx must continue to expend significant time, money and effort in the areas of production, quality control and quality assurance. Andrx believes that its manufacturing facilities are in compliance with cGMP standards, but could be materially adversely affected by any failure to comply with these standards.

         DEA

         Because Andrx distributes and is attempting to develop products containing controlled substances, it must meet the requirements and regulations of the Controlled Substances Act which are administered by the Drug Enforcement Administration, or the DEA. These regulations include stringent requirements for manufacturing controls and security to prevent diversion of or unauthorized access to the drugs in each stage of the production and distribution process. The DEA also regulates allocation to Andrx of raw materials used in the production of controlled substances based on historical sales data. Andrx believes that it is currently in compliance with applicable DEA requirements, but could be materially adversely affected by any failure to comply with these requirements.

         State Licensure and Other Requirements

         As a manufacturer and distributor of pharmaceuticals, Andrx is subject to state licensure and other requirements pertaining to the manufacture and/or wholesale distribution of prescription drugs, including the Controlled Substances Act, the Prescription Drug Marketing Act and similar state laws, which regulate the marketing, purchase, storage and distribution of prescription drugs. Andrx believes that its state licensure and other requirements are in compliance with applicable laws, but Andrx could be materially adversely affected by any failure to comply with licensing and other requirements.

         Post-Marketing Regulatory Action

         FDA has the authority to withdraw approvals of previously approved pharmaceutical drugs for cause, to request recalls of products, to debar companies and individuals from future regulatory submissions and, through action in court, to seize products, institute criminal prosecution, seek civil penalties or close manufacturing plants in response to violations. The DEA has similar authority. Andrx could be materially adversely affected by any such FDA, DEA or comparable state regulatory agencies' actions.

         Environmental Matters

         Andrx's operations are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of Andrx's operations and these permits are subject to modification, renewal and revocation by the issuing authorities. Andrx believes that its facilities are in substantial compliance with its permits and environmental laws and regulations and does not believe that future environmental compliance will have a material adverse effect on its business, financial condition or results of operations. Andrx's environmental capital expenditures and costs for environmental compliance may increase in the future as a result in changes in environmental laws and regulations or as a result of increased manufacturing activities at any of its facilities. Andrx has hazardous waste hauling agreements with licensed third parties to properly dispose of hazardous wastes. Andrx could be materially adversely affected by any failure to comply with environmental laws, including the costs of undertaking a clean up at a site to which its wastes were transported.

         Bioequivalent Substitution and Reimbursement

         The cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the United States and other countries. In the United States, most states have enacted bioequivalent substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a drug for the one prescribed. Federal and state governments continue to pursue efforts to reduce costs of Medicare and Medicaid programs, including restrictions on amounts agencies will reimburse for the use of products. Under the Omnibus Budget Reconciliation Act of 1990, manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. Federal Medicaid reimbursement for drug products of original NDA holders is denied if less expensive bioequivalent versions are available from other manufacturers.

PATENT LITIGATION AND PROPRIETARY RIGHTS

         General

         Andrx believes that its future will depend in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. Andrx has filed and been issued numerous U.S. and foreign patents and notices of allowances relating to its drug delivery technologies and formulations. Andrx expects to apply for additional U.S. and foreign patents in the future. Although the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent, Andrx depends on its patents and the maintenance of its trade secrets. The infringement by Andrx of the patent or proprietary rights of others or the failure or inability to protect Andrx's patent rights could have a material adverse effect on Andrx's results of operations and financial position.

         Patent Infringement Litigation

         Most of the brand name controlled-release products for which Andrx is researching and developing bioequivalent versions are covered by one or more patents, and the process by which Andrx is able to market its bioequivalent products and protect its brand products involves substantial litigation. Under the Waxman-Hatch Amendments, when a drug developer files an ANDA for a bioequivalent drug, or files a Section 505(b)(2) NDA for a new drug based upon reference to a previously approved product, which has a patent listed in the Orange Book, the developer must make a certification to FDA as to whether the developer believes that any unexpired patent which has been listed with FDA as covering the relevant brand-name product will be infringed by the developer's product or is invalid or unenforceable. If the developer believes that its product does not infringe the brand product's patents or that any unexpired patent is invalid or unenforceable, it provides a Paragraph IV certification to FDA and a notice to the NDA owner and the patent holder, who may then challenge the developer's Paragraph IV certification by filing a lawsuit for patent infringement. If a lawsuit is filed within 45 days from the day the NDA owner and patent holder received notice of the Paragraph IV certification, FDA can review and tentatively approve the ANDA or Section 505(b)(2) NDA, but cannot make the marketing approval effective until a judgment in the action has been rendered in favor of the developer, 30 months have passed from the date the patent holder received the Paragraph IV certification, or when the patent expires, whichever is sooner. Brand name pharmaceutical companies may obtain additional patents after an ANDA or Section 505(b)(2) NDA has been filed, but before it has been approved, which may require the submission of a new Paragraph IV certification and trigger additional notification and litigation waiting period requirements. The outcome of patent litigation or any litigation is difficult to predict because of the uncertainties inherent in litigation.

         Numerous actions have been filed against Andrx. The litigation challenging Andrx's bioequivalent version of Dilacor XR was dismissed without prejudice; the litigation relating to Andrx's bioequivalent version of Cardizem CD was dismissed with prejudice; the trial and appellate courts both found in Andrx's favor in the first action relating to Andrx's bioequivalent version of Tiazac and a second action involving a different patent listed as covering Tiazac is in the process of being settled. Additionally, Andrx has prevailed in the trial court's with respect to its bioequivalent versions of Wellbutrin SR, Zyban and Naprelan, although appeals or motions for reconsideration are underway. Other actions relating to Andrx's ANDAs for bioequivalent versions of Prilosec, Depakote, Claritin D-24, Claritin D-12 and Claritin Reditabs, Paxil, and Glucotrol XL are pending. Patent litigation is also pending against Andrx and Carlsbad Technology, Inc., one of Andrx's collaborative partners, with respect to the bioequivalent version of Pepcid that Carlsbad developed and Andrx sells. Andrx anticipates that additional actions may be filed as Andrx or its collaborative partners file additional ANDAs containing Paragraph IV certifications. Patent litigation may also affect NDAs that Andrx files in the future. Andrx's business could be harmed by the delay in obtaining FDA approval to market Andrx's products as a result of patent litigation (both with respect to patents listed with FDA when the ANDA was filed and thereafter), the delay in obtaining judicial decisions in such litigation, the expense of litigation whether or not Andrx is successful, or an adverse outcome in such litigation. Moreover, as described below, this litigation may precipitate additional litigation affecting the marketing of Andrx's products.

         Andrx often encounters substantial delay in obtaining judicial decisions in ANDA Paragraph IV litigation. The delay may be the result of patent listings in the Orange Book, sometimes dubious, subsequent to those originally certified to in the ANDA filing, but before final FDA approval, or it may be inherent in the U.S. judicial system. Whatever the cause, such delay may cause Andrx in the future to decide to launch a product prior to final resolution of the pending litigation. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement include, among other things, damages measured by the profits lost by the patent owner and not by the profits earned by the infringer. In the case of a willful infringer, the definition of which is unclear, such damages may be trebled. Moreover, because of the discount pricing typically involved with bioequivalent products, patented brand products generally realize a substantially higher profit margin than bioequivalent products.

         Andrx believes that this profit differential can act as a disincentive to the settlement of patent litigation on terms that will allow the Andrx products to be marketed upon the settlement of patent litigation. Thus, Andrx has faced, and will continue to be faced with, the decision of whether it should launch its product prior to the conclusion of patent litigation, or to discontinue selling its product in the face of new patent litigation. In making these determinations, Andrx intends to consider what it then believes will be all relevant considerations and factors, including: (i) balancing the risk that the Andrx product will be found to infringe the brand product considering the size of the market, and the claim for damages which could result from the sale of an infringing product; (ii) balancing the potential claim for damages which could result from the sale of an infringing product against the current capital resources, and future capital needs, of Andrx; (iii) the risk of being enjoined from making such sales and thereby losing Andrx's exclusivity rights for such product; and (iv) the possibility that launching the product may increase the incentive for the owner of the patented brand product to settle the pending litigation on a basis that would allow Andrx to continue to market its product without further legal risk.

         Prilosec Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Prilosec.

         In May 1998, AstraZeneca filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of the ANDA filed by Andrx for Prilosec. Andrx responded to this claim by denying infringement and, among other things, raising various other defenses. AstraZeneca seeks an injunction enjoining Andrx from further infringing the subject patents and an order directing that the effective date of any FDA approval of Andrx's proposed bioequivalent version of Prilosec be no earlier than the expiration date of its patents.

         A second Paragraph IV certification was later made by Andrx with regard to a different strength of Prilosec. This resulted in AstraZeneca filing another suit in the Florida District Court. For purposes of pre-trial discovery proceedings, the Judicial Panel on Multidistrict Litigation consolidated both of these suits in the U.S. District Court for the Southern District of New York, together with three other patent infringement suits initiated by AstraZeneca involving ANDAs submitted by other companies for bioequivalent versions of Prilosec. In May 2001, upon completion of discovery, the New York District Court remanded the two Andrx cases to the Florida District Court. Andrx filed motions to transfer the two cases back to the New York District Court for a consolidated trial, and in November 2001, the New York District Court issued an order consolidating for trial the two Andrx cases with three other patent infringement cases involving bioequivalent versions of Prilosec.

         The consolidated trial commenced December 6, 2001. Five patents are at issue against Andrx: two formulation patents, one process patent (asserted only against Andrx), and two method-of-treatment patents. The New York District Court is trying the case in four stages: (1) infringement and validity of the two formulation patents, (2) infringement and validity of the process patent, (3) infringement and validity of the two method-of-use patents, and (4) all remaining issues relative to the five patents, including allegations of inequitable conduct, misuse, or deficient notices. On March 14, 2002, the court recessed the trial. As of March 25, 2002, the first two stages of the trial, with respect to oral and documentary evidence, have been substantially completed and the trial is scheduled to resume in April 2002.

         Andrx entered into a memorandum of understanding, or MOU, with Genpharm, Inc. relating to the filing dates of their respective ANDAs for a bioequivalent version of Prilosec. While the FDA assigned to Andrx the earliest filing date for this product, Genpharm had contended that the FDA improperly refused to accept the filing of its earlier ANDA submission. Rather than litigating the issue as to which of their ANDA's was the first filed, including the possibility of affecting Andrx's 180-days of market exclusivity, the parties agreed to set aside their dispute in order to maximize the likelihood that there will be a bioequivalent product made available to U.S. consumers as soon as prudently possible.

         The MOU currently provides that Andrx will market whichever of these products may first be lawfully and prudently marketed, and that through cross licenses, the parties will receive royalties based on the profits derived from the sale of either or both products according to a sliding scale. Based on the anticipated profits, Andrx will share, based on a sliding scale, approximately 15% of those profits with Genpharm.

         On November 16, 2001, prior to obtaining FTC approval of the MOU, Andrx received FDA final marketing approval of its ANDAs for bioequivalent versions of Prilosec, and was advised by FDA that Andrx and Genpharm would share the 180-day market exclusivity for the 10mg and 20mg strengths of this product, and that Andrx alone would have 180-day market exclusivity for its 40mg strength. This shared exclusivity concept will likely preclude FTC approval of the MOU in its current form. It remains unclear whether any of the terms of the MOU will survive, and the resolution of this issue may depend upon the results obtained in the pending patent litigation involving Andrx, Genpharm and AstraZeneca.


         In March 2001, AstraZeneca listed four new patents in FDA's Orange Book. Under protest and with full reservation of its right to challenge the validity of this new listing, Andrx made a Paragraph IV certification that its bioequivalent version of Prilosec does not infringe any valid claims of the new patents. Andrx also filed suit against AstraZeneca, Merck & Co., Inc. and FDA in the U.S. District Court for the Southern District of New York, seeking declaratory and injunctive relief and compensatory, punitive and treble damages, alleging that (1) AstraZeneca and Merck were engaged in illegal anti-competitive conduct by, among other things, listing the four new patents for the improper purpose of obtaining another 30-month stay of FDA approval of Andrx's bioequivalent version of Prilosec, and (2) FDA, by taking no steps to stop AstraZeneca's and Merck's unlawful conduct, was taking, and would continue to take, positions inconsistent with specific applicable provisions of the Waxman-Hatch Amendments. In May 2001, Andrx filed a motion for partial summary judgment declaring that an additional 30-month stay is inapplicable or unavailable to AstraZeneca. In June 2001, AstraZeneca and Merck filed a motion to dismiss the action (1) for lack of subject matter jurisdiction because Andrx's claims are allegedly moot or are not sufficiently ripe for resolution,
(2) because the Waxman-Hatch Amendments prohibit Andrx's allegedly premature claims for declaratory relief with respect to the four patents in suit, and (3) on various other grounds including failure to state a claim for which relief can be granted. Andrx's and AstraZeneca's motions are still pending.

         On May 4, 2001, AstraZeneca filed suit against Andrx and Cipla LTD in the U.S. District Court for the Southern District of Florida claiming that Cipla (the supplier of bulk omeprazole to Andrx) and Andrx, which uses the bulk omeprazole in its bioequivalent product, infringe a patent that was issued upon assignment to AstraZeneca. The patent at issue will expire in April 2002. The basis for the infringement claim is that, after Andrx filed its ANDA for its bioequivalent version of omeprazole, Cipla allegedly changed its method of manufacture of the bulk omeprazole, resulting in a compound that infringes the patent at issue. In August 2001, Andrx and Cipla filed a motion to dismiss the complaint for lack of subject matter jurisdiction relative to Cipla and for legal insufficiency relative to Andrx. On October 19, 2001, the Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the Southern District of New York for consolidated pre-trial proceedings before the same judge who is presiding over the Prilosec trial discussed above.

         On August 3, 2001, Andrx filed an action against aaiPharma, Inc. in the U.S. District Court for the Southern District of New York seeking a declaratory judgment of non-infringement and invalidity relative to three patents owned by aaiPharma that pertain to omeprazole, the active ingredient in the proton pump inhibitor marketed by AstraZeneca under the brand name Prilosec. The complaint also alleges that aaiPharma, together with AstraZeneca, have and continue to conspire to keep bioequivalent omeprazole products off the market in violation of the federal and state antitrust laws. aaiPharma has filed an answer to the complaint and the parties have commenced the discovery process.

         On or about January 30, 2002, Dr. Reddy's Laboratories filed suit against FDA and Andrx in the U.S. District Court for the District of New Jersey claiming that FDA should have granted Dr. Reddy's Laboratories final marketing approval for its 40mg strength of bioequivalent omeprazole. Dr. Reddy's claims it is entitled to co-exclusivity with Andrx on that version of the product.

         Cardizem CD Litigation and the Stipulations

         In September 1997, Andrx entered into a stipulation with Aventis in connection with the patent infringement litigation brought against Andrx by Aventis relating to the sale of Andrx's bioequivalent version of Cardizem CD. In June 1999, FDA approved Andrx's sale of a reformulated version of its bioequivalent version of Cardizem CD, and Andrx entered into a new stipulation with Aventis, pursuant to which the lawsuit was dismissed with prejudice and Andrx received the outstanding fees owed to it under the 1997 stipulation.

         In January 2001, Biovail acquired from Aventis its rights to Cardizem CD, including Aventis' rights under the 1999 stipulation. On January 19, 2001, Andrx received a letter from Biovail's counsel advising Andrx that Andrx's sale of certain lots of Cartia XT did not meet the safe-harbor dissolution values specified in the 1999 stipulation which, according to Biovail, constitutes a breach of the 1999 stipulation and demanding that the nonconforming product be removed from the market. Among other things, Andrx responded to this letter by filing suit against Biovail in the U.S. District Court for the Southern District of Florida, alleging breach of contract, violations of the Lanham Act and Florida's Deceptive and Unfair Practices Act, tortious interference with business relationships, common law unfair competition, abuse of process and a declaratory judgment that Andrx did not breach the 1999 stipulation and that its ANDA does not infringe any of Biovail's patent rights. On March 30, 2001, Biovail moved to dismiss Andrx's claims for breach of contract, declaratory relief and abuse of process. Biovail's motion is still pending. On November 7, 2001, Andrx filed a second amended and supplementary complaint that, among other things, added another count for declaratory relief, relating to Biovail's assertion that a particular lot of Cartia XT is not bioequivalent to Cardizem CD. On February 21, 2002, Andrx and Biovail entered a binding letter agreement, subject to FTC approval, settling with prejudice all pending litigation and disputes between the companies relating to Biovail's Cardizem CD and Tiazac and Andrx's bioequivalent version of such products, Cartia XT and Taztia XT, respectively. The letter agreement provides that Biovail will license on a non-exclusive basis any patents it may have or hereafter acquire relating to Tiazac in exchange for a royalty that Andrx will pay to Biovail, based on Andrx's net sales of Taztia XT.

         Biovail Antitrust Litigation

         In May 1998, Biovail filed a claim against Andrx in the Federal District Court in the District of Columbia alleging that the 1997 stipulation violated Sections 1 and 2 of the Sherman-Antitrust Act and seeking a declaratory judgment as to federal law as well as for alleged violations of state common law of unfair competition, tortious interference with prospective advantage and tortious interference with a contract. Andrx filed a motion to dismiss
Biovail's claims. That motion was granted with prejudice with respect to the federal antitrust claims on January 6, 2000. Biovail appealed that dismissal and in July 2001, the Court of Appeals reversed portions of the order dismissing Biovail's counterclaim and held that the dismissal of Biovail's counterclaim should have been without prejudice. Andrx filed a petition seeking review of this decision by the United States Supreme Court, which was denied.

         On or about September 24, 2001, Biovail filed a new, essentially duplicative action against Andrx in the Federal District Court in the District of Columbia, seeking declaratory and equitable relief and compensatory and punitive damages in an unspecified amount. On January 7, 2002, Andrx filed its answer to the complaint, denying the material allegations of the complaint and asserting affirmative defenses and counterclaims. On January 30, 2002, Biovail filed a motion to dismiss Andrx's counterclaims. See also "Item 3 - Legal Proceedings" with respect to other litigation relating to the stipulations. As noted above, on February 21, 2002, Biovail and Andrx entered into a binding letter agreement, subject to regulatory approval, to settle this and all other pending claims between the companies. Regulatory approval of this agreement has not been received.

         Tiazac Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Tiazac. In October 1998, Biovail and its related entities, filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of the ANDA filed by Andrx with FDA for a bioequivalent version of Tiazac. Andrx responded to this claim by denying infringement and, among other things, raising various other defenses. On March 6, 2000, the District Court entered an order that Andrx's product does not infringe the Biovail patent. Biovail appealed and on February 13, 2001, the U.S. Court of Appeals for the Federal Circuit unanimously affirmed the District Court order that Andrx's product does not infringe the Biovail patent.

         Prior to the expiration of the statutory 30-month period and the U.S. Court of Appeals order that Andrx's product does not infringe the original patent listed in FDA's Orange Book, Biovail listed another recently issued patent that it had licensed from DOV Pharmaceuticals, Inc. in FDA's Orange Book. Believing the listing to be improper, Andrx filed suit against Biovail (and nominally FDA) in the U.S. District Court for the Southern District of Florida seeking, among other things, a preliminary and permanent injunction ordering Biovail to delist the patent from FDA's Orange Book and enjoining FDA from delaying approval of the Andrx bioequivalent version of Tiazac for any reason relating to the new patent. On March 6, 2001, the District Court denied Andrx's motion for a preliminary injunction on the ground that the court does not have subject matter jurisdiction over the claim brought by Andrx against Biovail under the provisions of the Waxman-Hatch Amendments. Meanwhile, under protest and with full reservation of its right to continue to challenge the validity of Biovail's listing, Andrx made a Paragraph IV certification that its bioequivalent version of Tiazac does not infringe any valid claims of the DOV patent. On April 19, 2001, Biovail filed a counterclaim against Andrx under the Lanham Act for allegedly falsely asserting that its product is bioequivalent to Tiazac.

         On April 5, 2001, as anticipated by Andrx, Biovail filed suit against Andrx in the U.S. District Court for the Southern District of Florida for alleged infringement of the DOV patent.

         On September 19, 2001, the District Court issued an omnibus order that, among other things, directed that the statutory stay in the DOV patent infringement case be terminated on September 27, 2001, and set the consolidated action down for trial on June 3, 2002. Subsequently, on application of Biovail, the District Court entered an order extending the statutory stay to October 1, 2001, and allowed Biovail to apply to the U.S. Court of Appeals for a further stay pending appeal, which the U.S. Court of Appeals upheld.

         On January 17, 2002, the Court of Appeals vacated the order of the District Court that shortened the thirty-month statutory stay to October 1, 2001 and remanded the case for further proceedings. The Court of Appeals did so on the ground that the District Court exceeded its authority under the Waxman-Hatch Amendments. No action has been taken concerning Andrx's cross-appeal from the dismissal of its claims. Meanwhile, in the consolidated action pending before the District Court, discovery by the parties continues.

         As noted above, in February 21, 2002, Biovail and Andrx entered into a binding letter agreement, subject to regulatory approval, to settle this and all other pending claims between the companies. Regulatory approval of this agreement has not been received.

         Naprelan Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Naprelan. In October 1998, Elan filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of the ANDA filed by Andrx with FDA for a bioequivalent version of Naprelan. Andrx responded to this claim by denying infringement, and, among other things, raising various other defenses. On March 14, 2002, the Court issued an order of final judgment in favor of Andrx invalidating the patent in controversy that covers Elan's Naprelan product. On March 28, 2002, Elan filed a motion requesting the Court to reconsider and reverse its invalidity ruling. Final FDA marketing approval of Andrx's ANDA is still subject to the resolution of certain legal issues pertaining to the exclusivity rights, if any, of a Paragraph IV certification made in connection with an ANDA for Naprelan that was filed by another pharmaceutical company prior to the filing of Andrx's ANDA.

         Wellbutrin SR and Zyban Litigation

         Andrx made Paragraph IV certifications in connection with the ANDAs Andrx filed for Andrx's bioequivalent versions of Wellbutrin SR and Zyban. In September 1999, Glaxo filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of the ANDAs filed by Andrx with FDA for bioequivalent versions of Wellbutrin SR and Zyban and seeking an order directing that the effective date for FDA's approval of those ANDA's be no earlier than the expiration date of the subject patent. Andrx responded to this claim by denying infringement and, among other things, raising various other defenses. In February 2002, the U.S. District Court for the Southern District of Florida granted Andrx's motion of summary judgment of non-infringement for Wellbutrin SR and Zyban and denied Glaxo's cross-motion for summary judgment. Glaxo has filed a notice of appeal from this decision.

         Depakote Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for Andrx's bioequivalent version of Depakote. In March 2000, Abbott filed suit against Andrx in the U.S. District Court for the Northern District of Illinois, claiming infringement of two of its patents because of the ANDA Andrx filed with FDA for its bioequivalent version of Depakote and seeking an order directing that the effective date for FDA's approval of that ANDA be no earlier than the expiration date of the subject patents. Following Andrx's filing of a motion to dismiss for lack of jurisdiction, Abbott filed a second action against Andrx for the same claims in the U.S. District Court for the Southern District of Florida as well as a third action against Andrx for the same claims in the U.S. District Court for the Eastern District of Virginia. All the infringement claims filed by Abbott against Andrx were transferred to and consolidated for trial in the U.S. District Court for the Southern District of Florida. Andrx responded to these claims by denying infringement and, among other things, raising various other defenses. On January 8, 2002, the U.S. District Court for the Southern District of Florida granted a joint motion by Andrx and Abbott for a stay of the action until Andrx and FDA resolve an issue regarding the definition of "active ingredient" as applied to Andrx's ANDA. The District Court ordered that (1) the suit be stayed until January 7, 2003, (2) the statutory stay of FDA approval of the ANDA be extended to a date contemporaneous with the stay of the suit, (3) the case be removed from the trial calendar and (4) the parties submit by October 7, 2002 a joint status report detailing the posture of the case.

         Claritin D-24 Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Claritin D-24. In March 2000, Schering-Plough filed suit in the U.S. District Court for New Jersey claiming that Andrx's ANDA product infringes two of its patents, one being a metabolite patent and the other a formulation patent, and seeking an order directing that the effective date for FDA's approval of that ANDA be no earlier than the expiration date of the subject patents. Andrx responded to these claims by denying infringement and, among other things, raising various other defenses. Discovery has been completed relative to the metabolite patent and the parties have filed motions for summary judgment based thereon. The District Court has set the motions down for oral argument on April 18-19, 2002. With regard to the formulation patent, the District Court has directed that all fact discovery relative thereto be completed by May 17, 2002 after which the District Court will determine how much time will be allowed to complete expert discovery.

         Claritin Reditabs Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Claritin Reditabs. In January 2001, Schering-Plough filed suit in the U.S. District Court for New Jersey claiming that Andrx's ANDA product infringes the metabolite patent that is at issue in the Claritin D-24 Litigation described above and seeking an order directing that the effective date for FDA's approval of that ANDA be no earlier than the expiration date of the subject patent. Andrx responded to these claims by denying infringement and, among other things, raising various other defenses. The District Court has approved a stipulation of the parties that any final judgment entered by the District Court in the Claritin D-24 litigation regarding the disputed claims of the metabolite patent shall be final and binding on the parties as to the disputed metabolite patent claims in this action.

         Claritin D-12 Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Claritin D-12. In September 2001, Schering-Plough filed suit in the U.S. District Court for the District of New Jersey claiming that Andrx's ANDA product infringed the metabolite patent that is at issue in the Claritin D-24 litigation described above and seeking an order directing that the effective date for FDA's approval of the Andrx ANDA be no earlier than the expiration date of the subject patent. Andrx responded to these claims by denying infringement and, among other things, raising various other defenses. The District Court has approved a stipulation of the parties that any final judgment entered by the U.S. District Court for New Jersey in the Claritin D-24 litigation described above regarding the disputed claims of the metabolite patent shall be final and binding on the parties as to the disputed metabolite patent claims in this action.

         Paxil Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Paxil (paroxetine). On June 15, 2001, SmithKline Beecham Corporation and Beecham Group plc, filed suit against Andrx and BASF in the U.S. District Court for the Eastern District of Pennsylvania for alleged infringement of four patents relating to paroxetine and seeking an order directing that the effective date for FDA's approval of that ANDA be no earlier than the expiration date of the subject patents. Andrx responded to this claim by denying infringement, and, among other things, raising various other defenses, including counterclaims seeking a declaration that the patents are invalid. There are presently 12 related suits pending before the District Court that concern patents covering paroxetine hydrochloride. On September 28, 2001, the District Court consolidated all of the paroxetine cases for pre-trial discovery purposes only.

         Glucotrol XL Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Glucotrol. On July 7, 2001, Pfizer and Alza Corporation filed suits against Andrx in the federal courts in New Jersey and Florida for alleged infringement of six patents relative to Glucotrol. Subsequently, Pfizer and Alza amended the complaints to eliminate two patents, leaving four patents to be tried, two of which will expire in September 2003. The parties, with the approval of the courts involved, agreed to dismiss without prejudice the New Jersey action and to continue to prosecute the Florida action in the Florida District Court. On November 1, 2001, Andrx filed an answer, various affirmative defenses and counterclaims for a declaratory judgment of non-infringement, invalidity and unenforceability. On December 17, 2001, the Florida District Court issued a scheduling order directing that discovery be completed by December 3, 2002 and setting the case for trial on the March 2003 calendar.

         Pepcid Litigation

         As part of a joint venture between Andrx and Carlsbad Technology, Inc., Carlsbad developed and is manufacturing for distribution by Andrx a bioequivalent version of Pepcid. The bulk famotidine used by Carlsbad to make the product is obtained from a foreign supplier. On July 13, 2001, Richter Gedeon Vegyeszeti Gyar RT filed an action against Andrx, Carlsbad and seven other defendants, including the foreign famotidine supplier, in the U.S. District Court for the Eastern District of New York for alleged infringement of five patents relating to Pepcid. On September 17, 2001, Andrx filed an answer, affirmative defenses and a counterclaim for non-infringement and invalidity. Carlsbad has agreed to indemnify and hold harmless Andrx from any liability arising out of this action.

         Procardia XL Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Procardia XL. On November 9, 2000, Pfizer filed suit against Andrx for alleged infringement of US Patent No. 5,264,446 relative to Procardia XL. However, Andrx and Pfizer entered into a settlement which provided an agreed upon protocol for testing the Andrx product for infringement. If the product is ultimately determined to infringe the patent at issue, Pfizer has agreed to license the patent to Andrx in exchange for a royalty based on net sales.

PRODUCT LIABILITY INSURANCE

         The design, development and manufacture of Andrx's products or the products Andrx distributes involves a risk of product liability claims. Andrx has obtained product liability insurance that covers substantially all products marketed by Andrx's drug distribution operations, in bioequivalence and other studies for the products Andrx intends to commercialize. Andrx believe that its product liability insurance is adequate for its current operations, but may seek to increase Andrx's coverage prior to the commercial introduction of Andrx's product candidates. Product liability insurance is expensive and difficult to obtain and may not be available in the future on acceptable terms or in sufficient amounts, if it is available at all.

ANDRX CORPORATION PERSONNEL

         As of December 31, 2001, Andrx Corporation had approximately 1,837 employees, of whom 47 were involved in corporate administration, 520 were involved in Andrx's distribution operations and 88 were involved in Cybear's Internet business. The remaining 1,182 employees were involved in research, pharmaceutical development and manufacturing, including over 240 scientists, over 90 of whom hold Ph.D., masters or medical degrees.

                               BUSINESS OF CYBEAR

OVERVIEW

         Cybear is an information technology company that seeks to use the Internet to (i) aggregate information for physicians; (ii) improve the efficiency of administrative and communications tasks for physicians; and (iii) address the healthcare industry's critical need for secure and reliable transmission of information. Cybear is involved in four primary business lines:

         -        a physician-only portal (www.pol.net);

         -        e-prescribing and process patents;

         -        Laboratory Services Product Line; and

         -        e-Commerce portals.

         Cybear believes that access to physicians and their office staff is critical to achieving acceptance of the Internet as a technology, administrative and communications tool by the healthcare industry. Accordingly, Cybear has been devoting significant resources to building its physician user base. Following the April 2001 acquisition of Mediconsult.com, Inc. which included the Physicians' Online (POL) portal, Cybear obtained access to a registered physician-user base of over 223,000 physicians or approximately one-third of the practicing physicians in the U.S. POL is believed to be one of the most active physician websites in the country, with over seven-hundred thousand visits and over eight million page views per month.

         During the year ended December 31, 2001, revenues were primarily derived from product sales including revenues generated by Cybearclub LC, Cybear's joint venture with Andrx, application services and portal services. By exploiting its physician user base and proprietary technology, Cybear believes that it has the potential to generate revenue from multiple sources, including the licensing of ePrescribing software and process patents. However, Cybear's ability to generate revenues from all or any of these sources is still uncertain and there can be no assurance that Cybear can commercialize its products to generate any meaningful revenues and profits. Moreover, Cybear's business strategy may need to be significantly changed due to the evolving nature of the industry and limited access to financial resources.

CYBEAR PRODUCTS AND SERVICES

Physicians' Online Portal

         POL is an authenticated physicians-only online portal. POL offers physicians a wide range of activities, including medical content, discussion groups, e-mail accounts, surveys and eDetailing. It allows physicians to have easy access to the information needed to assist patients and manage their practices. POL products also allow members to collaborate with peers on evolving medical issues, advise and receive counsel on unique cases, express opinions on important professional issues and stay informed about non-medical issues directed to their outside needs and interests.

         Of its approximate 223,000 physician-only subscribers to POL, more than 20,000 use the POL website at least once a month. POL has been serving the online healthcare community since 1993.

         Cybear's primary marketing objective is to create a loyal and active physician community operating through POL and its "authenticated" physician user base. Cybear's marketing activities for POL focus on growing the number of active members, reactivating lapsed members and acquiring new members. Cybear intends to achieve this by marketing to its lapsed and marginal users, by utilizing partnerships to co-promote POL services and by promoting content and service enhancements to its users. POL's marketing is and will continue to be conducted primarily through the use of a direct sales team, telemarketing, face to face meetings and the use of e-mails to advise potential advertisers of POL and its attributes. Supplementing this direct sales approach will be the use of advertising in marketing publications.

         Cybear is continuing to develop the brand name "Physicians' Online" by enhancing the POL website to make it faster and easier to use. These enhancements will continue to focus on the community elements of POL and will improve applications. Cybear continues to improve the responsiveness of POL to its members, develop a sense of member "ownership", streamline the user interface and deploy additional relevant content and applications. All of this effort is directed to expanding the membership and increasing member usage.

         Cybear is also enhancing the interface and navigation for the POL site in order to deliver a fast and easy user experience so that physicians can save time. The POL portal will be further enhanced to make information retrieval, either through active searching or passive browsing, more convenient. For example, a new specialty center product has been developed that bundles information on a given topic in order to encourage members to rely on POL for complete information on their practice specialty.

         Physicians' Online Site Architecture

         Cybear intends to upgrade the core applications and its underlying technology in order to make the system architecture more flexible and easier to incorporate partners or update functionality.

         POL Revenues

         POL generated revenue during the year ended December 31, 2001 from the sale of banner advertisements, sponsored discussion groups, online market research to pharmaceutical and non-medical clients and through MD-Direct.

         Banner and tile advertisement services have been provided to My Doc Online, Inc., a subsidiary of Aventis, Johnson & Johnson, Allscripts Healthcare Solutions, Inc., AstraZeneca and Glaxo, among others. Advertisements are priced based upon industry standards utilizing "clicks-per-thousand."

         Cybear has done online market research for Aventis and Taylor Nelson Sofres Interactive, among others. The price that Cybear charges for this research is based on the level of detail and the scope of inquiry requested.

         MD-Direct is an online recruitment service for physicians. There is a monthly fee for access to the physician employee database.

e-PRESCRIBING AND PROCESS PATENTS

         @Rx is offered as a "no cost" subscription service for POL members. It is an Internet-based, application service provider (ASP) model application for prescriptions accessed through www.pol.net or www.polpractice.net portals by physicians and their staff. It features patient medication history (if available), drug utilization review (DUR), formulary checking, and electronic routing of prescriptions to retail and mail service pharmacies. Currently, Cybear has a pilot program to connect this application to certain retail chain pharmacies.

         Cybear is the owner of two process patents (U.S. Patents Nos. 5,737,539 and 5,845,255) issued in 1998 related to electronic and Internet prescription writing. The patents, taken together, apply to the process of electronic prescribing when a diagnosis or patient condition-objective is recorded and/or a script is "Bridged". Bridging occurs when one script is issued for mail order fulfillment and a second script is automatically created for immediate use through local fulfillment. These patents potentially impact most electronic medical records (EMR), practice management system (PMS) vendors, point of care, and other companies offering electronic prescription tools for physicians. Pharmacy benefit managers (PBMs) and managed care organizations (MCOs) are also potential licensees or strategic partners for the @Rx application or patent use agreements.

         Cybear has also entered into patent agreements with a number of companies, including Merck-Medco, PacifiCare Health Systems, Inc. through its subsidiary, RxConnect Acquisition Corporation, ePhysician, Inc., Readyscript(R), Inc., RTRX, Inc., Logon Health Corporation and iScribe, Inc. These agreements generate revenues through upfront and deferred payments and ongoing royalty obligations.

         @Rx Product Description

         @Rx is an Internet-based, application server provider prescription management tool for physicians and their staff. Each @Rx user has a unique password and user identification that allows the prescriber to write, refill and/or renew secure prescriptions online and to electronically route the prescription to mail order pharmacies. This electronic routing has certain connectivity sources for pharmacy submission: Merck-Medco Managed Care LLC mail service facilities, ProxyMed, Inc. for retail chain pharmacy connectivity (pilot stage) and NDC-Health Corporation for retail chain and independent pharmacy connectivity (development stage), and Cybear's Internet portal, Rx.Cybear.com, designed for independent pharmacies.

         The current @Rx Version 2.6, features patient medication history, drug utilization review, formulary checks and electronic routing of prescriptions. It is designed for physicians and is built for a physician's entire patient population for prescribing on an Internet connected desktop PC.

         The @Rx PDA Application compliments the desktop PC version. The PDA version uses Pocket PC(R), which is a Windows CE(R) operating system for handheld computers.

         Market Description and Strategy

         As reported in the Forrester Report, "Doctors Connect with Handhelds" in June 2001, automated prescription writing today has a very low adoption rate by physicians. This report indicates that 16% of their respondents have automated their prescription writing process today. However, the same article reported that by 2003, 82% of physicians will have automated prescription writing.

         A marketing and enrollment campaign has been launched targeting matches between POL users and Merck-Medco "High Prescribers" in a select few states. If successful, this program will result in a customer base, which may enable Cybear to generate future transactional revenues utilizing @Rx.

         An application licensing agreement has been signed with Merck-Medco. This agreement provides the licensee with the right to utilize the @Rx software. Revenues from this type of agreement include up front and annual maintenance transaction fees.

LABORATORY SERVICES PRODUCT LINE

The Cybear Lab Service Line consists of:

         -        Lab outreach software; and

         - A proprietary systems integration tool that allows data to flow from one program to another.

         Dr. Chart(TM)

         Dr. Chart provides secure transmission of laboratory orders and results data from clinical information systems to and from hospitals, reference laboratories, physician offices and other provider sites over the Internet.

         More specifically, Dr. Chart software is a clinical software application that allows physicians, nurses, and other clinicians to effectively manage all patient information necessary to efficiently process test order-entry, results reporting with cumulative summaries, and Medicare Medical Necessity Compliance editing with Advanced Beneficiary Notification (ABN).

         Cybear utilizes a proprietary systems integration tool called Clinical Data Exchange(TM) (CDX(TM)) to link Dr. Chart to disparate laboratory and other hospital-based information systems. CDX resides on a Windows NT platform, and has been interfaced with virtually every major systems vendor in the healthcare industry, including, McKesson/HBOC, Siemens/SMS, Cerner, Sunquest, Antrium, Citation and Meditech.

         The primary marketplace for Dr. Chart is mid-sized to larger laboratories located in the United States. Although physicians and other health care providers use Dr. Chart, they are not the purchasers of Dr. Chart systems. Revenues, which have been limited to date, have been generated through licensing and maintenance fees.

         According to the Clinical Laboratory Management Association, there are approximately 14,300 laboratories in the United States. The majority of these laboratories are relatively small and do not actively engage in outreach efforts that would benefit from automating the communications process with referring health care professionals. The remainder, approximately 4,000 laboratories, comprise the target market. Of these laboratories, only a small percentage already have an Internet-based orders solution in place. Cybear intends to target these laboratories as potential licensees. This type of licensing agreement includes upfront and annual maintenance fees.

e-COMMERCE PORTALS

         Cybear's e-Commerce portals consist of:

         -        Marketplace at Dr. Cybear;

         -        Marketplace at POL; and

         -        Shop@POL.

         Marketplace is the e-commerce environment that is positioned on the dr.cybear.com and the pol.net websites. The sites provide a wide range of medical products, including vaccines and injectables, for physicians, office managers and support persons in the medical office.

         The Marketplace at Dr. Cybear is the subject of the Cybearclub LC joint venture between Cybear and Andrx, intended to distribute healthcare products to physicians' offices through the Internet. Capital contributions to, distributions from and net income or loss generated by Cybearclub are allocated in proportion to Cybear's and Andrx's interests in the joint venture. Such interests are 55% to Cybear and 45% to Andrx. Cybearclub's management committee is comprised of five members. Three members were appointed by Cybear and two members were appointed by Andrx.

         Cybearclub utilizes Andrx telemarketers to market the Marketplace and transition Andrx physician customers to ordering through Cybearclub on the Internet. Andrx telemarketers are also utilized to introduce Cybearclub Marketplace to new physician customers. Cybear personnel provide technical support to the customer.

         As part of its operations, Andrx purchases products from outside vendors and distributes them to pharmacies and physicians who it generally contacts through telemarketers. In connection with Cybearclub, Andrx sells some of those products to Cybearclub at cost; Andrx also charges Cybearclub for certain fulfillment and back office operations such as purchasing, warehousing and distribution, as well as customer service and telemarketing activities. Such services were originally charged at 10% and subsequently changed to 6% of gross sales. The current rate of 6% could increase if Cybearclub achieves certain quarterly gross sales levels.

         Shop@POL is a newly launched retail-based mall featuring top online brands and merchants, such as Disney, LL Bean, Dell Computers and Cars-Direct.com and many others. The site provides a shopping environment that is contained within the secure www.pol.net portal.

COMPETITION

         Physicians' Online

         Due to Web-MD's recent acquisition of Medscape, Web-MD is the closest competitor to the POL portal.

         Laboratory Services

         Competitors to Cybear's Dr. Chart application include Cerner, Sunquest, Medplus, Specialty Labs, Atlas, Formatica, LabDat, Axolotl and WebMD.

         e-Commerce Portals

         Competitors to Cybear's Marketplace for medical products, including vaccines and injectables include Amerisource Bergen Corporation, McKesson Medical-Surgical and Cardinal Health, Inc. All retail portals on the Internet compete with Cybear's retail portal, shop@pol.

         Many of these competitors have substantial installed customer bases in the healthcare industry and the ability to fund significant product development and acquisition efforts. Cybear believes that the principal competitive factors in the market include knowledge of user needs and client service, system quality and product features, price and the effectiveness of marketing and sales efforts.

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

         Proposals to reform the current healthcare system have been and will continue to be considered by Congress. These proposals could increase governmental involvement in healthcare and otherwise change the operating environment for Cybear's potential customers. Healthcare organizations may react to these proposals and the uncertainty surrounding those proposals by curtailing or deferring investments. On the other hand, changes in the regulatory environment have in the past increased and may continue to increase the needs of healthcare organizations for cost-effective information management and thereby enhance the marketability of Cybear's products and services. Cybear cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on Cybear's results of operations, financial condition and business.

         Cybear's products and services are not directly subject to governmental regulations. However, with regard to healthcare issues on the Internet, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2002. It will be necessary for Cybear's platform and for the applications that it provides to be in compliance with the proposed regulations. Congress is also likely to consider legislation that would establish uniform, comprehensive federal rules about an individual's right to access his own or someone else's medical information. This legislation would likely define what is to be considered "protected health information" and outline steps to ensure the confidentiality of this information.

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

         Internet user privacy has become an issue in the United States. Current privacy law consists of a few disparate statutes directed at specific industries that collect personal data, none of which specifically covers the collection of personal information online. The United States could adopt legislation purporting to protect such privacy. Any such legislation could affect the way in which Cybear is allowed to conduct its business, especially those aspects that involve the collection or use of personal information, and could have a material adverse effect on Cybear's business, financial condition and operating results. Moreover, it may take years to determine the extent to which existing laws governing issues such as property ownership, libel, negligence and personal privacy are applicable to the Internet.

         The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. Congress recently extended the moratorium on certain types of taxation on Internet commerce through December 31, 2005. Cybear cannot predict the effect of current attempts at taxing or regulating commerce over the Internet. Any legislation that substantially impairs the growth of e-commerce could have a material adverse effect on Cybear's business, financial condition and operating results.

INTELLECTUAL PROPERTY

         Cybear seeks to protect its proprietary information through nondisclosure agreements with its employees. These nondisclosure agreements contain provisions prohibiting the disclosure of confidential information to anyone outside Cybear, requiring disclosure to Cybear of any new ideas, developments, discoveries or inventions conceived during employment, and require assignment to Cybear of proprietary rights in matters related to Cybear's business.

         Cybear also relies on a combination of trade secrets, copyright and trademark laws and technical measures to protect its rights in various methodologies, systems and products. Cybear believes that because of the rapid pace of technological change in the Electronic Data Interface industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability, experience and integrity of Cybear's employees, frequent product enhancements and the timeliness and quality of support services.

         Cybear has a federal service mark and trademark registration for "Cybear", a federal service mark registration for "Physicians' Online" and a federal trademark registration for "Dr. Chart", among other trademarks and service marks. Cybear has also registered the domain names "Cybear.com", "POL.net", "Cybeardoc.com", "Medimail.org", and "e-scrips.com", among others. Cybear has asserted its rights in these electronic prescription processing patents against certain third party infringers and intends to continue to enforce its rights with respect to these patents. Cybear has also licensed these patents to Merck-Medco, PacificCare Health Systems, Inc., through its subsidiary, RxConnect Acquisition Corporation, among others.

         Although Cybear believes that its products do not infringe on the intellectual property rights of others, no assurance can be given that a claim will not be asserted against Cybear in the future. If asserted, such a claim could cause Cybear to lose revenues or incur substantial litigation expense.

CYBEAR EMPLOYEES

         As of December 31, 2001, Cybear had approximately 88 full time employees, 14 in administration and finance, 41 in technical and research and development, 14 in sales and marketing and 19 in operations. Cybear believes that relations with its employees is good.

ITEM     2. PROPERTIES


ANDRX

         Andrx owns a 15-acre tract of land in Davie, Florida on which it built approximately 245,000 square feet of space. Andrx leases approximately 95,000 square feet, consisting of two buildings, in a complex adjacent to this building. Together, this space is used for offices, warehousing, research and development, pilot and commercial product manufacturing, quality control laboratories, shipping and portions of executive offices. The leased buildings are occupied pursuant to leases expiring May 31, 2003, at a current total annual rent of approximately $800,000. Each of the leases affords Andrx five five-year renewal options, and requires Andrx to pay certain common area costs.

         Andrx leases an approximately 152,000 square foot facility in Weston, Florida, for its sales, marketing, telemarketing, distribution operations and a portion of Andrx's executive offices. This lease expires in June 2009, has two five-year renewal options, at a current annual rental of approximately $1.3 million.

         Andrx has two five-year leases beginning May 1, 2001, for an additional 34,600 square feet of space, at a current annual rent of approximately $360,000. Located nearby its manufacturing facilities, in Davie, Florida, Andrx uses this space for warehousing.

         Andrx leases an approximately 129,000 square foot facility in Weston, Florida, which Andrx is using or intends to use for offices, warehousing and manufacturing, distribution, and the research and product development of generic versions of specialty, niche and immediate release pharmaceutical products. This lease expires in June 2017, has two five-year renewal options, and an initial annual rental of approximately $540,000.

         Andrx leases an approximately 4,600 square foot facility in Hackensack, New Jersey, for its clinical development operations. This lease expires July 2006. Current annual rental for this facility is approximately $115,000.

         Andrx has an approximately 9,000 square foot facility in Weston, Florida, for Andrx Laboratories' commercial operations and administrative personnel. This lease expires in 2003, at a current annual rental of approximately $173,000.

         Andrx leases an approximately 4,700 square foot facility in Ft. Lauderdale, Florida, for additional administrative personnel related to its Andrx brand research and development activities. This lease expires in 2005, has two five-year renewal options, and current annual rental of approximately $80,000.

         Andrx acquired an 11,000 square foot facility in Grand Island, New York, which is utilized for VIP's distribution operations.

         In connection with the acquisition of CTEX in January 2001, Andrx leases a 30,000 square foot facility in Madison, Mississippi, which houses CTEX's administrative offices and warehousing facilities. This lease expires in 2005, and has a current annual rental of approximately $180,000.

         In July 2001, Andrx entered into a three-year lease for a 4,500 square foot facility in Jackson, Mississippi, to house CTEX's sales, administration and support personnel. The lease expires in September 2004 with a current annual rental of approximately $78,000.

         In connection with the acquisition of Armstrong, Andrx assumed a lease for a 24,000 square foot storage facility in Westwood, Massachusetts, with a current annual rental of approximately $208,000 which expires in December 2002, and a lease for a 46,000 square foot manufacturing facility in West Roxbury, Massachusetts, with a current annual rental of approximately $276,000 which expires in March 2002. In July 2001, Andrx exercised an option to renew the lease for a three year term expiring in March 2005 and was granted five options to extend the term of the lease for five successive one year terms through March 2010.

         In August 2001, Andrx entered into a lease for an approximately 110,000 square foot facility in Canton, Massachusetts, to house administrative offices, laboratories, warehousing and packaging. The lease expires in November 2011 with a current annual rental of approximately $1.1 million. Andrx also has two options to extend the term of the lease for five years each.

         In September 2001, Andrx entered into a ten year lease for an approximately 356,000 square foot facility located in Columbus, Ohio, to be utilized as a warehousing and distribution facility. The lease expires in March 2012 with current annual rentals of approximately $641,000. Andrx expects the facility to be occupied by the second half of 2002.

         In March 2001, Andrx entered into two leases for approximately 6,300 and 9,800 square foot facilities in Hollywood, Florida, to be utilized as research and development labs. The leases expire in May 2004 with current annual rentals of approximately $90,000 for the 6,300 square foot facility and $176,000 for the 9,800 square foot facility.

CYBEAR

         Cybear leases approximately 38,100 square feet in Boca Raton, Florida, for its corporate headquarters and network operating systems. The lease provides for a current annual rental of approximately $505,000, excluding taxes, insurance, utilities and common area maintenance charges. The lease expires in March 2007.

         Cybear leases approximately 8,000 square feet in a facility in Ft. Washington, Pennsylvania, which houses software license and development operations. This lease expires in December 2002, at a current annual rental of approximately $136,000, excluding taxes, insurance, utilities and common area maintenance charges.

         In connection with Cybear's acquisition of Mediconsult.com, Inc. in April 2001, Cybear leases approximately 6,500 square feet of office space in Tarrytown, New York, for its sales and Internet portal operations. This lease expires in October 2006, at a current annual rental of approximately $164,000, excluding taxes, insurance, utilities and common area maintenance charges.

ITEM 3.  LEGAL PROCEEDINGS

ANDRX LITIGATION

         See "Item 1 - Patent Litigation and Proprietary Rights" for a description of the patent litigation involving Andrx.

ANDRX LITIGATION

         In January 2001, Biovail acquired from Aventis its rights to Cardizem CD, including Aventis' rights under the 1999 stipulation which resulted in the dismissal of the patent infringement litigation between Aventis and Andrx relating to Andrx's bioequivalent version of Cardizem CD. On January 19, 2001, Andrx received a letter from Biovail's counsel advising Andrx that Andrx's sale of certain lots of Cartia XT, Andrx's bioequivalent version of Cardizem CD, did not meet the safe-harbor dissolution values specified in the 1999 stipulation which, according to Biovail, constitutes a breach of the 1999 stipulation and demanding that the nonconforming product be removed from the market. Among other things, Andrx responded to this letter by filing suit against Biovail in the U.S. District Court for the Southern District of Florida, alleging breach of contract, violations of the Lanham Act and Florida's Deceptive and Unfair Practices Act, tortious interference with business relationships, common law unfair competition, abuse of process and a declaratory judgment that Andrx did not breach the 1999 stipulation and that its ANDA does not infringe any of Biovail's patent rights. On March 30, 2001, Biovail moved to dismiss Andrx's claims for breach of contract, declaratory relief and abuse of process. Biovail's motion is still pending. On November 7, 2001, Andrx filed a second amended and supplementary complaint that, among other things, added another count for declaratory relief, relating to Biovail's assertion that a particular lot of Cartia XT is not bioequivalent to Cardizem CD. On February 21, 2002, Andrx and Biovail entered a binding letter agreement, subject to FTC approval, settling with prejudice all pending litigation and disputes between the companies relating to Biovail's Cardizem CD and Tiazac and Andrx's bioequivalent version of such products, Cartia XT and Taztia XT, respectively. The letter agreement provides that Biovail will license on a non-exclusive basis any patents it may have or hereafter acquire relating to Tiazac in exchange for a royalty that Andrx will pay to Biovail, based on Andrx's net sales of Taztia XT. The agreement with Biovail has not received regulatory approval. Andrx is unable to determine the ultimate outcome of this matter.

          Since August 1998, putative class and individual actions have been filed against Andrx in Alabama, California, Florida, Illinois, Kansas, Michigan, Minnesota, New York, Tennessee, Wisconsin, North Carolina and the District of Columbia. Similar class actions were commenced in Federal Court. The actions pending in federal court have been consolidated for multi-district litigation purposes in the U.S. District Court for the Eastern District of Michigan. In all of these suits, Aventis has been named as a co-defendant. The complaint in each action alleges that Andrx and Aventis, by way of the 1997 stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly have given Aventis and Andrx a near monopoly in the U.S. market for Cardizem CD and a bioequivalent version of that pharmaceutical product. According to the complaints, the monopoly possessed by the defendants enables Aventis to perpetuate its ability to fix the price of Cardizem CD at an artificially high price, free from generic competition, with the result that direct purchasers such as pharmacies, as well as indirect purchasers such as medical patients who have been issued prescriptions for Cardizem CD are forced to overpay for the drug. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 1999, most of those class actions were consolidated for pre-trial purposes in the U.S. District Court for the Eastern District of Michigan.

         On June 6, 2000, the District Court granted plaintiffs' motion for partial summary judgment against Andrx and Aventis in the pending putative class actions. The District Court determined that the 1997 stipulation Andrx had entered into with Aventis relating to their Cardizem CD patent litigation constitutes a restraint of trade that is illegal per se under section 1 of the Sherman-Antitrust Act. On August 15, 2000, the District Court granted Andrx's and Aventis' motions to certify two questions relating to this determination to the United States Court of Appeals for the Sixth Circuit. On December 12, 2000, the Court of Appeals accepted the appeal, as certified by the District Court. The appeal has been fully briefed and the Court of Appeals has set April 30, 2002 as the date for oral argument. On March 14, 2001, the District Court granted the plaintiffs' motion to certify the case as a class action on behalf of all persons or entities who directly purchased Cardizem CD from Aventis during a specified period. On April 4, 2001, the District Court also certified as a class the indirect purchasers of Cardizem CD.

         On May 14, 2001, the State Attorney Generals for the States of New York and Michigan, joined by 13 additional states and the District of Columbia, filed suit against Andrx and Aventis in the same federal court in which the above described consolidated Cardizem CD antitrust class action litigation is being conducted. The attorney generals' suit is brought on behalf of their government entities and consumers resident in their jurisdictions who allegedly were damaged as a result of the 1997 stipulation. Subsequently, an amended complaint was filed adding 12 additional States and Puerto Rico to the action. The lawsuit essentially reiterates the claims asserted against Andrx in the Cardizem CD antitrust class action litigation and seeks the same relief sought in that litigation.

         On July 26, 2001, Blue Cross Blue Shield of Michigan, joined by three other Blue Cross Blue Shield plans (one in Minnesota and two in New York), filed suit against Andrx and Aventis in the U.S. District Court for the Eastern District of Michigan on behalf of themselves and as claim adjustors for their self-funded customers to recover damages allegedly caused by the 1997 stipulation. The complaint essentially repeats the claims asserted against Andrx that are being litigated in the above described consolidated Cardizem CD antitrust class action litigation and seeks substantially the same relief sought in that litigation.

         The U.S. District Court for the Eastern District of Michigan has divided the above described class actions, individual actions and actions by the State Attorney Generals and the Blue Cross Blue Shield Health Plans directed at the 1997 stipulation entered into by Andrx and Aventis into the following categories: (1) Sherman Act Class Actions; (2) Sherman Act Individual Actions;
(3) State Law Class Actions; (4) State Law Individual Actions; and (5) State Attorney Generals and Health Plan Actions. Motions by Andrx and Aventis to dismiss the Sherman Act Class Actions, the Sherman Act Individual Actions and State Law Class Actions were denied by the District Court. Andrx has answered the complaints in the Sherman Act Class Actions and the Sherman Act Individual Actions denying the allegations of the plaintiffs. Andrx has filed motions to dismiss the amended complaints in the State Law Class Actions, the State Law Individual Actions, the State Attorney Generals Action, and the Blue Cross Blue Shield Action. Discovery is currently scheduled to close April 1, 2002.

         In addition to the consolidated proceedings in the U.S. District Court for the Eastern District of Michigan, there are two actions pending in state courts in Florida, Lowery v. Hoechst AG et al., Civil Action No. 98-27437CA11 (Cir. Ct., Eleventh Judicial Circuit, Dade County) and Aetna U.S. Healthcare, Inc. et al., v. Hoechst AG et al., Civil Action No. 98-116699AN (Cir. Ct., Fifteenth Judicial Circuit, Palm Beach Co,) and two actions pending in state courts in Kansas, Aetna U.S. Healthcare, Inc. et al., Case No. 99 C 00200 (Dist. Ct., Johnson Co.) and Neal v. Hoechst AG et al., Case No. 99 C 2350 (Dist. Ct., Johnson Co.). These actions are currently stayed.

         On March 16, 2000, Andrx was named as a respondent by the FTC in an administrative action seeking a cease and desist order against future agreements similar to the stipulation and other remedies. Contrary to the FTC's position, Andrx believes that the stipulation was pro-competitive and benefited consumers. On April 2, 2001 the FTC Commissioners voted to approve the proposed consent decree and, after a 30-day period of public comment, in which no comments were submitted, the consent decree was approved by the FTC. In substance, the consent decree prohibits Andrx, when it is either (1) a holder of a NDA or the owner of a patent listed in the Orange Book or (2) a party determined by FDA to be entitled to, or eligible for, a 180-day marketing exclusivity period for an ANDA product which has not yet commenced running or expired, from entering into any agreement that (1) prevents a party to the agreement from relinquishing its right to the 180-day marketing exclusivity period, or (2) requires a party to the agreement to refrain from researching, developing, manufacturing, marketing, or selling any drug product that could be approved for sale pursuant to an ANDA as to which such party is the ANDA first filer and that is not the subject of any written patent infringement. The consent decree did not impose any monetary penalties or fines against Andrx.

         In January 1999, Andrx and Andrx's bioequivalent pharmaceutical distribution subsidiary, Anda, Inc., were served with third party complaints filed against them by certain doctors and distributors who are defendants in various legal actions relating to the sale of phentermine by Anda and its usage as a diet drug when taken in combination with fenfluramine, commonly known as "phen-fen." The substance of the third party complaints is that the defendants are without fault with respect to the claims in those actions but, if they are found liable on any of those claims, then allegedly having obtained one or more of the drugs from Anda, they are entitled to indemnification in an amount to pay and discharge any judgment entered against them in the putative class action together with costs, expenses and attorney fees. Andrx and Anda have never sold fenfluramine and believe that these claims are without merit. Andrx is being represented and defended in this action by counsel designated by its insurer.

         In November 1999, another phen-fen diet lawsuit was filed against Anda in the Superior Court of New Jersey by a husband, who claimed to have obtained or purchased, either directly or indirectly, from Anda and others, and thereafter ingested, phentermine, dexfenfluramine and fenfluramine, causing serious medical consequences, all to his financial detriment, and his wife, who, on behalf of herself and her two children, claimed monetary damages arising from emotional distress to herself and her children, loss of spousal/paternal companionship and expenditure of money, time and care for her husband required by her husband's alleged injuries which are permanent and continuous in nature. Anda has never sold dexfenflurarmine or fenfluramine. In June 2001, this case was voluntarily dismissed.

         On November 23, 2001, Lemelson Medical, Education & Research Foundation, Limited Partnership filed suit against Andrx and numerous other companies in the U.S. District Court for the District of Arizona for alleged infringement of patents relating to (1) reading bar codes and (2) computerized camera imaging and analysis. These processes are used by many companies in connection with the price labeling of their products. Andrx is investigating the facts and evaluating the claims and has not yet responded to the complaint.

         On November 14, 2001, Gerald Lannes on behalf of himself and others, filed a putative class action against Andrx in Superior Court, State of Arizona, relating to the average wholesale pricing (AWP) of pharmaceutical products and alleging that Andrx and other unnamed pharmaceutical companies have been and, continue to be, conspiring to report fictitious AWP. Plaintiff claims violations of the Arizona Consumer Fraud Act and illegal restraint of trade attendant thereto, and seeks compensatory, punitive and treble damages in an unspecified amount, pre and post judgment interest and attorneys fees and costs.

         A series of putative class actions have been filed against Andrx and numerous other pharmaceutical companies in the federal courts in the states of Kentucky and Washington and in the Judicial District Court of the State of Louisiana relating to the use of phenylpropanolamine (PPA) in drug products and damage allegedly incurred by the consumers of such products. The federal actions have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Western District of Washington for consolidated discovery and other pre-trial proceedings. The Louisiana state court action is being removed to the federal district court and thereafter is expected to be consolidated for pre-trial purposes with the other federal court actions in the Western Court of Washington. Andrx has been joined in this action because it acquired Entex, a product, which at one time, contained PPA, from a subsidiary of Elan. Upon acquiring the Entex product, Andrx reformulated the Entex product eliminating PPA as an active ingredient. Andrx has never caused the Entex product to be manufactured with PPA as an active ingredient and Elan has indemnified Andrx in connection with any litigation arising from Entex and PPA therein.

         On March 7, 2002, Alpharma USPD, Inc., for whom Armstrong had done contract manufacturing, notified Armstrong that the Epinephrine Mist product manufactured by Armstrong was subject to a recall. Alpharma claims that Armstrong has breached its manufacturing agreement and requests indemnification for the full amount of its loss arising from the recall. Alpharma estimates that its loss could be in excess of $10 million. Andrx is currently investigating this matter and has disputed both the basis for liability and the amount of damages, if any, which may be owing. Nonetheless, Andrx is also seeking indemnification from Medeva, from whom Andrx acquired Armstrong, for the losses claimed by Alpharma.

         On March 22, 2002, Ronald Kassover filed a putative securities fraud class action against Andrx and certain of its officers and directors in the U.S. District Court for the Southern District of Florida, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff purports to bring the suit on behalf of all persons or institutions who acquired Andrx common stock from April 30, 2001 through February 21, 2002. The complaint alleges that, during the time period in question, Andrx publicly issued a series of material misrepresentations to the market regarding the regulatory status of its bioequivalent version of the drug Tiazac. These statements allegedly misled the investing public into believing that, but for the pending patent litigation with Biovail, Andrx's bioequivalent version of Tiazac was ready to be marketed when, in fact, FDA had raised "certain issues" concerning bioequivalent Tiazac, as Andrx disclosed on February 21, 2002, in connection with its announcement that it had reached a tentative settlement with Biovail relating to that patent dispute. According to the plaintiff, Andrx's February 21, 2002 announcement precipitated a decline in Andrx's stock price. Andrx believes the complaint has no merit, notes that the stock price of the Andrx common stock actually increased following the February 21, 2002 announcement, and believes that the decline, on February 22, 2002, in the price of the Andrx common stock, was substantially unrelated to the status of Tiazac within FDA.

CYBEAR LITIGATION

         On October 19, 1993, Terrill Hill Burnett filed an action in the U.S. District Court for the Southern District of New York against Physicians' Online and some of the original shareholders of the company alleging (1) securities and common law fraud in the sale of shares of common stock; (2) breach of fiduciary duty and negligent misrepresentation; (3) breach of an employment agreement; (4) compensation for services rendered; and (5) gender discrimination. Ms. Burnett seeks damages in an amount in excess of $1 million and punitive damages. All of Ms. Burnett's claims have been dismissed except her claims for breach of employment agreement and quantum meruit. Physicians' Online has vigorously defended the case and has asserted several affirmative defenses to plaintiff's claims. Discovery has commenced and no trial date is set.

         On May 8, 2001, Cybear filed an action against Healthcare.com Corp. alleging claims for breach and wrongful termination of contract and seeking damages for past due amounts owed under the parties' contract, lost profits, interest and attorneys' fees in the Circuit Court of Palm Beach County, Florida. On August 29, 2001, Cybear amended its complaint to add counts for enforcement of statutory lien and wrongful replevin. The wrongful replevin claim was dismissed without prejudice for lack of ripeness. On October 17, 2001, Healthcare.com filed an answer, affirmative defenses and a multiple-count counterclaim for (1) replevin, (2) breach of the AHA and Product Schedule, (3) breach of the Software Maintenance Agreement, (4) declaratory judgment terminating the software licenses, (5) conversion for withholding Healthcare.com's property and (6) conversion for altering Healthcare.com's property. The relief sought by Healthcare.com is for damages in an unspecified amount, plus pre-judgment interest, attorneys' fees and costs. Cybear believes that Healthcare.com's claims are without merit.

         On October 9, 2001, Nicebid.Com, LLC served a demand for arbitration of its claims against Cybear and Telegraph Consulting Corporation. The claims arise out of an agreement between the parties relating to web design and web hosting services and are for alleged breach of contract, breach of warranty, negligence, fraudulent inducement, fraud and violation of the New Jersey Consumer Fraud Act. Nicebid seeks compensatory damages in the amount of $7 million, punitive damages in an unspecified amount, plus attorneys' fees and costs of the proceeding. Cybear has asserted numerous defenses.

         In February 2001, the Southeast Regional Office of the Securities and Exchange Commission commenced a formal private investigation of Cybear, which focused on Cybear's revenue reporting, disclosure and internal controls in 1999 and 2000 with respect to Cybearclub LC, a joint venture between Andrx and Cybear intended to promote the distribution of certain healthcare products through the Internet. This investigation followed an informal inquiry conducted by the SEC staff beginning late in the third quarter of 2000. Andrx Corporation and the SEC staff have held discussions concerning the SEC's investigation and a possible resolution. However, no assurances can be given that a settlement can be reached. Further, if settlement negotiations fail, Andrx Corporation cannot predict with any certainty the nature of any enforcement action or what charges the SEC might pursue.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.


(A)      MARKET INFORMATION

         Andrx Corporation has two classes of common stock: Andrx common stock and Cybear common stock, both of which are quoted on the Nasdaq National Market. For the calendar quarters indicated, the table below sets forth the high and low sales prices per share of Andrx common stock and Cybear common stock, as reported on the Nasdaq National Market, based on published financial resources.

                                               ANDRX COMMON STOCK             CYBEAR COMMON STOCK
                                                MARKET PRICE (1)                MARKET PRICE (2)
                                           ------------------------         ----------------------
                                            HIGH              LOW            HIGH            LOW
                                           -------         --------         -------        -------
2000
First Quarter.......................       $ 65.50         $ 20.13          $ 49.00        $ 17.52
Second Quarter......................         68.31           43.63            23.52          10.00
Third Quarter.......................         95.88           63.94            19.52           2.00
Fourth Quarter......................         94.88           58.81             5.76           0.76

2001
First Quarter.......................       $ 72.25         $ 38.50           $ 4.00         $ 0.76
Second Quarter......................         77.00           44.94             4.12           1.00
Third Quarter.......................         77.39           58.07             6.36           0.50
Fourth Quarter......................         76.52           61.30             0.92           0.26


--------------------
(1) Andrx common stock market prices reflect the April 2000 two-for-one stock split.
(2) Cybear common stock market prices reflect the July 2001 one-for-four reverse stock split.

         Nasdaq has notified Andrx Corporation that the Cybear common stock is subject to delisting because Cybear common stock is not in compliance with the continued listing requirements of the Nasdaq National Market since the Cybear common stock failed to (a) maintain minimum market value of publicly held shares of $5 million and a minimum bid price of $1.00 for 30 consecutive trading days. Cybear common stock has been given 90 calendar days, or until May 23, 2002, to regain a minimum market value of $5 million as well as a bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. If the Cybear common stock does not meet these criteria by May 23, 2002, Nasdaq will provide written notification that the Cybear common stock is subject to delisting. Delisting may be irrelevant due to the conversion described below.

         On March 28, 2002, Andrx Corporation announced its plans to convert all of the outstanding shares of Cybear common stock into shares of Andrx common stock effective May 17, 2002. Each outstanding share of Cybear common stock will be converted into 0.00964 of a share of Andrx common stock. Following the conversion, the businesses that comprise Cybear will operate within Andrx and the Andrx common stock will constitute the only outstanding common stock of Andrx Corporation. A special committee of Andrx Corporation's board of directors, which was appointed to represent the interests of the holders of the Cybear common stock, received an opinion from Raymond James & Associates, Inc. that the consideration to be received, as provided in Andrx Corporation's certificate of incorporation, is fair, from a financial point of view, to the holders of the Cybear common stock.

         The conversion ratio is based upon the relative market values of the Andrx common stock and Cybear common stock averaged over the period from February 22, 2002 through March 21, 2002. The conversion ratio includes a 25% premium on the value of the Cybear common stock, as required by the terms of Andrx Corporation's certificate of incorporation, which was approved by the Andrx and Cybear stockholders in the reorganization. The conversion is expected to result in the issuance of approximately 65,013 shares of Andrx common stock.

(B)      HOLDERS

         As of March 9, 2002, there were approximately 200 holders of record of Andrx common stock and approximately 200 holders of record of Cybear common stock. Andrx believes the number of beneficial owners of its Andrx common stock is in excess of 14,000 and the number of beneficial owners of its Cybear common stock is in excess of 21,000.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REORGANIZATION

         On September 7, 2000, Andrx Corporation completed a Plan of Merger and Reorganization (the "Reorganization") whereby it acquired the outstanding equity of its Cybear Inc. subsidiary that it did not own, reincorporated in Delaware and created two new classes of common stock:

         - Andrx Group Common Stock ("Andrx common stock"), to track the performance of Andrx Group ("Andrx Group" or "Andrx") which includes Andrx Corporation and its subsidiaries, other than its ownership of Cybear Group ("Cybear Group" or "Cybear"); and

         - Cybear Group Common Stock ("Cybear common stock"), to track the performance of Cybear Group.

         Cybear Group currently includes (i) Cybear Inc. and its subsidiaries,
(ii) certain potential future Internet businesses of Andrx Corporation, (iii) effective November 22, 2000, certain operating assets of AHT Corporation, and
(iv) effective April 2, 2001, Mediconsult.com, Inc. and its subsidiaries ("Mediconsult").

         Holders of Andrx common stock and Cybear common stock are stockholders of Andrx Corporation, have no specific rights to assets designated to Andrx or Cybear and are subject to all the risks and uncertainties of Andrx Corporation detailed herein or from time to time in Andrx Corporation's filings with the Securities and Exchange Commission.

         On March 28, 2002, Andrx Corporation announced its plans to convert all of the outstanding shares of Cybear common stock into shares of Andrx common stock effective May 17, 2002. Each outstanding share of Cybear common stock will be converted into 0.00964 of a share of Andrx common stock. Following the conversion, the businesses that comprise Cybear will operate within Andrx and the Andrx common stock will constitute the only outstanding common stock of Andrx Corporation. A special committee of Andrx Corporation's board of directors, which was appointed to represent the interests of the holders of the Cybear common stock, received an opinion from Raymond James & Associates, Inc. that the consideration to be received, as provided in Andrx Corporation's certificate of incorporation, is fair, from a financial point of view, to the holders of the Cybear common stock.

         The conversion ratio is based upon the relative market values of the Andrx common stock and Cybear common stock averaged over the period from February 22, 2002 through March 21, 2002. The conversion ratio includes a 25% premium on the value of the Cybear common stock, as required by the terms of Andrx Corporation's certificate of incorporation, which was approved by the Andrx and Cybear stockholders in the reorganization. The conversion is expected to result in the issuance of approximately 65,013 shares of Andrx common stock.

         Through the date of the conversion on May 17, 2002, Andrx Corporation will continue to allocate net income (loss) to each class of common stock. Subsequent to the conversion, Andrx Corporation will only report earnings per share for Andrx common stock which will include all of Cybear Group's operating results from the effective date of the conversion, and will no longer report separate future earnings per share for the former Cybear common stock. Additionally, Andrx will not provide supplemental group financial statements for Andrx Group and Cybear Group as was previously presented during the two-class structure. Disclosures required under accounting principles generally accepted in the United States will continue to be provided, as appropriate.

         While the premium to be paid to Cybear Group stockholders will not be included in the Andrx Group or Cybear Group pre-conversion operating results, the premium will be deducted from the net income available to holders of Andrx common stock in computing Andrx Group's earnings per share and will be deducted from the net loss available to holders of Cybear common stock in computing Cybear Group's loss per share. This premium is anticipated to amount to approximately $500,000 and is estimated to have the effect of reducing Andrx Group's second quarter 2002 earnings per common share by approximately $0.01 on a basic and diluted basis. Conversely, the premium is estimated to have the effect of reducing Cybear Group's second quarter 2002 net loss per share by approximately $0.07 on a basic and diluted basis. Net income for Andrx Corporation will not be impacted by this conversion.

         Included herein is as follows:

                                                                                     PAGE
                                                                                ----------------
                  ANDRX CORPORATION AND SUBSIDIARIES
                  Consolidated selected financial data                               55-56
                  Management's discussion and analysis
                    of financial condition and results of operations                 57-71

                  ANDRX GROUP
                  Consolidated selected financial data                               72
                  Management's discussion and analysis
                    of financial condition and results of operations                 73-81

                  CYBEAR GROUP
                  Consolidated selected financial data                               82
                  Management's discussion and analysis
                    of financial condition and results of operations                 83-91

         Included herein in Item 8 "Financial Statements and Supplementary Data" are Andrx Corporation and subsidiaries consolidated financial statements and notes to consolidated financial statements. Such notes include separate supplemental group financial statements relating to the business of Andrx and the business of Cybear (see Note 20).

         FORWARD LOOKING STATEMENTS

         Andrx Corporation cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "to", "expect", "believe", "anticipate", "intend", "plan", "could", "would", "estimate", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties. Andrx Corporation is also subject to other risks detailed herein or detailed from time to time in Andrx Corporation's Securities and Exchange Commission ("SEC") filings.

         INTRODUCTION

         Andrx Corporation was organized in August 1992, and commenced distributing bioequivalent pharmaceuticals manufactured by third parties primarily to independent pharmacies. In February 1993, Andrx began to engage in the research and development of bioequivalent versions of controlled-release pharmaceutical products and proprietary drug delivery technologies. During 1996, Andrx commenced its research efforts to develop brand name controlled-released products and an Internet-based application for healthcare providers. In 1999, the Company commenced its research and development efforts on bioequivalent versions of specialty, niche and immediate release pharmaceutical products. Through October 9, 1997, Andrx's distribution operations had generated substantially all of its revenues. On October 10, 1997, the FDA granted final approval of Andrx's Abbreviated New Drug Application ("ANDA") for its bioequivalent version of Dilacor XR, Andrx's first manufactured product, which it immediately launched as Diltia XT.

         In July 1994, the Company and Circa Pharmaceuticals, Inc., now a wholly-owned subsidiary of Watson Pharmaceuticals, Inc. ("Watson") (the Company and Watson are hereafter collectively referred to as the "Partners"), formed ANCIRC Pharmaceuticals ("ANCIRC"), a 50/50 joint venture to develop, manufacture and market up to eight bioequivalent controlled-release pharmaceutical products. The agreement between the Partners contemplated that Andrx would perform the research and development formulations for ANCIRC's products, and would market and distribute ANCIRC's products following FDA approval, and that Watson would provide the regulatory support and would manufacture the ANCIRC products. As most recently amended in November 2000, the ANCIRC joint venture agreement provides that Andrx is solely responsible for all of the costs to develop, manufacture and sell the remaining six products, and Watson may receive a royalty on net sales, if any, from the commercialization of those products. Andrx may elect to discontinue its efforts to develop any of these six products at any time. The 50/50 joint venture relationship for the two marketed products (bioequivalent versions of Trental and Oruvail) is continuing, except effective as of November 1, 2000, profits generated by ANCIRC are allocated 75% to Andrx and 25% to Watson until such time as Andrx has been allocated $610,700 of profit greater than Watson, to equalize the Partners' respective capital account activity.

         In September 1997, Andrx entered into a Stipulation and Agreement (the "Stipulation") with Aventis S.A. ("Aventis") in connection with the patent infringement litigation involving Cardizem CD in order to reduce the risks that both parties faced as the case was litigated to its conclusion. Andrx agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against Aventis. Aventis agreed to compensate the Company for the Company's lost profits, which were stipulated to be $100.0 million per year, if Andrx ultimately prevailed in the litigation and to grant Andrx a license for Aventis' patents under certain conditions, including if Andrx ultimately lost the litigation. Aventis also agreed to make non-refundable interim quarterly payments of $10.0 million to Andrx, beginning upon Andrx's receipt of final FDA approval for its bioequivalent version of Cardizem CD and continuing until the litigation was resolved or certain other events occurred. In July 1998, the FDA granted final marketing approval for Andrx's ANDA for a bioequivalent version of Cardizem CD. In June 1999, the litigation concerning Cardizem CD was resolved, and on June 23, 1999, the Company launched its reformulated bioequivalent version of Cardizem CD, Cartia XT, which enjoyed a 180-day period of marketing exclusivity through December 19, 1999. Accordingly, for the years ended December 31, 1999 and 1998, Andrx received a total of $70.7 million and $19.1 million, respectively, in Stipulation fees.

         In June 1999, Andrx entered into an agreement with Geneva Pharmaceuticals, Inc. ("Geneva") a member of the Novartis Pharmaceutical Group, for the development, sale and marketing of specified products. Geneva agreed to make license payments of $1.0 million a month for 40 months to fund the development costs of certain controlled-release dosage forms of existing products that the Company was developing for submissions as New Drug Applications (NDAs), in exchange for exclusive marketing rights in specified territories. Under this arrangement, one of Andrx's NDA products had been out-licensed for the United States. Upon receiving approval by the FDA or other regulatory agencies, Andrx was entitled to receive royalties from the sale of such products in the specified territories with certain minimum guaranteed levels of royalties in the first five years. In June 2000, the Company amended its agreement with Geneva to include, among other things, additional license payments to Andrx of up to $6.0 million for certain controlled-release dosage forms of existing products that Andrx is developing for submission as NDAs. Andrx, under this agreement, committed to continue selling Geneva's bioequivalent products through the Company's distribution operations. On October 24, 2001, the Company terminated its agreement with Geneva and reacquired all of Geneva's marketing rights for two brand products under development by Andrx, consisting of U.S. and selected international marketing rights for Metformin XT, and selected international marketing rights for Altocor. In return for relinquishing Geneva's marketing rights to these products back to Andrx, Geneva will not make the twelve remaining monthly payments to Andrx of $1.0 million per month and Andrx will pay Geneva certain milestone payments and a royalty on net sales in the U.S. for Metformin XT for a period of five years. In the fourth quarter of 2001, Andrx paid Geneva its first milestone payment for $2.0 million which is included in research and development expenses. Andrx's distribution business will continue to distribute Geneva's products in the normal course of business.

         In 1997, Andrx formed Cybear, an Internet-based information technology subsidiary. In June 1999, Cybear completed a public equity offering of Cybear's common shares (pre-Reorganization) at $64.00 per share, raising $50.8 million for Cybear, thereby reducing Andrx's ownership in Cybear below 80%. In August 1999, Andrx and Cybear formed Cybearclub LC ("Cybearclub"), a joint venture intended to distribute healthcare products to physicians' offices through the Internet.

         On March 15, 2000, Andrx acquired certain assets of Valmed Pharmaceuticals, Inc. ("Valmed"), a privately owned distributor of bioequivalent pharmaceuticals headquartered in Grand Island, New York for approximately $15.2 million in cash. The acquisition was accounted for using the purchase method of accounting.

         In August 2000, Andrx Corporation entered into CARAN, a 50/50 joint venture with Carlsbad Technology, Inc. ("Carlsbad") to develop, manufacture and sell three bioequivalent pharmaceutical products, for which ANDAs have been filed with the FDA for the bioequivalent version of Pepcid which was launched in 2001, and a bioequivalent version of Prozac. Carlsbad developed and will manufacture the products and Andrx will distribute such products.

         On September 7, 2000, Andrx completed the Reorganization whereby Andrx acquired the outstanding equity of Cybear that it did not previously own, reincorporated in Delaware, and created the two new classes of common stock. In connection with the Reorganization, Andrx shareholders exchanged each share of common stock held for one share of Andrx common stock and .0372 shares of Cybear common stock and Cybear stockholders, other than Andrx, exchanged each share of Cybear common stock (pre-Reorganization) held for one share of Cybear common stock.

         On January 23, 2001, Andrx completed its acquisition of CTEX Pharmaceuticals, Inc. ("CTEX"), a privately owned pharmaceutical company based in Madison, Mississippi for approximately $29.4 million, $11.2 million in cash and $18.2 million in Andrx common stock. The acquisition was accounted for using the purchase method of accounting.

         The Company entered into a memorandum of understanding ("MOU") with Genpharm, Inc. ("Genpharm") relating to the filing dates of their respective ANDAs for a bioequivalent version of Prilosec. While the FDA assigned to Andrx the earliest filing date for this product, Genpharm had contended that the FDA improperly refused to accept the filing of its earlier ANDA submission. Rather than litigating the issue as to which of their ANDA's was the first filed, including the possibility of affecting Andrx's 180-days of market exclusivity, the parties agreed to set aside their dispute in order to maximize the likelihood that there will be a bioequivalent product made available to U.S. consumers as soon as prudently possible.

         The MOU currently provides that Andrx will market whichever of these products may first be lawfully and prudently marketed, and that through cross licenses, the parties will receive royalties based on the profits derived from the sale of either or both products according to a sliding scale. Based on the anticipated profits, Andrx will share, based on a sliding scale, approximately 15% of those profits with Genpharm.

         On November 16, 2001, prior to obtaining FTC approval of the MOU, Andrx received FDA final marketing approval of its ANDAs for bioequivalent versions of Prilosec, and was advised by FDA that Andrx and Genpharm would share the 180-day market exclusivity for the 10mg and 20mg strengths of this product, and that Andrx alone would have 180-day market exclusivity for its 40mg strength. This shared exclusivity concept will likely preclude FTC approval of the MOU in its current form. It remains unclear whether any of the terms of the MOU will survive, and the resolution of this issue may depend upon the results obtained in the pending patent litigation involving Andrx, Genpharm and AstraZeneca.

         On March 30, 2001, Andrx completed its acquisition of substantially all of the assets of Armstrong Pharmaceuticals ("Armstrong"), a division of Celltech Manufacturing, Inc., formerly known as Medeva Pharmaceuticals, Inc., based in West Roxbury, Massachusetts for approximately $18.2 million in cash. Armstrong manufactures pharmaceutical aerosols, principally metered dose inhalers ("MDIs"), and holds an ANDA for Albuterol MDI. The acquisition was accounted for using the purchase method of accounting.

         On April 2, 2001, Cybear acquired Mediconsult in a stock-for-stock merger whereby each share of Mediconsult common stock was exchanged for .0358 shares of Cybear common stock (reflects the effect of the July 31, 2001 one-for-four reverse stock split). Accordingly, 2,355,000 shares of Cybear common stock were issued in April 2001 in connection with this transaction, and upon satisfaction of certain merger conditions in July 2001, an additional 587,000 shares of Cybear common stock were issued to the Mediconsult stockholders. The market value of the total shares at the time of issuance was approximately $4.8 million. The acquisition was accounted for using the purchase method of accounting.

         On June 30, 2001, Andrx purchased the Entex line of cough and cold products including related inventories from an affiliate of Elan Corporation, plc for approximately $14.8 million in cash, transaction costs and royalties on net sales.

         On July 1, 2001, Andrx entered into an eight-year agreement with the pharmaceutical division of Mallinckrodt, a Tyco healthcare company ("Mallinckrodt"), for the marketing rights and supply of three hydrocodone pain products, which will be marketed under the trade name Anexsia.

         In July 2001, the Company implemented a one-for-four reverse stock split of its Cybear common stock. Each four shares of existing Cybear common stock were exchanged for one share of new Cybear common stock. All share and per share amounts of Cybear common stock included herein give effect to the July 31, 2001 one-for-four reverse stock split.

         On February 21, 2002, Andrx and Biovail entered into a binding letter agreement settling with prejudice all pending litigation and disputes between the two companies relating to Biovail's Cardizem CD and Tiazac and Andrx's versions of these products, Cartia XT and Taztia XT, respectively. The companies have also agreed to a dispute settlement mechanism to resolve any future issues which may arise between the parties. The letter agreement, which is subject to regulatory approval by the FTC, that has not been received, provides that Biovail will license on a non-exclusive basis any patents it may now have, or hereafter acquire, relating to Tiazac in exchange for a royalty which Andrx will pay Biovail based upon Andrx's net sales of Taztia XT.

         Holders of Andrx common stock and Cybear common stock have no specific rights to assets, operating results or cash flows of Andrx or Cybear, as Andrx Corporation holds title to all its assets and is responsible for all of its liabilities, operating results and cash flows regardless of how it allocates assets and liabilities among the classes of common stock. Therefore stockholders are subject to the risks of investing in the business, assets and liabilities of Andrx Corporation as a whole. For instance, the assets allocated to each class of common stock may be subject to Company-wide claims of creditors and stockholder litigation. Andrx or Cybear are subject to all the risks and uncertainties of Andrx Corporation detailed herein or detailed from time to time in Andrx Corporation's filings with the SEC.

         Andrx Corporation and subsidiaries' consolidated financial statements include consolidated operating results, along with net income (loss) and basic and diluted earnings (loss) per share, basic and diluted weighted average shares outstanding for each series of common stock. Accordingly, after the Reorganization, the consolidated financial statements do not reflect consolidated basic and diluted earnings (loss) per share since there is no underlying equity security related to consolidated financial results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's significant accounting policies are described in Note 2 to the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including those related to the allowance for doubtful accounts receivable, allowance for inventories, sales allowances, useful life or impairment of goodwill and other intangibles and deferred tax asset valuation allowances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

         Allowance for Doubtful Accounts Receivable

         The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of its customers to make required payments. As of December 31, 2001, the Company had $137.6 million in accounts receivables offset by an allowance for doubtful accounts of $7.7 million. Accounts receivable generated from the Company's distribution operations, are principally due from independent pharmacies, pharmacy chains, pharmacy buying groups and physicians' offices. Accounts receivable generated from the Company's bioequivalent and brand product sales are principally due from a limited number of large warehousing pharmacy chains, wholesalers and large managed care customers. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, percentage of accounts receivable by aging category and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company also performs ongoing credit evaluations of its customers. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Allowance for Inventories

         As of December 31, 2001, the Company had $161.7 million in inventories. Inventories of pharmaceutical products consist primarily of finished goods held for distribution, and raw materials, work in process and finished goods of Andrx bioequivalent and brand products. As of December 31, 2001, the Company has approximately $33.9 million in raw materials, work in process and finished goods inventories relating to products that have either not been approved by the FDA or have not yet been launched. Included in the December 31, 2001 inventory of products not approved by the FDA or launched, was $7.8 million relating to the Company's bioequivalent version of Glucophage which the Company launched in January 2002. Inventories are stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution is based on purchase price, net of vendor discounts, rebates and other allowances, but excludes shipping, warehousing and distribution costs which are expensed as incurred as selling, general and administrative expenses in the statements of income. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, provisions are made to reduce inventories to their net realizable value.

         Sales Allowances

         Sales allowances for estimated returns, chargebacks and other sales allowances are established by the Company concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including but not limited to, actual return and historical experience by product type, the number and timing of competitive products approved for sale, both historical and projected, the market for the product, estimated customer inventory levels by product and current and projected economic conditions, levels of competition and price declines. Actual product returns, chargebacks and other sales allowances incurred are, however, dependent upon future events. The Company continually monitors the factors that influence sales allowances and makes adjustments to these provisions when management believes that actual product returns, chargebacks and other sales allowances may differ from established allowances.

         In the pharmaceutical industry, the practice is generally to grant customers the right to return or exchange purchased goods. In the generic pharmaceutical industry, this practice has resulted in generic manufacturers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory following decreases in the market price of the related generic pharmaceutical product. Due to the competitive nature of the generic pharmaceutical industry, prices to customers are subject to frequent and significant price declines from existing and new competitors. The determination to grant a credit to a customer following a price decrease is generally at the discretion of the Company, and generally not pursuant to contractual arrangements with customers. Accordingly, the Company makes significant accounting estimates, which include estimates of price declines and quantities shipped but still on customers shelves, before the products pull through the distribution channel. The Company accrues an estimate for the sales allowances in the same period the sale is recognized and continually reviews such estimates.

         In connection with brand products, the Company's significant accounting estimates for sales allowances are dependent on the Company's ability to promote to physicians, create demand for products, pull products through the distribution channel and estimate returns, future levels of prescriptions for its products and the inventory levels in the distribution channel. It is a common practice in the pharmaceutical industry for brand manufacturers to offer customers buy-in allowances on initial purchases prior to promotion activities by the manufacturer. All purchases by customers are generally subject to the right of return or exchange. Accordingly, the Company is required to make significant accounting estimates related to such sales allowances, concurrently with the recognition of revenues and continually reviews such estimates.

         Useful Life or Impairment of Goodwill and Other Intangibles

         Under the purchase method of accounting for acquisitions, goodwill represents the excess of purchase price over the fair value of the net assets acquired. The Company measures impairment of goodwill using the undiscounted cash flow method whenever events and circumstances warrant revised estimates of useful lives or recognition of an impairment of goodwill. The undiscounted cash flow method compares the net book value being tested to the estimated aggregate undiscounted cash flows. If the net book value exceeds the estimated aggregate undiscounted cash flows, the excess carrying amount of goodwill is written off. As of December 31, 2001, the Company has $32.7 million of goodwill, net in the Consolidated Balance Sheet. With the adoption of SFAS No. 142 in 2002, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair-value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value.

         Other intangible assets consist of brand product rights purchased from other pharmaceutical companies or acquired through the allocation of purchase price upon the acquisition of another entity, which are being amortized over periods ranging from three to ten years. Other intangible assets also consist of Cybear's physicians' network and trademarks, and patents relating to Cybear's electronic prescription process, which are being amortized over periods ranging from five to fourteen years. Management established the amortization period based on an estimate of the period the assets would generate revenue. As of December 31, 2001, the Company has $28.3 million of other intangible assets, net in the Consolidated Balance Sheet. Amortization is provided using the straight-line method over the estimated useful life. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         Deferred Income Tax Asset Valuation Allowance

         The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2001, the Company has a $38.0 million deferred income tax asset, offset by a $7.2 million valuation allowance against the deferred tax assets generated by Cybear prior to the Reorganization. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize this deferred tax asset in the future, in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Alternatively, should the Company determine it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

ANDRX CORPORATION AND SUBSIDIARIES

CONSOLIDATED SELECTED FINANCIAL DATA

         The following selected financial data is qualified by reference to, and should be read in conjunction with, the Andrx Corporation and subsidiaries' Consolidated Financial Statements and related notes thereto included herein.

                                                                          YEARS ENDED DECEMBER 31,
                                                          (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
                                              -----------------------------------------------------------------------------
                                                 2001             2000            1999             1998             1997
                                              ----------      ----------       ----------       ----------       ----------
STATEMENTS OF INCOME DATA (1)

Revenues
   Distributed products                       $  495,241      $  329,110       $  262,402       $  215,903       $  146,237
   Andrx products                                229,003         175,428          134,796           11,472            3,324
   Stipulation fees                                   --              --           70,733           19,130               --
   Other                                          24,797          15,422            8,059              552              137
                                              ----------      ----------       ----------       ----------       ----------
Total revenues                                   749,041         519,960          475,990          247,057          149,698
                                              ----------      ----------       ----------       ----------       ----------

Operating expenses
   Cost of goods sold                            479,595         301,475          235,346          188,226          126,802
   Selling, general and administrative           119,221          61,901           55,266           30,646           18,934
   Research and development                       52,846          45,467           25,327           15,906            9,569
   Cybear Internet operating expenses             26,100          20,609           14,744            4,090            1,473
   Cybear other charges                           14,759           5,224               --               --               --
   Reorganization costs                               --           2,098               --               --               --
                                              ----------      ----------       ----------       ----------       ----------
Total operating expenses                         692,521         436,774          330,683          238,868          156,778
                                              ----------      ----------       ----------       ----------       ----------

Income (loss) from operations                     56,520          83,186          145,307            8,189           (7,080)

Other income (expense)
   Equity in earnings (losses) of joint
     ventures                                      1,025          (1,202)            (370)            (931)          (1,682)
   Interest income                                11,386          13,039            3,603            1,064            1,585
   Interest expense                                   --            (767)          (1,661)            (380)            (490)
   Minority interest in Cybear                        --           4,146            1,937               85               31
   Gain on sales of Cybear shares                     --              --              643              700               --
                                              ----------      ----------       ----------       ----------       ----------
Income (loss) before income taxes                 68,931          98,402          149,459            8,727           (7,636)
Income taxes                                      31,385          39,870           55,405              333               --
                                              ----------      ----------       ----------       ----------       ----------
Net income (loss)                             $   37,546      $   58,532       $   94,054       $    8,394       $   (7,636)
                                              ==========      ==========       ==========       ==========       ==========


                                   (Continued)

                       ANDRX CORPORATION AND SUBSIDIARIES

                                                                          YEARS ENDED DECEMBER 31,
                                                          (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
                                              -----------------------------------------------------------------------------
                                                 2001             2000            1999             1998             1997
                                              ----------      ----------       ----------       ----------       ----------
EARNINGS (LOSS) PER SHARE

ANDRX GROUP COMMON STOCK (2)

Net income (loss) allocated to
    Andrx Group (including Cybear
    through September 6, 2000)                $   72,862      $   66,873       $   94,054       $    8,394       $   (7,636)
                                              ==========      ==========       ==========       ==========       ==========

Net income (loss) per share of
   Andrx Group common stock
   Basic                                      $     1.04      $     0.99       $     1.52       $     0.14       $    (0.13)
                                              ==========      ==========       ==========       ==========       ==========
   Diluted                                    $     1.01      $     0.95       $     1.45       $     0.13       $    (0.13)
                                              ==========      ==========       ==========       ==========       ==========

Weighted average shares of Andrx Group
   common stock outstanding
   Basic                                      69,998,000      67,756,000       61,980,000       60,091,000       56,852,000
                                              ==========      ==========       ==========       ==========       ==========
   Diluted                                    72,243,000      70,456,000       64,953,000       63,707,000       56,852,000
                                              ==========      ==========       ==========       ==========       ==========

CYBEAR GROUP COMMON STOCK (3)

Net loss allocated to Cybear Group
   (subsequent to September 6, 2000)          $  (35,316)     $   (8,341)
                                              ==========      ==========

Basic and diluted net loss per share
   of Cybear Group common stock               $    (6.09)     $    (2.19)
                                              ==========      ==========

Basic and diluted weighted average
   shares of Cybear Group common stock
   outstanding                                 5,802,000       3,801,000
                                              ==========      ==========

(1) Certain prior years' amounts have been reclassified to conform with the current year presentation.

(2) Andrx Group share and per share amounts reflect the Company's May 1999 and March 2000 two-for-one stock splits of Andrx common stock effected in the form of 100% stock dividends.

(3) Cybear Group share and per share amounts reflect the July 2001 one-for-four reverse stock split of Cybear common stock.

                                                                                   DECEMBER 31,
                                                                                  (IN THOUSANDS)
                                                        -----------------------------------------------------------------------
                                                          2001            2000          1999            1998            1997
                                                        ---------      ---------      ---------      ----------       ---------
BALANCE SHEET DATA

      Cash, cash equivalents and
         investments available-for-sale                 $ 245,424      $ 336,809      $ 123,418      $   23,092       $  25,543
      Working capital                                     446,835        453,860        179,829          51,256          44,728
      Property, plant and equipment, net                  139,898         77,773         39,874          20,429          15,403
      Total assets                                        789,214        669,416        357,954         121,198          90,845
      Short-term borrowings                                    --             --         20,226           4,107             546
      Retained earnings (accumulated deficit)             176,381        138,835         80,303         (13,751)        (22,145)
      Total stockholders' equity                          647,894        559,797        220,972          72,583          60,861

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                       ANDRX CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Year Ended December 31, 2001, As Compared To Year Ended December 31, 2000

         For 2001, the Company generated net income of $37.5 million, as compared to net income of $58.5 million for 2000. As a result of the Reorganization, for 2001, $72.9 million of net income was allocated to Andrx Group and $35.3 million of net loss was allocated to Cybear Group. For 2000, $66.9 million of net income was allocated to Andrx Group and $8.3 million of net loss was allocated to Cybear Group.

REVENUES

         Total revenues increased by 44.1% to $749.0 million for 2001, as compared to $520.0 million for 2000.

         Net sales from distributed products increased by 50.5% to $495.2 million for 2001, as compared to $329.1 million for 2000. Commencing March 2000, sales from distributed products include sales from Valmed, which the Company acquired certain assets of in March 2000. For 2001, sales of distributed products includes $5.3 million of sales of the Company's distribution of the bioequivalent version of Ventolin (albuterol metered dose inhalers) manufactured by Armstrong. The Company completed its acquisition of certain of Armstrong's assets on March 30, 2001. Sales of Armstrong's albuterol metered dose inhalers after the acquisition date were included in Andrx product sales. The increase in sales from distributed products reflects the participation in the distribution of generic products launched by other pharmaceutical companies and an increase in sales to existing and new customers, generally offset by overall price declines. Commencing August 2001, sales from distributed products includes approximately $41.3 million of Andrx's participation in the distribution of generic Prozac, which enjoyed marketing exclusivity from August 2001 through January 2002. In January 2002, after the expiration of marketing exclusivity, numerous competitors entered the market resulting in a price decline in excess of 90%.

         Net sales of Andrx products increased by 30.5% to $229.0 million for 2001, as compared to $175.4 million in 2000. In 2001, net sales of Andrx products consisted of $197.9 million of Andrx bioequivalent products and $31.1 million of Andrx brand products. For 2001 and 2000, net sales of Andrx bioequivalent products of $197.9 million and $175.4 million, respectively, include sales of the Company's bioequivalent versions of Dilacor XR and Cardizem CD and, commencing on April 1, 2001, the Company's bioequivalent version of Ventolin, which the Company acquired with the acquisition of certain assets of Armstrong. During 2001, sales of the Company's bioequivalent version of Ventolin were $50.9 million. In 2001, net sales of Andrx brand products of $31.1 million included the sales of the CTEX products which the Company acquired on January 23, 2001, the Entex cough and cold product line, which the Company acquired on June 30, 2001, and sales of the Anexsia product line used for the treatment of pain, which the Company acquired marketing rights to on July 1, 2001 from Mallinckrodt. In 2000, the Company did not generate any brand product sales as it commenced its brand sales operations in January 2001 with the acquisition of CTEX. When recognizing net sales, the Company takes into consideration, amongst other things, the levels of inventory in the distribution channel. The Company periodically evaluates the inventory position in the distribution channel to determine whether high inventory levels of product exist. In 2001, the Company determined that the levels of inventory in the distribution channel for certain brand products increased to high levels. These high levels in 2001, were primarily due to a significantly lighter than expected cough and cold season and competition from generic introductions, which in combination contributed to a lower than anticipated sell-through of brand products in the distribution channel during 2001. As a result, as of December 31, 2001, the Company recorded a sales allowance of $14.3 million against this high level of brand product in the distribution channel resulting in recognized net sales of Andrx brand products of $31.1 million for 2001.

         Net sales of the Company's bioequivalent and brand products may be affected by the level of provisions for estimated sales allowances. Sales allowances for estimated returns, chargebacks and other sales allowances are established by the Company concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including but not limited to, actual return and historical experience by product type, the number and timing of competitive products approved for sale, both historical and projected, the market for the product, estimated customer inventory levels by product and current and projected economic conditions and levels of competition. Actual product returns, chargebacks and other sales allowances incurred are, however, dependent upon future events. The Company continually monitors the factors that influence sales allowances and makes adjustments to these provisions when management believes that actual product returns, chargebacks and other sales allowances may differ from established allowances.

         In the pharmaceutical industry, the practice is generally to grant customers the right to return or exchange purchased goods. In the generic pharmaceutical industry, this practice has resulted in generic manufacturers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory following decreases in the market price of the related generic pharmaceutical product. Due to the competitive nature of the generic pharmaceutical industry, prices to customers are subject to frequent and significant price declines from existing and new competitors. The determination to grant a credit to a customer following a price decrease is generally at the discretion of the Company, and generally not pursuant to contractual arrangements with customers. Accordingly, the Company makes significant accounting estimates, which include estimates of price declines and quantities shipped but still on customers shelves, before the products pull through the distribution channel. The Company accrues an estimate for the sales allowances in the same period the sale is recognized and continually reviews such estimates.

         In connection with brand products, the Company's significant accounting estimates for sales allowances are dependent on the Company's ability to promote to physicians, create demand for products, pull products through the distribution channel and estimate returns, future levels of prescriptions for its products and the inventory levels in the distribution channel. It is a common practice in the pharmaceutical industry for brand manufacturers to offer customers buy-in allowances on initial purchases prior to promotion activities by the manufacturer. All purchases by customers are generally subject to the right of return or exchange. Accordingly, the Company is required to make significant accounting estimates related to such sales allowances, concurrently with the recognition of revenues and continually reviews such estimates.

         The Company generated $24.8 million of other revenues in 2001, as compared to $15.4 million in 2000. Other revenues for 2001 primarily represented $ 13.0 million of fees from an agreement with Geneva through the October 2001 termination of such agreement, $6.4 million of revenues from Armstrong's contract manufacturing business and $4.8 million of other revenues generated by Cybear. As a result of the termination of the Geneva agreement, the Company will no longer earn $1.0 million per month in recurring fees under this agreement. In connection with the termination of the agreement, the Company reacquired all of Geneva's marketing rights for two brand products under development by the Company. For 2000, other revenues of $15.4 million included primarily $14.0 million in fees from Geneva.

GROSS PROFIT/GROSS MARGIN

         In 2001, total revenues generated total gross profit of $269.4 million with a gross margin of 36.0%, as compared to a total gross profit of $218.5 million with a gross margin of 42.0% in 2000.

         In 2001, net sales of distributed products generated $84.9 million of gross profit with a gross margin of 17.2%, as compared to $56.2 million of gross profit with a gross margin of 17.1% for 2000.

         In 2001, net sales of Andrx products generated $164.6 million of gross profit with a gross margin of 71.9% compared to $146.9 million of gross profit with a gross margin of 83.7% for 2000. In 2001, within Andrx products, Andrx's bioequivalent products generated $145.7 million of gross profit with a gross margin of 73.6%, as compared to $146.9 million of gross profit with a gross margin of 83.7% in 2000. As a result of the expansion of manufacturing facilities in anticipation of new product launches and delays in the launches of Andrx's bioequivalent versions of Prilosec, Tiazac, Glucophage, and Naprelan, in 2001, the Company incurred costs of approximately $3.6 million, included in cost of goods sold, relating to unabsorbed manufacturing costs at its Florida manufacturing facilities. Such manufacturing costs will be absorbed in the future as the Company increases production levels related to launches of Andrx products into the marketplace. Similarly, in connection with the increase in competition for Andrx's bioequivalent version of Ventolin through 2001, the Company experienced a decrease in net sales and lower gross margins, as well as a related decrease in production levels. The Company incurred costs of approximately $1.4 million, included in cost of goods sold, relating to unabsorbed manufacturing costs at its Armstrong manufacturing facility in Massachusetts. The Company is taking measures to reduce certain levels of these unabsorbed manufacturing costs. If there is an increase in market demand for Ventolin and the Company increases production levels to manufacture additional quantities of its bioequivalent product to match that increase in market demand, some current excess capacity may be utilized. Additionally, in the future, the Company may be able to increase efficiency at its Massachusetts facility by manufacturing other inhalation products, which are currently under development. In 2001, within Andrx products, Andrx's brand products generated $18.9 million of gross profit with a gross margin of 60.8%. Due to the high levels of inventory in the brand distribution channel, the Company evaluated its levels of brand product inventories based on the latest estimated levels of demand for these brand products, primarily cough and cold products, but also including the Anexsia pain product line. Based on such evaluation and the obsolescence of certain products due to reformulations caused by generic introductions, the Company provided an inventory allowance of approximately $4.1 million through cost of goods sold in 2001.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

         SG&A expenses were $119.2 million, or 15.9% of total revenues for 2001, as compared to $61.9 million, or 11.9% of total revenues for 2000. SG&A expenses include expenses related to the administration, marketing, selling and warehousing of distributed and Andrx products, the establishment of brand sales and marketing efforts, royalties to the Company's Co-Chairman and former Chief Scientific Officer related to sales of the Company's bioequivalent version of Cardizem CD, as well as corporate overhead, and legal costs with respect to patent infringement matters related to the Company's ANDA filings and anti-trust matters. The increase in SG&A expenses in 2001, as compared to 2000, was primarily the result of an increase in sales of distributed and Andrx products, the building of the brand sales and marketing infrastructure, including the CTEX sales force, and an increase in legal costs. The Company's sales force will market the current Andrx brand products, including the CTEX products, the Entex cough and cold product line and the Anexsia pain product line, as the Company continues to prepare its sales force for the anticipated launch of its first internally developed NDA product, Altocor, a high-potency, extended-release lovastatin, for which the Company received an approvable letter from the FDA on January 25, 2002. The Company is considering increasing the number of sales representatives from 320 as of December 31, 2001 up to 500 within 12 to 18 months after the Altocor launch. The Company is also exploring entering into co-promotional arrangements.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

         R&D expenses were $52.8 million, or 23.1% of Andrx product sales in 2001, as compared to $45.5 million, or 25.9% of Andrx product sales in 2000. The increase in R&D expenses of $7.4 million or 16.2% reflects the Company's continued commercialization efforts in its bioequivalent (ANDA) and brand name
(NDA) development programs. During 2001, ANDAs were accepted as filed by the FDA for 16 products, including ANDAs for Paxil(R), paroxetine hydrochloride tablets marketed by Glaxo SmithKline (" Glaxo"); Glucophage XR(R), metformin extended-release tablets marketed by Bristol-Myers Squibb Company ("Bristol Myers"); Glucotrol XL, glipizide extended-release tablets marketed by Pfizer, Inc. ("Pfizer"); Claritin D-12, a loratadine and pseudoephedrine extended-release tablet marketed by Schering Plough Corporation ("Schering"). The Company believes it was the first company to file ANDAs with the FDA for Glucophage XR and Glucotrol XL. Additionally, during 2001, the Company submitted its first NDA to the FDA for Altocor, a high-potency extended-release lovastatin, and completed Phase III NDA clinical studies for Metformin XT. In 2001, R&D expenses include a $2.0 million milestone payment to Geneva in connection with the agreement whereby the Company reacquired from Geneva the marketing rights for certain Andrx brand products under development.

CYBEAR INTERNET OPERATING EXPENSES

         Through Cybear, the Company incurred $26.1 million of Internet operating expenses in 2001, as compared to $20.6 million in 2000. Cybear Internet operating expenses represent Cybear's operating expenses which include network operations and operations support, product development, SG&A and depreciation and amortization and exclude cost of goods sold and intergroup eliminations. The increase in Cybear Internet operating expenses was primarily due to the acquisitions of the AHT operating assets and Mediconsult operations. See the discussion of Cybear's operating results.

CYBEAR OTHER CHARGES

         Cybear other charges were $14.8 million in 2001, as compared to $5.2 million in 2000. In 2001, Cybear other charges include $9.3 million associated with the write-off of the remaining net goodwill created in the Reorganization and $2.0 million associated with the write-off of the remaining net goodwill created with the acquisition of Telegraph Consulting Corporation ("Telegraph") by Cybear in 1999. Such write-offs were the result of an evaluation of the goodwill arising from these transactions giving consideration to among other things, changes in Cybear's business subsequent to the Reorganization and acquisition of Telegraph. As a result, management believes the future benefits previously associated with the Reorganization and Telegraph goodwill no longer exist. In 2001, Cybear other charges also includes a write-off of $1.7 million for certain computer software licenses that Cybear no longer intends to market or otherwise attempt to commercialize and an allowance of $1.7 million associated with an estimated loss that Cybear expects to incur in subleasing all or a portion of its Fort Washington, PA, Tarrytown, NY and Boca Raton, FL locations. For 2000, Cybear other charges of $5.2 million include $1.2 million in merger costs incurred in connection with the Reorganization and $2.0 million of severance costs and impairment charges to certain assets and costs incurred to terminate an agreement, a $4.0 million allowance against a note receivable from AHT, offset by a $2.0 million credit in connection with the acquisition of substantially all of the operating assets of AHT with an estimated value of $2.0 million, pursuant to an agreement approved by the United States Bankruptcy Court.

REORGANIZATION COSTS

         In 2000, the Company incurred $2.1 million of one-time costs in connection with the Reorganization.

EQUITY IN EARNINGS (LOSSES) OF JOINT VENTURES

         The Company generated $1.0 million of equity in earnings of its joint ventures in 2001, compared to $1.2 million of equity in losses of its joint ventures in 2000. For 2001, equity in earnings of its joint ventures reflects the sales of the ANCIRC bioequivalent versions of Oruvail and Trental and the CARAN bioequivalent version of Pepcid, reduced by operating expenses. For 2000, equity in losses of its joint ventures consisted of operating expenses, offset by net sales of the ANCIRC bioequivalent version of Trental.

INTEREST INCOME

         The Company generated interest income of $11.4 million in 2001, as compared to $13.0 million in 2000. The decrease in interest income is primarily the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained during 2001, as compared to 2000. The Company invests in taxable and tax-free investment-grade interest bearing securities.

INTEREST EXPENSE

         Interest expense was $767,000 in 2000 resulting from borrowings under the Company's bank loan, which was terminated in December 2000.

MINORITY INTEREST

         Minority interest in Cybear was $4.1 million in 2000. There was no minority interest in Cybear after the Reorganization, as Andrx Corporation now owns 100% of Cybear Group.

INCOME TAXES

         For 2001, the Company provided income taxes of $31.4 million, or 45.5% of income before income taxes. The Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes, amortization and write-offs of non-deductible goodwill of Cybear. For 2000, the Company provided $39.9 million for income taxes, or 40.5% of income before income taxes. The Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes and Andrx Corporation's inability to utilize its share of Cybear's losses when Andrx Corporation's ownership of Cybear was reduced below 80% during the period from June 23, 1999 to September 6, 2000. For 2000, net income includes the reversal of a valuation allowance in deferred income tax assets of $3.6 million. In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. Applying the pro rata method for 2001 and 2000 would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $7.6 million and $4.8 million, respectively.

         In connection with the Reorganization, Cybear and other members of the Andrx Corporation consolidated group entered into, among other things, a federal and state tax sharing agreement. Andrx Corporation utilized the separate return method of accounting for purposes of allocating federal and state consolidated income tax liabilities among the consolidated group members. Under the terms of the tax sharing agreement, a member of the group will be allocated its income tax benefits and expenses in the year generated. Except as set forth in the supplement referred to below, to the extent a member cannot utilize its income tax benefits in the year generated, that member will not be compensated in that year by other members of the Andrx Corporation consolidated group for utilization of those benefits. Instead, if and when a member leaves the group, Andrx Corporation may elect to reimburse that member for any unreimbursed income tax benefits utilized. That reimbursement will take the form of a capital investment by Andrx Corporation, for which it will receive stock. In the case of a "tracking stock" member, such as Cybear, the stock received by Andrx Corporation shall be in the form of Cybear common stock. In addition, if any member of the group causes another member to become subject to state income tax in a state where it would otherwise not be taxed on a separate company basis, the member causing the income tax liability shall be fully responsible for the state income tax of the other member. Subsequent to the Reorganization, any income tax benefits that Cybear is unable to utilize on a separate company basis will be allocated to Andrx.

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

         In October 2000, Andrx Corporation and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by Andrx Corporation for specific tax benefits utilized by Andrx Corporation in connection with an election Cybear made on its 2000 and 1999 separate federal corporate tax returns to amortize certain product development expenses over a period of ten years. Such reimbursements from the Company are accounted for by Cybear as a capital contribution. As a result of the supplement to the tax sharing agreement, Cybear may be reimbursed for the after-tax effect of amortizing approximately $6 million of such expenses over ten years.

WEIGHTED AVERAGE SHARES OUTSTANDING

         The basic and diluted weighted average shares of Andrx common stock outstanding were 70.0 million and 72.2 million, respectively, in 2001, as compared to 67.8 million and 70.5 million, respectively, in 2000. Such increases resulted primarily from stock option exercises and the issuance of approximately 291,400 shares in January 2001 in connection with the acquisition of CTEX. All share and per share amounts of Andrx common stock give effect to the May 1999 and March 2000 two-for-one stock splits of Andrx common stock effected in the form of 100% stock dividends.

         The basic and diluted weighted average shares of Cybear common stock outstanding were 5.8 million for 2001, and 3.8 million for 2000. For 2001, Cybear common stock includes the 2.9 million shares issued in conjunction with the acquisition of Mediconsult. For 2000, Cybear common stock reflects the Cybear common stock outstanding relating to the period from September 7, 2000 to December 31, 2000. The basic and diluted weighted average shares of Cybear common stock included herein give effect to the July 2001 one-for-four reverse stock split of Cybear common stock.

Year Ended December 31, 2000, As Compared To Year Ended December 31, 1999

         For 2000, Andrx Corporation reported net income of $58.5 million, as compared to net income of $94.1 million for 1999. As a result of the Reorganization, for 2000, $66.9 million of net income was allocated to Andrx Group and $8.3 million of net loss was allocated to Cybear Group. The year ended December 31, 1999 includes Stipulation fees of $70.7 million earned in connection with the patent infringement litigation involving Cartia XT, Andrx's bioequivalent version of Cardizem CD, offset by related royalties and corresponding income taxes.

REVENUES

         Total revenues increased by 9.2%, to $520.0 million for 2000, as compared to $476.0 million for 1999.

         Net sales from distributed products increased by 25.4% to $329.1 million for 2000, as compared to $262.4 million for 1999. The increase in sales from distributed products reflects the participation in the distribution of additional generic products launched by other pharmaceutical companies, an increase in sales to existing customers and an increase in the number of customers, generally offset by overall price declines. Sales for 2000 also include sales generated by Valmed, which the Company acquired certain assets of in March 2000.

         Net sales of Andrx products increased by 30.1% to $175.4 million for 2000, as compared to $134.8 million for 1999. Sales of Andrx products include sales of Diltia XT, the Company's bioequivalent version of Dilacor XR, and commencing June 23, 1999, Cartia XT, which enjoyed marketing exclusivity through December 19, 1999.

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

GROSS PROFIT/GROSS MARGIN

         In 2000, total revenues generated total gross profit of $218.5 million with a gross margin of 42.0%, compared to total gross profit of $240.6 million with a gross margin of 50.6% in 1999. Gross profit for 1999 includes $70.7 million of Stipulation fees.

         Gross profit from sales of distributed products was $56.2 million with a gross margin of 17.1% in 2000, as compared to $50.2 million with a gross margin of 19.1% in 1999.

         In 2000, net sales of Andrx products generated $146.9 million of gross profit with a gross margin of 83.7%, compared to $112.0 million of gross profit with a gross margin of 83.1% for 1999. The increase in gross profit in 2000 as compared to 1999 was primarily the result of an increase in sales of Andrx products as a result of having twelve months of sales of Cartia XT in 2000, as compared to approximately six months of sales of Cartia XT in 1999.

SG&A EXPENSES

         SG&A expenses were $61.9 million, or 11.9% of total revenues for 2000, as compared to $55.3 million, or 11.6% of total revenues for 1999. SG&A expenses include administration, marketing, selling and warehousing of both distributed products and Andrx products, royalties to the Company's Co-Chairman and former Chief Scientific Officer related to sales of Cartia XT and Stipulation fees, as well as corporate overhead including legal costs related to patent infringement matters related to the Company's ANDA filings and anti-trust matters. The increase in SG&A expenses in 2000, as compared to 1999, was primarily due to an increase in the activities necessary to support the increase in sales of both distributed and Andrx products and legal costs.

R&D EXPENSES

         R&D expenses were $45.5 million in 2000, or 25.9% of Andrx product sales, as compared to $25.3 million in 1999, or 18.8% of Andrx product sales. The increase in R&D expenses of $20.1 million, or 79.5% reflects the progress and expansion of the Company's development activities in ANDA bioequivalent and NDA brand name programs. During 2000, four ANDAs were filed with the FDA, which include ANDAs for Claritin D-24, a loratadine and pseudoephedrine extended-release tablet marketed by Schering; Procardia XL, a nifedipine extended-release tablet marketed by Pfizer; Claritin Reditabs, a loratadine rapidly-disintegrating tablet marketed by Schering; and Accupril, a quinapril hydrochloride immediate-release tablet marketed by Pfizer. The Company believes it was the first Company to file an ANDA with the FDA for Claritin D-24.

CYBEAR INTERNET OPERATING EXPENSES

         In 2000, the Company incurred $20.6 million of Cybear Internet operating expenses, as compared to $14.7 million in 1999. Cybear Internet operating expenses represent Cybear's operating expenses except cost of goods sold and Cybear's other charges. Such Cybear operating expenses include network operations and operations support, SG&A, product development, depreciation and amortization, and exclude cost of goods sold and intergroup eliminations. The increase in Cybear Internet operating expenses primarily relates to the progress in the development of Cybear's Internet based applications for healthcare providers and the establishment of the related administrative infrastructure. See the discussion of Cybear's operating results.

CYBEAR OTHER CHARGES

         For 2000, Cybear other charges of $5.2 million include $1.2 million in merger costs incurred in connection with the Reorganization and $2.0 million of severance costs and impairment charges to certain assets and costs incurred to terminate an agreement, a $4.0 million allowance against a note receivable from AHT, offset by a $2.0 million credit in connection with the acquisition of substantially all of the operating assets of AHT with an estimated value of $2.0 million, pursuant to an agreement approved by the United States Bankruptcy Court.

REORGANIZATION COSTS

         In 2000, the Company incurred $2.1 million of one-time costs in connection with the Reorganization.

EQUITY IN EARNINGS (LOSSES) OF JOINT VENTURES

         In 2000 the Company generated $1.2 million of equity in losses of its joint ventures, compared to equity in losses of joint venture of $370,000 in 1999. For 2000 and 1999 equity in losses of its joint ventures consisted of operating expenses, offset by net sales of the ANCIRC bioequivalent version of Trental in 2000 and net sales of the ANCIRC bioequivalent versions of Trental and Oruvail in 1999.

INTEREST INCOME

         Interest income was $13.0 million in 2000, as compared to $3.6 million in 1999. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during 2000, as compared to 1999. The increase was primarily the result of net proceeds of $235.8 million received from Andrx's May 2000 public equity offering. The Company invests in taxable and tax-free investment grade interest bearing securities.

INTEREST EXPENSE

         Interest expense decreased to $767,000 in 2000, as compared to $1.7 million in 1999. The decrease in interest expense was primarily the result of a lower average level of borrowings under Andrx Corporation's bank loan during 2000, as compared to 1999. The borrowings were primarily utilized to fund the Company's distribution operations. In December 2000, the bank loan was terminated.

MINORITY INTEREST

         Minority interest in Cybear was $4.1 million in 2000, as compared to $1.9 million in 1999. The increase in minority interest was a result of the increase in Cybear's net loss to $15.0 million for the period from January 1, 2000 to September 6, 2000, the effective date of the Reorganization, as compared to $10.8 million in 1999. Additionally, minority ownership of Cybear increased primarily from Cybear's June 1999 public offering and the issuance of Cybear common shares in the acquisition of Telegraph. No minority interest was recorded after the Reorganization, as Andrx Corporation owns 100% of Cybear Group.

GAIN ON SALE OF CYBEAR SHARES

         In 1999, the Company recognized a gain on the sales of Cybear's common stock of $643,000. Such sales were pursuant to existing subscription and warrant agreements with Cybear's then Chairman and its then Chief Executive Officer, which were issued at the then current price of $12.00 per share.

INCOME TAXES

         For 2000, the Company provided income taxes of $39.9 million, or 40.5% of income before income taxes. The Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes and the Company's inability to utilize its share of the losses of Cybear after the Company's ownership of Cybear was reduced below 80% on June 23, 1999 through September 6, 2000, prior to the effective date of the Reorganization. For 2000, net income includes the reversal of a valuation allowance on deferred tax assets of $3.6 million. For 1999, the Company provided $55.4 million for income taxes, or 37.1% of income before income taxes. The Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35% due to the effect of state income taxes and the Company's inability to utilize its share of the losses of Cybear incurred from June 23, 1999 through September 6, 2000, offset by the utilization of Andrx net operating loss carryforwards. Accordingly, Cybear was excluded from the Company's consolidated tax return and filed as a separate tax entity for all periods from June 23, 1999 through September 6, 2000. As a result, beginning on the effective date of the Reorganization, Cybear's results of operations are included in the consolidated tax returns of the Company, as the Company owns 100% of Cybear and income tax benefits relating to Cybear which are unable to be utilized by Cybear on a separate company basis, will be allocated to Andrx. In 1999, net income includes the reversal of a valuation allowance on deferred tax assets of $8.0 million. In connection with the Reorganization, effective September 7, 2000, the Company changed its method of accounting for its allocation of income taxes within the consolidated group from the pro rata method to the separate return method. Had the separate return method of allocating income taxes been utilized prior to the Reorganization, Cybear would not have been able to record any income tax benefits, as compared to $2.8 million, as recognized under the pro rata method for the year ended December 31, 1999 (exclusive of the effect of minority interest of approximately 5%). Conversely, applying the pro rata method to the period subsequent to the Reorganization would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $4.8 million in 2000.

WEIGHTED AVERAGE SHARES OUTSTANDING

         The basic and diluted weighted average shares of Andrx common stock outstanding were 67.8 million and 70.5 million, respectively, in 2000, as compared to 62.0 million and 65.0 million, respectively, in 1999. Such increases resulted primarily from the Andrx May 2000 public equity offering of 5.2 million shares. All Andrx common stock share and per share amounts reflect the May 1999 and March 2000 two-for-one stock splits effected in the form of 100% stock dividends.

         The basic and diluted weighted average shares of Cybear common stock outstanding was 3.8 million for 2000, relating to the period from September 7, 2000 through December 31, 2000. The basic and diluted weighted average shares of Cybear common stock included herein give effect to the July 2001 one-for-four reverse stock split of Cybear common stock.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, the Company had $245.4 million in cash, cash equivalents and investments available-for-sale, and $446.8 million of consolidated working capital.

OPERATING ACTIVITIES

         Net cash provided by operating activities was $27.6 million in 2001, $57.0 million in 2000 and $49.2 million in 1999.

         In 2001, net cash provided by operating activities of $27.6 million includes net income of $37.5 million; income tax benefits related to exercises of stock options of $18.4 million; an increase in accounts payable and accrued and other liabilities of $14.7 million and decreases in prepaids and other assets of $3.9 million; offset by increases in accounts receivable of $35.0 million and inventories of $41.0 million. In addition, 2001 also includes depreciation and amortization of $22.0 million, and provision for doubtful accounts of $1.4 million, $14.8 million of Cybear other non cash charges, offset by undistributed equity in earnings of joint ventures of $1.0 million and a deferred income tax benefit of $8.0 million.

         In 2000, net cash provided by operating activities of $57.0 million includes net income of $58.5 million; income tax benefits related to exercises of stock options of $19.9 million; increases in accounts payable and accrued and other liabilities of $4.1 million; and a decrease in prepaids and other assets of $3.2 million, offset by an increase in accounts receivable of $15.9 million and inventories of $18.3 million. In addition, 2000 also includes depreciation and amortization of $9.6 million, provision for doubtful accounts of $651,000, non-recurring charge on AHT Corporation note receivable of $2.0 million, undistributed equity in losses of joint venture of $1.2 million offset by minority interest in Cybear of $4.1 million and deferred income tax benefit of $3.8 million.

         In 1999, net cash provided by operating activities of $49.2 million includes net income of $94.1 million; income tax benefits related to exercises of stock options of $9.4 million; and increases in accounts payable and accrued and other liabilities of $58.5 million; offset by increases in accounts receivable of $42.1 million, inventories of $36.4 million and prepaid and other assets of $22.0 million. In addition, the 1999 period also includes depreciation and amortization of $4.5 million, provision for doubtful accounts of $3.9 million, offset by minority interest in Cybear of $1.9 million and deferred income tax benefit of $18.4 million.

INVESTING ACTIVITIES

         Net cash used in investing activities was $90.0 million in 2001, $196.5 million in 2000 and $108.7 million in 1999.

         In 2001, net cash used in investing activities of $90.0 million consisted of $75.1 million in purchases of property and equipment; $11.1 million in the acquisition of CTEX, net of cash acquired; $3.7 million in loans to former CTEX shareholders, $18.2 million in the acquisition of certain assets of Armstrong; $14.8 million in the acquisition of the Entex brand product line; $2.1 million for the marketing rights of the Anexsia brand product line and $3.2 million in advances to and transaction costs associated with the Mediconsult acquisition;, offset by $38.3 million in maturities of investments available for sale.

         In 2000, net cash used in investing activities of $196.5 million consisted of $44.5 million in purchases of property and equipment, $130.0 million in purchases of investments available for sale, $15.2 million in the acquisition of certain assets of Valmed, $3.9 million in funding of convertible note receivable and $2.8 million in costs incurred pertaining to the Reorganization.

         In 1999, net cash used in investing activities of $108.7 million consisted of $22.2 million in purchases of property and equipment, $85.3 million in purchases of investments available for sale and $1.2 million in the acquisition of Telegraph.

FINANCING ACTIVITIES

         Net cash provided by financing activities was $9.1 million in 2001, $222.6 million in 2000 and $74.6 million in 1999.

         In 2001, net cash provided by financing activities consisted of $9.1 million in proceeds from the issuance of Andrx common stock upon the exercises of stock options.

         In 2000, net cash provided by financing activities of $222.6 million consisted of $235.8 million in net proceeds from the Company's May 2000 public offering of Andrx common stock, $7.0 million in proceeds from the issuance of Andrx common stock upon the exercises of stock options, offset by $20.2 million of net repayments on borrowings under the Company's bank loan.

         In 1999, net cash provided by financing activities of $74.6 million primarily consisted of $50.8 million in proceeds from Cybear's June 1999 public equity offering, $16.1 million on net borrowings under the Company's bank loan and $6.7 million in proceeds from the issuance of Andrx common stock upon the exercises of stock options.

         In July 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option" ("EITF 00-15"). This issue addresses the presentation in the statement of cash flows of the income tax benefit related to exercises of non-qualified stock options. Companies receive an income tax deduction for the difference between the exercise price and the market price of a non-qualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by a company upon employee exercise should be classified in the operating section of the statement of cash flows. The pronouncement is effective for all quarters ending after July 20, 2000. The Company adopted EITF 00-15 in 2000 and, accordingly, has classified its 2001 and 2000 income tax benefits related to exercises of stock options of $18,363 and $19,870 as an operating activity in the Consolidated Statements of Cash Flows and in 2000 reclassified $9,368 relating to 1999 from financing activities to operating activities to conform with this presentation.

         The Company anticipates that its cash requirements will continue to increase, due to the completion of construction of its research and development, manufacturing and corporate facilities, including the related equipment. As of December 31, 2001, the Company had purchase commitments for the building, construction, supplies and equipment associated with the expansion of the Company's distribution and manufacturing operations for facilities located in Ohio and Florida for an estimated cost of $ 52 million. The Company also, from time to time, considers purchasing additional facilities for expansion. In the second half of 2002, the Company intends to occupy an additional distribution facility in Ohio, which will require the purchase of additional distribution inventories to initially stock this facility. The approximate cost of such inventory purchases is estimated to be $10 million. Additionally, in the first quarter of 2002, Andrx commenced the implementation of the JD Edwards software package and related hardware. JD Edwards is a fully integrated software package that will allow information to be shared and utilized by the Company's various businesses. The total cost of this project is estimated to be $15 million. Andrx Corporation anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future.

OUTLOOK

         DISTRIBUTED PRODUCTS

         During 2001, the Company generated $495.2 million in net sales of distributed products. The Company's pharmaceutical distribution operation has a history of consistent quarterly sequential growth as a result of, among other things, the Company's continued penetration of the market servicing independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and, to a lesser extent, physician offices. The Company believes that it will be able to continue to expand in this market, both in terms of per store volume and customer locations, particularly following the opening of its Ohio distribution center in the second half of 2002. The Company anticipates that the Ohio distribution center will enable the Company to expand its product line and improve its ability to service various geographic regions.

         Nevertheless, the ability of the Company to provide consistent sequential quarterly growth is affected, in large part, by the Company's participation in the launch of new products by other generic manufacturers. As new and existing products encounter competition, sales prices of such products typically decline. As an example, the Company's net sales of distributed products in 2001 included approximately $41.3 million from Andrx's distribution of generic Prozac, which had a 180-day marketing exclusivity from August 2001 through January 2002. Upon the expiration of that exclusivity, numerous generic manufacturers entered the market resulting in a price decline in excess of 90%. As a result, first quarter of 2002 net sales and gross profits of the Company's distributed products are expected to be lower than the fourth quarter of 2001, which included approximately $21 million in net sales of generic Prozac.

         Andrx's pharmaceutical distribution operation competes with a number of large wholesalers and other distributors of pharmaceuticals who have greater financial and other resources than Andrx. Andrx believes that consolidation among wholesalers, the growing role of managed care organizations, the formation of buying groups and competition between distributors have resulted in pricing pressures.

         The Company's distribution operation will participate and play a vital role in the launch of Andrx's bioequivalent products. For external reporting purposes, this segments' financial results do not include its participation in the distribution of Andrx bioequivalent products. Such sales are classified as Andrx product sales in the Company's Consolidated Statements of Income.

         ANDRX BIOEQUIVALENT PRODUCTS

         During 2001, the Company generated net sales of $197.9 million from its bioequivalent products (including sales by the Company's distribution operations), which included $147.0 million in sales of the Company's bioequivalent versions of Cardizem CD and Dilacor XR and $50.9 million in sales from the Company's bioequivalent version of Ventolin. The Company's bioequivalent products generated gross profits of $145.7 million and a gross margin of 73.6%.

          The bioequivalent pharmaceutical industry is highly competitive and selling prices are often subject to significant and rapid declines from competition among existing or new bioequivalent manufacturers entering the market. Since the launch of Andrx's bioequivalent version of Cardizem CD in 1999 with 180-days of marketing exclusivity, there have only been two additional bioequivalent manufacturers of this product. As a result, Andrx's bioequivalent version of Cardizem CD continues to generate significant net sales and materially contributes to Andrx's overall current level of profitability.


         The Company believes its bioequivalent controlled-release products could face more modest competition than other bioequivalent products due to the limited number of competitors having the scientific and legal expertise, and financial resources, required to develop these products and bring them to market. The Company also believes that, for various reasons, its specialty or niche bioequivalent products may also face less competition than most bioequivalent products. These competitive barriers, combined with the synergistic value derived from the Company's pharmaceutical distribution operation, better enable the Company to compete in the highly competitive bioequivalent product marketplace.

         Currently, Andrx's overall level of profitability remains dependant on a relatively small number of products. If these Andrx products and particularly Andrx's bioequivalent version of Cardizem CD were to experience increased competition from existing and/or new competitors with accompanying price reductions and/or reduced market shares, Andrx's operating results would be materially adversely affected. In the fourth quarter of 2001, increased competition resulted in reduced market share for the Company's bioequivalent version of Ventolin, adversely affecting the Company's financial results.

         The Company launched its bioequivalent version of Glucophage in January 2002, simultaneous with numerous other generic manufacturers in a highly competitive environment. Additionally, the Company anticipates launching a number of new bioequivalent products during 2002, including K-Dur in the second quarter of 2002 and Tiazac, Wellbutrin SR and Zyban in the second half of the year. Other potential product launches in 2002 include bioequivalent versions of Prilosec, Naprelan, Procardia XL and other undisclosed specialty or niche products. The timing of these product launches is dependent upon a number of factors including factors outside of the Company's control. These factors include the receipt of FDA final marketing approval, new Orange Book patent listings and related patent infringement litigation, the expiration of other's exclusivity rights, and the favorable resolution of patent litigation. The net sales and gross profits to be generated by these new products will also be affected by the amount of bioequivalent competition it encounters, particularly after the expiration of any 180-day exclusivity period that the Company anticipates having, either alone or shared, for its bioequivalent versions of Prilosec and the principle strengths of Wellbutrin SR and Zyban.

         ANDRX BRAND PRODUCTS

         In 2002, the Company anticipates launching Altocor, its first internally developed brand product. Altocor will compete in the statin market, which had approximately $12 billion in U.S. sales in 2001. The Company expects receipt of final FDA approval during the second quarter of 2002, shipping its product to pharmacies throughout the United States within 60 days of receiving that approval, and to begin promoting Altocor within 90 days of final approval. The timing and launch of Altocor is subject to various factors including the receipt of final FDA marketing approval.

         With Altocor's launch, the Company will enter a highly competitive market against brand pharmaceutical manufacturers having significantly larger and more experienced sales forces and greater financial resources dedicated to advertising and promotion. Net sales for Altocor will be subject to significant accounting estimates for, among other things, the ability of the Company's sales force and its Physicians' Online (POL) Internet portal to promote to physicians, generate product demand and pull product through the distribution channel, and the Company's ability to estimate returns. The Company's estimate of returns will be based on, among other things, terms offered to customers and an estimate of expected prescription levels. Consistent with industry practice, the Company may offer allowances on initial purchases and generally provide for a right of return or exchange. As low prescription levels of Altocor are anticipated during the early stages of the launch, sales, marketing, advertising and promotional costs will exceed gross profits from net sales of Altocor until a profitable sales level is achieved.


         In connection with existing brand products, net sales in 2002 will be recognized to the extent that they are reasonably pulled through the distribution channel. Additionally, as most net sales from current Andrx brand products primarily relate to cough cold products, such net sales are subject to seasonality. Moreover, since the Company expects to dedicate its sales force's efforts to Altocor, net sales of other Andrx brand products could be adversely affected.

         OTHER REVENUES

         In 2001, the Company generated $24.8 million of Other revenues. Of this amount, $13.0 million was earned pursuant to an agreement with Geneva. The Company terminated that agreement in October 2001. While the termination resulted in, among other things, the cessation of monthly $1.0 million payments from Geneva, and an obligation for Andrx to make certain milestone payments (including a $2.0 million milestone payment during the fourth quarter of 2001) and royalties to Geneva, Andrx reacquired, among other things, all of Geneva's marketing rights for Metformin XT. Notwithstanding the resulting loss of Other revenues in 2002, the Company expects that the reacquisition of these marketing rights, net of royalties and milestone payments to Geneva, will be accretive to the Company over the term of the royalty arrangement.

         COST OF GOODS SOLD

         In anticipation of projected 2001 bioequivalent product launches, the Company expanded its manufacturing facilities. As certain launches were delayed, the Company incurred unabsorbed manufacturing costs at its Florida manufacturing facilities which are included in cost of goods sold. It is anticipated that these manufacturing costs will be absorbed in the future as additional products are manufactured and launched. In addition, as a result of the increased competition which the Company's bioequivalent version of Ventolin encountered during the fourth quarter of 2001, the Company experienced a decline in sales and gross margins and a decrease in production levels for this product. As a result, the Company incurred unabsorbed manufacturing costs at its Massachusetts manufacturing facility, which are similarly included in cost of goods sold. The Company is taking measures to reduce certain levels of these manufacturing costs and to improve efficiency of this facility and in the future may manufacture other inhalation products that are currently under development.

         SG&A EXPENSES

         The Company's SG&A expenses are related to the level of sales and the sales product mix which includes distributed products, Andrx bioequivalent products and Andrx brand products. The Company anticipates that its SG&A expenses will be significantly greater in 2002 than in 2001. That increase is primarily the result of anticipated bioequivalent product launches in 2002, additional operating expenses related to the Ohio distribution facility in the second half of 2002, the existence of a brand sales force throughout 2002, and the promotion of Altocor. The Company's brand sales effort commenced in January 2001 with the acquisition of CTEX and approximately 90 sales representatives. During 2001, the Company increased the number of sales representatives to approximately 300. The Company is also considering increasing the number of sales representatives up to 500 within 18 months of the Altocor launch. Altocor promotional expenses, which are expensed as incurred, will be periodically evaluated throughout 2002 following consideration of, among other things, the launch of the Company's bioequivalent versions of Wellbutrin SR, Zyban and Prilosec and any co-promotional arrangements for Altocor. However, due to the differences between the financial resources of the Company and of its competitors in the statin market, the Company's sales force and planned promotional budget for 2002 are likely to be significantly less than its competitors.

         R&D EXPENSES

         Andrx anticipates that R&D expenses for 2002 will increase to approximately $55 million from approximately $52.8 million for 2001, as a result of continued spending in bioequivalent drug development (ANDA) and brand product development (NDA). Andrx currently expects that its 2002 R&D expenses will be allocated approximately 55% to bioequivalent products and 45% to brand products. R&D expenses will be periodically evaluated throughout 2002 following consideration of, among other things, the launch of the Company's bioequivalent versions of Wellbutrin SR, Zyban and Prilosec.

         CYBEAR GROUP

         During the year ended December 31, 2001, Cybear revenues were primarily derived from revenues generated from Cybear's consolidation of the Cybearclub LC joint venture with Andrx (included in Distributed products sales in the Consolidated Statements of Income) and application and portal services (included in Other revenues in the Consolidated Statements of Income). By exploiting its physicians' user base and proprietary technology, Cybear believes that it may have the potential to generate revenue from multiple sources, including the licensing of ePrescribing software and electronic prescription process patents. However, Cybear's ability to generate revenues from all or any of these sources is still uncertain and there can be no assurance that Cybear can commercialize its products to generate any meaningful revenues and profits. Cybear has incurred net operating losses and negative cash flows from operating activities since its inception. Cybear expects to continue to incur significant expenses in product development, network operations and customer support and SG&A. As a result, Cybear expects to continue to incur operating losses for the foreseeable future, and may never achieve or sustain profitability. Moreover, Cybear's business strategy may need to be significantly changed due to the evolving nature of the industry and limited access to financial resources.

RECENT ACCOUNTING PRONOUNCEMENTS

         Derivatives

         As of January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Adoption of the provisions of this pronouncement had no effect on the Company's consolidated financial statements since the Company does not have any derivative financial instruments or hedging activities.

         Business Combinations

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This pronouncement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations within the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective for business combinations occurring after June 30, 2001. The Company adopted the provisions of SFAS No.141 as of the effective date. Adoption of the provisions of this pronouncement had no impact on the consolidated financial statements of the Company.

         Goodwill and Other Intangible Assets

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) in an acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer subject to amortization. Instead, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair-value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as a cumulative effect of a change in accounting principle. The Company will adopt the provisions of SFAS No. 142, as appropriate. The Company estimates that it will no longer be recording approximately $3.2 million in annual goodwill amortization in future periods. The Company is in the process of evaluating if there is any impairment in value of its goodwill, and will not be able to determine the ultimate impact of this pronouncement until such time the Company fully applies its provisions.

         Asset Retirement Obligations

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This pronouncement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Company.

         Long-Lived Assets

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company believes that the adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

         Stock Splits

         In May 1999 and March 2000, the Company implemented two-for-one stock splits of Andrx common stock in the form of 100% stock dividends. All Andrx share and per share amounts included herein give effect to these stock splits.

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

                                                                         YEARS ENDED DECEMBER 31,
                                                                              (IN THOUSANDS)
                                              -------------------------------------------------------------------------------
STATEMENTS OF INCOME DATA (1)                   2001             2000             1999              1998              1997
                                              --------        ---------         ---------         ---------         ---------
Revenues
   Distributed products                       $491,132        $ 324,591         $ 262,321         $ 215,903         $ 146,237
   Andrx products                              229,003          175,428           134,796            11,472             3,324
   Stipulation fees                                 --               --            70,733            19,130                --
   Other                                        19,949           14,966             7,870               552               137
                                              --------        ---------         ---------         ---------         ---------

Total revenues                                 740,084          514,985           475,720           247,057           149,698
                                              --------        ---------         ---------         ---------         ---------

Operating expenses
   Cost of goods sold                          475,760          297,218           235,269           188,226           126,802
   Selling, general and administrative         119,221           61,901            55,266            30,646            18,934
   Research and development                     52,846           45,467            25,327            15,906             9,569
   Reorganization costs                             --            2,098                --                --                --
                                              --------        ---------         ---------         ---------         ---------

Total operating expenses                       647,827          406,684           315,862           234,778           155,305
                                              --------        ---------         ---------         ---------         ---------

Income (loss) from operations                   92,257          108,301           159,858            12,279            (5,607)

Other income (expense)
  Equity in earnings (losses) of joint
     ventures                                    1,025           (1,202)             (370)             (931)           (1,682)
  Interest income                               10,965           11,210             2,321             1,064             1,585
  Interest expense                                  --             (767)           (1,661)             (380)             (490)
                                              --------        ---------         ---------         ---------         ---------

Income (loss) before income taxes              104,247          117,542           160,148            12,032            (6,194)
Income taxes                                    31,385           39,870            58,229             2,233                --
                                              --------        ---------         ---------         ---------         ---------

Net income (loss)                             $ 72,862        $  77,672         $ 101,919         $   9,799         $  (6,194)
                                              ========        =========         =========         =========         =========

                                                                             DECEMBER 31,
                                                                            (IN THOUSANDS)
                                              -------------------------------------------------------------------------------
BALANCE SHEET DATA                              2001              2000             1999             1998              1997
                                              --------        ---------         ---------         ---------         ---------
Cash, cash equivalents and
   investments available for sale             $244,190        $ 320,108         $  82,586         $  20,254         $  22,705
Working capital                                449,684          437,070           137,628            41,363            31,054
Property, plant and equipment, net             137,604           71,433            34,748            18,022            15,214
Total assets                                   774,307          630,513           302,107           118,468            91,718
Short-term borrowings                               --               --            20,226             4,107               546
Andrx Group equity                             640,644          522,246           181,707            63,720            50,623

(1) Certain prior year amounts have been reclassified to conform with the current year presentation

ANDRX GROUP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended December 31, 2001, As Compared To Year Ended December 31, 2000

         For 2001, Andrx generated net income of $72.9 million, as compared to net income of $77.7 million for 2000.

REVENUES

         Total revenues increased by 43.7% to $740.1 million for 2001, as compared to $515.0 million for 2000.

         Net sales from distributed products increased by 51.3%, to $491.1 million for 2001, as compared to $324.6 million for 2000. Commencing March 2000, sales from distributed products also include sales from Valmed, which Andrx acquired certain assets of in March 2000. For 2001, sales from distributed products include $5.3 million of sales from Andrx's distribution of the bioequivalent versions of Ventolin (albuterol metered dose inhaler) manufactured by Armstrong. Andrx completed its acquisition of certain assets of Armstrong on March 30, 2001. Sales of Armstrong's albuterol metered dose inhaler after the acquisition date were included in Andrx product sales. The increase in sales from distributed products reflects the participation in the distribution of generic products launched by other pharmaceutical companies, and an increase in sales to existing and new customers, generally offset by overall price declines. Commencing August 2001, sales from distributed products includes approximately $41.3 million of Andrx's participation in the distribution of generic Prozac which enjoyed marketing exclusivity from August 2001 through January 2002. In January 2002, after the expiration of marketing exclusivity, numerous competitors entered the market resulting in a price decline in excess of 90%.

         Net sales of Andrx products increased by 30.5%, to $229.0 million for 2001, as compared to $175.4 million in 2000. In 2001, net sales of Andrx products consisted of $197.9 million of Andrx bioequivalent products and $31.1 million of Andrx brand products. For 2001 and 2000, net sales of Andrx bioequivalent products of $197.9 million and $175.4 million, respectively, include sales of Andrx's bioequivalent versions of Dilacor XR and Cardizem CD, and commencing on April 1, 2001, Andrx's bioequivalent version of Ventolin, which Andrx acquired with the acquisition of certain assets of Armstrong. During 2001, sales of albuterol metered dose inhalers were $50.9 million. In 2001, sales of Andrx brand products of $31.1 million included the sales of the CTEX products which Andrx acquired on January 23, 2001, the Entex cough and cold product line which Andrx acquired on June 30, 2001 and sales of the Anexsia product line used for the treatment of pain which Andrx acquired marketing rights on July 1, 2001 from Mallinckrodt. In 2000, Andrx did not generate any brand product sales as it commenced its brand sales operations in January 2001 with the acquisition of CTEX. When recognizing net sales, Andrx takes into consideration the levels of inventory in the distribution channel. Andrx periodically evaluates the inventory position in the distribution channel to determine whether high inventory levels of products exist. In 2001, Andrx Group determined that the levels of inventory in the distribution channel for certain brand products increased to high levels. These high levels in 2001 were primarily due to a significantly lighter than expected cough and cold season and competition from generic introductions, which, in combination, contributed to a lower than anticipated sell-through of brand products in the distribution channel during 2001. As a result, as of December 31, 2001, Andrx Group recorded a sales allowance of $14.3 million against this high level of brand product in the distribution channel resulting in recognized net sales of Andrx brand products of $31.1 million for 2001.

         Andrx's product sales may be affected by the level of provisions for estimated sales allowances. Sales allowances for estimated returns, chargebacks and other sales allowances are established by the Company concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including but not limited to, actual return and historical experience by product type, the number and timing of competitive products approved for sale, both historical and projected, the market for the product, estimated customer inventory levels by product and current and projected economic conditions and levels of competition. Actual product returns, chargebacks and other sales allowances incurred are, however, dependent upon future events. The Company continually monitors the factors that influence sales allowances and makes adjustments to these provisions when management believes that actual product returns, chargebacks and sales other allowances may differ from established allowances.

         In the pharmaceutical industry, the practice is generally to grant customers the right to return or exchange on purchased goods. In the generic pharmaceutical industry, this practice has resulted in generic manufacturers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory following decreases in the market price of the related generic pharmaceutical product. Due to the competitive nature of the generic pharmaceutical industry, prices to customers are subject to frequent and significant price declines from existing and new competitors. The determination to grant a credit to a customer following a price decrease is generally at the discretion of the Company, and generally not pursuant to contractual arrangements with customers. Accordingly, the Company makes significant accounting estimates, which include estimates of price declines and quantities shipped but still on customers shelves before the products pull through the distribution channel. The Company accrues an estimate for the sales allowances in the same period the sale is recognized and continually reviews such estimates.

         In connection with brand products, the Company's significant accounting estimates for sales allowances are dependent on the Company's ability to promote to physicians, create demand for products, pull products through the distribution channel and estimate returns, future levels of prescriptions for its products and the inventory levels in the distribution channel. It is a common practice in the pharmaceutical industry for brand manufacturers to offer customers buy-in allowances on initial purchases prior to promotion activities by the manufacturer. All purchases by customers are generally subject to the right of return or exchange. Accordingly, the Company is required to make significant accounting estimates related to such sales allowances, concurrently with the recognition of revenues and continually reviews such estimates.

         Andrx generated $19.9 million of other revenues in 2001, as compared to $15.0 million in 2000. Other revenues for 2001 primarily represented $ 13.0 million of fees from Geneva through the October 2001 termination of the agreement and $6.4 million of revenues from Armstrong's contract manufacturing business. As a result of the termination of the Geneva agreement, Andrx will no longer earn $1.0 million per month in recurring fees under this agreement. For 2000, other revenues of $15.0 million include primarily $14.0 million in fees from Geneva.

GROSS PROFIT/GROSS MARGIN

         In 2001, total revenues generated total gross profit of $264.3 million, with a gross margin of 35.7%, as compared to total gross profit of $217.8 million, with a gross margin of 42.3% in 2000.

         In 2001, net sales of distributed products generated $84.7 million of gross profit with a gross margin of 17.2%, as compared to $55.9 million of gross profit, with a gross margin of 17.2% for 2000.

         In 2001, net sales of Andrx products generated $164.6 million of gross profit, with a gross margin of 71.9% compared to $146.9 million of gross profit, with a gross margin of 83.7% for 2000. In 2001, within Andrx products, Andrx's bioequivalent products generated $145.7 million of gross profit with a gross margin of 73.6%, as compared to $146.9 million of gross profit, with a gross margin of 83.7% in 2000. As a result of the expansion of manufacturing facilities in anticipation of new product launches and delays in the launches, of Andrx's bioequivalent versions of Prilosec, Tiazac, Glucophage, and Naprelan, in 2001, Andrx Group incurred costs of approximately $3.6 million, included in cost of goods sold, relating to unabsorbed manufacturing costs at its Florida manufacturing facilities. Such manufacturing costs will be absorbed in the future as Andrx increases production levels related to launches of Andrx products into the marketplace. Similarly, in connection with the increase in competition for Andrx's bioequivalent version of Ventolin through 2001, Andrx Group experienced a decrease in net sales and lower gross margins as well as a related decrease in production levels. Andrx Group incurred costs of approximately $1.4 million, included in cost of goods sold, relating to unabsorbed manufacturing costs at its Armstrong manufacturing facility in Massachusetts. Andrx is taking measures to reduce certain levels of these unabsorbed manufacturing costs. If there is an increase in market demand for Ventolin and Andrx increases production levels to manufacture additional quantities of its bioequivalent product to match that increase in market demand, some current excess capacity may be utilized. Additionally, in the future, Andrx Group may be able to increase efficiency at its Massachusetts facility by manufacturing other inhalation products, which are currently under development. In 2001, within Andrx products, Andrx's brand products generated $18.9 million of gross profit with a gross margin of 60.8%. Due to the high levels of inventory in the brand distribution channel, Andrx Group evaluated its levels of its brand product inventories based on the latest estimated levels of demand for these brand products, primarily cough and cold products, but also including the Anexsia pain product line. Based on such evaluation and the obsolescence of certain products due to reformulations caused by generic introductions, Andrx Group provided an inventory allowance of approximately $4.1 million through cost of goods sold in 2001.

SG&A EXPENSES

         SG&A expenses were $119.2 million, or 16.1% of total revenues for 2001, as compared to $61.9 million, or 12.0% of total revenues for 2000. SG&A expenses include expenses related to the administration, marketing, selling and warehousing of distributed and Andrx products, the establishment of brand sales and marketing efforts, royalties to the Company's Co-Chairman and former Chief Scientific Officer related to sales of Andrx's bioequivalent version of Cardizem CD, as well as corporate overhead and legal costs with respect to patent infringement matters related to Andrx's ANDA filings and anti-trust matters. The increase in SG&A expenses in 2001, as compared to 2000, was primarily the result of an increase in sales of distributed and Andrx products, the building of the brand sales and marketing infrastructure, including the CTEX sales force, and an increase in legal costs. The Andrx sales force will market the current Andrx Group brand products, including the CTEX products, Entex cough and cold product line and Anexsia pain products, as Andrx continues to prepare its sales force for the anticipated launch of its first internally-developed NDA product, Altocor, a high-potency, extended-release lovastatin, for which Andrx Group received an approvable letter from the FDA on January 25, 2002. In connection with that launch Andrx is considering increasing the number of sales representatives from 320 as of December 31, 2001 up to 500 with 12 to 18 months after the Altocor launch. Andrx is also exploring entering into co-promotional arrangements.

R&D EXPENSES

         R&D expenses were $52.8 million, or 23.1% of Andrx product sales in 2001, as compared to $45.5 million, or 25.9% of Andrx product sales in 2000. The increase in R&D expenses of $7.4 million or 16.2% reflect Andrx's continued commercialization efforts in its bioequivalent (ANDA) and brand name (NDA) drug development programs. During 2001, ANDAs were accepted as filed by the FDA for 16 products, including ANDAs for Paxil, paroxetine hydrochloride tablets marketed by Glaxo; Glucophage XR, metformin extended-release tablets marketed by Bristol-Myers; Glucotrol XL, glipizide extended-release tablets marketed by Pfizer; Claritin D-12, a loratadine and pseudoephedrine extended-release tablet marketed by Schering. Andrx believes it was the first company to file ANDAs with the FDA for Glucophage XR and Glucotrol XL. Additionally, during 2001, Andrx submitted its first NDA to the FDA for Altocor, a high-potency, extended-release lovastatin, and completed Phase III NDA clinical studies for Metformin XT. In 2001, R&D expenses include a $2.0 million milestone payment to Geneva in connection with the agreement whereby Andrx reacquired from Geneva the marketing rights for certain Andrx brand products under development.

REORGANIZATION COSTS

         In 2000, Andrx incurred $2.1 million of one-time costs in connection with the Reorganization.

EQUITY IN EARNINGS (LOSSES) OF JOINT VENTURES

         Andrx Group generated $1.0 million of equity in earnings of its joint ventures in 2001, compared to $1.2 million of equity in losses of its joint ventures in 2000. For 2001 equity in earnings of its joint ventures reflect sales of the ANCIRC bioequivalent versions of Oruvail and Trental and the CARAN bioequivalent version of Pepcid, reduced by operating expenses. For 2000 equity in losses of its joint ventures consisted of operating expenses, offset by net sales of the ANCIRC bioequivalent version of Trental.

INTEREST INCOME

         Andrx generated interest income of $11.0 million in 2001, as compared to $11.2 million in 2000. The decrease in interest income is primarily the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained during 2001, as compared to 2000. Andrx invests in taxable and tax free investment grade interest bearing securities.

INTEREST EXPENSE

         Interest expense was $767,000 in 2000 resulting from borrowings from Andrx's bank loan, which was terminated in December 2000.

INCOME TAXES

         For 2001, Andrx provided income taxes of $31.4 million, or 30.1% of income before income taxes. Andrx provided for income taxes at less than the expected annual effective federal statutory rate of 35%, primarily due to Andrx's ability to utilize Cybear's losses after the Reorganization, offset by the effect of state income taxes. For 2000, Andrx provided income taxes of $39.9 million, or 33.9% of income before income taxes. Andrx provided for income taxes at less than the expected annual effective federal statutory rate of 35% primarily due to Andrx's ability to utilize Cybear's losses after the Reorganization, offset by the effect of the state income taxes. For 2000, net income includes the reversal of a valuation allowance on deferred tax assets of $3.6 million. In connection with the Reorganization, effective September 7, 2000, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. Applying the pro rata method to 2001 and 2000 would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $7.6 million and $4.8 million, respectively.

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

         Under the provisions of the tax sharing agreement related to the Reorganization, for financial statement purposes, at such time as Cybear achieves profitability or is otherwise able to recognize its tax benefits under accounting principles generally accepted in the United States, if ever, Cybear will recognize the benefit of its accumulated income tax benefits (which had previously been utilized by Andrx) in its statement of operations with a corresponding decrease to Cybear's equity (i.e., effectively accounted for as a non-cash dividend). To the extent Andrx is profitable and is able to utilize such tax benefit and Cybear is generating losses, it is expected that Andrx's effective tax rate will be less than the statutory federal and state rate. If Cybear attains profitability or is otherwise able to recognize its tax benefits, Andrx's effective tax rate may be greater than the statutory federal and state income tax rate to the extent of Cybear's then unreimbursed accumulated tax benefits that can be realized (Andrx will then reverse the tax benefits previously recorded, i.e., effectively transferring such tax benefits to Cybear in the form of a non-cash equity transaction).

         In October 2000, Andrx Corporation and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by Andrx Corporation for specific tax benefits utilized by Andrx Corporation in connection with an election Cybear made on its 2000 and 1999 separate federal corporate tax returns to amortize certain product development expenses over a period of ten years. Such reimbursements from the Company are accounted for by Cybear as a capital contribution. As a result of the supplement to the tax sharing agreement, Cybear may be reimbursed for the after-tax effect of amortizing approximately $6 million of such expenses over ten years.

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

REVENUES

         Total revenues increased by 8.3%, to $515.0 million for 2000, as compared to $475.7 million for 1999.

         Net sales from distributed products increased by 23.7% to $324.6 million for 2000, as compared to $262.3 million for 1999. The increase in sales from distributed products reflects the participation in the distribution of additional generic products launched by other pharmaceutical companies, an increase in sales to existing customers and an increase in the number of customers, generally offset by overall price declines. Sales for 2000 also include sales generated by Valmed, which Andrx acquired in March 2000.

         Net sales from Andrx products increased by 30.1% to $175.4 million for 2000, as compared to $134.8 million in 1999. Sales from Andrx products include sales of Diltia XT, and commencing June 23, 1999, Cartia XT, which enjoyed 180-days of marketing exclusivity through December 19, 1999.

         Pursuant to the Stipulation with Aventis in connection with the patent infringement litigation involving Cartia XT, Andrx earned $70.7 million in interim and final fees in 1999.

         Other revenues were $15.0 million in 2000, as compared to $7.9 million in 1999, primarily from Andrx's domestic and international licensing arrangements. The revenues in 2000 were primarily generated from the June 1999 agreement with Geneva, as amended.

GROSS PROFIT/GROSS MARGIN

         In 2000, total revenues generated total gross profit of $217.8 million with a gross margin of 42.3%, compared to total gross profit of $240.5 million, with a gross margin of 50.5% in 1999. Gross profit for 1999 includes $70.7 million of Stipulation fees.

         Gross profit from sales of distributed products was $55.9 million with a gross margin of 17.2% in 2000, as compared to $50.0 million, with a gross margin of 19.1% in 1999.

         In 2000, net sales of Andrx products generated $146.9 million of gross profit, with a gross margin of 83.7%, compared to $112.0 million of gross profit, with a gross margin of 83.1% for 1999. The increase in gross profit in 2000 as compared to 1999 was primarily the result of an increase in sales of Andrx products as a result of having twelve months of sales of Cartia XT in 2000, as compared to approximately six months of sales of Cartia XT in 1999.

SG&A EXPENSES

         SG&A expenses were $61.9 million, or 12.0%, of total revenues for 2000, as compared to $55.3, million, or 11.6%, of total revenues for 1999. SG&A expenses include administration, marketing, selling and warehousing of both distributed and manufactured products, royalties to the Company's Co-Chairman and former Chief Scientific Officer related to sales of Cartia XT and Stipulation fees, as well as, corporate overhead including legal costs related to patent infringement matters related to Andrx's ANDA filings and anti-trust matters. The increase in SG&A expenses in 2000, as compared to 1999, was primarily due to an increase in the activities necessary to support the increase in sales of both distributed and manufactured products and legal costs.

R&D EXPENSES

         R&D expenses were $45.5 million, or 25.9% of Andrx product sales, in 2000, as compared to $25.3 million, or 18.8% of Andrx product sales, in 1999. The increase in research and development expenses of $20.1 million or 79.5% reflects the progress and expansion of Andrx's development activities in the ANDA bioequivalent and NDA brand name drug development programs. During 2000, four ANDAs were filed with the FDA, which include ANDAs for Claritin D-24, a loratadine and pseudoephedrine extended-release tablet marketed by Schering; Procardia XL, a nifedipine extended-release tablet marketed by Pfizer; Claritin Reditabs, a loratadine rapidly-disintegrating tablet, marketed by Schering; and Accupril, a quinapril hydrochloride immediate-release tablet marketed by Pfizer. Andrx believes it was the first company to file an ANDA with the FDA for Claritin D-24.

REORGANIZATION COSTS

         In 2000, Andrx incurred $2.1 million of one-time costs in connection with the Reorganization.

EQUITY IN EARNINGS (LOSSES) OF JOINT VENTURES

         In 2000, Andrx Group generated $1.2 million of equity in losses of its joint ventures, compared to $370,000 in 1999. For 2000 and 1999 equity in losses of its joint ventures consisted of operating expenses, offset by net sales of the ANCIRC bioequivalent version of Trental in 2000 and net sales of the ANCIRC bioequivalent versions of Trental and Oruvail.

INTEREST INCOME

         Interest income was $11.2 million in 2000, as compared to $2.3 million in 1999. The increase in interest income is primarily the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during 2000, as compared to 1999. The increase was primarily the result of the net proceeds of $235.8 million received from Andrx's May 2000 public equity offering. Andrx invests in taxable and tax-free, investment grade interest bearing securities.

INTEREST EXPENSE

         Interest expense decreased to $767,000 in 2000, as compared to $1.7 million in 1999. The decrease in interest expense was primarily the result of a lower average level of borrowings under Andrx's bank loan during 2000, as compared to 1999. The borrowings were primarily utilized to fund Andrx's distribution operations. In December 2000, the bank loan was terminated.

INCOME TAXES

         For 2000, Andrx provided income taxes of $39.9 million or 33.9% of income before income taxes. Andrx provided for income taxes at less than the expected annual effective federal statutory rate of 35%, primarily due to Andrx's ability to utilize losses of Cybear after the Reorganization offset by the effect of the state income taxes. For 2000, net income includes the reversal of valuation allowance on deferred tax assets of $3.6 million. For 1999, Andrx provided $58.2 million of income taxes or 36.4% of income before income taxes. Andrx provided for income taxes in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes, offset by the utilization of Andrx's net operating loss carryforwards. Prior to the Reorganization, Cybear was excluded from Andrx's consolidated tax returns and filed as a separate tax entity for all periods from June 23, 1999 through September 6, 2000. Beginning on the effective date of Reorganization. Cybear's results of operations will be included in the consolidated tax returns of the Company, as the Company owns 100% of Cybear, and income tax benefits relating to Cybear which are unable to be utilized by Cybear on a separate company basis, will be allocated to Andrx. In 1999, net income includes the reversal of a valuation allowance on deferred tax assets of $8.0 million. In connection with the Reorganization, effective September 7, 2000, the Company changed its method of accounting for its allocation of income taxes within the consolidated group from the pro rata method to the separate return method. Had the separate return method of allocating income been utilized prior to the Reorganization, Cybear would not have been able to record any income tax benefits, as compared to $2.8 million, as recognized under the pro rata method for the year ended December 31, 1999, (exclusive of the effect of minority interest of approximately 5%). Conversely, applying the pro rata method to the period subsequent to the Reorganization would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $4.8 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, Andrx had $244.2 million in cash, cash equivalents and investments available-for-sale and $449.7 million of consolidated working capital.

OPERATING ACTIVITIES

         Net cash provided by operating activities was $41.6 million in 2001, $70.8 million in 2000 and $58.0 million in 1999.

         In 2001, net cash provided by operating activities of $41.6 million includes net income of $72.9 million, income tax benefits related to exercises of stock options of $18.4 million, an increase in accounts payable and accrued and other liabilities of $17.3 million and a decrease in prepaids and other assets of $2.7 million, offset by increases in accounts receivable of $34.5 million and inventories of $41.0 million. In addition, 2001 also includes depreciation and amortization of $14.4 million and provision for doubtful accounts of $518,000, offset by deferred income tax benefit of $8.0 million and undistributed equity in earnings of joint venture of $1.0 million.

         In 2000, net cash provided by operating activities of $70.8 million included net income of $77.7 million, income tax benefits related to exercises of stock options of $19.9 million, increases in accounts payable and accrued and other liabilities of $5.0 million, offset by increases in accounts receivable of $15.1 million, inventories of $18.3 million and prepaid and other assets of $1.9 million. In addition, 2000 also included depreciation and amortization of $5.5 million, provision for doubtful accounts of $548,000, undistributed equity in losses of joint venture of $1.2 million, offset by deferred income tax benefit of $3.8 million.

         In 1999, net cash provided by operating activities of $58.0 million included net income of $101.9 million, income tax benefit related to exercise of stock options of $9.4 million, increases in accounts payable and accrued and other liabilities of $50.6 million, offset by increases in accounts receivable of $42.4 million, inventories of $36.4 million and prepaid and other assets of $13.9 million. In addition, 1999 also included depreciation and amortization of $3.0 million, and provision for doubtful accounts of $3.9 million, offset by deferred income tax benefit of $18.4 million.

INVESTING ACTIVITIES

         Net cash used in investing activities was $98.7 million in 2001, $200.0 million in 2000 and $77.6 million in 1999.

         In 2001, net cash used in investing activities of $98.7 million consisted of $74.8 million in purchases of property and equipment, $11.1 million in the acquisition of CTEX, net of cash acquired, $3.7 million in loans to former CTEX shareholders, $18.2 million in the acquisition of certain assets of Armstrong, $14.8 million in the acquisition of the Entex brand product line, and $2.1 million for the marketing rights of the Anexsia brand product line offset by $26.1 million in maturities of investments available for sale.

         In 2000, net cash used in investing activities of $200.0 million consisted of $40.8 million in purchases of property and equipment, $144.0 million in purchases of investments available for sale and $15.2 million in the acquisition of certain assets of Valmed.

         In 1999, net cash used in investing activities of $77.6 million consisted of $18.5 million in purchases of property and equipment, and $59.2 million in purchases of investments available for sale.

FINANCING ACTIVITIES

         Net cash provided by financing activities was $7.1 million in 2001, $222.6 million in 2000 and $22.8 million in 1999.

          In 2001, net cash provided by financing activities of $7.1 million consisted of $9.1 million in proceeds from the issuance of Andrx common stock upon the exercises of stock options, offset by $2.0 million in advances to Cybear under a line of credit.

         In 2000, net cash provided by financing activities of $222.6 million consisted of $235.8 million in net proceeds from Andrx's May 2000 public offering of Andrx common stock, $7.0 million in proceeds from the issuance of Andrx common stock upon the exercises of stock options, offset by $20.2 million of net repayments on borrowings under the Company's bank loan.

         In 1999, net cash provided by financing activities of $22.8 million consisted of $16.1 million on net borrowings under the Company's bank loan and $6.7 million in proceeds from the issuance of Andrx common stock upon the exercises of stock options.

         In July 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option" ("EITF 00-15"). This issue addresses the presentation in the statement of cash flows of the income tax benefit related to exercises of non-qualified stock options. Companies receive an income tax deduction for the difference between the exercise price and the market price of a non-qualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by a company upon employee exercise should be classified in the operating section of the statement of cash flows. The pronouncement is effective for all quarters ending after July 20, 2000. The Company adopted EITF 00-15 in 2000 and, accordingly, has classified its 2001 and 2000 income tax benefits related to exercises of stock options of $18,363 and $19,870 as an operating activity in the Consolidated Statements of Cash Flows and in 2000 reclassified $9,368 relating to 1999 from financing activities to operating activities to conform with this presentation.

         In March 2001, Andrx agreed to furnish Cybear with a $12.0 million line of credit. Drawings will be subject to certain covenants, will bear interest at a rate equal to prime plus 1% or Andrx's cost of borrowing, depending on whether Andrx is borrowing from a third party, and shall be payable upon the expiration of the line of credit on March 31, 2004. As of December 31, 2001, Cybear drew $2.0 million against this line of credit.

          Andrx anticipates that its cash requirements will continue to increase, due to the completion of construction of its research and development, manufacturing and corporate facilities, including the related equipment. As of December 31, 2001, the Company had purchase commitments for the building, construction, supplies and equipment associated with the expansion of the Company's distribution and manufacturing operations for facilities located in Ohio and Florida for an estimated cost of $52 million. Andrx also from time to time considers purchasing additional facilities for expansion. In the second half of 2002, Andrx intends to occupy an additional distribution facility in Ohio, which will require the purchase of additional distribution inventories to initially stock this facility. The approximate cost is estimated to be $10 million. Additionally, in the first quarter of 2002, Andrx started the implementation of the JD Edwards software package and related hardware. JD Edwards is a fully integrated software package that will allow information to be shared and utilized by the Company's various businesses. The total cost of this project is estimated to be $15 million. Andrx Corporation anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future.

         CYBEAR GROUP

         CONSOLIDATED SELECTED FINANCIAL DATA

         The following selected financial data is qualified by reference to, and should be read in conjunction with, the Andrx Corporation and subsidiaries' Consolidated Financial Statements and related notes thereto included herein.

                                                                                                                     FOR THE PERIOD
                                                                                                                          FROM
                                                                                                                      FEBRUARY 5,
                                                                             YEARS ENDED DECEMBER 31,                     1997
                                                                                  (in thousands)                    (INCEPTION) TO
                                                        ----------------------------------------------------------    DECEMBER 31,
STATEMENTS OF OPERATIONS DATA(1)                          2001             2000             1999            1998          1997
                                                        --------         --------         --------         -------   -------------
Revenues
   Cybearclub LC Internet product sales (2)             $  4,109         $  1,483         $     81         $    --         $    --
   Cybearclub LC telemarketing product sales (2)              --            2,715               --              --              --
   Other product sales                                        --              321               --              --              --
   Application services                                    1,387               30               --              --              --
   Portal services                                         1,448               --               --              --              --
   Website development, hosting and other
    services                                                 479              336              102              --              96
   Online meeting development services                     1,070               --               --              --              --
   Subscription services                                     464              161               87              --              --
                                                        --------         --------         --------         -------         -------

Total revenues                                             8,957            5,046              270              --              96
                                                        --------         --------         --------         -------         -------

Operating expenses
   Cost of goods sold                                      3,835            4,257               77              --              --
   Network operations and operations support               5,603            4,501            2,972             643              --
   Product development                                     5,416            3,774            3,058           1,717             894
   Selling, general and administrative                     7,427            8,399            7,271           1,672             667
   Depreciation and amortization                           7,654            4,035            1,556             139              65
   Merger costs and other charges                         14,759            5,224               --              --              --
                                                        --------         --------         --------         -------         -------

 Total operating expenses                                 44,694           30,190           14,934           4,171           1,626
                                                        --------         --------         --------         -------         -------

 Loss from operations                                    (35,737)         (25,144)         (14,664)         (4,171)         (1,530)
 Other income (expense)
   Interest income                                           422            1,829            1,282              --              --
   Interest expense on advances from Andrx                    (1)              --             (216)           (210)            (28)
                                                        --------         --------         --------         -------         -------

Loss before income taxes                                 (35,316)         (23,315)         (13,598)         (4,381)         (1,558)
Income tax benefit allocated from Andrx                       --               --            2,824           1,900              --
                                                        --------         --------         --------         -------         -------

Net loss                                                $(35,316)        $(23,315)        $(10,774)        $(2,481)        $(1,558)
                                                        ========         ========         ========         =======         =======

                                                                                        DECEMBER 31,
                                                                                       (in thousands)
                                                        --------------------------------------------------------------------------
BALANCE SHEET DATA                                        2001             2000             1999             1998            1997
                                                        --------         --------         --------         -------         -------
Cash, cash equivalents and investments
  available-for-sale                                    $  1,234         $ 16,701         $ 37,994         $     4         $     1
Working capital (deficit)                                 (3,028)          16,188           39,390          (3,235)         (1,378)
Total assets                                              17,087           39,505           53,068           3,332             395
Equipment, net                                             2,294            6,340            5,126           2,407             189
Cybear Group equity (deficit)                              7,250           37,551           49,978            (467)         (1,014)

(1) Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) For the year ended December 31, 1999 and through the first quarter of 2000, as reported by Cybear, Cybearclub product sales were reported as E-commerce sales. In the second quarter of 2000, Cybear changed its presentation from E-commerce sales to Cybearclub LC sales and in the third quarter of 2000, Cybear changed the classification to Cybearclub LC Internet product sales (i.e., physician Internet orders) and Cybearclub LC telemarketing product sales (i.e., telemarketing orders entered over the Internet on behalf of customers by Cybear employees). Cybear is presenting 1999 E-commerce product sales as Cybearclub LC Internet product sales, although Cybear's systems at that time did not permit such classification to be fully verified.

CYBEAR GROUP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended December 31, 2001, As Compared to Year Ended December 31, 2000.

         For 2001, Cybear generated a net loss of $35.3 million, as compared to a net loss of $23.3 million in 2000.

REVENUES

         Cybear total revenues increased by 77.5% to $9.0 million for 2001, as compared to $5.0 million for 2000.

         In August 1999, Cybear commenced Cybearclub with Andrx which is intended to distribute healthcare products to physicians' offices through the Internet. Capital contributions to, distributions from and net income or loss generated by Cybearclub are allocated in proportion to Cybear's and Andrx's interests in the joint venture. Such interests are 55% to Cybear and 45% to Andrx. Cybearclub's management committee is comprised of five members. Three members are appointed by Cybear and two members are appointed by Andrx. Based on its majority ownership and majority representation on the management committee of Cybearclub, Cybear controls Cybearclub. Accordingly, Cybear consolidates the accounts of Cybearclub and Andrx utilizes the equity method of accounting for its investment in Cybearclub.

         To help achieve Cybearclub's objective of having physicians' offices purchase products through the Internet, Cybearclub initiated a dual strategy of using Andrx telemarketers to induce physicians' offices, including Andrx physician's customers, to begin placing orders with Cybearclub, and to then transition those physicians' offices from being purchasers who place their orders with a telemarketers into customers who place orders directly through the Internet.

         Accordingly, through October 8, 2000, revenues reported by Cybearclub consisted of transition revenues procured by Andrx telemarketers and entered over the Internet by Cybear employees as well as revenues derived from orders placed by physician offices over the Internet. As a result of an amendment to the joint venture agreement, beginning October 9, 2000, Cybearclub revenues consisted solely of Internet product sales from orders entered by physician offices over the Internet. Accordingly, effective October 9, 2000, any orders not entered by physician offices over the Internet were recognized as revenues by Andrx and not by Cybearclub.

         Through Cybearclub, Cybear generated $4.1 million in revenues for 2001, compared to $4.2 million in 2000. Cybearclub 2001 revenues of $4.1 million, consist solely of Cybearclub LC Internet product sales. Cybearclub 2000 revenues of $4.2 million consist of (i) $1.5 million of physician Internet sales reported as Cybearclub LC Internet product sales, and (ii) $2.7 million of sales procured by Andrx telemarketers and entered by Cybear employees over the Internet and reported as Cybearclub LC telemarketing product sales.

         For the first quarter of 2000, as originally reported by Cybear, all Cybearclub product sales were presented as E-commerce sales. In the second quarter of 2000, Cybear changed its presentation from E-commerce sales to Cybearclub LC sales and in the third quarter of 2000, Cybear further changed its presentation to "Cybearclub LC Internet product sales" (i.e., physician office Internet orders) and "Cybearclub LC telemarketing product sales" (i.e., telemarketing orders entered over the Internet on behalf of physician customers by Cybear employees).

         As part of its operations, Andrx purchases products from outside vendors and distributes them to pharmacies and physicians with whom it generally contacts through telemarketers. In connection with Cybearclub, Andrx sells some of those products to Cybearclub at cost and charges Cybearclub for certain fulfillment and back office operations such as purchasing, warehousing and distribution, as well as customer service and telemarketing activities. As negotiated by the parties, such services were charged at a rate of 6% of gross sales for the year ended December 31, 2001 and 10% (subsequently retroactively reduced to 6% of gross sales with the effect recorded in the second quarter of
2000) of net sales for the year ended December 31, 2000. The current rate of 6% could increase if Cybearclub achieves certain quarterly gross sales levels. For the years ended December 31, 2001 and 2000, Andrx charged Cybearclub $250,000 and $279,000, respectively, for the services it provided.

         Cybearclub operating results were net income of $26,000 in 2001 and net loss of $43,000 in 2000 for which Cybear recorded Andrx minority interest expense of $12,000 in 2001 and minority interest income of $19,000 in 2000.

         Revenues from other product sales were $321,000 in 2000.

         Revenues from application services were $1.4 million for 2001 compared to $30,000 for 2000. Application services represent services provided primarily from Cybear's Dr. Chart(R) laboratory product and @Rx(TM) electronic prescription management product and license and royalty fees related to Cybear's electronic prescription process patents. Application services revenue was attributable to the acquisition of the AHT assets in November 2000.

         Revenues from portal services were $1.4 million for 2001, which represent banner and tile advertising, surveys and newsletter advertising primarily on Physicians' Online(TM), Cybear's physician web portal. Portal services revenue was attributable to the acquisition of Mediconsult in April 2001.

         Revenues from Website development, hosting and other services were $479,000 for 2001, an increase of $143,000 or 42.6% compared to $336,000 for
2000. The increase in Website development, hosting and other services for 2001 was primarily associated with the acquisition of the Mediconsult operations which expanded the available product offerings, offset by a reduction in Cybear's customer base due to the decision not to renew or seek additional hosting customers.

         Revenues from online meeting development services were $1.1 million for 2001. Online meeting development services is attributable to the early termination of a contract by a customer during 2001. As such, Cybear does not anticipate that significant revenues will be generated from such development services in future periods.

         Revenues from subscription services were $464,000 for 2001, an increase of $303,000, compared to $161,000 in 2000. Subscription services represent subscriptions to the Dr. Cybear website that included Internet service provider ("ISP") services. The increase in subscription services was primarily due to an increase in the number of subscribers utilizing the Dr. Cybear product during 2001. Management has decided to discontinue these offerings and is transitioning the remaining customers to Physicians' Online(TM).

GROSS PROFIT/GROSS MARGIN

         Gross profit from Cybearclub LC Internet product sales was $274,000 with a gross margin of 6.7% for 2001, as compared to gross profit from total Cybearclub sales and other product sales of $262,000 with a gross margin of 5.8% for 2000.

NETWORK OPERATIONS AND OPERATIONS SUPPORT EXPENSES

         Network operations and operations support costs were $5.6 million in 2001, as compared to $4.5 million in 2000. Network operations and operations support costs consisted of personnel and related costs associated with operating the network operations center and providing customer support, telecommunications and maintenance services on computer hardware and software. The increase in network operations and support costs for 2001 was primarily associated with the Mediconsult operations, offset by reductions in personnel costs.

PRODUCT DEVELOPMENT EXPENSES

         Product development costs were $5.4 million for 2001, as compared to $3.8 million for 2000. Product development costs consisted of personnel related costs associated with the expansion of the various products under development. The increase in the product development costs for 2001 reflected the growth of the business and expansion of Cybear's development activities relating to electronic prescription and laboratory products.

SG&A EXPENSES

         SG&A expenses were $7.4 million for 2001, as compared to $8.4 million for 2000. SG&A expenses consisted primarily of salaries and personnel related expenses for the sales, executive and administrative functions, consulting and advertising fees, office lease expenses and professional fees. The decrease in such expenses was primarily the result of reductions in personnel costs, offset by expenses associated with the Mediconsult operations, which were acquired in April 2001.

DEPRECIATION AND AMORTIZATION EXPENSES

         Depreciation and amortization expense was $7.7 million for 2001, as compared to $4.0 million for 2000. The increase in depreciation and amortization for 2001 resulted primarily from amortization on $12.0 million of goodwill and other intangible assets established as a result of the acquisition of Mediconsult in April 2001 and amortization on $10.4 million of goodwill established from the September 2000 Reorganization.

MERGER COSTS AND OTHER CHARGES

         Merger costs and other charges were $14.8 million in 2001, as compared to $5.2 million in 2000. For 2001, Cybear's other charges of $14.8 million were associated with (i) the write-off of the remaining net goodwill of $9.3 million created in the Reorganization in September 2000 and $2.0 million in the acquisition of Telegraph in 1999, (ii) the write-off of $1.7 million for certain computer software licenses that Cybear no longer intends to market or otherwise attempt to commercialize, and (iii) an allowance of $1.7 million associated with an estimated loss that Cybear expects to incur in subleasing, all or a portion of its Fort Washington, PA, Tarrytown, NY, and Boca Raton, FL locations. For 2000, Cybear other charges of $5.2 million include $1.2 million in merger costs incurred in connection with the Reorganization and $2.0 million of severance costs and impairment charges to certain assets and costs incurred to terminate an agreement, a $4.0 million allowance against a note receivable from AHT, offset by a $2.0 million credit in connection with the acquisition of substantially all of the operating assets of AHT with an estimated value of $2.0 million, pursuant to an agreement approved by the United States Bankruptcy Court.

INTEREST INCOME

         Cybear earned interest income of $422,000 in 2001, as compared to $1.8 million in 2000. Such interest income was generated primarily from the investments of the net proceeds of $50.8 million generated from the Cybear Inc. June 1999 public offering and from Cybear's convertible notes receivable. Cybear invests in investment grade interest bearing securities. The decrease in interest income is primarily due to lower average invested cash balances maintained by Cybear.

INCOME TAXES

         For 2001 and for the period from September 7, 2000 (after Reorganization) to December 31, 2000, Cybear did not record an income tax benefit as it could not realize such benefits in the then current year, as required by the tax sharing agreement related to the Reorganization. For 2000, for the period prior to the Reorganization, Cybear did not record an income tax benefit for the losses it generated due to its history of operating losses. Accordingly, Cybear provided a full valuation allowance against its deferred tax assets as a result of its inability to recognize those benefits. As of December 31, 2001, Cybear had net operating loss carryforwards of approximately $19.7 million due to expire in 2019 and 2020 which can only be used by Cybear to offset its separate company future taxable income. Had the separate return method of allocating income taxes been utilized prior to the Reorganization, Cybear would not have been able to record any income tax benefits, as compared to $2.8 million, as recognized under the pro rata method for the year ended December 31, 1999 (exclusive of the effect of minority interest of approximately 5% in 1999). Conversely, applying the pro rata method to the period subsequent to the Reorganization would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $7.6 million in 2001 and $4.8 million in 2000. For the period from June 23, 1999 (date of completion of the public offering) to December 31, 1999, Cybear generated net operating loss carryforwards of approximately $6.8 million which are available to offset future earnings of Cybear as a separate company. As of December 31, 1999, Cybear had net deferred tax assets of approximately $2.7 million attributable to the net operating loss carryforward of approximately $6.8 million generated from June 23, 1999 to December 31, 1999. Under the provisions of SFAS No. 109, "Accounting for Income Taxes", Cybear has provided a valuation allowance to reserve against 100% of its net operating loss due to its history of net losses. For the period from January 1, 1999 to June 22, 1999, Cybear recorded $2.8 million in income tax benefits. The income tax benefits reflect the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement.

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

         In October 2000, Andrx Corporation and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by Andrx Corporation for specific tax benefits utilized by Andrx Corporation in connection with an election Cybear made on its 2000 and 1999 separate federal corporate tax returns to amortize certain product development expenses over a period of ten years. Such reimbursements from the Company are accounted for by Cybear as a capital contribution from Andrx Group. As a result of this supplement to the tax sharing agreement, Cybear may be reimbursed by Andrx for the after-tax effect of amortizing approximately $6 million of such expenses over ten years.

         Through the completion of its public offering in June 1999, Cybear's results of operations for tax purposes were included in the consolidated income tax return of Andrx, since Andrx owned at least 80% of the common stock of Cybear. Cybear and Andrx had a tax allocation agreement pursuant to which federal income tax liabilities or benefits were allocated to Cybear on a pro rata basis as if Cybear had filed a separate income tax return when Cybear's taxable results are included in the consolidated income tax return of Andrx. Upon completion of the public offering on June 23, 1999, Andrx's ownership in Cybear was reduced below 80%. Consequently, thereafter Cybear filed its income tax returns separately, until September 7, 2000 (the effective date of the Reorganization). Upon the effective date of Reorganization, Cybear's results of operations, for tax purposes, will be included in the consolidated income tax return of Andrx Corporation, as Andrx Corporation owns 100% of Cybear. In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes to Andrx and Cybear from the pro rata to the separate return method.

Year Ended December 31, 2000, As Compared to Year Ended December 31, 1999.

REVENUES

         Cybear total revenues were $5.0 million for 2000, as compared to $270,000 for 1999.

         In August 1999, Cybear commenced the Cybearclub LC joint venture with Andrx, which is intended to distribute healthcare products to physician offices through the Internet. Through Cybearclub, Cybear generated $4.2 million in revenues for 2000 as compared to $81,000 in 1999. Cybearclub 2000 revenues of $4.2 million, consisted of (i) physician Internet sales reported as Cybearclub LC Internet product sales of $1.5 million and (ii) orders procured by Andrx telemarketers and entered by Cybear employees over the Internet (i.e., transition revenues) through October 8, 2000, reported as Cybearclub LC telemarketing product sales of $2.7 million.

         For the year ended December 31, 1999 and through the first quarter of 2000, as originally reported by Cybear, all Cybearclub product sales were reported as E-commerce sales. In the second quarter of 2000, Cybear changed its presentation from E-commerce sales to Cybearclub LC sales and in the third quarter of 2000, Cybear further changed its presentation to Cybearclub LC Internet product sales (i.e., physicians office Internet orders) and Cybearclub LC telemarketing product sales (i.e., telemarketing orders entered over the Internet on behalf of physician customers by Cybear employees). Cybear is presenting 1999 E-commerce products sales as Cybearclub LC Internet product sales of $81,000 although Cybear's systems at that time did not permit such classification to be fully verified.

         As part of its operations, Andrx purchases products from outside vendors and distributes them to pharmacies and physicians with whom it generally contacts through telemarketers. In connection with Cybearclub, Andrx sells some of those products to Cybearclub at cost and charges Cybearclub for certain fulfillment and back office operations such as purchasing, warehousing and distribution, as well as customer service and telemarketing activities. As negotiated by the parties, such services were charged at a rate of 6% of gross sales for the year ended December 31, 2000 and 10% of gross sales for the year ended December 31, 1999. The current rate of 6% could increase if Cybearclub achieves certain quarterly gross sales levels. For the years ended December 31, 2000 and 1999, Andrx charged Cybearclub $279,000 and $8,000, respectively, for the services it provided.

         Cybearclub operating results were net losses of $43,000 and $17,000 in 2000 and 1999, respectively, for which Cybear recorded Andrx minority interest of $19,000 and $8,000, respectively.

         Cybear generated $321,000 of other product sales in 2000.

         Cybear generated $30,000 from application services for 2000 relating to the acquisition of the AHT operating assets in November 2000.

         Cybear generated $336,000 from Website development, hosting and other services for 2000, as compared to $102,000 for 1999.

         Revenues from subscription services were $161,000 for 2000, compared to $87,000 in 1999.

GROSS PROFIT/GROSS MARGIN

         Gross profit from Cybearclub Internet product sales, Cybearclub telemarketing product sales and other product sales was $262,000 with a gross margin of 5.8% for 2000, as compared to gross profit of $4,000 with a gross margin of 4.9% for 1999.

NETWORK OPERATIONS AND OPERATIONS SUPPORT EXPENSES

         Network operations and operations support costs were $4.5 million in 2000, as compared to $3.0 million in 1999. Network operations and operations support consisted of personnel and related costs associated with operating the network operations center and providing customer support, telecommunications costs and maintenance expense on computer hardware and software. The increase in network operations and operations support costs for 2000 related primarily to the expansion of the network operations and operations support infrastructure.

PRODUCT DEVELOPMENT EXPENSES

         Product development costs were $3.8 million for 2000, as compared to $3.1 million for 1999. The increase in the product development costs for 2000 reflected the progress and expansion of Cybear's development activities.

SG&A

         SG&A expenses were $8.4 million for 2000, as compared to $7.3 million for 1999. SG&A expenses consisted primarily of salaries and personnel related expenses for the sales, executive and administrative functions, consulting and advertising fees, housing fees and professional fees. During 2000, management primarily maintained the selling, marketing and administrative infrastructure established in 1999.

DEPRECIATION AND AMORTIZATION EXPENSES

         Depreciation and amortization expense was $4.0 million for 2000, as compared to $1.6 million for 1999. The increase in depreciation and amortization for 2000 resulted primarily from the increase in amortization on the $3.9 million of goodwill established from the acquisition of Telegraph and from the amortization of the $10.4 million of goodwill established from the Reorganization. In the third quarter of 2000, Cybear re-evaluated the expected benefits to be received from the 1999 acquisition of TCC and, as such, as of July 1, 2000, prospectively revised the life of the goodwill related to the acquisition from ten years to three years.

MERGER COSTS AND OTHER CHARGES

         For 2000, Cybear other charges of $5.2 million include $1.2 million in merger costs incurred in connection with the Reorganization and $2.0 million of severance costs and impairment charges to certain assets and costs incurred to terminate an agreement, $4.0 allowance against a note receivable from AHT, offset by a $2.0 million credit in connection with the acquisition of substantially all of the operating assets of AHT with an estimated value of $2.0 million, pursuant to an agreement approved by the United States Bankruptcy Court.

INTEREST INCOME

         Cybear had interest income of $1.8 million in 2000 and $1.3 million in 1999. The interest income was generated primarily from the investments of the net proceeds of $50.8 million generated from the June 1999 public offering and from Cybear's convertible notes receivable. Cybear invests in investment-grade, interest-bearing securities.

INTEREST EXPENSE

         Interest expense of $216,000 in 1999 represented interest on the amount due to Andrx under the credit agreement between the two companies to fund Cybear's operations.

INCOME TAXES

         For the period from September 7, 2000 (after Reorganization) to December 31, 2000, Cybear did not record an income tax benefit as it could not realize such benefits in the then current year, as required by the tax sharing agreement related to the Reorganization. For 2000, for the period prior to the Reorganization, Cybear did not record an income tax benefit for the losses it generated due to its history of operating losses. Accordingly, Cybear provided a full valuation allowance against its deferred tax assets as a result of its inability to recognize those benefits. As of December 31, 2000, Cybear had net operating loss carryforwards of approximately $19 million due to expire in 2019 and 2020 which can only be used by Cybear to offset its separate Company future taxable income. Had the separate return method of allocating income taxes been utilized prior to the Reorganization, Cybear would not have been able to record any income tax benefits, as compared to $2.8 million, as recognized under the pro rata method for the year ended December 31, 1999, (exclusive of the effect of minority interest of approximately 5%). Conversely, applying the pro rata method to the period subsequent to the Reorganization would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $4.8 million in 2000. For the period from June 23, 1999 (date of completion of the public offering) to December 31, 1999, Cybear generated net operating loss carryforwards of approximately $6.8 million which are available to offset future earnings of Cybear as a separate company. As of December 31, 1999, Cybear had net deferred tax assets of approximately $2.7 million attributable primarily to the net operating loss carryforward of approximately $6.8 million generated from June 23, 1999 to December 31, 1999. Under the provisions of SFAS No. 109, "Accounting for Income Taxes", Cybear has provided a valuation allowance to reserve against 100% of its net deferred tax assets due to its history of net losses. For the period from January 1, 1999 to June 22, 1999, Cybear recorded $2.8 million, in income tax benefits. The income tax benefits reflect the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement.

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

         In October 2000, Andrx Corporation and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by Andrx Corporation for specific tax benefits utilized by Andrx Corporation in connection with an election Cybear made on its 1999 and 2000 separate federal corporate tax returns to amortize certain product development expenses over a period of ten years. Such reimbursements from the Company are accounted for by Cybear as a capital contribution from Andrx. As a result of this supplement to the tax sharing agreement, Cybear may be reimbursed by Andrx for the after-tax effect of amortizing approximately $6 million of such expenses over ten years.

         Through the completion of its public offering in June 1999, Cybear's results of operations for tax purposes were included in the consolidated income tax return of Andrx, since Andrx owned at least 80% of the common stock of Cybear. Cybear and Andrx had a tax allocation agreement pursuant to which federal income tax liabilities or benefits were allocated to Cybear on a pro rata basis as if Cybear had filed a separate income tax return when Cybear's taxable results are included in the consolidated income tax return of Andrx. Upon completion of the public offering on June 23, 1999, Andrx's ownership in Cybear was reduced below 80%. Consequently, thereafter Cybear filed its income tax returns separately, until September 7, 2000 (the effective date of the Reorganization). Upon the effective date of Reorganization, Cybear's results of operations, for tax purposes, will be included in the consolidated income tax return of Andrx Corporation, as Andrx Corporation owns 100% of Cybear. In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes to Andrx and Cybear from the pro rata to the separate return method.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, Cybear had $1.2 million in cash and cash equivalents, a $3.0 million deficiency in working capital and owed Andrx $2.0 million on a $12.0 million line of credit.

OPERATING ACTIVITIES

         Net cash used in operating activities was $14.2 million for 2001, $13.8 million for 2000 and $13.3 million in 1999.

         Net cash used in operating activities in 2001 of $14.2 million was due to Cybear generating a net loss of $35.3 million, a decrease in accounts payable and accrued liabilities of $3.0 million and an increase in accounts receivable of $434,000; offset by decreases in prepaid and other assets of $1.4 million. In addition 2001, also includes depreciation and amortization of $7.7 million, and non-cash charges of $14.8 million.

         Net cash used in operating activities of $13.8 million in 2000 is due to a net loss of $23.3 million, an increase in accounts receivable of $846,000 and a decrease in accounts payable of $637,000 offset by a $4.9 million decrease in prepaid and other assets. In addition 2000, also includes depreciation and amortization of $4.0 million, a non-cash net charge related to the AHT Corporation note receivable of $2.0 million.

         Net cash used in operating activities in 1999 of $13.3 million is due to a net loss of $10.8 million and a $5.9 million increase in prepaid and other assets, offset by a $1.5 million increase in accounts payable and accrued liabilities. In addition, 1999 also includes depreciation and amortization of $1.6 million.

INVESTING ACTIVITIES

         Net cash provided by investing activities was $8.7 million in 2001 and $6.3 million in 2000; net cash used in investing activities was $31.1 million in 1999.

         Net cash provided by investing activities for 2001, was due to the maturities of investments available-for-sale of $12.2 million, offset by the purchase of Mediconsult for $3.2 million and purchases of equipment of $307,000.

         In 2000, Cybear received $14.0 million from maturities of investments available-for-sale, net. Additionally, during 2000, Cybear used $3.9 million related to a note receivable and investment in AHT Corporation and purchased $3.8 million in equipment.

         In 1999, Cybear purchased $26.2 million of investments available-for-sale, net, used $1.2 million for the acquisition of Telegraph Consulting Corporation ("TCC "), and purchased $3.8 million of property and equipment.

FINANCING ACTIVITIES

         Net cash provided by financing activities was $2.3 million for 2001, $26,000 for 2000 and $56.3 million in 1999.

         Net cash provided by financing activities in 2001 was due to Cybear exercising the right to draw down the Andrx line of credit by $2.0 million.

         In 2000, net cash provided by financing activities of $26,000 consisted of capital transactions of Cybear.

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

         In 2001, Andrx furnished Cybear with a $12.0 million line of credit. Drawings are subject to covenants, bear interest at a rate equal to prime plus 1% or Andrx's cost of borrowing, depending on whether Andrx is borrowing from a third party, and shall be payable upon the expiration of the line of credit on March 31, 2004. As of December 31, 2001, $2.0 million has been drawn against this line of credit.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                  Not applicable

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANDRX CORPORATION AND SUBSIDIARIES

Report of Independent Certified Public Accountants                 93

Consolidated Balance Sheets as of December 31, 2001 and 2000       94

Consolidated Statements of Income for the years
   ended December 31, 2001, 2000 and 1999                          95

Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 2001, 2000 and 1999                          96

Consolidated Statements of Cash Flows for the years
   ended December 31, 2001, 2000 and 1999                          97-98

Notes to Consolidated Financial Statements                         99-154

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Andrx Corporation:

         We have audited the accompanying consolidated balance sheets of Andrx Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrx Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 11 to the consolidated financial statements, effective September 7, 2000, in connection with the Reorganization, Andrx Corporation changed its method of allocating income taxes within the consolidated group from the pro rata method to the separate return method.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  February 20, 2002 (except with respect to the matters discussed in Notes 17 and 21 as to which the date is March 28, 2002).

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)


                                                                                               DECEMBER 31,
                                                                                       ----------------------------
                                                                                         2001                2000
                                                                                       ----------        ----------
ASSETS
Current assets
   Cash and cash equivalents                                                           $   62,311        $  115,609
   Investments available-for-sale, at market value                                        183,113           221,200
   Accounts receivable, net of allowances of $7,663 in 2001 and $7,077 in 2000            129,900            92,960
   Inventories                                                                            161,691           101,219
   Deferred income tax assets, net                                                         30,745            20,428
   Prepaid and other current assets                                                        15,313            10,603
                                                                                       ----------        ----------
          Total current assets                                                            583,073           562,019
Property, plant and equipment, net                                                        139,898            77,773
Goodwill, net                                                                              32,669            22,290
Other intangible assets, net                                                               28,305               875
Other assets                                                                                5,269             6,459
                                                                                       ----------        ----------
          Total assets                                                                 $  789,214        $  669,416
                                                                                       ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                    $   68,861        $   70,501
   Accrued and other liabilities                                                           67,377            37,658
                                                                                       ----------        ----------
          Total current liabilities                                                       136,238           108,159
Other liabilities                                                                           5,082             1,460
                                                                                       ----------        ----------
          Total liabilities                                                               141,320           109,619
                                                                                       ----------        ----------

Commitments and contingencies (Notes 3, 12, 17 and 21)

Stockholders' equity
   Convertible preferred stock; $0.001 par value, 1,000,000 shares
         authorized; none issued and outstanding                                               --                --
   Common stocks:
         Andrx Group common stock; $0.001 par value, 100,000,000 shares authorized; issued and outstanding 70,483,600 shares in 2001 and
         69,311,200 shares in 2000                                                             70                69
         Cybear Group common stock; $0.001 par value, 12,500,000
         shares authorized; issued and outstanding 6,743,000 shares in 2001 and
         3,801,000 shares in 2000                                                               7                 4
   Additional paid-in-capital                                                             471,035           420,685
   Retained earnings                                                                      176,381           138,835
   Accumulated other comprehensive income, net of income taxes                                401               204
                                                                                       ----------        ----------
          Total stockholders' equity                                                      647,894           559,797
                                                                                       ----------        ----------

          Total liabilities and stockholders' equity                                   $  789,214        $  669,416
                                                                                       ==========        ==========



           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except for share and per share amounts)


                                                                   YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                          2001               2000               1999
                                                      ------------       ------------       ------------
Revenues
     Distributed products                             $    495,241       $    329,110       $    262,402
     Andrx products                                        229,003            175,428            134,796
     Stipulation fees                                           --                 --             70,733
     Other                                                  24,797             15,422              8,059
                                                      ------------       ------------       ------------
Total revenues                                             749,041            519,960            475,990
                                                      ------------       ------------       ------------

Operating expenses
     Cost of goods sold                                    479,595            301,475            235,346
     Selling, general and administrative                   119,221             61,901             55,266
     Research and development                               52,846             45,467             25,327
     Cybear Internet operating expenses                     26,100             20,609             14,744
     Cybear other charges                                   14,759              5,224                 --
     Reorganization costs                                       --              2,098                 --
                                                      ------------       ------------       ------------
Total operating expenses                                   692,521            436,774            330,683
                                                      ------------       ------------       ------------

Income from operations                                      56,520             83,186            145,307

Other income (expense)
     Equity in earnings (losses) of joint ventures           1,025             (1,202)              (370)
     Interest income                                        11,386             13,039              3,603
     Interest expense                                           --               (767)            (1,661)
     Minority interest in Cybear                                --              4,146              1,937
     Gain on sale of Cybear shares                              --                 --                643
                                                      ------------       ------------       ------------
Income before income taxes                                  68,931             98,402            149,459
Income taxes                                                31,385             39,870             55,405
                                                      ------------       ------------       ------------

Net income                                            $     37,546       $     58,532       $     94,054
                                                      ============       ============       ============

EARNINGS (LOSS) PER SHARE (Note 2)

ANDRX GROUP COMMON STOCK:

Net income allocated to Andrx Group
  (including Cybear through September 6, 2000)        $     72,862       $     66,873       $     94,054
                                                      ============       ============       ============

Net income per share of Andrx Group common stock
     Basic                                            $       1.04       $       0.99       $       1.52
                                                      ============       ============       ============
     Diluted                                          $       1.01       $       0.95       $       1.45
                                                      ============       ============       ============

Weighted average shares of Andrx Group common
  stock  outstanding
     Basic                                              69,998,000         67,756,000         61,980,000
                                                      ============       ============       ============
     Diluted                                            72,243,000         70,456,000         64,953,000
                                                      ============       ============       ============

CYBEAR GROUP COMMON STOCK:

Net loss allocated to Cybear Group
  (subsequent to September 6, 2000)                   $    (35,316)      $     (8,341)
                                                      ============       ============

Basic and diluted net loss per share of Cybear
  Group common stock                                  $      (6.09)      $      (2.19)
                                                      ============       ============

Basic and diluted weighted average shares of
  Cybear Group common stock outstanding                  5,802,000          3,801,000
                                                      ============       ============



                The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except for share amounts)



                                                          Common Stocks
                                           -----------------------------------------
                                                Andrx Group          Cybear Group      Additional
                                           --------------------   ------------------    Paid-In
                                              Shares     Amount    Shares     Amount    Capital
                                           -----------   ------   ---------   ------   ----------
Balance, December 31, 1998                  60,693,600   $   61          --   $   --   $   86,274

Shares of Andrx common stock issued
  in connection with exercises of
  warrants and stock options                 2,279,400        2          --       --        6,681

Income tax benefits related to exercises
  of Andrx stock options                            --       --          --       --        9,368

Andrx options granted to consultants                --       --          --       --           10

Capital transactions of Cybear                      --       --          --       --       38,367

Unrealized loss on investments
  available-for-sale, net of income
  taxes of $13                                      --       --          --       --           --

Net income                                          --       --          --       --           --

Comprehensive income
                                           -----------   ------   ---------   ------   ----------
Balance, December 31, 1999                  62,973,000       63          --       --      140,700

Shares of Andrx common stock issued
  in connection with equity offering         5,185,100        5          --       --      235,814

Shares of Andrx common stock issued
  in connection with exercises
  of stock options                           1,153,100        1          --       --        6,958

Shares of Cybear Stock issued in
  connection with the Reorganization                --       --   3,801,000        4       17,359

Income tax benefits related to exercises
  of Andrx stock options                            --       --          --       --       19,870

Capital transactions of Cybear                      --       --          --       --          (16)

Unrealized gain on investments
  available-for-sale, net of income
  taxes of $115                                     --       --          --       --           --

Net income                                          --       --          --       --           --

Comprehensive income
                                           -----------   ------   ---------   ------   ----------
Balance, December 31, 2000                  69,311,200       69   3,801,000        4      420,685

Shares of Andrx common stock issued in
  connection with CTEX Pharmaceuticals,
  Inc. acquisition                             291,400       --          --       --       18,166

Shares of Andrx common stock issued
  in connection with exercises
  of stock options                             881,000        1          --       --        9,059

Shares of Cybear common stock issued in
  connection with Mediconsult.com, Inc.
  acquisition                                       --       --   2,942,000        3        4,762

Income tax benefits related to exercises
  of Andrx stock options                            --       --          --       --       18,363

Unrealized gain on investments
  available-for-sale, net of income
  taxes of $ 225                                    --       --          --       --           --

Net income                                          --       --          --       --           --

Comprehensive income
                                           -----------   ------   ---------   ------   ----------
Balance, December 31, 2001                  70,483,600   $   70   6,743,000   $    7   $  471,035
                                           ===========   ======   =========   ======   ==========


                                             Retained       Accumulated
                                             Earnings          Other
                                           (Accumulated    Comprehensive    Comprehensive
                                              Deficit)     Income (Loss)        Income
                                           ------------    -------------    -------------
Balance, December 31, 1998                 $     (13,751)  $          (1)

Shares of Andrx common stock issued
  in connection with exercises of
  warrants and stock options                         --               --

Income tax benefits related to exercises
  of Andrx stock options                             --               --

Andrx options granted to consultants                 --               --

Capital transactions of Cybear                       --               --

Unrealized loss on investments
  available-for-sale, net of income
  taxes of $13                                       --              (93)   $         (93)

Net income                                       94,054               --           94,054
                                                                            -------------
Comprehensive income                                                        $      93,961
                                           ------------    -------------    =============

Balance, December 31, 1999                       80,303              (94)







Shares of Andrx common stock issued
  in connection with equity offering                 --               --

Shares of Andrx common stock issued
  in connection with exercises
  of stock options                                   --               --

Shares of Cybear Stock issued in
  connection with the Reorganization                 --               --

Income tax benefits related to exercises
  of Andrx stock options                             --               --

Capital transactions of Cybear                       --               --

Unrealized gain on investments
  available-for-sale, net of income
  taxes of $115                                      --              298    $         298

Net income                                       58,532               --           58,532
                                                                            -------------
Comprehensive income                                                        $      58,830
                                           ------------    -------------    =============
Balance, December 31, 2000                      138,835              204

Shares of Andrx common stock issued in
  connection with CTEX Pharmaceuticals,
  Inc. acquisition                                   --               --

Shares of Andrx common stock issued
  in connection with exercises
  of stock options                                   --               --

Shares of Cybear common stock issued in
  connection with Mediconsult.com, Inc.
  acquisition                                        --               --

Income tax benefits related to exercises
  of Andrx stock options                             --               --

Unrealized gain on investments
  available-for-sale, net of income
  taxes of $ 225                                     --              197    $         197

Net income                                       37,546               --           37,546
                                                                            -------------
Comprehensive income                                                        $      37,743
                                           ------------    -------------    =============
Balance, December 31, 2001                 $    176,381    $         401
                                           ============    =============


                The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                            YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------------------
                                                                                  2001               2000               1999
                                                                              ------------       ------------       ------------
Cash flows from operating activities
    Net income                                                                $     37,546       $     58,532       $     94,054
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                             22,039              9,570              4,516
          Provision for doubtful accounts                                            1,357                651              3,897
          Cybear other non-cash charges                                             14,759                 --                 --
          Minority interest in Cybear                                                   --             (4,146)            (1,937)
          Gain on sale of Cybear shares                                                 --                 --               (643)
          Undistributed equity in (earnings) losses of joint ventures               (1,025)             1,202                370
          Non-cash net charge related to AHT Corporation
              note receivable                                                           --              2,000                 --
          Deferred income tax benefit                                               (7,996)            (3,818)           (18,442)
          Income tax benefits on exercises of stock options (Note 2)                18,363             19,870              9,368
          Changes in operating assets and liabilities:
              Accounts receivable                                                  (34,973)           (15,944)           (42,062)
              Inventories                                                          (41,045)           (18,286)           (36,434)
              Prepaid and other assets                                               3,861              3,231            (22,032)
              Accounts payable and accrued and other liabilities                    14,749              4,100             58,544
                                                                              ------------       ------------       ------------
         Net cash provided by operating activities                                  27,635             56,962             49,199
                                                                              ------------       ------------       ------------

Cash flows from investing activities
    Purchases of property, plant and equipment                                     (75,089)           (44,540)           (22,233)
    Maturities (purchases) of investments available-for-sale, net                   38,283           (130,038)           (85,323)
    Acquisition of CTEX Pharmaceuticals, Inc., net of cash acquired                (11,135)                --                 --
    Loans to former CTEX Pharmaceuticals, Inc. shareholders                         (3,697)                --                 --
    Acquisition of certain assets of Armstrong Pharmaceuticals                     (18,218)                --                 --
    Acquisition of Entex brand product line                                        (14,795)                --                 --
    Acquisition of marketing rights of the Anexsia brand product line               (2,100)                --                 --
    Acquisition of and advances to Mediconsult.com, Inc.                            (3,242)                --                 --
    Acquisition of certain assets of Valmed Pharmaceuticals, Inc.,
       net of cash acquired                                                             --            (15,195)                --
    Cash flows relating to AHT Corporation note receivable and
       investment                                                                       --             (3,875)                --
    Costs associated with the purchase of Cybear minority interest
       in connection with the Reorganization                                            --             (2,838)                --
    Acquisition of Telegraph Consulting Corporation                                     --                 --             (1,181)
                                                                              ------------       ------------       ------------
         Net cash used in investing activities                                     (89,993)          (196,486)          (108,737)
                                                                              ------------       ------------       ------------

Cash flows from financing activities
    Net proceeds from Andrx public share offering                                       --            235,819                 --
    Proceeds from issuance of shares of Andrx common stock and
      exercises of warrants and stock options                                        9,060              6,959              6,683
    Net borrowings (repayments) under bank loan                                         --            (20,226)            16,119
    Net proceeds from Cybear's public share offering                                    --                 --             50,778
    Other capital transactions of Cybear                                                --                 26                379
    Proceeds from sale of Cybear shares                                                 --                 --                675
                                                                              ------------       ------------       ------------
         Net cash provided by financing activities                                   9,060            222,578             74,634
                                                                              ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                               (53,298)            83,054             15,096
Cash and cash equivalents, beginning of year                                       115,609             32,555             17,459
                                                                              ------------       ------------       ------------
Cash and cash equivalents, end of year                                        $     62,311       $    115,609       $     32,555
                                                                              ============       ============       ============


                                   (Continued)

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                   YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                2001          2000         1999
                                                                              ---------     --------     --------
Supplemental disclosure of cash paid during the year for:

    Interest                                                                  $       -     $    767     $  1,661
                                                                              =========     ========     ========
    Income taxes                                                              $   9,499     $ 32,440     $ 48,790
                                                                              =========     ========     ========

Supplemental disclosure of non-cash investing activities:

Acquisition of CTEX Pharmaceuticals, Inc.
    Market value of Andrx common stock issued                                 $  18,166
                                                                              =========
    Fair value of net liabilities assumed                                     $     537
                                                                              =========
Acquisition of Mediconsult.com, Inc.
    Market value of Cybear common stock issued                                $   4,765
                                                                              =========
    Fair value of net liabilities assumed                                     $   5,295
                                                                              =========

Market value of Cybear Group common stock issued in connection with the
    Reorganization                                                                          $ 17,363
Less book value of Cybear minority interest at acquisition date                               (9,757)
                                                                                            --------
Goodwill resulting from purchase of Cybear minority interest                                $  7,606
                                                                                            ========


Acquisition of certain assets of Valmed Pharmaceuticals, Inc.
      Fair value of net assets acquired                                                     $  6,487
                                                                                            ========


                The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


(1)      GENERAL

         On September 7, 2000, Andrx Corporation completed a Plan of Merger and Reorganization (the "Reorganization") whereby it acquired the outstanding equity of its Cybear Inc. subsidiary that it did not own, reincorporated in Delaware and created two new classes of common stock:

         - Andrx Group Common Stock ("Andrx common stock"), to track the performance of Andrx Group ("Andrx Group" or "Andrx"), which includes Andrx Corporation and its subsidiaries, other than its ownership of Cybear Group ("Cybear Group").

         - Cybear Group Common Stock ("Cybear common stock" or "Cybear"), to track the performance of Cybear Group.

         Cybear Group currently includes (i) Cybear Inc. and its subsidiaries,
(ii) certain potential future Internet businesses of Andrx Corporation, (iii) effective November 22, 2000, certain operating assets of AHT Corporation ("AHT"), and (iv) effective April 2, 2001, Mediconsult.com, Inc. and its subsidiaries ("Mediconsult").

         Cybear stockholders other than Andrx, exchanged each share of Cybear Inc. common stock (pre-Reorganization) held for one share of Cybear common stock (see Note 21).

         Throughout the notes to consolidated financial statements, the words "Andrx Corporation" or the "Company" refer to Andrx Corporation and all of its subsidiaries. "Management" and "board of directors" refer to the management and board of directors of Andrx Corporation. "Andrx" refers to Andrx Corporation and all of its subsidiaries other than Cybear prior to the Reorganization, and to Andrx Group following the Reorganization. "Cybear" refers to Cybear Inc. and its subsidiaries prior to the Reorganization and to Cybear Group following the Reorganization.

         Andrx Corporation was organized in August 1992 and commenced distributing generic pharmaceutical products manufactured by third parties. In February 1993, the Company began to engage in the research and development of bioequivalent controlled-release pharmaceutical products and proprietary drug delivery technologies. During 1996, the Company commenced its research efforts to develop brand name controlled-release products, and an Internet-based application for healthcare providers. During 1999, the Company expanded its research and development efforts to include bioequivalent versions of specialty, niche or immediate release pharmaceutical products. Through October 9, 1997, the Company's distribution operations had generated substantially all of its revenues. On October 10, 1997, the United States Food and Drug Administration ("FDA") granted final approval of the Company's abbreviated new drug application ("ANDA"), for a bioequivalent version of Dilacor XR, the Company's first manufactured product, which it immediately launched as Diltia XT.

         In September 1997, Andrx entered into a Stipulation and Agreement (the "Stipulation") with Hoechst Marion Roussel, Inc. (now known as Aventis S.A.) and Carderm Capital, L.P. (collectively, "Aventis") in partial settlement of a patent infringement claim brought against Andrx by Aventis (the "Aventis Litigation") in order to reduce the risks that both parties faced as the case was litigated to its conclusion. Andrx agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against Aventis. Aventis agreed to compensate Andrx for its lost profits, stipulated to be $100,000 per year, if Andrx ultimately prevailed in the Aventis Litigation and to grant Andrx a license for its patents under certain conditions, including if Andrx ultimately lost the litigation. Aventis also agreed to make non-refundable interim quarterly payments of $10,000 to Andrx, beginning upon Andrx's receipt of final FDA approval for its bioequivalent version of Cardizem CD and continuing until the Aventis Litigation was resolved or certain other events occurred. In July 1998, the FDA granted final marketing approval for the Company's ANDA for a bioequivalent version of Cardizem CD. In June 1999, the Aventis Litigation was resolved and on June 23, 1999, Andrx launched its reformulated bioequivalent version of Cardizem CD, Cartia XT, which enjoyed a 180-day period of marketing exclusivity through December 19, 1999. For the year ended December 31, 1999, Andrx earned $70,733 in interim and final Stipulation fees.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         On November 20, 1998, Cybear, the Company's subsidiary engaged in the development of Internet applications, merged with a wholly-owned subsidiary of 1997 Corp., a Delaware corporation, pursuant to a Merger Agreement and Plan of Reorganization dated July 15, 1998. 1997 Corp. was a "blank check" company that had a registration statement on file with the Securities and Exchange Commission ("SEC") to seek a business combination with an operating entity. In June 1999, Cybear completed a public offering of its common shares generating net proceeds of approximately $50,778. As a result of the public offering, exercises of Cybear stock options, other Cybear stock issuances, and sales of shares of Cybear common stock by Andrx, Andrx's ownership in Cybear decreased to approximately 73% as of December 31, 1999.

         Reorganization Plan

         Pursuant to the Reorganization, Andrx acquired the outstanding equity of its Cybear subsidiary that it did not own, reincorporated in Delaware and created two new classes of common stock: Andrx common stock to track the performance of Andrx Group and Cybear common stock to track the performance of Cybear Group. Cybear's public stockholders received one share of Cybear common stock for every Cybear share they owned. In the Reorganization, the number of Cybear shares held by Andrx was reduced from 3.1 million shares to 2.6 million shares so as to provide the equivalent of a 20% increase in shares held by the non-Andrx shareholders of Cybear. As a result, the non-Andrx shareholders of Cybear owned approximately 34.5% of the Cybear common stock following the close of the transaction. Pursuant to the Reorganization, each Andrx common share was converted into (i) one share of Andrx common stock and (ii) .0372 shares of Cybear common stock. Upon completion of the Reorganization, (i) Cybear became a wholly-owned subsidiary of Andrx Corporation with 100% of its value publicly traded in the form of Cybear common stock; (ii) Cybear public stockholders owned approximately 34.5% of the Cybear common stock; and (iii) Andrx shareholders owned 100% of the Andrx common stock and approximately 65.5% of the Cybear common stock.

         In addition, in connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method (see
Note 11).

         The Reorganization was intended to (i) reestablish certain tax consolidation advantages for the Company; (ii) separate the operating losses of Cybear from the operating results of Andrx for financial reporting purposes;
(iii) improve liquidity for the publicly traded equity of Cybear; (iv) provide Cybear with a more viable currency for potential future strategic acquisitions; and (v) preserve financial flexibility for the Company's management to maximize the long-term growth of stockholder value.

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

         In connection with the Reorganization, Andrx Corporation purchased the minority interest of Cybear by issuing Cybear common stock valued at $17,363 and incurred costs of $2,838 related to the acquisition.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

         Risks and Uncertainties

         Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with a drug delivery company which has only commercialized a few products, has new technology and limited manufacturing experience, current and potential competitors with significant technical and marketing resources, and dependence on key personnel. The Company is subject to risks associated with its ability to develop proprietary technologies necessary for product development activities, adequately protect its technology and enforce its intellectual property rights. The Company is also subject to the risks and uncertainties associated with all drug delivery, bioequivalent and brand pharmaceutical companies, including changes in regulatory schemes, difficulty in receiving regulatory approval to market new products, compliance with extensive, costly, complex and evolving government regulations and restrictions, timeliness of any governmental court or other regulatory action, including without limitation, the scope, outcome or timeliness of any inspection or any action of the FDA, and patent infringement, product liability and other litigation and contingencies.

         Andrx is developing and evaluating various strategies for the sales and marketing of its brand name pharmaceuticals. These strategies include establishing its own sales organization and related infrastructure to support and manage the Company's sales efforts. If the Company's sales efforts are unsuccessful there would be an adverse effect on Andrx Group's business and results of operations.

         The bioequivalent pharmaceutical industry is highly competitive and selling prices are often subject to price declines from existing competitors entering the market. The Company conducts a significant amount of its bioequivalent and brand product sales with a limited number of large pharmaceutical wholesalers and pharmacy warehousing chains. Significant price declines or the loss of any of these customers would have an adverse effect on Andrx Group's business and results of operations.

         Additionally, the Company is subject to risks and uncertainties associated with drug distribution companies, included but not limited to, fierce competition and decreasing gross profits.

         In addition, Cybear, Andrx's Internet based healthcare information technology subsidiary, is subject to the risks and uncertainties of an early stage Internet company, including but not limited to, limited operating history, substantial operating losses, availability of capital resources, ability to effectively compete, unanticipated difficulties in product development, ability to gain market acceptance and market share, ability to manage growth, reliance on short-term non-exclusive contracts, ability to obtain content, Internet security risks and uncertainty relating to the evolution of the Internet as a medium of commerce, dependence on third party content providers, dependence on key personnel, ability to protect intellectual property and the impact of future government regulation.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

         Andrx Corporation is presenting consolidated financial statements and related footnotes. Such footnotes include separate supplemental financial statements relating to the business of Andrx Group and the business of Cybear Group (see Note 20). Holders of Andrx common stock and Cybear common stock have no specific rights to assets, operating results or cash flows of Andrx or Cybear as Andrx Corporation holds title to all its assets and is responsible for all of its liabilities, operating results and cash flows regardless of how it allocates assets and liabilities among the classes of common stock and are therefore subject to the risks of investing in the business, assets and liabilities of Andrx Corporation as a whole. For instance, the assets allocated to each class of common stock may be subject to Company-wide claims of creditors and stockholder litigation.

         After the Reorganization, Andrx Corporation's consolidated financial statements include consolidated operating results, as well as net income (loss), basic and diluted earnings (loss) per share, basic and diluted weighted average shares outstanding for each class of common stock. Accordingly, after the Reorganization the consolidated financial statements do not reflect consolidated basic and diluted earnings (loss) per share since there is no underlying equity security related to consolidated financial results.

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

         The most significant estimates made by management include the allowance for doubtful accounts receivable, allowance for inventories, sales allowances, useful life or impairment of goodwill and other intangibles assets and deferred tax asset valuation allowances. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

         Cash and Cash Equivalents

         All highly liquid investments with an original maturity of three months or less are considered cash equivalents and are carried at cost.

         Investments Available-for-Sale

         The Company utilizes the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that marketable equity securities and all debt securities be classified into three categories: (i) held to maturity securities, (ii) trading securities, and (iii) available-for-sale securities. The Company classifies its investments as available-for-sale and, accordingly, such investments are carried at market value and any unrealized gain or loss, net of income taxes, is reported in accumulated other comprehensive income (loss) in stockholders' equity. The cost related to investments available-for-sale is determined utilizing the specific identification method.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

         Accounts Receivable, Net

         For the years ended December 31, 2001, 2000 and 1999, the Company recorded a provision for doubtful accounts receivable of $1,357, $651 and $3,897, respectively. During 2001, $771 of accounts receivable was written off. The allowance for doubtful accounts receivable was $7,663, $7,077 and $6,426 as of December 31, 2001, 2000, and 1999, respectively.

         Inventories

         Inventories of pharmaceutical products consist primarily of finished goods held for distribution, and raw materials, work in process and finished goods of Andrx bioequivalent and brand products. As of December 31, 2001 the Company had approximately $33,883 in raw materials, work in process and finished goods inventories relating to products that have either not been approved by the FDA or which have not yet been launched. Included in the December 31, 2001 inventory of products not approved by the FDA or launched, was $7,790 relating to the Company's bioequivalent version of Glucophage which the Company launched in 2002. Inventories are stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution is based on purchase price, net of vendor discounts, rebates and other allowances, but excludes shipping, warehousing and distribution costs which are expensed when incurred as selling, general and administrative ("SG&A") expenses in the Consolidated Statements of Income. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, provisions are made to reduce inventories to their net realizable value.

         Property, Plant and Equipment, Net

         Property, plant and equipment are recorded at cost, less accumulated depreciation or amortization. Depreciation or amortization is provided using the straight-line method over the following estimated useful lives:

         Buildings                                        20-40 years
         Manufacturing equipment                          10 years
         Laboratory equipment                             5 years
         Leasehold improvements                           Term of lease
         Computer hardware and software                   3 years
         Furniture and fixtures                           5 years

         Major renewals and betterments are capitalized, while maintenance, repairs and minor renewals are expensed as incurred.

         Goodwill, Net

         Under the purchase method of accounting for acquisitions, goodwill represents the excess of purchase price over the fair value of the net assets acquired. Goodwill is capitalized and through December 31, 2001 amortized on a straight-line basis over the estimated useful life of the business acquired, ranging from five to fifteen years. As of December 31, 2001 and 2000, the Company has $36,344 and $24,255, respectively, of goodwill, and accumulated amortization of $3,675 and $1,965, respectively. Goodwill amortization expense was $4,967, $1,850 and $115 for the years ended December 31, 2001, 2000 and 1999, respectively. Effective with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, goodwill and certain other intangible assets will no longer be subject to amortization. Instead, goodwill will be subject to an annual assessment for impairment in value by applying a fair-value based test.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

         The Company measures impairment of goodwill using the undiscounted cash flow method whenever events and circumstances warrant revised estimates of useful lives or recognition of an impairment of goodwill. The undiscounted cash flow method compares the net book value being tested to the estimated aggregate undiscounted cash flows. If the net book value exceeds the estimated aggregate undiscounted cash flows, the excess carrying amount of goodwill is written off. Beginning in 2002, in connection with the adoption of SFAS No. 142, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair-value based test.

         Other Intangible Assets, Net

         Other intangible assets consist of brand product rights purchased from other pharmaceutical companies or acquired through the allocation of purchase price upon the acquisition of another entity, which are being amortized over periods ranging from three to ten years. Other intangible assets also consist of Cybear's physician network and trademarks, and patents relating to Cybear's electronic prescription process, which are being amortized over periods ranging from five to fourteen years. As of December 31, 2001 and 2000, the Company had $31,596 and $1,135 of intangible assets, and accumulated amortization of $3,291 and $260, respectively, included in Other intangible assets, net in the Consolidated Balance Sheets. Amortization expense was $3,543, $162 and $98, for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization is provided using the straight-line method over the estimated useful life.

         Other Liabilities

         Other liabilities include $3,428 and $1,460 as of December 31, 2001 and 2000, respectively, related to a deferred income tax liability resulting from tax depreciation in excess of book depreciation. Additionally, as of December 31, 2001, other liabilities include $1,654 in deferred revenue pertaining primarily to the deferred recognition of revenues by Cybear from the licensing of electronic prescription processing patents.

         Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

         The Company utilizes the provision of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to determine whether an impairment has occurred. Fair value is compared to cost in calculating the amount of the impairment.

         Revenue Recognition

         Sales of distributed and Andrx bioequivalent and brand products and the related cost of goods sold are recognized at the time a product is received by the customer. Based on currently available information, sales allowances for chargebacks, discounts, rebates, returns, pricing adjustments, shelf stock adjustments and other allowances or adjustments related to sales to customers are provided in the same period the related sales are recorded.

         Distributed product sales include Cybearclub LC Internet and telemarketing product sales related to Cybearclub, a joint venture between Cybear Group and Andrx Group to distribute healthcare products to physicians' offices through the Internet (see Note 20).

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         In the pharmaceutical industry, the practice is generally to grant customers the right to return or exchange purchased goods. In the generic pharmaceutical industry, this practice has resulted in generic manufacturers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory following decreases in the market price of the related generic pharmaceutical product. Due to the competitive nature of the generic pharmaceutical industry, prices to customers are subject to frequent and significant price declines from existing and new competitors. The determination to grant a credit to a customer following a price decrease is generally at the discretion of the Company, and generally not pursuant to contractual arrangements with customers.

         Provisions for estimated returns, chargebacks and other sales allowances are established by the Company concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including but not limited to, actual return and historical experience by product type, the number and timing of competitive products approved for sale, both historical and projected, the market for the product, estimated customer inventory levels by product and current and projected economic conditions and levels of competition. Actual product returns, chargebacks and other sales allowances incurred are, however, dependent upon future events. The Company continually monitors the factors that influence sales allowances and makes adjustments to these provisions when management believes that actual product returns, chargebacks and other sales allowances may differ from established allowances.

         The Company has entered into long-term supply arrangements with certain customers related to Andrx bioequivalent products. Prepayments by the Company to customers related to such arrangements are capitalized in the Consolidated Balance Sheets as prepaid and other current assets and other assets, as appropriate, and are amortized in the Consolidated Statements of Income against Andrx product revenues over the life of the arrangements or when the relationship ends, as appropriate, utilizing the straight-line basis, which approximates the pattern according to which the economic benefits are realized. Such assets are periodically assessed for realizability and any adjustments for impairment are made as they become known.

         Stipulation fees are recognized when earned in accordance with the terms of the underlying agreement (see Note 17).

         Other revenues include contract manufacturing revenues generated from Armstrong, subsequent to the March 30, 2001 acquisition, license fees from Geneva Pharmaceuticals, Inc., a member of the Novartis Group ("Geneva") and Cybear's application services and portal services, website development, hosting and other services, online meeting development services and subscription services.

         Armstrong's contract manufacturing revenues are recognized on a completed contract method.

         Licensing fees from Geneva are recognized in accordance with the terms of the underlying agreements (see Note 4).

         Application services revenue represents the licensing of software products and maintenance, implementation and training as well as the license and royalty fees associated with the electronic prescription process patents. Software licenses are generally sold to customers pursuant to contracts that range in duration up to five years. For software licenses that are bundled with services and maintenance that require significant implementation efforts and provide for payments upon the achievement of implementation milestones, the Company has generally recognized revenues using the percentage of completion method. Revenues from other software licenses which are bundled with long-term maintenance agreements are recognized on a straight-line basis over the contracted maintenance period. Revenues relating to the licensing of patents are recognized over the life of the patent.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         Portal services revenue represents primarily banner and tile advertising as well as surveys and newsletter advertising. These services are derived principally from advertising contracts in which Cybear Group typically guarantees a minimum number of impressions to be delivered to users over a specified period of time for a fixed fee. Revenue is recognized in the period in which the advertisement is displayed based on the ratio of impressions delivered over the total guaranteed impressions or on a straight-line basis over the term of the contract, provided no significant obligations remain. To the extent the minimum number of impressions is not achieved, recognition of the corresponding revenue is deferred until the guaranteed impressions are delivered. Survey and newsletter advertising revenue is recognized upon completion of the related service.

         Website development, hosting, other services and online development services are generally recognized when the services are performed.

         Subscription services revenue is recognized ratably over the subscription period.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, ("SAB 101") "Revenue Recognition", which summarizes certain of the staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The effective date of SAB 101 for the Company was the quarter ended December 31, 2000. The Company adopted the provisions of SAB 101, as required, and such adoption had no effect upon the consolidated financial statements.

         Research and Development Expenses

         Research and development expenses are expensed as incurred, and consist of costs related to products being developed internally as well as costs related to products subject to licensing agreements in both the Company's bioequivalent
(ANDA) and brand name (NDA) programs. In 2001, research and development includes a $2,000 milestone payment Geneva, in connection with an agreement whereby the Company reacquired from Geneva the marketing rights for certain Andrx brand products under development (see Note 4).

         Equity in Earnings (Losses) of Joint Ventures

         The Company is a 50% partner in ANCIRC Pharmaceuticals, Inc. ("ANCIRC"). In addition to Andrx's 50% ownership in ANCIRC, the Company provided ANCIRC research and development services at cost. Accordingly, research and development expenses in the Consolidated Statements of Income exclude costs of research and development services rendered to ANCIRC, as such costs are charged to ANCIRC as incurred. In November 2000, the ANCIRC joint venture agreement was amended (see Note 10).

         In August 2000, Andrx Corporation entered into CARAN, a 50/50 joint venture with Carlsbad Technology, Inc. ("Carlsbad") to develop, manufacture and sell three bioequivalent products (see Note 10).

         Cybear Internet Operating Expenses

         In the Company's Consolidated Statements of Income, Cybear Internet operating expenses represents Cybear Group's operating expenses except cost of goods sold and Cybear other charges. Such Cybear Group operating expenses include network operations and operations support, product development, selling, general and administrative and depreciation and amortization, and exclude cost of goods sold and intergroup eliminations.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         Stock-Based Compensation

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion ("APB") No. 25. However, if the provisions of APB No. 25 are applied, pro forma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. For the years ended December 31, 2001, 2000 and 1999, the Company measures compensation costs under the provisions of APB No. 25, and the Company has provided the expanded pro forma disclosures required by SFAS No. 123 (see Note 15).

         Issuance of Stock by Subsidiary

         The Company accounted for the issuances of shares of common stock by Cybear as equity transactions within the Consolidated Statements of Stockholders' Equity and excluded the results of such transactions from the Consolidated Statements of Income. The Company does not currently intend to issue shares of common stock of its other subsidiaries.

         Legal Expenses

         Legal expenses are included in selling, general and administrative and are expensed as incurred. In 2000 and prior periods, legal expenses reflect legal costs incurred as well as an estimate of legal costs expected to be incurred in defending against its patent infringement claims to their conclusion. In 2001, due to the increased complexity of the Company's patent infringement litigation, legal costs expected to be incurred to the conclusion of the patent infringement litigation were not reasonably estimatable. The effect of the change was not material to the consolidated financial statements of the Company.

         Income Taxes

         The provisions of SFAS No. 109, "Accounting for Income Taxes", require, among other things, recognition of future tax benefits measured at enacted rates attributable to the deductible temporary differences between the financial statement and income tax bases of assets and liabilities and to benefit net operating loss carryforwards to the extent that the realization of such benefits is "more likely than not" (see Note 11). Under the provisions of SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Earnings (loss) per share

         The Company utilizes the provisions of SFAS No. 128, "Earnings Per Share".

         As a result of the Reorganization, Andrx Corporation's operating results for the year ended December 31, 2001 have been allocated to each class of common stock. Accordingly, for the year ended December 31, 2001, net income and basic and diluted net income per share of Andrx common stock excludes Andrx Corporation's 100% ownership of Cybear Group. For the year ended December 31, 2000, the net income used in computing net income per share of Andrx common stock is based on the consolidated results of Andrx, including the majority ownership of Cybear through September 6, 2000 and the net income of Andrx, excluding Andrx's 100% ownership of Cybear Group from September 7, 2000 to December 31, 2000. For the year ended December 31, 1999, the net income used in computing net income per share of Andrx common stock is based on the consolidated results of Andrx, including the majority ownership of Cybear. The net loss and weighted average shares outstanding in the computation of net loss per share of Cybear common stock for the year ended December 31, 2000 are based on the period from September 7, 2000 (the effective date of issuance of Cybear common stock) to December 31, 2000 and are adjusted to reflect the July 2001 one-for-four reverse stock split.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


ANDRX

         The shares used in computing net income per share of Andrx common stock are based on the weighted average shares of Andrx common stock outstanding for the years ended December 31, 2001, 2000 and 1999. The diluted basis considers the weighted average shares of common stock outstanding for Andrx common stock including common stock equivalents. Anti-dilutive weighted average stock options to purchase shares of Andrx common stock were excluded in computing diluted earnings per share because their effects were anti-dilutive for the respective periods.

         A reconciliation of the denominators of basic and diluted earnings per share of Andrx common stock for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        2001            2000            1999
                                                     ----------      ----------      ----------
Basic weighted average shares of common stock
     outstanding                                     69,998,000      67,756,000      61,980,000

     Effect of dilutive items:
         Stock options                                2,245,000       2,700,000       2,356,000
         Warrants                                            --              --         617,000
                                                     ----------      ----------      ----------

Diluted weighted average shares of common stock
     outstanding                                     72,243,000      70,456,000      64,953,000
                                                     ==========      ==========      ==========

Anti-dilutive weighted average stock options            290,000          32,000         118,000
                                                     ==========      ==========      ==========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         CYBEAR

         Cybear generated a net loss for the year ended December 31, 2001 and for the period from September 7, 2000, to December 31, 2000. Accordingly, all Cybear common stock equivalents were excluded from the Cybear calculation of diluted shares since the effects were anti-dilutive. As of December 31, 2001 and 2000, there were 318,039 and 393,347 anti-dilutive options outstanding, respectively.

         The following table reconciles the consolidated net income in the Andrx Corporation and subsidiaries' consolidated financial statements to the separate supplemental group financial statements of Andrx and Cybear (see Note 20).



                                                                               YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                       2001             2000             1999
                                                                    ----------       ----------       ----------
Andrx Corporation and subsidiaries consolidated net income          $   37,546       $   58,532       $   94,054
                                                                    ----------       ----------       ----------

Cybear net loss included above:
     Subsequent to the Reorganization                                   35,316            8,341               --
     Prior to the Reorganization                                            --           14,974           10,774
                                                                    ----------       ----------       ----------

Add back Cybear net loss                                                35,316           23,315           10,774
Less minority ownership in Cybear net loss
     prior to the Reorganization and other                                  --           (4,146)          (1,937)
Less gain on sale of Cybear shares                                          --               --             (643)
Less intercompany eliminations (primarily interest
     and management fees)                                                   --              (29)            (329)
                                                                    ----------       ----------       ----------

Andrx Group net income (excluding Andrx's ownership of Cybear)      $   72,862       $   77,672       $  101,919
                                                                    ==========       ==========       ==========

Cybear Group net loss                                               $  (35,316)      $  (23,315)      $  (10,774)
                                                                    ==========       ==========       ==========


         The following table reconciles the consolidated net income in the Andrx Corporation consolidated financial statements to the net income allocated to Andrx Group:



                                                                 YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                          2001            2000            1999
                                                       ----------      ----------      ----------
Andrx Corporation consolidated net income              $   37,546      $   58,532      $   94,054

Add back Cybear net loss included above:
      Subsequent to Reorganization                         35,316           8,341              --
                                                       ----------      ----------      ----------

Net income allocated to Andrx Group
     (including Cybear through September 6, 2000)      $   72,862      $   66,873      $   94,054
                                                       ==========      ==========      ==========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

         Stock Splits

         In May 1999 and March 2000, the Company implemented two-for-one stock splits of Andrx common stock effected in the form of 100% stock dividends. All Andrx share and per share amounts included herein give effect to these stock splits.

         On July 31, 2001, the Company implemented a one-for-four reverse stock split of Cybear common stock whereby each four shares of existing Cybear common stock were exchanged for one share of new Cybear common stock. All share and per share amounts of Cybear common stock included herein give effect to the one-for-four reverse stock split.

         Fair Value of Financial Instruments

         As of December 31, 2001 and 2000, the carrying amount of cash and cash equivalents, accounts receivable, net, accounts payable and accrued and other liabilities approximate fair value due to the short maturity of these instruments. Investments available-for-sale are carried at fair value.

         Concentration of Credit Risk

         The Company invests in U.S. Treasury and government agency securities, debt instruments of corporations and tax advantaged money market preferreds with investment grade credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity.

         Accounts receivables are principally due from independent pharmacies, warehousing pharmacy chains, pharmacy buying groups, physician offices and wholesalers and distributors. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential uncollectable accounts.

         The Company conducts a significant amount of its bioequivalent and brand product sales with a limited number of large pharmaceutical wholesalers and pharmacy warehousing chains. The loss of any of these customers would have an adverse effect on Andrx Group's business and results of operations.

         The Company has no off-balance sheet concentration of credit risk.

         Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and presentation of comprehensive income or loss and its components in financial statements. The Company has included the required disclosure of this pronouncement in the accompanying Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999, as required.

         Business Segments

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for defining the Company's segments and disclosing information about them. The provisions of SFAS No. 131 require that the segments be based on the internal structure and reporting of the Company's operations (see Note 18).

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


Recent Accounting Pronouncements

         Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-Qualified Stock Option

         In July 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option" ("EITF 00-15"). This issue addresses the presentation in the statement of cash flows of the income tax benefit related to exercises of non-qualified stock options. Companies receive an income tax deduction for the difference between the exercise price and the market price of a non-qualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by a company upon employee exercise should be classified in the operating section of the statement of cash flows. The pronouncement is effective for all quarters ending after July 20, 2000. The Company adopted EITF 00-15 in 2000 and, accordingly, has classified its 2001 and 2000 income tax benefits related to exercises of stock options of $18,363 and $19,870 as an operating activity in the Consolidated Statements of Cash Flows and in 2000 reclassified $9,368 relating to 1999 from financing activities to operating activities to conform with this presentation.

         Derivatives

         As of January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Adoption of the provisions of this pronouncement had no effect on the Company's consolidated financial statements since the Company does not have any derivative financial instruments or hedging activities.

         Business Combinations

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This pronouncement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations within the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective for business combinations occurring after June 30, 2001. The Company adopted the provisions of SFAS No.141 as of the effective date. Adoption of the provisions of this pronouncement had no impact on the consolidated financial statements of the Company.

         Goodwill and Other Intangible Assets

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination). SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer subject to amortization. Instead, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as a cumulative effect of a change in accounting principle. The Company will adopt the provisions of SFAS No. 142, as appropriate. The Company estimates that it will no longer be recording approximately $3,200 in annual goodwill amortization in future periods. The Company is in the process of evaluating if there is any impairment in value of its goodwill and will not be able to determine the ultimate impact of this pronouncement until such time the Company fully applies its provisions which the Company does not believe will have a material impact on its consolidated financial statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         Asset Retirement Obligations

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This pronouncement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Company.

         Long-Lived Assets

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company believes that the adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

         Reclassifications

         Certain prior years amounts have been reclassified to conform to the current year presentation.

(3)      ACQUISITIONS

         On March 15, 2000, Andrx acquired certain assets of Valmed Pharmaceuticals, Inc. ("Valmed"), a privately owned distributor of bioequivalent pharmaceuticals headquartered in Grand Island, New York. The acquisition was accounted for using the purchase method of accounting. Accordingly, the excess of the total purchase price of approximately $15,195, including transaction costs, over the fair value of the net assets acquired, primarily accounts receivable, inventories and property, plant and equipment was approximately $8,700 which represents goodwill, and is included in Goodwill, net in the accompanying Consolidated Balance Sheets. Such goodwill was amortized on a straight-line basis over its estimated life of 15 years through December 31, 2001. Effective with the adoption of SFAS No. 142 goodwill will no longer be subject to amortization. Instead, goodwill will be subject to an annual assessment for impairment in value by applying a fair value based test.

         In March 2000, Cybear entered into a software license agreement and a development service agreement with AHT whereby, among other things, Cybear obtained non-exclusive licenses to two AHT software applications and whereby Cybear agreed to develop a software application for AHT. In connection with these agreements, Cybear loaned $4,000 to AHT in exchange for a secured promissory note. In the third quarter of 2000, due to the uncertainty of collection resulting from AHT filing for bankruptcy protection in September 2000, Cybear recorded a 100% allowance against the $4,000 note. On November 22, 2000, Cybear Group acquired certain of the operating assets of AHT under the terms of an acquisition agreement approved by the United States Bankruptcy Court. Accordingly, Cybear Group recognized a $2,000 credit in the fourth quarter of 2000. Such credit represents the receipt of AHT's assets with an estimated value of $2,000, in exchange for a portion of the $4,000 secured convertible note. Cybear other charges for the year ended December 31, 2000 include the $4,000 allowance against the note receivable from AHT offset by the $2,000 credit related to the receipt of AHT assets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
              (in thousands, except for share and per share amounts


         On January 23, 2001, Andrx completed its acquisition of CTEX Pharmaceuticals, Inc. ("CTEX"), a privately owned pharmaceutical company based in Madison, Mississippi. The acquisition was accounted for using the purchase method of accounting. The total purchase price, including transaction costs, was approximately $29,356, consisting of approximately $11,190 in cash, including transaction costs and 291,400 shares of Andrx common stock valued at $18,166. The purchase price, after allocation of $2,638 to product rights, was in excess of the preliminary estimate of the fair value of net liabilities acquired and resulted in goodwill of $27,255. As part of the acquisition of CTEX, Andrx acquired CTEX's sales force and related infrastructure. Such goodwill was being amortized on a straight-line basis over its estimated life of ten years through December 31, 2001. Effective with the adoption of SFAS No. 142 goodwill will no longer be subject to amortization. Instead, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair value test. In addition, in connection with the acquisition, Andrx made loans to the former CTEX shareholders for $3,697 which are due to Andrx no later than January 23, 2006 but under certain circumstances may be forgiven as additional purchase price consideration. In the event of default, the loans bear interest at 18% or the highest rate permitted by applicable state law and are collateralized by 68,250 shares of Andrx common stock. These loans are included in Other assets in the Consolidated Balance Sheet as of December 31, 2001. The operating results of CTEX are included in the consolidated financial statements subsequent to the January 23, 2001 acquisition.

         On March 30, 2001, Andrx completed its acquisition of substantially all of the assets of Armstrong Pharmaceuticals ("Armstrong"), a division of Celltech Manufacturing, Inc., formerly known as Medeva Pharmaceuticals, Inc., based in West Roxbury, Massachusetts. Armstrong manufactures pharmaceutical aerosols, principally metered dose inhalers ("MDIs") on a contract manufacturing basis for major pharmaceutical companies and holds an approved ANDA for Albuterol MDI. The acquisition was accounted for using the purchase method of accounting. The total purchase price, including transaction costs, of approximately $18,218, was preliminarily allocated among the acquired net assets, resulting in no goodwill.

         On April 2, 2001, Cybear acquired Mediconsult in a stock-for-stock merger whereby each share of Mediconsult common stock was exchanged for .0358 shares of Cybear common stock (reflects the effect of the July 31, 2001 one-for-four reverse stock split). Accordingly, 2,355,000 shares of Cybear common stock were issued in April 2001 in connection with this transaction, and upon satisfaction of certain merger conditions in July 2001, an additional 587,000 shares of Cybear common stock were issued to the Mediconsult stockholders. The market value of the total shares issued was approximately $4,765. The acquisition was accounted for using the purchase method of accounting. In connection with this transaction, Cybear Group incurred $3,242 in transaction costs and advances to Mediconsult. The purchase price, including transaction costs, was in excess of the preliminary estimate of the fair value of the net liabilities assumed, resulting in an allocation to other intangible assets for physicians network and trademarks of $11,571 and goodwill of $381. Such other intangible assets and goodwill were amortized on a straight-line basis over its estimated life of five years through December 31, 2001. Effective with the adoption of the SFAS No. 142 goodwill will no longer be subject to amortization. Instead, goodwill will be subject to an annual assessment for impairment in value by applying a fair value based test.

         The following unaudited pro forma information combines the consolidated results of operations of Andrx Corporation and Mediconsult including the allocation of the pro forma operating results to Andrx Corporation's classes of common stock as if the acquisition of Mediconsult had occurred as of the beginning of the period for each of the periods presented after giving effect to certain adjustments including amortization of the purchase price in excess of the net liabilities assumed, elimination of Mediconsult's historical goodwill amortization, elimination of Mediconsult's historical compensation expense relating to the difference between SFAS No. 123, "Accounting for Stock-Based Compensation" and APB No. 25, "Accounting for Stock Issued to Employee," interest expense and income tax benefit. This unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred if Andrx Corporation and Mediconsult had been combined during such periods. Moreover, the unaudited pro forma information is for informational purposes only and is not intended to be indicative of the results of operations expected to be attained in the future.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)



         The following unaudited pro forma information does not give effect to the Company's March 15, 2000 acquisition of certain assets of Valmed, the January 23, 2001 acquisition of CTEX or the March 30, 2001 acquisition of certain assets of Armstrong, as the effect of such acquisitions is not material.


                                                                            YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                      2001                        2000
                                                                 --------------               ------------
Revenues                                                          $     749,927               $    540,549
                                                                  =============               ============

Income from operations                                            $      51,970               $     52,705
                                                                  =============               ============

Net income                                                        $      34,472               $     39,623
                                                                  =============               ============

ANDRX  GROUP COMMON STOCK:
Net income allocated to Andrx Group
     (including Cybear through September 6, 2000)                 $      74,335               $     78,320
                                                                  =============               ============

Net income per share of Andrx Group common stock:
      Basic                                                       $        1.06               $       1.16
                                                                  =============               ============
      Diluted                                                     $        1.03               $       1.11
                                                                  =============               ============

Weighted average shares of Andrx Group common stock
  outstanding:
      Basic                                                          69,998,000                 67,756,000
                                                                  =============               ============
      Diluted                                                        72,243,000                 70,456,000
                                                                  =============               ============

CYBEAR GROUP COMMON STOCK:
Net loss allocated to Cybear Group
     (subsequent to September 6, 2000)                            $     (39,863)              $    (38,697)
                                                                  =============               ============

Basic and diluted net loss per share of Cybear
      common stock                                                $       (5.91)              $      (5.74)
                                                                  =============               ============
Basic and diluted weighted average shares of Cybear
     common stock outstanding                                         6,743,000                  6,743,000
                                                                  =============               ============

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


(4)      PRODUCT MARKETING RIGHTS

         On June 30, 2001, Andrx purchased the Entex(R) line of cough and cold products and related inventories from an affiliate of Elan Corporation, plc ("Elan") for approximately $14,795 in cash, transaction costs and royalties on net sales. The purchase price for the product rights of $14,356 is being amortized over its estimated useful life of ten years. The Entex product rights purchase price, net of accumulated amortization is included in Other intangible assets, net in the Consolidated Balance Sheet as of December 31, 2001.

         On July 1, 2001, Andrx entered into an eight-year agreement with the pharmaceutical division of Mallinckrodt ("Mallinckrodt"), a Tyco healthcare company, for the marketing rights and supply of three hydrocodone pain products. As part of the agreement, Andrx is to pay Mallinckrodt $1,000 upon approval of each of the products and royalties on a percentage of the net sales of this product line. Andrx also agreed to pay an annual licensing fee of $100 to Mallinckrodt for use of the trade name Anexsia(R). Two dosage strengths were launched under the newly licensed trade name, Anexsia, in November 2001, and the third dosage strength also to be marketed under the trade name Anexsia, which is the highest strength, is expected to be approved by the FDA in 2002. Accordingly, through December 31, 2001, Andrx paid $2,000 to Mallinckrodt for product rights and $100 for the use of the trade name Anexsia. The Anexsia product rights purchase price, net of accumulated amortization is included in Other intangible assets, net in the Consolidated Balance Sheet as of December 31, 2001.

         On October 24, 2001, Andrx terminated its 1999 agreement with Geneva and reacquired all of Geneva's marketing rights for two brand products under development by Andrx; consisting of U.S. and selected international marketing rights for Metformin XT, a controlled-release formulation of Metformin, and selected international marketing rights to Altocor, a high-potency, extended-release lovastatin. In return for relinquishing Geneva's marketing rights to these products back to Andrx, Geneva will no longer make payments to Andrx of $1,000 per month and Andrx will pay Geneva certain milestone payments and a royalty on net sales in the U.S. for Metformin XT for a period of five years. In 2001, Andrx paid Geneva a $2,000 milestone payment which is included in research and development expenses. For the years ended December 31, 2001, 2000 and 1999, Andrx recorded as Other revenues included in the accompanying Consolidated Statements of Income, $12,981, $14,019 and $7,000, respectively, of fees from Geneva. Andrx's distribution operations will continue to distribute Geneva products in the normal course of business.

         Andrx has entered into additional development and licensing agreements covering bioequivalent pharmaceuticals with U.S. and foreign pharmaceutical companies. Pursuant to these agreements, the licenses typically will fund the cost of product research and development and will pay Andrx royalties in exchange for a license to market the products for a specified territory.

         Andrx also works with other pharmaceutical companies to formulate controlled-release versions of existing commercialized drugs and drugs they are developing using Andrx's proprietary drug delivery technologies.

 (5)     OTHER INTANGIBLE ASSETS, NET

         Other intangible assets, net consist of the following:

                                                               DECEMBER 31,
                                                 ---------------------------------------
                                                     2001                        2000
                                                 -------------               ------------
Product rights                                   $      18,456               $         --
Physicians network and trademarks                       11,571                         --
Patents                                                  1,569                        650
Software development                                        --                        485
                                                 -------------               ------------
                                                        31,596                      1,135
Less accumulated amortization                           (3,291)                      (260)
                                                 -------------               ------------
                                                 $      28,305               $        875
                                                 =============               ============

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)



 (6)     INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale consist of the following:


                                                                 DECEMBER 31, 2001
                                             ----------------------------------------------------------------

                                                                  GROSS           GROSS
                                             AMORTIZED         UNREALIZED      UNREALIZED            MARKET
                                               COST               GAINS          LOSSES              VALUE
                                             ----------        ----------      ----------          ----------
U.S. Treasury and government agency
     securities                              $  119,980        $      492      $      (16)         $  120,456
Corporate bonds                                   7,607               150              --               7,757
Tax advantaged money market
     preferreds                                  54,900                --              --              54,900
                                             ----------        ----------      ----------          ----------
                                             $  182,487        $      642      $      (16)         $  183,113
                                             ==========        ==========      ==========          ==========



                                                                 DECEMBER 31, 2000
                                             ----------------------------------------------------------------
                                                                  GROSS          GROSS
                                             AMORTIZED         UNREALIZED      UNREALIZED            MARKET
                                               COST               GAINS          LOSSES              VALUE
                                             ----------        ----------      ----------          ----------
U.S. Treasury and government agency
     securities                              $   78,518        $      255      $       (1)         $   78,772
Corporate bonds                                  14,369                59              --              14,428

Tax advantaged money market
     preferreds                                 128,000                --              --             128,000
                                             ----------        ----------      ----------          ----------
                                             $  220,887        $      314      $       (1)         $  221,200
                                             ==========        ==========      ==========          ==========


(7)      INVENTORIES

Inventories consist of the following:


                                                DECEMBER 31,
                                   ----------------------------------------
                                       2001                        2000
                                   -------------               ------------
Raw materials                      $      42,326               $      8,238
Work in process                           16,212                      4,234
Finished goods                           103,153                     88,747
                                   -------------               ------------
                                   $     161,691               $    101,219
                                   =============               ============


         As of December 31, 2001, the Company has approximately $33,883 in raw materials, work in process and finished goods inventories relating to products that have either not been approved by the FDA or which have not yet been launched. Included in the December 31, 2001 inventory of products not approved by the FDA or launched was $7,790 relating to the Company's bioequivalent version of Glucophage which the Company launched in January 2002. As of December 31, 2000, the Company did not have any raw materials, work in process, or finished goods inventory relating to products that were not approved by the FDA or had not been launched as of December 31, 2000.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


(8)      PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net are summarized as follows:

                                                                               DECEMBER 31,
                                                                  ----------------------------------------
                                                                      2001                        2000
                                                                  -------------               ------------
Land                                                              $       7,232               $      2,903
Buildings                                                                33,388                     11,643
Manufacturing equipment                                                  44,250                     20,684
Laboratory equipment                                                     13,204                      8,801
Leasehold improvements                                                   14,037                     11,392
Computer hardware and software                                           20,675                     17,327
Furniture and fixtures                                                    8,974                      3,840
                                                                  -------------               ------------
                                                                        141,760                     76,590
Less:  accumulated depreciation and amortization                        (30,440)                   (19,265)
                                                                  -------------               ------------
                                                                        111,320                     57,325
Construction in progress                                                 28,578                     20,448
                                                                  -------------               ------------
                                                                  $     139,898               $     77,773
                                                                  =============               ============

         Depreciation expense was $13,521, $7,720 and $4,401 for the years ended December 31, 2001, 2000 and 1999, respectively.


(9)      CYBEAR OTHER CHARGES

         The Company measures impairment of goodwill using the undiscounted cash flow method whenever events and circumstances warrant revised estimates of useful lives or recognition of an impairment of goodwill. The undiscounted cash flow method compares the net book value being tested to the estimated aggregate undiscounted cash flows; if the net book value exceeds the estimated aggregate undiscounted cash flows, the excess carrying amount of goodwill is written off. The Company followed this method in determining the goodwill write-off of Telegraph Consulting Corporation ("Telegraph") and the Reorganization goodwill described below.

         In June 2001, Cybear wrote off the remaining $1,982 of goodwill established with the acquisition of Telegraph by Cybear in 1999. Such write-off was the result of an evaluation of the Telegraph goodwill in consideration of, among other things, Cybear Group's business strategy and the acquisition of Mediconsult (see Note 3). As a result, the future benefits previously associated with the Telegraph goodwill no longer existed.

         In September 2001, Cybear wrote off the remaining $9,313 of goodwill established in the September 2000 Reorganization. Such write-off was the result of an evaluation of the Reorganization goodwill in consideration of, among other things, Cybear Group's business subsequent to the Reorganization. As a result, the future benefits previously associated with the Reorganization goodwill no longer existed.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

         In 2001, Cybear recorded an additional charge of $1,722 associated with an estimated loss that Cybear expects to incur in subleasing all or a portion of its Fort Washington, PA, Tarrytown, NY and Boca Raton, FL locations. This write-off was the result of an evaluation of Cybear's business strategy and decision to consolidate facilities into the Boca Raton headquarters. Also, in December 2001, Cybear recorded a charge of approximately $1,742 for certain computer software licenses that Cybear Group no longer intends to market or otherwise attempt to commercialize. Such write-off was the result of an evaluation of the revenues and cash flows generated by these software licenses and in consideration of, among other things, Cybear Group's business strategies. As a result, the future benefits previously associated with these software licenses no longer exist.

         In 2000, Cybear recorded $1,202 in merger costs associated with the Reorganization. Cybear also recorded $6,022 in an allowance against a note receivable, severance costs, impairment charges to certain assets and costs incurred to resolve a dispute and to terminate certain agreements, offset by a $2,000 credit in connection with the acquisition of substantially all of the operating assets of AHT, in exchange for a portion of a $4,000 secured convertible note pursuant to an agreement approved by the United States Bankruptcy Court.

(10)     UNCONSOLIDATED JOINT VENTURES

         In July 1994, and as originally amended on October 30, 1995, the Company and Circa Pharmaceuticals, Inc., now a wholly-owned subsidiary of Watson Pharmaceuticals, Inc. ("Watson") (the Company and Watson are hereafter collectively referred to as the "Partners"), formed ANCIRC, a 50/50 joint venture to develop, manufacture and market up to eight bioequivalent controlled-release pharmaceutical products. The agreement between the Partners contemplated that Andrx, would perform the research and development formulations for ANCIRC's products, and would market and distribute ANCIRC's products following FDA approval, and that Watson would provide the regulatory support for ANCIRC's products and would manufacture the ANCIRC products.

         In September 1998, ANCIRC received approval of its first manufactured product, a bioequivalent version of Trental and launched this product. On March 24, 1999, the FDA approved the ANDA for the second ANCIRC product, a bioequivalent version of Oruvail, which was launched in April 1999. Due to manufacturing problems, ANCIRC halted the production and sale of ANCIRC's bioequivalent version of Oruvail in June 1999. In April 2001, ANCIRC commenced producing and selling such product.

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

         In November 2000, the Company and Watson further amended the terms of the ANCIRC joint venture agreement. Under the amendment, Andrx is solely responsible for all of the costs to develop, manufacture and sell the remaining six products, and Watson may receive a royalty on net sales, if any, from the commercialization of those products (see Note 12). The amendment also provides that Andrx may elect to discontinue its efforts to develop any of these six products at any time. The 50/50 joint venture relationship for the two-marketed products is continuing, except effective November 1, 2000, the profits generated by ANCIRC will be allocated 75% to the Andrx partner and 25% to the Watson partner until such time as Andrx has been allocated $611 of profit greater than Watson to equalize the Partners' respective capital accounts activity.

         In August 2000, Andrx Corporation entered into CARAN, a 50/50 joint venture with Carlsbad to develop, manufacture and sell three bioequivalent pharmaceutical products, for which ANDAs have been filed with the FDA, including the bioequivalent version of Pepcid, which was launched in 2001 and a bioequivalent version or Prozac. Carlsbad developed and will manufacture the products and Andrx will distribute such products.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         As of December 31, 2001 and 2000, the Company's investment in unconsolidated joint ventures was $1,907 and $755, respectively, and is included in Other assets in the Consolidated Balance Sheets.

         Condensed financial information of the unconsolidated joint ventures is not presented as they are not material to the consolidated financial statements of the Company.

(11)     INCOME TAXES

         The components of the provision for income taxes are summarized as follows:

                                          YEARS ENDED DECEMBER 31,
                           ----------------------------------------------------
                              2001                 2000                 1999
                           ----------           ----------           ----------
Current provision
      Federal              $   36,123           $   41,326           $   69,855
      State                     3,258                2,362                3,992
                           ----------           ----------           ----------
                               39,381               43,688               73,847
                           ----------           ----------           ----------

Deferred benefit
      Federal                  (7,564)              (3,612)             (17,445)
      State                      (432)                (206)                (997)
                           ----------           ----------           ----------
                               (7,996)              (3,818)             (18,442)
                           ----------           ----------           ----------
Total                      $   31,385           $   39,870           $   55,405
                           ==========           ==========           ==========



         The following table indicates the significant elements contributing to the difference between the federal statutory rate and the Company's effective tax rate:



                                                                    YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                           2001             2000              1999
                                                          ------           ------            ------
Federal statutory rate                                      35.0%            35.0%             35.0%
State income taxes, net of federal effect                    2.0%             2.0%              2.0%
Change in valuation allowance on net deferred
    income tax assets                                         --              3.3%             (2.7)%

Non-deductible goodwill and Reorganization costs             7.9%             2.9%               --
Other, net                                                   0.6%            (2.7)%             2.8%
                                                          ------           ------            ------
Effective tax rate                                          45.5%            40.5%             37.1%
                                                          ======           ======            ======

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)



         Deferred income taxes represent the tax effect of the difference between financial reporting and income tax bases of assets and liabilities. The amount of tax liability relating to tax depreciation in excess of book depreciation is included in Other liabilities in the Consolidated Balance Sheets. The major components of deferred tax assets and liabilities are as follows:


                                                                               DECEMBER 31,
                                                                  ----------------------------------------
                                                                      2001                        2000
                                                                  -------------               ------------
DEFERRED INCOME TAX ASSET
Net operating loss carryforwards                                  $       7,249               $      7,249
Allowance for doubtful accounts                                           2,823                      2,559
Other operating reserves                                                 25,857                     15,639
Cybear product development                                                2,065                      2,230
                                                                  -------------               ------------
                                                                         37,994                     27,677
Valuation allowance                                                      (7,249)                    (7,249)
                                                                  -------------               ------------
Deferred income tax assets, net                                   $      30,745               $     20,428
                                                                  =============               ============

DEFERRED INCOME TAX LIABILITY
Tax over book depreciation                                        $       3,428               $      1,460
                                                                  =============               ============

         The following table indicates the activity in the valuation allowance:

                                                                               DECEMBER 31,
                                                                  ----------------------------------------
                                                                      2001                        2000
                                                                  -------------               ------------
Beginning balance, January 1                                      $      (7,249)              $     (3,957)
Utilized                                                                     --                      3,572
Provided for Cybear, separate company, prior to the
  Reorganization                                                             --                     (6,864)
                                                                  -------------               ------------

Ending balance, December 31                                       $      (7,249)              $     (7,249)
                                                                  =============               ============

         At December 31, 2001, the Company had available net operating loss carryforwards generated by Cybear of $19,681. The net operating loss carryforward, which begins to expire in 2019, can only be utilized by Cybear to offset its future taxable income, on a separate company basis.

         In assessing the realizability of deferred tax assets, pursuant to SFAS No. 109, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be utilized. The Company has recorded a valuation allowance of $7,249 for all deferred tax assets resulting from Cybear's net operating loss carryforwards. The Company adjusts the valuation allowance in the period management determines it is more likely than not that the deferred tax assets will be realized.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         In connection with the Reorganization, Cybear and other members of the Andrx Corporation consolidated group entered into, among other things, a federal and state tax sharing agreement. Andrx Corporation will utilize the separate return method of accounting for purposes of allocating federal and state consolidated income tax liabilities among group members. Under the terms of the tax sharing agreement, a member of the group will be allocated its income tax benefits and expenses in the year generated. Except as set forth in the supplement referred to below, to the extent a member cannot utilize its income tax benefits in the year generated, that member will not be compensated in that year by other members of the Andrx Corporation consolidated group for utilization of those benefits. Instead, if and when a member leaves the group, Andrx Corporation may elect to reimburse that member for any unreimbursed income tax benefits utilized. That reimbursement will take the form of a capital investment by Andrx Corporation, for which it will receive stock. In the case of any "tracking stock" members, such as Cybear Group, the stock received by Andrx Corporation shall be in the form of Cybear common stock. In addition, if any member of the group causes another member to become subject to state income tax in a state where it would otherwise not be taxed on a separate company basis, the member causing the income tax liability shall be fully responsible for the state income tax of the other member. Subsequent to the Reorganization, any income tax benefits that Cybear is unable to utilize on a separate company basis will be allocated to Andrx.

         In October 2000, Andrx and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by Andrx Corporation for specific tax benefits utilized by Andrx Corporation in connection with an election Cybear made on its 2000 and 1999 separate federal corporate tax return to amortize certain product development expenses over a period of ten years. Such reimbursements from the Company are accounted for by Cybear Group as a capital contribution. As a result of the supplement to the tax sharing agreement, Cybear Group may be reimbursed by Andrx for the after-tax effect of amortizing approximately $6,000 of such expenses over ten years.

         Under the provisions of the tax sharing agreement related to the Reorganization, for financial statement purposes, at such time as Cybear Group achieves profitability, or is otherwise able to recognize its tax benefits under accounting principles generally accepted in the United States, if ever, Cybear will recognize the benefit of its accumulated income tax benefits (which had previously been utilized by Andrx) in its statement of operations with a corresponding decrease to Cybear's equity (i.e., effectively accounted for as a non-cash dividend). To the extent Andrx is profitable and is able to utilize such tax benefit and Cybear is generating losses, it is expected that Andrx's effective tax rate will be less than the statutory federal and state rate. If Cybear attains profitability or is otherwise able to recognize its tax benefits, Andrx's effective tax rate may be greater than the statutory federal and state income tax rate to the extent of Cybear's then unreimbursed accumulated tax benefits that can be realized (Andrx will then reverse the tax benefits previously recorded, i.e., effectively transferring such tax benefits to Cybear in the form of a non-cash equity transaction).

         In connection with the Reorganization, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. Had the separate return method of allocating income taxes been utilized prior to the Reorganization, Cybear would not have been able to record any income tax benefits, as compared to $2,824, as recognized under the pro rata method for the year ended December 31, 1999 (exclusive of the effect of minority interest of approximately 5%). Conversely, applying the pro rata method for the year ended December 31, 2001 and for the period from September 7, 2000 through December 31, 2000 would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $7,600 and $4,800, respectively.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)



(12)     COMMITMENTS AND CONTINGENCIES


         Memorandum of Understanding with Genpharm

         The Company entered into a memorandum of understanding ("MOU") with Genpharm, Inc. ("Genpharm") relating to the filing dates of their respective ANDAs for a bioequivalent version of Prilosec. While the FDA assigned to Andrx the earliest filing date for this product, Genpharm had contended that the FDA improperly refused to accept the filing of its earlier ANDA submission. Rather than litigating the issue as to which of their ANDA's was the first filed, including the possibility of affecting Andrx's 180-days of market exclusivity, the parties agreed to set aside their dispute in order to maximize the likelihood that there will be a bioequivalent product made available to U.S. consumers as soon as prudently possible.

         The MOU currently provides that Andrx will market whichever of these products may first be lawfully and prudently marketed, and that through cross licenses, the parties will receive royalties based on the profits derived from the sale of either or both products according to a sliding scale. Based on the anticipated profits, Andrx will share, based on a sliding scale, approximately 15% of those profits with Genpharm.

         On November 16, 2001, prior to obtaining FTC approval of the MOU, Andrx received FDA final marketing approval of its ANDAs for bioequivalent versions of Prilosec, and was advised by FDA that Andrx and Genpharm would share the 180-day market exclusivity for the 10mg and 20mg strengths of this product, and that Andrx alone would have 180-day market exclusivity for its 40mg strength. This shared exclusivity concept will likely preclude FTC approval of the MOU in its current form. It remains unclear whether any of the terms of the MOU will survive, and the resolution of this issue may depend upon the results obtained in the pending patent litigation involving Andrx, Genpharm and AstraZeneca.

         Agreement with a Law Firm

         On January 2, 2002, Andrx entered into an agreement with a law firm (the "Law Firm") it utilizes on matters relating to its efforts to market bioequivalent versions of Tiazac and Prilosec (see Note 17). Under the terms of and as defined in the agreement, Andrx shall pay the Law Firm (i) 2.5% of net sales of the product directly or indirectly resulting from the ANDA Andrx filed for a bioequivalent Tiazac, (ii) up to 2.75% of net sales of the product directly or indirectly resulting from the ANDA Andrx filed for a bioequivalent version of Prilosec, with this amount declining to not less than 1.75% following achievement of certain cumulative net sales amounts, and (iii) up to 2.5% of the value created, by any settlement or agreement with AstraZeneca or any other party concerning bioequivalent Prilosec, in each case certain conditions stated in the agreement occur, and the agreement calls for the Law Firm to receive 25% of the damages adjudged against Biovail in the Tiazac litigation. Upon the occurrence of any of the events entitling the Law Firm to the aforementioned payments, Andrx will estimate the present value of the aggregate payments the Law Firm is entitled to receive under the agreement, and recognize such amount as an expense and liability. Such estimates will be evaluated periodically and adjusted as necessary. Andrx is currently not able to estimate the present value of the potential obligations under this agreement. However, the amount of this obligation and the adjustments which could result from changes in the Company's estimate of the remaining present value of those payments could be significant.

         Royalty on ANCIRC Products

         Pursuant to the ANCIRC agreement, as amended, in November 2001, upon commercialization, Watson may be entitled to receive a royalty on net sales of the Company bioequivalent versions of Procardia XL and Glucotrol XL (see Note
10).

         Employment Agreements

         In September 2001, the Company entered into employment agreements with certain corporate executive officers, the terms of which commenced on September 28, 2001, and continue for 60 calendar months. These agreements provide, among other things, that if the employment of the named corporate executives is terminated by the Company without cause or if there is a change in control of the Company, the Company may make a lump sum payment of three times the annual compensation, as provided, and may vest in full on any installments of shares under stock option agreements. Additionally, if the executive officers resign after there is a change in Chief Executive Officer, as provided, the named executives may vest in full or any installments of shares under their stock option agreements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


The following schedule summarizes the future minimum payments under the employment agreements as of December 31, 2001:


                   2002                 $    770
                   2003                      770
                   2004                      770
                   2005                      770
                   2006                      578
                                       ---------
                                       $   3,658
                                       =========

         Valmed Profit Sharing Arrangement

         In 2000, upon acquiring Valmed, the Company entered into a profit sharing agreement with several former shareholders of Valmed and current Andrx employees. Under the terms of the agreement, the individuals received profit sharing payments of $1,239 and $447 in 2001 and 2000, respectively, based upon pretax profits generated by Valmed, as defined by and in accordance with accounting principles generally accepted in the United States.

         Operating Leases

         The Company leases manufacturing, laboratory, warehouse, office space, and various equipment under operating leases which expire at various dates through 2017. The following schedule summarizes future minimum lease payments required under non-cancelable operating leases with terms greater than one year, as of December 31, 2001:


                   2002                $  10,220
                   2003                   10,148
                   2004                    9,705
                   2005                    8,175
                   2006                    6,745
             Thereafter                   33,713
                                       ---------
                                       $  78,706
                                       =========

         Rent expense amounted to $5,800, $4,633 and $2,674 for the years ended December 31, 2001, 2000 and 1999, respectively.

         Purchase Commitments

         On July 1, 2001, Andrx entered into an eight-year supply and marketing agreement with Mallinckrodt for three hydrocodone pain products. Under the terms of the agreement, Andrx agreed to aggregate minimum purchase commitments of approximately $2,750 over the first four contract years beginning on July 1, 2001. There are no minimum purchase requirements for contract years ending subsequent to June 30, 2005.

         The Company had purchase commitments at December 31, 2001, of approximately $52,000 for building, construction, supplies and equipment associated with the expansion of the Company's distribution and manufacturing operations for facilities in Ohio and Florida.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

         Additionally, in the first quarter of 2002 Andrx started the implementation of the JD Edwards software package and related hardware. JD Edwards is a fully integrated software solution that will allow information to be shared and utilized by the Company's various businesses. The total cost of this project is estimated to be $15,000.

(13)     RELATED PARTY TRANSACTIONS


         In February 1993, the Company entered into a royalty agreement with Dr. Chen, the Company's Co-Chairman and former Chief Scientific Officer, which provides for royalties to Dr. Chen upon the sale of Andrx's bioequivalent version of Cardizem CD, for which the Company received final approval in July 1998 from the FDA. In August 1998, the Company amended that royalty agreement to account for the various contingencies presented by the Stipulation (see Note
17). Royalties paid to Dr. Chen of $4,238, $5,033 and $6,995 for the years ended December 31, 2001, 2000 and 1999, respectively, were based on 3.33% of the net sales of Cartia XT, as defined, and interim and final Stipulation fees. Such royalties are included in selling, general, and administrative expenses in the accompanying Consolidated Statements of Income.

         In September 1998, Andrx agreed to sell 83,333 shares of Cybear common stock for $1,000 or the then current market value of $12.00 per share to Cybear's then Chairman of the Board. As of December 31, 1998, Andrx had sold 58,333 shares to Cybear's Chairman and in January 1999, Andrx sold the remaining 25,000 shares under this agreement and recognized a gain of $300. In addition, in October 1999 Cybear's then Chief Executive Officer exercised a warrant for 31,250 shares at the then current market value of $12.00 per share upon which Andrx recognized a gain of $343. Accordingly, Gain on sale of Cybear shares in the 1999 Consolidated Statement of Income include $643, from these transactions.

         During 2001, the Company entered into an Asset Purchase Agreement with Athlon Pharmaceuticals, Inc. ("Athlon") whereby the primary shareholder, who is a current employee of the Company and former primary shareholder of CTEX. Under the terms of the agreement the Company sold trademarks, equipment, licenses and permits, marketing materials and packaging supplies related to certain products acquired from CTEX to Athlon. In return, the Company received $500 in cash on December 27, 2001, the closing date of the Asset Purchase Agreement, and will receive another $1,500 in cash in 2002, $500 of which was received on February 1, 2002, with $1,000 due on June 1, 2002. Additionally, among other things, the Company may receive quarterly royalty payments on net sales of certain of these products. This transaction resulted in a net pre-tax gain to the Company of approximately $117.

         The Company entered into an Executive Suite License Agreement with Arena Operating Company, LTD for lease of a suite at the National Car Rental Center where the Florida Panthers of the National Hockey League play their home games. The principal owner of the Florida Panthers is Andrx's former Chief Executive Officer and current Co-Chairman of the Board of Directors. Additional owners of the Florida Panthers include Andrx's, current President and Chief Executive Officer and an Andrx subsidiary Vice President. The term of the lease is for one year and automatically renews for successive one year periods until either party provides written notice of intent to cancel prior to March 1, of the contract year. The current annual rental is approximately $109. Additionally, the Company paid approximately $200 to the Florida Panthers Hockey Club for participation in the Panthers Pals Community Group Program. Under the program, the Company purchased 600 tickets for 43 home games from the Florida Panthers Hockey Club for distribution to youth and charities.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         In the normal course of its distribution operations, the Company purchases finished good inventory from Ranbaxy Pharmaceutical ("Ranbaxy"). During 2001, Ranbaxy purchased the assets of HMS Sales and Marketing, Inc. The principal shareholder of HMS is a current Director of Andrx and currently serves as a consultant to Ranbaxy. For the years ended December 31, 2001, 2000 and 1999, the Company purchased finished goods inventory of $7,245, $3,345 and $3,325, respectively, from Ranbaxy.

(14)     STOCKHOLDERS' EQUITY


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

         On January 23, 2001, Andrx completed its acquisition of CTEX issuing 291,400 shares of Andrx common stock.

         On April 2, 2001, Cybear completed its acquisition of Mediconsult in a stock-for-stock merger, whereby each share of Mediconsult common stock was exchanged for .0358 shares of Cybear common stock (reflects the effect of the July 31, 2001 one-for-four reverse stock split). Accordingly, 2,355,000 shares of Cybear common stock were issued in April 2001, in connection with this transaction, and upon satisfaction of certain merger conditions in July 2001, an additional 587,000 shares of Cybear common stock were issued to the Mediconsult stockholders. The market value of the total shares issued was approximately $4,765.


(15)     STOCK PLANS


         In September 2000, shareholders approved the Company's 2000 Stock Incentive Plan (the "2000 Plan") which allows for the issuance of up to 12,000,000 shares of Andrx common stock. Under the provisions of the 2000 Plan, the Company's Board of Directors or its Compensation Committee (the " Andrx Committee") is authorized to grant stock options of Andrx common stock and Cybear common stock to employees, consultants or advisors of the Company. The terms for, and exercise price at which any stock option may be awarded is to be determined by the Andrx Committee. Prior to the approval of the 2000 Plan, the Company operated under the 1993 Stock Incentive Plan, as amended, which allowed for the issuance of up to 8,000,000 shares of Andrx common stock.

         In connection with the Reorganization, each Cybear stock option issued under the 1997 Cybear Stock Incentive Plan was automatically converted into an option to purchase .2210 shares of Cybear common stock under the 2000 Plan. Additionally, as provided by the Reorganization, similar to Andrx Corporation stockholders, Andrx Corporation option holders received .0372 options to acquire Cybear common stock for each option held in Andrx Corporation. Total Cybear Group options issued to Andrx Corporation option holders were 194,875 at $12.00 per share.

         As of December 31, 2001, approximately 7,600,000 options remain available for future grants under the 2000 Plan.

         In July 2001, the Andrx stockholders approved the adoption of an Employee Stock Purchase Plan. The number of shares available for purchase by participating employees under the plan is 400,000.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         The Company accounts for options granted to employees under the plans in accordance with the provisions of APB Opinion No. 25. Each stock option has an exercise price equal to the market price on the date of grant, and accordingly, no compensation expense has been recorded for any employees stock option grants. On rare occasions, the Company may issue an insignificant amount of equity instruments to non-employees. No such options were granted for the years ended December 31, 2001, 2000 and 1999. In instances where the fair value or the goods or services received is not reliably measurable, the measure is based upon the fair value of the equity instruments issued, and such value is amortized over the period for which services are provided. The fair value of equity instruments issued to consultants are valued using the Black-Scholes option pricing model.

         A summary of the plan activity is as follows:


ANDRX GROUP COMMON STOCK

                                                  OUTSTANDING                                       EXERCISABLE
                             -----------------------------------------------------------       --------------------------
                               NUMBER OF                 EXERCISE PRICE PER SHARE                                WTD. AVG.
                             SHARES UNDER         --------------------------------------                        EXERCISE
                                OPTION               LOW          HIGH         WTD. AVG.         SHARES           PRICE
                             ------------         --------      --------       ---------       ---------         --------

December 31, 1998               5,164,892         $ 0.75        $ 10.13        $   5.17        2,268,500         $   5.17

Granted                         1,538,800           5.73          29.94           19.99
Exercised                        (869,086)          0.75           9.72            4.11
Forfeited                        (198,000)          1.80          29.94           10.41
                             ------------


December 31, 1999               5,636,606           0.75          29.94            9.19        2,518,056             9.19

Granted                         1,760,900          29.25          85.00           55.33
Exercised                      (1,153,121)          0.75          30.06            6.03
Forfeited                        (279,000)          4.98          85.00           29.16
                             ------------


December 31, 2000               5,965,385           1.62          85.00           22.49        2,492,535             6.13

Granted                         1,961,258          49.00          70.85           64.05
Exercised                        (880,736)          1.80          58.50           10.29
Forfeited                        (133,785)          8.22          85.00           40.74
                              -----------


December 31, 2001               6,912,122           1.62          85.00           35.49        2,747,798            13.88
                             ============       ========      =========        ========    =============         ========



                                  OPTIONS OUTSTANDING                                        EXERCISABLE OPTIONS
                                  AT DECEMBER 31, 2001                                       AT DECEMBER 31, 2001
-------------------------------------------------------------------------------------    --------------------------------
      RANGE OF               NUMBER OF           WEIGHTED AVG.        WEIGHTED AVG.                         WEIGHTED AVG.
      EXERCISE                 SHARES           REMAINING LIFE          EXERCISE                             EXERCISE
       PRICES               UNDER OPTION            (YEARS)               PRICE             SHARES             PRICE
---------------------     -----------------    ------------------    ----------------    ------------     ----------------
$1.62 - $5.73                    1,237,095            2.90           $    2.57             1,237,095             $   2.57
$5.85 - $16.62                   1,766,825            4.77               11.51               954,075                 9.43
$20.57 - $57.19                  1,264,724            6.41               38.51               268,864                28.95
$58.09 - $62.38                  1,354,580            8.95               61.61               269,504                62.02
$64.66 - $70.85                  1,181,798            9.85               68.46                    --                   --
$77.73 - $85.00                    107,100            8.72               81.50                18,260                80.97
                          ----------------                                               -----------
                                 6,912,122            6.48               35.49             2,747,798                13.88
                          ================                                               ===========


         The range of fair values of Andrx shares as of the grant date was $17.10 to $49.51, $21.93 to $67.90 and $5.36 to $20.41, for stock options granted during the years ended December 31, 2001, 2000 and 1999, respectively.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         The fair market value of an Andrx option was estimated using the Black-Scholes option pricing model with the following assumptions:


                                           YEARS ENDED DECEMBER 31,
                                  ----------------------------------------
                                     2001          2000            1999
                                  ---------      ---------       ---------
Risk-free interest rate               4.5%           4.9%           6.4%
Average life of options (years)       6.8            5.6            6.0
Average volatility                     59%            85%            70%
Dividend yield                         --             --             --



         The following table summarizes the pro forma consolidated results of operations of Andrx as though the provisions of the fair value-based accounting method of SFAS No. 123 had been used in accounting for stock options:



                                                                        YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------
         ANDRX COMMON STOCK                                 2001                2000                1999
                                                         ----------          ----------          ----------
Net income allocated to Andrx Group
  (including Cybear through September 6, 2000)
        As reported                                      $   72,862          $   66,873          $   94,054
                                                         ==========          ==========          ==========
        Pro forma                                        $   42,686          $   53,628          $   86,969
                                                         ==========          ==========          ==========

Basic net income per Andrx Group common share
        As reported                                      $     1.04          $     0.99          $     1.52
                                                         ==========          ==========          ==========
        Pro forma                                        $     0.61          $     0.79          $     1.46
                                                         ==========          ==========          ==========

Diluted net income per Andrx Group common share
        As reported                                      $     1.01          $     0.95          $     1.45
                                                         ==========          ==========          ==========
        Pro forma                                        $     0.61          $     0.77          $     1.40
                                                         ==========          ==========          ==========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)



CYBEAR COMMON STOCK




                                                         OUTSTANDING                                       EXERCISABLE
                                 ------------------------------------------------------------    ---------------------------------
                                  NUMBER OF                EXERCISE PRICE PER SHARE                                    WTD. AVG.
                                    SHARES      ----------------------------------------------                          EXERCISE
                                 UNDER OPTION            LOW           HIGH        WTD. AVG.           SHARES            PRICE
                                 -------------  ----------------------------------------------     --------------     -------------
September 7, 2000                     372,500          $  4.92       $ 74.88         $ 26.76           200,129          $   27.72

Granted                                78,138             3.00          3.00            3.00
Forfeited                             (57,291)            4.92         64.00           24.76
                                 ------------


December 31, 2000                     393,347             3.00         74.88           22.32           164,690              32.72

Granted                                15,158            34.13        176.78          124.53
Forfeited                             (90,466)            3.00         74.88           15.82
                                 ------------


December 31, 2001                     318,039             3.00        176.78           29.02           224,291              36.37
                                 ============         =========     ========       =========        ===========        ==========


         Options granted during 2001 were to employees of Mediconsult, prior to its acquisition by Cybear. Such outstanding Mediconsult options and warrants were converted into Cybear options upon the acquisition of Mediconsult in April 2001.



                                 OPTIONS OUTSTANDING                                         EXERCISABLE OPTIONS AT
                                AT DECEMBER 31, 2001                                           DECEMBER 31, 2001
-------------------------------------------------------------------------------------------------------------------------
         RANGE OF                 NUMBER OF         WEIGHTED AVG.       WEIGHTED AVG.                      WEIGHTED AVG.
         EXERCISE                   SHARES         REMAINING LIFE         EXERCISE                           EXERCISE
          PRICES                 UNDER OPTION         (YEARS)              PRICE            SHARES            PRICE
----------------------------    ---------------    ---------------     ---------------    ------------    ---------------
$ 3.00  -   $14.04                     225,746               4.87          $    10.90         135,769         $    11.58
$ 30.42 -   $47.69                      30,203               7.93               40.44          26,817              39.81
     $ 74.88                            50,507               7.46               74.88          50,122              74.88
$ 97.90 -  $176.78                      11,583               8.51              152.43          11,583             152.43
                                --------------                                            ------------
                                       318,039               5.70               29.02         224,291              36.37
                                ==============                                            ============


         The weighted average fair value per Cybear share as of the grant date was $1.62 and $3.00 for stock options granted for the year ended December 31, 2001 and for the period from September 7, 2000 through December 31, 2000, respectively.

         The fair market value of a Cybear option was estimated using the Black-Scholes option pricing model with the following assumptions:


                                                                              PERIOD FROM
                                               YEAR ENDED                  SEPTEMBER 7, 2000
                                            DECEMBER 31, 2001             TO DECEMBER 31, 2000
                                        ----------------------------------------------------------
Risk-free interest rate                            4.7%                            5.9%
Average life of options (years)                    7.5                             5.0
Average volatility                                 291%                            215%
Dividend yield                                      --                              --

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         The following table summarizes the pro forma consolidated results of operations of Cybear Group as though the provisions of the fair value-based accounting method of SFAS No. 123 had been used in accounting for stock options:


                                                                                     FOR THE PERIOD FROM
                                                                    YEAR ENDED      SEPTEMBER 7, 2000 TO
                                                                 DECEMBER 31, 2001     DECEMBER 31, 2000
                                                                 -----------------  ------------------------
Net loss allocated to Cybear Group
   (subsequent to September 6, 2000)            As reported         $   (35,316)         $  (8,341)
                                                                    ===========          =========
                                                Pro forma           $   (38,863)         $  (9,726)
                                                                    ===========          =========

Basic and diluted net loss per Cybear Group
   common share                                 As reported         $     (6.09)         $   (2.19)
                                                                    ===========          =========
                                                Pro forma           $     (6.70)         $   (2.56)
                                                                    ===========          =========


(16)     401 (K) PLAN

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

         On November 6, 2000, the Board of Directors approved a change in the plan's trustee, custodian and recordkeeper. Effective February 1, 2001, the plan's new trustee is Trustar Retirement Services and the plan's new custodian and recordkeeper is the Principal Financial Group. During February 2001, the participants' balances were transferred to the respective investment options at the Principal Financial Group based on the participants' investment option elections.

         For the years ended December 31, 2001, 2000 and 1999, the Company contributed $1,156, $534 and $381, respectively, to the 401(k) retirement plans.

         In February 2001, as a result of the September 2000 Reorganization, whereby, among other things, Cybear became a wholly-owned subsidiary of Andrx Corporation, the Cybear 401(k) Plan was merged with the Andrx 401(k) Plan.

         Upon acquiring Armstrong on March 30, 2001, Andrx participates in a multiemployer employee benefit plan for employees of Armstrong. Total contributions charged to expense under this agreement from the acquisition date of Armstrong through December 31, 2001 were $101.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


(17)     LITIGATION

PATENT INFRINGEMENT LITIGATION

         While Andrx believes its ANDA products do not infringe the patents that Andrx has been sued upon and/or that such patents are invalid and/or unenforceable, the ultimate resolution of these patent litigation matters is not known and there is no assurance that Andrx's position will ultimately prevail. The following summarizes the status of the pending patent infringement litigation involving Andrx's ANDA filings. As no ANDA product may be launched until such time as it receives final FDA marketing approval, the successful resolution of patent infringement litigation will not necessarily result in the launch of the ANDA product involved in that litigation. Obtaining FDA marketing approval involves a process whereby, among other things, the FDA raises certain observations and possibly requests changes and additional information concerning the product described in the ANDA and, through its responses, in the form of amendments, the Company attempts to satisfy the FDA's concerns.

         Prilosec Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Prilosec.

         In May 1998, AstraZeneca filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of the ANDA filed by Andrx for Prilosec. Andrx responded to this claim by denying infringement and, among other things, raising various other defenses. AstraZeneca seeks an injunction enjoining Andrx from further infringing the subject patents and an order directing that the effective date of any FDA approval of Andrx's proposed bioequivalent version of Prilosec be no earlier than the expiration date of its patents.

         A second Paragraph IV certification was later made by Andrx with regard to a different strength of Prilosec. This resulted in AstraZeneca filing another suit in the Florida District Court. For purposes of pre-trial discovery proceedings, the Judicial Panel on Multidistrict Litigation consolidated both of these suits in the U.S. District Court for the Southern District of New York, together with three other patent infringement suits initiated by AstraZeneca involving ANDAs submitted by other companies for bioequivalent versions of Prilosec. In May 2001, upon completion of discovery, the New York District Court remanded the two Andrx cases to the Florida District Court. Andrx filed motions to transfer the two cases back to the New York District Court for a consolidated trial, and in November 2001, the New York District Court issued an order consolidating for trial the two Andrx cases with three other patent infringement cases involving bioequivalent versions of Prilosec.

         The consolidated trial commenced December 6, 2001. Five patents are at issue against Andrx: two formulation patents, one process patent (asserted only against Andrx), and two method-of-treatment patents. The New York District Court is trying the case in four stages: (1) infringement and validity of the two formulation patents, (2) infringement and validity of the process patent, (3) infringement and validity of the two method-of-use patents, and (4) all remaining issues relative to the five patents, including allegations of inequitable conduct, misuse, or deficient notices. On March 14, 2002, the court recessed the trial. As of March 25, 2002, the first two stages of the trial, with respect to oral and documentary evidence, have been substantially completed and the trial is scheduled to resume in April 2002.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         In March 2001, AstraZeneca listed four new patents in FDA's Orange Book. Under protest and with full reservation of its right to challenge the validity of this new listing, Andrx made a Paragraph IV certification that its bioequivalent version of Prilosec does not infringe any valid claims of the new patents. Andrx also filed suit against AstraZeneca, Merck & Co., Inc. and FDA in the U.S. District Court for the Southern District of New York, seeking declaratory and injunctive relief and compensatory, punitive and treble damages, alleging that (1) AstraZeneca and Merck were engaged in illegal anti-competitive conduct by, among other things, listing the four new patents for the improper purpose of obtaining another 30-month stay of FDA approval of Andrx's bioequivalent version of Prilosec, and (2) FDA, by taking no steps to stop AstraZeneca's and Merck's unlawful conduct, was taking, and would continue to take, positions inconsistent with specific applicable provisions of the Waxman-Hatch Amendments. In May 2001, Andrx filed a motion for partial summary judgment declaring that an additional 30-month stay is inapplicable or unavailable to AstraZeneca. In June 2001, AstraZeneca and Merck filed a motion to dismiss the action (1) for lack of subject matter jurisdiction because Andrx's claims are allegedly moot or are not sufficiently ripe for resolution,
(2) because the Waxman-Hatch Amendments prohibit Andrx's allegedly premature claims for declaratory relief with respect to the four patents in suit, and (3) on various other grounds including failure to state a claim for which relief can be granted. Andrx's and AstraZeneca's motions are still pending.

         On May 4, 2001, AstraZeneca filed suit against Andrx and Cipla LTD ("Cipla") in the U.S. District Court for the Southern District of Florida claiming that Cipla (the supplier of bulk omeprazole to Andrx) and Andrx, which uses the bulk omeprazole in its bioequivalent product, infringe a patent that was issued upon assignment to AstraZeneca. The patent at issue will expire in April 2002. The basis for the infringement claim is that, after Andrx filed its ANDA for its bioequivalent version of omeprazole, Cipla allegedly changed its method of manufacture of the bulk omeprazole, resulting in a compound that infringes the patent at issue. In August 2001, Andrx and Cipla filed a motion to dismiss the complaint for lack of subject matter jurisdiction relative to Cipla and for legal insufficiency relative to Andrx. On October 19, 2001, the Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the Southern District of New York for consolidated pre-trial proceedings before the same judge who is presiding over the Prilosec trial discussed above.

         On August 3, 2001, Andrx filed an action against aaiPharma, Inc. in the U.S. District Court for the Southern District of New York seeking a declaratory judgment of non-infringement and invalidity relative to three patents owned by aaiPharma that pertain to omeprazole, the active ingredient in the proton pump inhibitor marketed by AstraZeneca under the brand name Prilosec. The complaint also alleges that aaiPharma, together with AstraZeneca, have and continue to conspire to keep bioequivalent omeprazole products off the market in violation of the federal and state antitrust laws. aaiPharma has filed an answer to the complaint and the parties have commenced the discovery process.

         On or about January 30, 2002, Dr. Reddy's Laboratories filed suit against FDA and Andrx in the U.S. District Court for the District of New Jersey claiming that FDA should have granted Dr. Reddy's Laboratories final marketing approval for its 40mg strength of bioequivalent omeprazole. Dr. Reddy's claims it is entitled to co-exclusivity with Andrx on that version of the product. Given the positions taken by FDA, Andrx believes that Dr. Reddy's Laboratories' co-exclusivity claim has no merit.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         Tiazac Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Tiazac. In October 1998, Biovail and its related entities, filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of the ANDA filed by Andrx with FDA for a bioequivalent version of Tiazac. Andrx responded to this claim by denying infringement and, among other things, raising various other defenses. On March 6, 2000, the District Court entered an order that Andrx's product does not infringe the Biovail patent. Biovail appealed, and on February 13, 2001, the U.S. Court of Appeals for the Federal Circuit unanimously affirmed the District Court order that Andrx's product does not infringe the Biovail patent.

         Prior to the expiration of the statutory 30-month period and the U.S. Court of Appeals order that Andrx's product does not infringe the original patent listed in FDA's Orange Book, Biovail listed another recently issued patent that it had licensed from DOV Pharmaceuticals, Inc. ("DOV") in FDA's Orange Book. Believing the listing to be improper, Andrx filed suit against Biovail (and nominally FDA) in the U.S. District Court for the Southern District of Florida seeking, among other things, a preliminary and permanent injunction ordering Biovail to delist the patent from FDA's Orange Book and enjoining FDA from delaying approval of the Andrx bioequivalent version of Tiazac for any reason relating to the new patent. On March 6, 2001, the District Court denied Andrx's motion for a preliminary injunction on the ground that the court does not have subject matter jurisdiction over the claim brought by Andrx against Biovail under the provisions of the Waxman-Hatch Amendments. Meanwhile, under protest and with full reservation of its right to continue to challenge the validity of Biovail's listing, Andrx made a Paragraph IV certification that its bioequivalent version of Tiazac does not infringe any valid claims of the DOV patent. On April 19, 2001, Biovail filed a counterclaim against Andrx under the Lanham Act for allegedly falsely asserting that its product is bioequivalent to Tiazac.

         On April 5, 2001, as anticipated by Andrx, Biovail filed suit against Andrx in the U.S. District Court for the Southern District of Florida for alleged infringement of the DOV patent.

         On September 19, 2001, the District Court issued an omnibus order that, among other things, directed that the statutory stay in the DOV patent infringement case be terminated on September 27, 2001, and set the consolidated action down for trial on June 3, 2002. Subsequently, on application of Biovail, the District Court entered an order extending the statutory stay to October 1, 2001, and allowed Biovail to apply to the U.S. Court of Appeals for a further stay pending appeal, which the U.S. Court of Appeals upheld.

         On January 17, 2002, the Court of Appeals vacated the order of the District Court that shortened the thirty-month statutory stay to October 1, 2001 and remanded the case for further proceedings. The Court of Appeals did so on the ground that the District Court exceeded its authority under the Waxman-Hatch Amendments. No action has been taken concerning Andrx's cross-appeal from the dismissal of its claims. Meanwhile, in the consolidated action pending before the District Court, discovery by the parties continues.

         As noted above, in February 21, 2002, Biovail and Andrx entered into a binding letter agreement, subject to regulatory approval, to settle this and all other pending claims between the companies. Regulatory approval has not been received.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         Naprelan Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Naprelan. In October 1998, Elan filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of the ANDA filed by Andrx with FDA for a bioequivalent version of Naprelan. Andrx responded to this claim by denying infringement, and, among other things, raising various other defenses. On March 14, 2002, the Court issued an order of final judgment in favor of Andrx invalidating the patent in controversy that covers Elan's Naprelan product. On March 28, 2002, Elan filed a motion requesting the Court to reconsider and reverse its invalidity ruling. Final FDA marketing approval of Andrx's ANDA is still subject to the resolution of certain legal issues pertaining to the exclusivity rights, if any, of a Paragraph IV certification made in connection with an ANDA for Naprelan that was filed by another pharmaceutical company prior to the filing of Andrx's ANDA.

         Wellbutrin SR and Zyban Litigation

         Andrx made Paragraph IV certifications in connection with the ANDAs Andrx filed for Andrx's bioequivalent versions of Wellbutrin SR and Zyban. In September 1999, Glaxo filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of the ANDAs filed by Andrx with FDA for bioequivalent versions of Wellbutrin SR and Zyban and seeking an order directing that the effective date for FDA's approval of those ANDA's be no earlier than the expiration date of the subject patent. Andrx responded to this claim by denying infringement and, among other things, raising various other defenses. In February 2002, the U.S. District Court for the Southern District of Florida granted Andrx's motion of summary judgment of non-infringement for Wellbutrin SR and Zyban and denied Glaxo's cross-motion for summary judgment. Glaxo has filed a notice of appeal from this decision.

         Depakote Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for Andrx's bioequivalent version of Depakote. In March 2000, Abbott filed suit against Andrx in the U.S. District Court for the Northern District of Illinois, claiming infringement of two of its patents because of the ANDA Andrx filed with FDA for its bioequivalent version of Depakote and seeking an order directing that the effective date for FDA's approval of that ANDA be no earlier than the expiration date of the subject patents. Following Andrx's filing of a motion to dismiss for lack of jurisdiction, Abbott filed a second action against Andrx for the same claims in the U.S. District Court for the Southern District of Florida as well as a third action against Andrx for the same claims in the U.S. District Court for the Eastern District of Virginia. All the infringement claims filed by Abbott against Andrx were transferred to and consolidated for trial in the U.S. District Court for the Southern District of Florida. Andrx responded to these claims by denying infringement and, among other things, raising various other defenses. On January 8, 2002, the U.S. District Court for the Southern District of Florida granted a joint motion by Andrx and Abbott for a stay of the action until Andrx and FDA resolve an issue regarding the definition of "active ingredient" as applied to Andrx's ANDA. The District Court ordered that (1) the suit be stayed until January 7, 2003, (2) the statutory stay of FDA approval of the ANDA be extended to a date contemporaneous with the stay of the suit, (3) the case be removed from the trial calendar and (4) the parties submit by October 7, 2002 a joint status report detailing the posture of the case.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         Claritin D-24 Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Claritin D-24. In March 2000, Schering-Plough filed suit in the U.S. District Court for New Jersey claiming that Andrx's ANDA product infringes two of its patents, one being a metabolite patent and the other a formulation patent, and seeking an order directing that the effective date for FDA's approval of that ANDA be no earlier than the expiration date of the subject patents. Andrx responded to these claims by denying infringement and, among other things, raising various other defenses. Discovery has been completed relative to the metabolite patent and the parties have filed motions for summary judgment based thereon. The District Court has set the motions down for oral argument on April 18-19, 2002. With regard to the formulation patent, the District Court has directed that all fact discovery relative thereto be completed by May 17, 2002 after which the District Court will determine how much time will be allowed to complete expert discovery.

         Claritin Reditabs Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Claritin Reditabs. In January 2001, Schering-Plough filed suit in the U.S. District Court for New Jersey claiming that Andrx's ANDA product infringes the metabolite patent that is at issue in the Claritin D-24 Litigation described above and seeking an order directing that the effective date for FDA's approval of that ANDA be no earlier than the expiration date of the subject patent. Andrx responded to these claims by denying infringement and, among other things, raising various other defenses. The District Court has approved a stipulation of the parties that any final judgment entered by the District Court in the Claritin D-24 litigation regarding the disputed claims of the metabolite patent shall be final and binding on the parties as to the disputed metabolite patent claims in this action.

         Claritin D-12 Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Claritin D-12. In September 2001, Schering-Plough filed suit in the U.S. District Court for the District of New Jersey claiming that Andrx's ANDA product infringed the metabolite patent that is at issue in the Claritin D-24 litigation described above and seeking an order directing that the effective date for FDA's approval of the Andrx ANDA be no earlier than the expiration date of the subject patent. Andrx responded to these claims by denying infringement and, among other things, raising various other defenses. The District Court has approved a stipulation of the parties that any final judgment entered by the U.S. District Court for New Jersey in the Claritin D-24 litigation described above regarding the disputed claims of the metabolite patent shall be final and binding on the parties as to the disputed metabolite patent claims in this action.

         Paxil Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Paxil (paroxetine). On June 15, 2001, SmithKline Beecham Corporation and Beecham Group plc, filed suit against Andrx and BASF in the U.S. District Court for the Eastern District of Pennsylvania for alleged infringement of four patents relating to paroxetine and seeking an order directing that the effective date for FDA's approval of that ANDA be no earlier than the expiration date of the subject patents. Andrx responded to this claim by denying infringement, and, among other things, raising various other defenses, including counterclaims seeking a declaration that the patents are invalid. There are presently 12 related suits pending before the District Court that concern patents covering paroxetine hydrochloride. On September 28, 2001, the District Court consolidated all of the paroxetine cases for pre-trial discovery purposes only.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         Glucotrol XL Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Glucotrol. On July 7, 2001, Pfizer and Alza Corporation filed suits against Andrx in the federal courts in New Jersey and Florida for alleged infringement of six patents relative to Glucotrol. Subsequently, Pfizer and Alza amended the complaints to eliminate two patents, leaving four patents to be tried, two of which will expire in September 2003. The parties, with the approval of the courts involved, agreed to dismiss without prejudice the New Jersey action and to continue to prosecute the Florida action in the Florida District Court. On November 1, 2001, Andrx filed an answer, various affirmative defenses and counterclaims for a declaratory judgment of non-infringement, invalidity and unenforceability. On December 17, 2001, the Florida District Court issued a scheduling order directing that discovery be completed by December 3, 2002 and setting the case for trial on the March 2003 calendar.

         Pepcid Litigation

         As part of a joint venture between Andrx and Carlsbad Technology, Inc., Carlsbad developed and is manufacturing for distribution by Andrx a bioequivalent version of Pepcid. The bulk famotidine used by Carlsbad to make the product is obtained from a foreign supplier. On July 13, 2001, Richter Gedeon Vegyeszeti Gyar RT filed an action against Andrx, Carlsbad and seven other defendants, including the foreign famotidine supplier, in the U.S. District Court for the Eastern District of New York for alleged infringement of five patents relating to Pepcid. On September 17, 2001, Andrx filed an answer, affirmative defenses and a counterclaim for non-infringement and invalidity. Carlsbad has agreed to indemnify and hold harmless Andrx from any liability arising out of this action.

         Procardia XL Litigation

         Andrx made a Paragraph IV certification in connection with the ANDA Andrx filed for its bioequivalent version of Procardia XL. On November 9, 2000, Pfizer filed suit against Andrx for alleged infringement of US Patent No. 5,264,446 relative to Procardia XL. However, Andrx and Pfizer entered into a settlement which provided an agreed upon protocol for testing the Andrx product for infringement. If the product is ultimately determined to infringe the patent at issue, Pfizer has agreed to license the patent to Andrx in exchange for a royalty based on net sales.


ANTITRUST LITIGATION


          In May 1998, Biovail filed a claim against Andrx in the Federal District Court in the District of Columbia alleging that the 1997 stipulation violated Sections 1 and 2 of the Sherman-Antitrust Act and seeking a declaratory judgment as to federal law as well as for alleged violations of state common law of unfair competition, tortious interference with prospective advantage and tortious interference with a contract. Andrx filed a motion to dismiss Biovail's claims. That motion was granted with prejudice with respect to the federal antitrust claims on January 6, 2000. Biovail appealed that dismissal and in July 2001, the Court of Appeals reversed portions of the order dismissing Biovail's counterclaim and held that the dismissal of Biovail's counterclaim should have been without prejudice. Andrx filed a petition seeking review of this decision by the United States Supreme Court, which was denied.

          On or about September 24, 2001, Biovail filed a new, essentially duplicative action against Andrx in the Federal District Court in the District of Columbia, seeking declaratory and equitable relief and compensatory and punitive damages in an unspecified amount. On January 7, 2002, Andrx filed its answer to the complaint, denying the material allegations of the complaint and asserting affirmative defenses and counterclaims. On January 30, 2002, Biovail filed a motion to dismiss Andrx's counterclaims. See also the description herein with respect to other litigation relating to the stipulations. As noted above, on February 21, 2002, Biovail and Andrx entered into a binding letter agreement, subject to regulatory approval, to settle this and all other pending claims between the companies. Regulatory approval of this agreement has not been received. Andrx is unable to determine the ultimate outcome of this matter.

          Since August 1998, putative class and individual actions have been filed against Andrx in Alabama, California, Florida, Illinois, Kansas, Michigan, Minnesota, New York, Tennessee, Wisconsin, North Carolina and the District of Columbia. Similar class actions were commenced in Federal Court. The actions pending in federal court have been consolidated for multi-district litigation purposes in the U.S. District Court for the Eastern District of Michigan. In all of these suits, Aventis has been named as a co-defendant. The complaint in each action alleges that Andrx and Aventis, by way of the 1997 stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly have given Aventis and Andrx a near monopoly in the U.S. market for Cardizem CD and a bioequivalent version of that pharmaceutical product. According to the complaints, the monopoly possessed by the defendants enables Aventis to perpetuate its ability to fix the price of Cardizem CD at an artificially high price, free from generic competition, with the result that direct purchasers such as pharmacies, as well as indirect purchasers such as medical patients who have been issued prescriptions for Cardizem CD are forced to overpay for the drug. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 1999, most of those class actions were consolidated for pre-trial purposes in the U.S. District Court for the Eastern District of Michigan.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         On June 6, 2000, the District Court granted plaintiffs' motion for partial summary judgment against Andrx and Aventis in the pending putative class actions. The District Court determined that the 1997 stipulation Andrx had entered into with Aventis relating to their Cardizem CD patent litigation constitutes a restraint of trade that is illegal per se under section 1 of the Sherman-Antitrust Act. On August 15, 2000, the District Court granted Andrx's and Aventis' motions to certify two questions relating to this determination to the United States Court of Appeals for the Sixth Circuit. On December 12, 2000, the court of appeals accepted the appeal, as certified by the District Court. The appeal has been fully briefed and the Court of Appeals has set April 30, 2002 as the date for oral argument. On March 14, 2001, the District Court granted the plaintiffs' motion to certify the case as a class action on behalf of all persons or entities who directly purchased Cardizem CD from Aventis during a specified period. On April 4, 2001, the District Court also certified as a class the indirect purchasers of Cardizem CD.

         On May 14, 2001, the State Attorney Generals for the States of New York and Michigan, joined by 13 additional states and the District of Columbia, filed suit against Andrx and Aventis in the same federal court in which the above described consolidated Cardizem CD antitrust class action litigation is being conducted. The attorney generals' suit is brought on behalf of their government entities and consumers resident in their jurisdictions who allegedly were damaged as a result of the 1997 stipulation. Subsequently, an amended complaint was filed adding 12 additional States and Puerto Rico to the action. The lawsuit essentially reiterates the claims asserted against Andrx in the Cardizem CD antitrust class action litigation and seeks the same relief sought in that litigation.

         On July 26, 2001, Blue Cross Blue Shield of Michigan, joined by three other Blue Cross Blue Shield plans (one in Minnesota and two in New York), filed suit against Andrx and Aventis in the U.S. District Court for the Eastern District of Michigan on behalf of themselves and as claim adjustors for their self-funded customers to recover damages allegedly caused by the 1997 stipulation. The complaint essentially repeats the claims asserted against Andrx that are being litigated in the above described consolidated Cardizem CD antitrust class action litigation and seeks substantially the same relief sought in that litigation.

         The U.S. District Court for the Eastern District of Michigan has divided the above described class actions, individual actions and actions by the State Attorney Generals and the Blue Cross Blue Shield Health Plans directed at the 1997 stipulation entered into by Andrx and Aventis into the following categories: (1) Sherman Act Class Actions; (2) Sherman Act Individual Actions;
(3) State Law Class Actions; (4) State Law Individual Actions; and (5) State Attorney Generals and Health Plan Actions. Motions by Andrx and Aventis to dismiss the Sherman Act Class Actions, the Sherman Act Individual Actions and State Law Class Actions were denied by the District Court. Andrx has answered the complaints in the Sherman Act Class Actions and the Sherman Act Individual Actions denying the allegations of the plaintiffs. Andrx has filed motions to dismiss the amended complaints in the State Law Class Actions, the State Law Individual Actions, the State Attorney Generals Action, and the Blue Cross Blue Shield Action. Discovery is currently scheduled to close April 1, 2002.

         In addition to the consolidated proceedings in the U.S. District Court for the Eastern District of Michigan, there are two actions pending in state courts in Florida, Lowery v. Hoechst AG et al., Civil Action No. 98-27437CA11 (Cir. Ct., Eleventh Judicial Circuit, Dade County) and Aetna U.S. Healthcare, Inc. et al., v. Hoechst AG et al., Civil Action No. 98-116699AN (Cir. Ct., Fifteenth Judicial Circuit, Palm Beach Co,) and two actions pending in state courts in Kansas, Aetna U.S. Healthcare, Inc. et al., Case No. 99 C 00200 (Dist. Ct., Johnson Co.) and Neal v. Hoechst AG et al., Case No. 99 C 2350 (Dist. Ct., Johnson Co.). These actions are currently stayed.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         Andrx is unable to determine the ultimate outcome of these matters.

Other Andrx Litigation

         In January 2001, Biovail acquired from Aventis its rights to Cardizem CD, including Aventis' rights under the 1999 stipulation which resulted in the dismissal of the patent infringement litigation between Aventis and Andrx relating to Andrx's bioequivalent version of Cardizem CD. On January 19, 2001, Andrx received a letter from Biovail's counsel advising Andrx that Andrx's sale of certain lots of Cartia XT, Andrx's bioequivalent version of Cardizem CD, did not meet the safe-harbor dissolution values specified in the 1999 stipulation which, according to Biovail, constitutes a breach of the 1999 stipulation and demanding that the nonconforming product be removed from the market. Among other things, Andrx responded to this letter by filing suit against Biovail in the U.S. District Court for the Southern District of Florida, alleging breach of contract, violations of the Lanham Act and Florida's Deceptive and Unfair Practices Act, tortious interference with business relationships, common law unfair competition, abuse of process and a declaratory judgment that Andrx did not breach the 1999 stipulation and that its ANDA does not infringe any of Biovail's patent rights. On March 30, 2001, Biovail moved to dismiss Andrx's claims for breach of contract, declaratory relief and abuse of process. Biovail's motion is still pending. On November 7, 2001, Andrx filed a second amended and supplementary complaint that, among other things, added another count for declaratory relief, relating to Biovail's assertion that a particular lot of Cartia XT is not bioequivalent to Cardizem CD. On February 21, 2002, Andrx and Biovail entered a binding letter agreement, subject to FTC approval, settling with prejudice all pending litigation and disputes between the companies relating to Biovail's Cardizem CD and Tiazac and Andrx's bioequivalent version of such products, Cartia XT and Taztia XT, respectively. The letter agreement provides that Biovail will license on a non-exclusive basis any patents it may have or hereafter acquire relating to Tiazac in exchange for a royalty that Andrx will pay to Biovail, based on Andrx's net sales of Taztia XT. The agreement with Biovail has not received regulatory approval. Andrx is unable to determine the ultimate outcome of this matter.

         In January 1999, Andrx and Andrx's bioequivalent pharmaceutical distribution subsidiary, Anda, Inc., were served with third party complaints filed against them by certain doctors and distributors who are defendants in various legal actions relating to the sale of phentermine by Anda and its usage as a diet drug when taken in combination with fenfluramine, commonly known as "phen-fen." The substance of the third party complaints is that the defendants are without fault with respect to the claims in those actions but, if they are found liable on any of those claims, then allegedly having obtained one or more of the drugs from Anda, they are entitled to indemnification in an amount to pay and discharge any judgment entered against them in the putative class action together with costs, expenses and attorney fees. Andrx and Anda have never sold fenfluramine and believe that these claims are without merit. Andrx is being represented and defended in this action by counsel designated by its insurer.

         In November 1999, another phen-fen diet lawsuit was filed against Anda in the Superior Court of New Jersey by a husband, who claimed to have obtained or purchased, either directly or indirectly, from Anda and others, and thereafter ingested, phentermine, dexfenfluramine and fenfluramine, causing serious medical consequences, all to his financial detriment, and his wife, who, on behalf of herself and her two children, claimed monetary damages arising from emotional distress to herself and her children, loss of spousal/paternal companionship and expenditure of money, time and care for her husband required by her husband's alleged injuries which are permanent and continuous in nature. Anda has never sold dexfenflurarmine or fenfluramine and believes that these claims, including any based solely on the use of phentermine, have no merit. In June 2001, this case was voluntarily dismissed.

         On November 23, 2001, Lemelson Medical, Education & Research Foundation, Limited Partnership filed suit against Andrx and numerous other companies in the U.S. District Court for the District of Arizona for alleged infringement of patents relating to (1) reading bar codes and (2) computerized camera imaging and analysis. These processes are used by many companies in connection with the price labeling of their products. Andrx is investigating the facts and evaluating the claims and has not yet responded to the complaint. Andrx is unable to determine the ultimate outcome of this matter.

         On November 14, 2001, Gerald Lannes on behalf of himself and others, filed a putative class action against Andrx in Superior Court, State of Arizona, relating to the average wholesale pricing (AWP) of pharmaceutical products and alleging that Andrx and other unnamed pharmaceutical companies have been and, continue to be, conspiring to report fictitious AWP. Plaintiff claims violations of the Arizona Consumer Fraud Act and illegal restraint of trade attendant thereto, and seeks compensatory, punitive and treble damages in an unspecified amount, pre and post judgment interest and attorneys fees and costs. Andrx is unable to determine the ultimate outcome of this matter.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

         A series of putative class actions have been filed against Andrx and numerous other pharmaceutical companies in the federal courts in the states of Kentucky and Washington and in the Judicial District Court of the State of Louisiana relating to the use of phenylpropanolamine (PPA) in drug products and damage allegedly incurred by the consumers of such products. The federal actions have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Western District of Washington for consolidated discovery and other pre-trial proceedings. The Louisiana state court action is being removed to the federal district court and thereafter is expected to be consolidated for pre-trial purposes with the other federal court actions in the Western District of Washington. Andrx has been joined in this action because it acquired Entex, a product, which at one time, contained PPA, from a subsidiary of Elan. Upon acquiring the Entex product, Andrx reformulated the Entex product eliminating PPA as an active ingredient. Andrx has never caused the Entex product to be manufactured with PPA as an active ingredient and Elan has indemnified Andrx in connection with any litigation arising from Entex and PPA therein.

         On March 7, 2002, Alpharma USPD, Inc., for whom Armstrong had done contract manufacturing, notified Armstrong that the Epinephrine Mist product manufactured by Armstrong was subject to a recall. Alpharma claims that Armstrong has breached its manufacturing agreement and requests indemnification for the full amount of its loss arising from the recall. Alpharma estimates that its loss could be in excess of $10,000. Andrx is currently investigating this matter and has disputed both the basis for liability and the amount of damages, if any, which may be owing. Nonetheless, Andrx is also seeking indemnification from Medeva, from whom Andrx acquired Armstrong, for the losses claimed by Alpharma.

         On March 22, 2002, Ronald Kassover filed a putative securities fraud class action against Andrx and certain of its officers and directors in the U.S. District Court for the Southern District of Florida, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff purports to bring the suit on behalf of all persons or institutions who acquired Andrx common stock from April 30, 2001 through February 21, 2002. The complaint alleges that, during the time period in question, Andrx publicly issued a series of material misrepresentations to the market regarding the regulatory status of its bioequivalent version of the drug Tiazac. These statements allegedly misled the investing public into believing that, but for the pending patent litigation with Biovail, Andrx's bioequivalent version of Tiazac was ready to be marketed when, in fact, FDA had raised "certain issues" concerning generic Tiazac, as Andrx disclosed on February 21, 2002, in connection with its announcement that it had reached a tentative settlement with Biovail relating to that patent dispute. According to the plaintiff, Andrx's February 21, 2002 announcement precipitated a decline in Andrx's stock price. Andrx believes the complaint is without merit, notes that the stock price of the Andrx common stock actually increased following the February 21, 2002 announcement, and believes that the decline on February 22, 2002, in the price of the Andrx common stock was substantially unrelated to the status of Tiazac within the FDA.

CYBEAR LITIGATION

         On October 19, 1993, Terrill Hill Burnett filed an action in the U.S. District Court for the Southern District of New York against Physicians' Online and some of the original shareholders of the company alleging (1) securities and common law fraud in the sale of shares of common stock; (2) breach of fiduciary duty and negligent misrepresentation; (3) breach of an employment agreement; (4) compensation for services rendered; and (5) gender discrimination. Ms. Burnett seeks damages in an amount in excess of $1,000 and punitive damages. All of Ms. Burnett's claims have been dismissed except her claims for breach of employment agreement and quantum meruit. Physicians' Online has vigorously defended the case and has asserted several affirmative defenses to plaintiff's claims. Discovery has commenced and no trial date is set.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


         On May 8, 2001, Cybear filed an action against Healthcare.com Corp. alleging claims for breach and wrongful termination of contract and seeking damages for past due amounts owed under the parties' contract, lost profits, interest and attorneys' fees in the circuit court of Palm Beach County Florida. On August 29, 2001, Cybear amended its complaint to add counts for enforcement of statutory lien and wrongful replevin. The wrongful replevin claim was dismissed without prejudice for lack of ripeness. On October 17, 2001, Healthcare.com filed an answer, affirmative defenses and a multiple-count counterclaim for (1) replevin, (2) breach of the AHA and Product Schedule, (3) breach of the Software Maintenance Agreement, (4) declaratory judgment terminating the software licenses, (5) conversion for withholding Healthcare.com's property and (6) conversion for altering Healthcare.com's property. The relief sought by Healthcare.com is for damages in an unspecified amount, plus pre-judgment interest, attorneys' fees and costs. Cybear believes that Healthcare.com's claims are without merit, but is unable to determine the ultimate outcome of this matter.

         On October 9, 2001, Nicebid.Com, LLC served a demand for arbitration of its claims against Cybear and Telegraph Consulting Corporation. The claims arise out of an agreement between the parties relating to web design and web hosting services and are for alleged breach of contract, breach of warranty, negligence, fraudulent inducement, fraud and violation of the New Jersey Consumer Fraud Act. Nicebid seeks compensatory damages in the amount of $7,000, punitive damages in an unspecified amount, plus attorneys' fees and costs of the proceeding. Cybear has asserted numerous defenses, but is unable to determine the ultimate outcome of this matter.

         In February 2001, the Southeast Regional Office of the Securities and Exchange Commission commenced a formal private investigation of Cybear, which focused on Cybear's revenue reporting, disclosure and internal controls in 1999 and 2000 with respect to Cybearclub LC, a joint venture between Andrx and Cybear intended to promote the distribution of certain healthcare products through the Internet. This investigation followed an informal inquiry conducted by the SEC staff beginning late in the third quarter of 2000. Andrx Corporation and the SEC staff have held discussions concerning the SEC's investigation and a possible resolution. However, no assurances can be given that a settlement can be reached. Further, if settlement negotiations fail, Andrx Corporation cannot predict with any certainty the nature of any enforcement action or what charges the SEC might pursue.

OTHER LITIGATION

         As of December 31, 2001, Andrx and Cybear are involved with other legal proceedings incidental to its business. Although it is not impossible to predict the outcome of such proceedings, it is the opinion of management, based on the legal advice of counsel, that the ultimate outcome of those proceedings will not have any material adverse effect on the consolidated financial statements of the Company.


(18)     SEGMENTS


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

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

         The Company operates in the following business segments:

         Distributed Products

         The Company distributes generic pharmaceuticals manufactured by third parties primarily through its in-house telemarketing staff primarily to independent pharmacies, non-warehousing chains and physician offices. The distributed products segment includes the activity of Valmed after the Company acquired certain assets of Valmed on March 15, 2000. The distributed products segment's operating results exclude participation in the distribution of Andrx bioequivalent products, which are included in the bioequivalent product segment. Through March 30, 2001, the distributed products segment includes sales related to the distribution of the bioequivalent version of Ventolin(R) (albuterol metered dose inhaler) manufactured by Armstrong. Sales of Armstrong's albuterol metered dose inhalers after the Company acquired certain assets of Armstrong on March 30, 2001 are excluded from the distributed products segment and are included in the bioequivalent products segment.

         Bioequivalent Products

         The Company researches and develops, manufactures and sells bioequivalent versions of selected controlled-release brand name pharmaceuticals utilizing its proprietary drug delivery technologies and bioequivalent versions of specialty, niche or immediate release pharmaceutical products. Additionally, the bioequivalent products segment includes the operations of Armstrong after the acquisition of certain of its assets on March 30, 2001. Armstrong manufactures bioequivalent versions of albuterol metered dose inhalers under an approved ANDA and also manufactures and sells such products under contract to one other pharmaceutical company. In addition, Armstrong manufactures products for other pharmaceutical companies under contract manufacturing arrangements.

         Brand Products

         The Company applies proprietary drug delivery technologies to the research and development of brand name controlled-release formulations of existing chemical entities. The brand products segment also includes fees generated under the Geneva agreement, CTEX, which Andrx acquired on January 23, 2001, the Entex brand product line of cough and cold products and, starting in November 2001, the hydrocodone pain products licensed under an agreement with Mallinckrodt under the new trade name Anexsia.

         Internet

          Through Cybear, the Company is an information technology company that seeks to use the Internet to aggregate information for physicians and improve administrative and communications tasks for physicians, while addressing the healthcare industry's critical need for secure and reliable transmission of information. The Internet segment has also entered into license and royalty agreements related to its electronic prescription delivery patents. The Internet segment also includes AHT and the consolidation of the Cybearclub LC joint venture with Andrx, intended to distribute healthcare products to physicians through the Internet. Additionally, the Internet segment includes Mediconsult after the April 2, 2001 acquisition.

          Corporate and Other

         Corporate and other consists of corporate headquarters, including general and administrative expenses, interest income and income taxes.

         The Company evaluates the performance of the segments after all intercompany sales are eliminated. The allocation of income taxes is not evaluated at the segment level.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)



The following table presents financial information by business segment:


                                                              AS OF OR FOR THE YEAR ENDED DECEMBER 31, 2001
                                        ------------------------------------------------------------------------------------------
                                        DISTRIBUTED    BIOEQUIVALENT    BRAND                         CORPORATE
                                          PRODUCTS        PRODUCTS     PRODUCTS        INTERNET        & OTHER        CONSOLIDATED
                                        -----------    -------------  ----------      ----------     ------------     ------------
Revenues                                $  491,132     $  204,969     $   44,045      $    8,957     $       (62)     $  749,041
Income (loss) from operations               34,554        102,504        (20,033)        (35,737)        (24,768)         56,520
Interest income                                 --             --             --             422          10,964          11,386
Interest expense (income)                       --             --             --               1              (1)             --
Equity in earnings of joint ventures            --          1,025             --              --              --           1,025
Depreciation and amortization                2,924          6,954          4,429           7,654              78          22,039
Capital expenditures                         8,336         64,908            842             307             696          75,089
Total assets                               194,784        222,045         56,506          17,087         298,792         789,214



                                                              AS OF OR FOR THE YEAR ENDED DECEMBER 31, 2000
                                        ------------------------------------------------------------------------------------------
                                        DISTRIBUTED    BIOEQUIVALENT    BRAND                         CORPORATE
                                          PRODUCTS        PRODUCTS     PRODUCTS        INTERNET        & OTHER        CONSOLIDATED
                                        -----------    -------------  ----------      ----------     ------------     ------------
Revenues                                $  324,591     $  176,375     $   14,019      $    5,046     $       (71)     $  519,960
Income (loss) from operations               16,770        108,989         (4,078)        (25,144)        (13,351)         83,186
Interest income                                 --             --             --           1,829          11,210          13,039
Interest expense                               767             --             --              --              --             767
Equity in losses of joint ventures              --          1,202             --              --              --           1,202
Depreciation and amortization                2,610          2,484             65           4,035             376           9,570
Capital expenditures                         1,811         38,752            176           3,753              48          44,540
Total assets                               179,576        118,885            671          39,505         330,779         669,416



                                                              AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1999
                                        ------------------------------------------------------------------------------------------
                                        DISTRIBUTED    BIOEQUIVALENT    BRAND                         CORPORATE
                                          PRODUCTS        PRODUCTS     PRODUCTS        INTERNET        & OTHER        CONSOLIDATED
                                        -----------    -------------  ----------      ----------     ------------     ------------
Revenues                                $  262,321        206,399     $    7,000      $      270     $        --      $  475,990
Income (loss) from operations               20,010        151,443         (2,566)        (14,664)         (8,916)        145,307
Gain on sale of Cybear shares                  643             --             --              --              --             643
Interest income                                 --             --             --           1,282           2,321           3,603
Interest expense (income)                    1,661             --             --             216            (216)          1,661
Equity in losses of joint venture               --            370             --              --              --             370
Depreciation and amortization                1,209          1,447             46           1,556             258           4,516
Capital expenditures                         6,960         13,009             44           2,149              71          22,233
Total assets                               123,494         45,623            134          53,068         135,635         357,954


                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


  (19)   SELECTED QUARTERLY DATA (UNAUDITED)


                                                                                        YEAR ENDED DECEMBER 31, 2001
                                                                     --------------------------------------------------------------
                                                                      MARCH 31          JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                                     ----------       ----------      ------------      -----------
Distributed products revenue                                         $  107,956       $  107,676       $  133,819       $  145,790
Andrx products revenue                                                   44,754           65,476           72,736           46,037
Selling, general and administrative expenses                             22,953           27,872           36,019           32,377
Research and development expenses                                        14,324           14,564           11,294           12,664
Cybear Internet operating expenses                                        5,490            8,044            6,374            6,192
Cybear other charges                                                         --            1,982           10,373            2,404
Income (loss) from operations                                            19,983           23,504           18,985           (5,952)
Income taxes                                                              8,856           11,154           11,120              255
Net income (loss)                                                        14,603           15,721           10,665           (3,443)
Net income allocated to Andrx Group                                      19,169           24,201           25,251            4,241
Basic net income per Andrx Group common share                              0.28             0.35             0.36             0.06
Diluted net income per Andrx Group common share                            0.27             0.34             0.35             0.06
Net loss allocated to Cybear Group                                       (4,566)          (8,480)         (14,586)          (7,684)
Basic and diluted net loss per Cybear Group common share                  (1.20)           (1.39)           (2.23)           (1.14)



                                                                                         YEAR ENDED DECEMBER 31, 2000
                                                                      -------------------------------------------------------------
                                                                      MARCH 31          JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                                     ----------       ----------      ------------      -----------
Distributed products revenue                                         $   67,826       $   78,805       $   85,019       $   97,460
Andrx products revenue                                                   44,114           45,994           43,101           42,219
Selling, general and administrative expenses                             11,542           14,338           16,088           19,933
Research and development expenses                                         8,218           10,463           13,676           13,110
Cybear Internet operating expenses                                        5,187            4,903            4,879            5,640
Cybear other charges (credits)                                            1,984              923            4,317           (2,000)
Andrx Reorganization costs                                                   --               --            2,098               --
Income from operations                                                   25,343           24,897           13,150           19,796
Income taxes                                                             11,856           12,124            6,782            9,108
Net income                                                               16,371           16,742           10,757           14,662
Net income allocated to Andrx Group (includes
    Cybear through September 6, 2000)                                    16,371           16,742           16,056           17,704
Basic net income per Andrx Group common share                              0.26             0.26             0.23             0.26
Diluted net income per Andrx Group common share                            0.25             0.25             0.22             0.25
Net loss allocated to Cybear Group (subsequent to September 6, 2000)                                       (5,299)          (3,042)
Basic and diluted net loss per Cybear Group common share                                                    (1.39)           (0.80)



       Certain prior years amounts have been reclassified to conform to the current year presentation.

       Earnings (loss) per share are computed independently for each quarter presented. Therefore, the sum of the quarterly earnings (loss) per share for the years ended December 31, 2001 and 2000, may not equal the total computed for the year.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)


(20)     SUPPLEMENTAL GROUP FINANCIAL STATEMENTS


       Holders of Andrx common stock and Cybear common stock have no specific rights to assets, operating results or cash flows of Andrx Group or Cybear Group as Andrx Corporation holds title to all its assets and is responsible for all of its liabilities, operating results and cash flows regardless of how it allocates assets and liabilities among the classes of common stock and are therefore subject to the risks of investing in the business, assets and liabilities of Andrx Corporation as a whole. For instance, the assets allocated to each class of common stock may be subject to Company-wide claims of creditors and stockholder litigation. Following are the separate supplemental consolidated financial statements for Andrx Group and Cybear Group.


      ANDRX GROUP
      (representing Andrx Corporation and subsidiaries other than Cybear) CONSOLIDATED BALANCE SHEETS


                                                                                       DECEMBER 31,
                                                                           -----------------------------------
                                                                              2001                     2000
                                                                           ----------               ----------
ASSETS
Current assets
   Cash and cash equivalents                                               $   61,077               $  111,131
   Investments available-for-sale, at market value                            183,113                  208,977
   Accounts receivable, net of allowances of $7,035 in
     2001 and $6,971 in 2000                                                  128,697                   92,069
   Inventories                                                                161,691                  101,219
   Deferred income tax assets, net                                             30,745                   20,428
   Prepaid and other current assets                                            14,596                   10,053
                                                                           ----------               ----------

Total current assets                                                          579,919                  543,877

Property, plant and equipment, net                                            137,604                   71,433
Goodwill, net                                                                  32,345                    8,263
Other intangible assets, net                                                   17,025                       --
Note receivable from Cybear Group                                               2,001                       --
Other assets                                                                    5,413                    6,940
                                                                           ----------               ----------

Total assets                                                               $  774,307               $  630,513
                                                                           ==========               ==========

LIABILITIES AND ANDRX GROUP EQUITY
Current liabilities
   Accounts payable                                                        $   67,426               $   69,551

   Accrued liabilities                                                         62,809                   37,256
                                                                           ----------               ----------

Total current liabilities                                                     130,235                  106,807

Other liabilities                                                               3,428                    1,460
                                                                           ----------               ----------

Total liabilities                                                             133,663                  108,267

Commitments and contingencies

Andrx Group equity                                                            640,644                  522,246
                                                                           ----------               ----------

Total liabilities and Andrx Group equity                                   $  774,307               $  630,513
                                                                           ==========               ==========


                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)



      ANDRX GROUP
      (representing Andrx Corporation and subsidiaries other than Cybear) CONSOLIDATED STATEMENTS OF INCOME


                                                                                  YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------------------------
                                                                2001                     2000                       1999
                                                             ----------               -----------                -----------
Revenues
   Distributed products                                      $  491,132               $   324,591                $   262,321
   Andrx products                                               229,003                   175,428                    134,796
   Stipulation fees                                                  --                        --                     70,733
   Other                                                         19,949                    14,966                      7,870
                                                             ----------               -----------                -----------

Total revenues                                                  740,084                   514,985                    475,720
                                                             ----------               -----------                -----------

Operating expenses
   Cost of goods sold                                           475,760                   297,218                    235,269
   Selling, general and administrative                          119,221                    61,901                     55,266
   Research and development                                      52,846                    45,467                     25,327
   Reorganization costs                                              --                     2,098                         --
                                                             ----------               -----------                -----------

Total operating expenses                                        647,827                   406,684                    315,862
                                                             ----------               -----------                -----------

Income from operations                                           92,257                   108,301                    159,858

Other income (expense)

   Equity in earnings (losses) of joint ventures                  1,025                    (1,202)                      (370)
   Interest income                                               10,965                    11,210                      2,321
   Interest expense                                                  --                      (767)                    (1,661)
                                                             ----------               -----------                -----------

Income before income taxes                                      104,247                   117,542                    160,148

Income taxes                                                     31,385                    39,870                     58,229
                                                             ----------               -----------                -----------

Net income                                                   $   72,862               $    77,672                $   101,919
                                                             ==========               ===========                ===========


                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)



      ANDRX GROUP
      (representing Andrx Corporation and subsidiaries other than Cybear) CONSOLIDATED STATEMENTS OF GROUP EQUITY


                                                                                                              COMPREHENSIVE
                                                                                  ANDRX GROUP EQUITY             INCOME
                                                                                  ------------------          -------------
Balance, December 31, 1998                                                           $   63,720
Allocation of Andrx common stock issued in
  connection with exercises of warrants and options                                       6,683
Allocation of income tax benefits related to
  exercises of Andrx stock options                                                        9,368
Allocation of Andrx options granted to consultants                                           10
Allocation of unrealized  gain on investments
  available-for-sale, net of income taxes of $13                                              7                 $       7
Net income allocated to Andrx Group                                                     101,919                   101,919
                                                                                     ----------                 ---------
Comprehensive income                                                                                            $ 101,926
                                                                                                                =========
Balance, December 31, 1999                                                              181,707

Allocation of Andrx common stock issued in
  connection with equity offering                                                       235,819
Allocation of Andrx common stock issued in
  connection with exercises of warrants and options                                       6,959
Allocation of income tax benefits related to
  exercises of Andrx common stock                                                        19,870
Allocation of unrealized gain on investments
  available-for-sale, net of income taxes of $115                                           219                 $     219
Net income allocated to Andrx Group                                                      77,672                    77,672
                                                                                     ----------                 ---------
Comprehensive income                                                                                            $  77,891
                                                                                                                =========
Balance, December 31, 2000                                                              522,246

Allocation of Andrx common stock issued in
  connection with exercises of options                                                    9,060
Allocation of income tax benefits related to
  exercises of Andrx common stock                                                        18,363
Allocation of stock issued in connection with CTEX
  Pharmaceuticals, Inc. acquisition                                                      18,166
Allocation to Cybear under  tax sharing agreement                                          (250)
Allocation of unrealized gain on investments
  available-for-sale, net of income taxes of $225                                           197                 $     197
Net income allocated to Andrx Group                                                      72,862                    72,862
                                                                                     ----------                 ---------
Comprehensive income                                                                                            $  73,059
                                                                                                                =========
Balance, December 31, 2001                                                           $  640,644
                                                                                     ==========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

ANDRX GROUP
(representing Andrx Corporation and subsidiaries other than Cybear) CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                     ---------------------------------------------
                                                                                       2001               2000              1999
                                                                                     ---------         ---------         ---------
Cash flows from operating activities
Net income                                                                           $  72,862         $  77,672         $ 101,919
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                     14,385             5,535             2,960
      Provision for doubtful accounts                                                      518               548             3,897
      Undistributed equity in (earnings) losses of joint ventures                       (1,025)            1,202               370
      Income tax benefits related to exercises of Andrx stock options                   18,363            19,870             9,368
      Deferred income tax benefit                                                       (7,996)           (3,818)          (18,442)
      Changes in operating assets and liabilities:
        Accounts receivable                                                            (34,539)          (15,098)          (42,382)
        Inventories                                                                    (41,045)          (18,286)          (36,434)
        Prepaid and other assets                                                         2,679            (1,858)          (13,871)
        Accounts payable and accrued and other liabilities                              17,349             4,989            50,623
                                                                                     ---------         ---------         ---------

Net cash provided by operating activities                                               41,551            70,756            58,008
                                                                                     ---------         ---------         ---------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                         (74,782)          (40,787)          (18,481)
    Maturity (purchases) of investments available-for-sale,
       at market value                                                                  26,063          (143,990)          (59,151)
    Acquisition of CTEX Pharmaceuticals, Inc. net of cash acquired                     (11,135)               --                --
    Loans to former CTEX Pharmaceuticals, Inc. shareholders                             (3,697)               --                --
    Acquisition of certain assets of Armstrong Pharmaceuticals                         (18,218)               --                --
    Acquisition of Entex brand product line                                            (14,795)               --                --
    Acquisition of marketing rights of the Anexsia brand product line                   (2,100)               --                --
    Acquisition of certain assets of Valmed Pharmaceuticals, Inc.,
       net of cash acquired                                                                 --           (15,195)               --
                                                                                     ---------         ---------         ---------

Net cash used in investing activities                                                  (98,664)         (199,972)          (77,632)
                                                                                     ---------         ---------         ---------

Cash flows from financing activities
    Net proceeds from Andrx public share offering                                           --           235,819                --
    Proceeds from the issuance of shares of Andrx common stock from
      exercises of stock options and warrants                                            9,060             6,959             6,683
    Advances to Cybear Group on line of credit                                          (2,001)               --                --
    Net borrowings (repayments) under bank loan                                             --           (20,226)           16,119
                                                                                     ---------         ---------         ---------

Net cash provided by financing activities                                                7,059           222,552            22,802
                                                                                     ---------         ---------         ---------

Net increase (decrease) in cash and cash equivalents                                   (50,054)           93,336             3,178

Cash and cash equivalents, beginning of year                                           111,131            17,795            14,617
                                                                                     ---------         ---------         ---------

Cash and cash equivalents, end of year                                               $  61,077         $ 111,131         $  17,795
                                                                                     =========         =========         =========

                                   (Continued)

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                     ---------------------------------------------
                                                                                       2001               2000              1999
                                                                                     ---------         ---------         ---------
Supplemental disclosure of cash paid during the year for:

      Interest                                                                       $      --         $     767         $   1,661
                                                                                     =========         =========         =========

      Income taxes                                                                   $   9,499         $  32,440         $  48,790
                                                                                     =========         =========         =========

Supplemental disclosure of non-cash investing activities:
Acquisition of CTEX Pharmaceuticals, Inc.
      Market value of Andrx common stock issued                                      $ 18,166
                                                                                     ========

      Fair value of net liabilities assumed                                          $    537
                                                                                     ========

Acquisition of certain assets of Valmed Pharmaceuticals, Inc.
      Fair value of net assets acquired                                                                $   6,487
                                                                                                       =========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

CYBEAR GROUP
(representing Cybear Inc. and its subsidiaries)
CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                       ----------------------------
                                                                                          2001               2000
                                                                                       ---------          ---------
ASSETS
Current assets
   Cash and cash equivalents                                                           $   1,234          $   4,478
   Investments available-for-sale, at market value                                            --             12,223
   Accounts receivable, net of allowances of $628 in 2001
      and $106 in 2000                                                                     1,203                891
   Prepaid and other current assets                                                          717                550
                                                                                       ---------          ---------

         Total current assets                                                              3,154             18,142

Equipment, net                                                                             2,294              6,340
Goodwill, net                                                                                324             14,027
Other intangible assets, net                                                              11,280                875
Other assets                                                                                  35                121
                                                                                       ---------          ---------

         Total assets                                                                  $  17,087          $  39,505
                                                                                       =========          =========

LIABILITIES AND CYBEAR GROUP EQUITY
Current liabilities
   Accounts payable                                                                    $   1,435          $     950
   Accounts payable to Andrx Group                                                           179                602
   Accrued liabilities                                                                     3,508                402
   Other liabilities                                                                       1,060                 --
                                                                                       ---------          ---------
         Total current liabilities                                                         6,182              1,954

Note payable to Andrx Group                                                                2,001                 --
Other liabilities                                                                          1,654                 --
                                                                                       ---------          ---------
         Total liabilities                                                                 9,837              1,954

Commitments and contingencies

Cybear Group equity                                                                        7,250             37,551
                                                                                       ---------          ---------

         Total liabilities and Cybear Group equity                                     $  17,087          $  39,505
                                                                                       =========          =========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

CYBEAR GROUP
(representing Cybear Inc. and its subsidiaries)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                     ---------------------------------------------
                                                                                        2001              2000             1999
                                                                                     ---------         ---------         ---------
Revenues
   Cybearclub LC Internet product sales                                              $   4,109         $   1,483         $      81
   Cybearclub LC telemarketing product sales                                                --             2,715                --
   Other product sales                                                                      --               321                --
   Application services                                                                  1,387                30                --
   Portal services                                                                       1,448                --                --
   Website development, hosting and other services                                         479               336               102
   Online meeting development services                                                   1,070                --                --
   Subscription services                                                                   464               161                87
                                                                                     ---------         ---------         ---------

Total revenues                                                                           8,957             5,046               270
                                                                                     ---------         ---------         ---------

Operating expenses
   Cost of goods sold                                                                    3,835             4,257                77
   Network operations and operations support                                             5,603             4,501             2,972
   Product development                                                                   5,416             3,774             3,058
   Selling, general and administrative                                                   7,427             8,399             7,271
   Depreciation and amortization                                                         7,654             4,035             1,556
   Merger costs and other charges                                                       14,759             5,224                --
                                                                                     ---------         ---------         ---------

Total operating expenses                                                                44,694            30,190            14,934
                                                                                     ---------         ---------         ---------

Loss from operations                                                                   (35,737)          (25,144)          (14,664)

Other income (expense)
   Interest income                                                                         422             1,829             1,282
   Interest expense on advances from Andrx Group                                            (1)               --              (216)
                                                                                     ---------         ---------         ---------

Loss before income taxes                                                               (35,316)          (23,315)          (13,598)


Income tax benefit allocated from Andrx Group                                               --                --             2,824
                                                                                     ---------         ---------         ---------

Net loss                                                                             $ (35,316)        $ (23,315)        $ (10,774)
                                                                                     =========         =========         =========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

CYBEAR GROUP
(representing Cybear Inc. and its subsidiaries)
CONSOLIDATED STATEMENTS OF GROUP EQUITY

                                                                                               CYBEAR GROUP        COMPREHENSIVE
                                                                                              EQUITY (DEFICIT)          LOSS
                                                                                              ----------------     -------------
Balance, December 31, 1998                                                                       $    (467)

Allocation of Cybear public offering                                                                50,778
Conversion of Due to Andrx upon consummation of Cybear
   public offering                                                                                   7,446
Allocation of acquisition of Telegraph Consulting
   Corporation                                                                                       2,771
Allocation of Cybear common stock issued in connection with
   exercises of warrants                                                                               169
Allocation of Cybear options granted to consultants                                                    155
Allocation of unrealized loss on investments
   available-for-sale                                                                                 (100)          $    (100)
Net loss allocated to Cybear                                                                       (10,774)            (10,774)
                                                                                                 ---------           ---------

Comprehensive loss                                                                                                   $ (10,874)
                                                                                                                     =========

Balance, December 31, 1999                                                                          49,978

Allocation of equity in connection with the Reorganization                                           9,411
Allocation of Cybear employee options as a result of the
  Reorganization                                                                                     1,053
Allocation of Cybear common stock issued in connection with
  exercise of options                                                                                  322
Allocation of unrealized gain on investments
  available-for-sale                                                                                   102           $     102
Net loss allocated to Cybear                                                                       (23,315)            (23,315)
                                                                                                 ---------           ---------

Comprehensive loss                                                                                                   $ (23,213)
                                                                                                                     =========

Balance, December 31, 2000                                                                          37,551

Allocation of Cybear common stock issued in connection with
    the purchase of Mediconsult.com, Inc                                                             4,765

Allocation from Andrx under tax sharing agreement                                                      250

Net loss allocated to Cybear                                                                       (35,316)          $ (35,316)
                                                                                                 ---------           ---------

Comprehensive loss                                                                                                   $ (35,316)
                                                                                                                     =========

Balance, December 31, 2001                                                                       $   7,250
                                                                                                 =========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

CYBEAR GROUP
(representing Cybear Inc. and its subsidiaries)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                     ---------------------------------------------
                                                                                       2001              2000               1999
                                                                                     ---------         ---------         ---------
Cash flows from operating activities
   Net loss                                                                          $ (35,316)        $ (23,315)        $ (10,774)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                      7,654             4,035             1,556
      Cybear other non-cash charges                                                     14,759                --                --
      Non-cash net charge related to AHT Corporation note
         receivable                                                                         --             2,000                --
      Provision for doubtful accounts                                                      839               103                --
      Changes in operating assets and liabilities
         Accounts receivable, net                                                         (434)             (846)              320
         Prepaid and other assets                                                        1,355             4,866            (5,945)
         Accounts payable and accrued and other liabilities                             (3,023)             (637)            1,549
                                                                                     ---------         ---------         ---------
Net cash used in operating activities                                                  (14,166)          (13,794)          (13,294)
                                                                                     ---------         ---------         ---------

Cash flows from investing activities
   Maturities (purchases) of investments available-for-sale, net                        12,220            13,952           (26,172)
   Purchases of property and equipment                                                    (307)           (3,753)           (3,752)
   Acquisition of and advances to Mediconsult.com, Inc.                                 (3,242)               --                --
   Acquisition of Telegraph Consulting Corporation                                          --                --            (1,181)
   Cash flow related to AHT Corporation note receivable and investment                      --            (3,875)               --
                                                                                     ---------         ---------         ---------
Net cash provided by (used in) investing activities                                      8,671             6,324           (31,105)
                                                                                     ---------         ---------         ---------

Cash flows from financing activities
   Advances from Andrx on line of credit                                                 2,001                --                --
   Proceeds from issuance of Cybear common stock                                            --                --            50,778
   Capital contributions under tax sharing agreement                                       250                --                --
   Capital transactions of Cybear, net                                                      --                26               379
   Advances from Andrx, net of Andrx's utilization of
      Cybear's income tax attributes                                                        --                --             5,160
                                                                                     ---------         ---------         ---------
Net cash provided by financing activities                                                2,251                26            56,317
                                                                                     ---------         ---------         ---------

Net increase (decrease) in cash and cash equivalents                                    (3,244)           (7,444)           11,918
Cash and cash equivalents, beginning of year                                             4,478            11,922                 4
                                                                                     ---------         ---------         ---------

Cash and cash equivalents, end of year                                               $   1,234         $   4,478         $  11,922
                                                                                     =========         =========         =========

Supplemental disclosure of non-cash investing and financing activities:

   Purchase of Cybear minority interest by Andrx                                                       $  10,444
                                                                                                       =========

   Conversion of due to Andrx into shares of Cybear common stock                                                         $   7,446
                                                                                                                         =========

Acquisition of Mediconsult.com, Inc.

   Market value of Cybear common stock issued                                        $   4,765
                                                                                     =========
   Fair value of net liabilities assumed                                             $   5,295
                                                                                     =========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

         RELATED INTERGROUP TRANSACTIONS

         Certain significant transactions between the groups, which are eliminated in consolidation, are as follows:

         Subscription Fees

         In September 1999, Cybear provided subscriptions to its Physician Practice Portal product to certain customers of Andrx at a standard monthly rate. Andrx paid for such subscription services on behalf of its customers. Revenues generated from such services were $19 for the year ended December 31, 1999. No such revenues were generated in 2001 or 2000.

         Banner Advertisements

         Beginning in July 2000, Cybear developed banner advertisements for certain Andrx customers and provided such Andrx customers with advertising on its dr.Cybear website. Andrx paid Cybear for such services. Cybear recorded $72 as Website development, hosting and other services revenue for the year ended December 31, 2000 for such services. Management believes that the amounts billed for these services approximate fair value.

         Cybearclub LC

         In August 1999, Cybear commenced the Cybearclub LC joint venture ("Cybearclub") with Andrx intended to distribute healthcare products to physician offices through the Internet. Capital contributions to, distributions from and net income or loss generated by Cybearclub are allocated in proportion to Cybear Group's and Andrx Group's interests in the joint venture. Such interests are 55% to Cybear Group and 45% to Andrx Group. Cybearclub is managed by and under the direction of a management committee comprised of five members. Three members are appointed by Cybear Group and two members are appointed by Andrx Group. Based on its majority ownership and majority representation on the management committee of Cybearclub, Cybear Group controls Cybearclub. Accordingly, Cybear Group consolidates the accounts of Cybearclub and Andrx Group utilizes the equity method of accounting for its investment in Cybearclub.

         To help achieve Cybearclub's objective of having physician offices purchase products through the Internet, Cybearclub initiated a dual strategy of using Andrx Group telemarketers to induce physician offices, including Andrx Group physician customers, to begin placing orders with Cybearclub, and to then transition those physician offices from being purchasers who place their orders with a telemarketers into customers who place orders directly through the Internet.

         Accordingly, through October 8, 2000, revenues reported by Cybearclub consisted of revenues derived from orders procured by Andrx Group telemarketers and entered on the Internet by Cybear personnel, as well as revenues derived from orders placed by physician offices over the Internet. As a result of an amendment to the joint venture agreement, beginning October 9, 2000, Cybearclub revenues consisted solely of orders entered by physician offices over the Internet. Accordingly, effective October 9, 2000, any orders not entered by physician offices over the Internet were recognized as revenues by Andrx Group and not by Cybearclub.

         Through Cybearclub, Cybear generated $4,109 and $4,198 in revenues for 2001 and 2000 as compared to $81 in 1999. Cybearclub 2001 revenues of $4,109 consist solely of physician Internet sales reported as "Cybearclub LC Internet product sales". Cybearclub 2000 revenues of $4,198, consist of (i) physician Internet sales reported as "Cybearclub LC Internet product sales" of $1,483 and
(ii) sales procured by Andrx telemarketers and entered by Cybear employees over the Internet through October 8, 2000, reported as "Cybearclub LC telemarketing product sales" of $2,715.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

         For the year ended December 31, 1999 and through the first quarter of 2000, as originally reported by Cybear, all Cybearclub product sales were reported as E-commerce sales. In the second quarter of 2000, Cybear changed its presentation from E-commerce sales to Cybearclub LC sales and in the third quarter of 2000, Cybear changed its presentation to Cybearclub LC Internet product sales (i.e. physician office Internet orders) and Cybearclub LC telemarketing product sales (i.e. telemarketing orders entered over the Internet on behalf of physician customers by Cybear employees). Cybear Group is presenting 1999 E-commerce products sales as Cybearclub LC Internet product sales of $81 although Cybear Group's systems at that time did not permit such classification to be fully verified.

         As part of its operations, Andrx purchases products from outside vendors and distributes them to pharmacies and physicians with whom it generally contacts through telemarketers. In connection with Cybearclub, Andrx sells some of those products to Cybearclub at cost and charges Cybearclub for certain fulfillment and back office operations such as purchasing, warehousing and distribution, as well as customer service and telemarketing activities. Under the joint venture agreement negotiated by the parties, such services were charged at a rate of 6% of gross sales for the years ended December 31, 2001 and 2000 and 10% of gross sales for the year ended December 31, 1999. The current rate of 6% could increase if Cybearclub achieves certain quarterly gross sales levels. For the years ended December 31, 2001, 2000 and 1999, Andrx charged Cybearclub $250, $279 and $8, respectively, for the services it provided.

         Cybearclub's operations resulted in net income of $26 in 2001, and net losses of $43 and $17 in 2000 and 1999, respectively, for which Cybear recorded Andrx minority interest expense of $12 in 2001 and minority interest income of $19 and $8 for 2000 and 1999, respectively.

         Management Services

         Cybear Group and Andrx Group have a corporate services agreement whereby Andrx Group provides Cybear Group with various management services. For the years ended December 31, 2001, 2000 and 1999, Cybear Group incurred amounts for these services based upon mutually agreed upon allocation methods. Management believes that the amounts incurred for these services approximate fair value. Costs for such services were $120 for each of the years ended December 31, 2001, 2000 and 1999.

         Intergroup Payable

         Accounts payable to Andrx Group in Cybear Group's Consolidated Balance Sheets, represents amounts payable to Andrx for the purchase of the products sold by Cybear Group and services provided by Andrx Group. As of December 31, 2001 and 2000, the accounts payable to Andrx were $179 and $602, respectively.

         Intergroup Note

         Note payable to Andrx Group in Cybear Group's Consolidated Balance Sheet and note receivable from Cybear Group in Andrx Group's Consolidated Balance Sheet, represent amounts payable to Andrx under an unsecured revolving line of credit between Andrx Group and Cybear Group, entered into in March 2001, and expiring on March 31, 2004. As of December 31, 2001, the note payable to Andrx was $2,001 with an interest rate of 5.75% per annum. Cybear Group must maintain certain covenants, as defined in the agreement. As of December 31, 2001, Cybear Group was in compliance with all of the covenants of this agreement. As of December 31, 2001, $1 of interest expense was accrued on the loan.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
             (in thousands, except for share and per share amounts)

         Tax Sharing Agreement

         Andrx Group and Cybear Group have entered into a tax sharing agreement, as supplemented, in connection with the Reorganization in September 2000 (see
Note 11).

(21)     SUBSEQUENT EVENTS

         Nasdaq Notice of Cybear Delisting

         The Nasdaq Stock Market ("Nasdaq") has notified Andrx Corporation that the Cybear common stock is subject to delisting because Cybear common stock is not in compliance with the continued listing requirements of the Nasdaq since the Cybear common stock failed to maintain a minimum market value of publicly held shares ("MVPHS") of $5,000 and a minimum bid price of $1.00 per share for 30 consecutive trading days as required under Nasdaq's Marketplace Rules 4450(a)(2) and 4450(a)(5), respectively. Cybear Group has been given 90 calendar days, or until May 23, 2002, to regain a MVPHS of at least $5,000 as well as a bid price of at least $1.00 per share, at the market close, for a minimum of 10 consecutive trading days. If Cybear Group does not meet these criteria by May 23, 2002, Nasdaq will provide written notification that Cybear Group's securities are subject to delisting. At that time, Andrx Corporation may appeal Nasdaq's determination as it relates to the Cybear Group to a listing qualifications panel or apply for a transfer of its securities to the Nasdaq Small-Cap Market. If Andrx Corporation applies for an appeal or transfer for Cybear Group, there is no assurance that either action would be granted. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the Cybear common stock, potentially leading to further declines in share price and making it more difficult for Cybear to raise additional capital. Cybear common stock market prices included herein give effect to the July 2001 one-for-four reverse stock split. The delisting may be irrelevant due to the conversion described below.

         Conversion of Cybear Common Stock

         On March 28, 2002, Andrx Corporation announced its plans to convert all of the outstanding shares of Cybear common stock into shares of Andrx common stock effective May 17, 2002. Each outstanding share of Cybear common stock will be converted into 0.00964 of a share of Andrx common stock. Following the conversion, the businesses that comprise Cybear will operate within Andrx and the Andrx common stock will constitute the only outstanding common stock of Andrx Corporation. A special committee of Andrx Corporation's board of directors, which was appointed to represent the interests of the holders of the Cybear common stock, received an opinion from Raymond James & Associates, Inc. that the consideration to be received, as provided in Andrx Corporation's certificate of incorporation, is fair, from a financial point of view, to the holders of the Cybear common stock.

         The conversion ratio is based upon the relative market values of the Andrx common stock and Cybear common stock averaged over the period from February 22, 2002 through March 21, 2002. The conversion ratio includes a 25% premium on the value of the Cybear common stock, as required by the terms of Andrx Corporation's certificate of incorporation, which was approved by the Andrx and Cybear stockholders in the reorganization. The conversion is expected to result in the issuance of approximately 65,013 shares of Andrx common stock.

         Through the date of the conversion on May 17, 2002, Andrx Corporation will continue to allocate net income (loss) to each class of common stock. Subsequent to the conversion, Andrx Corporation will only report earnings per share for Andrx common stock which will include all of Cybear Group's operating results from the effective date of the conversion, and will no longer report separate future earnings per share for the former Cybear common stock. Additionally, Andrx will not provide supplemental group financial statements for Andrx Group and Cybear Group as was previously presented during the two-class structure. Disclosures required under accounting principles generally accepted in the United States will continue to be provided, as appropriate.

         While the premium to be paid to Cybear Group stockholders will not be included in the Andrx Group or Cybear Group pre-conversion operating results, the premium will be deducted from the net income available to holders of Andrx common stock in computing Andrx Group's earnings per share and will be deducted from the net loss available to holders of Cybear common stock in computing Cybear Group's loss per share. This premium is anticipated to amount to approximately $500 and is estimated to have the effect of reducing Andrx Group's second quarter 2002 earnings per common share by approximately $0.01 on a basic and diluted basis. Conversely, the premium is estimated to have the effect of reducing Cybear Group's second quarter 2002 net loss per share by approximately $0.07 on a basic and diluted basis. Net income for Andrx Corporation will not be impacted by this conversion.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information concerning the directors and executive officers:

                                                                                                                 TERM
NAME                                      AGE    POSITION                                                       EXPIRES
----                                      ---    --------                                                       -------
Alan P. Cohen .........................    47    Co-Chairman of the Board and Director                            2002
Chih-Ming J. Chen, Ph.D................    50    Co-Chairman of the Board and Director                            2003
Elliot F. Hahn, Ph.D...................    57    Chief Executive Officer, President and Director                  2004
Scott Lodin............................    46    Executive Vice President, General Counsel and Secretary          N/A
Angelo C. Malahias.....................    40    Vice President and Chief Financial Officer                       N/A
Melvin Sharoky, M.D....................    51    Executive Director and Director                                  2002
Tamara A. Baum (1).....................    49    Director                                                         2002
Lawrence J. DuBow .....................    70    Director                                                         2004
Irwin C. Gerson (1)(2).................    72    Director                                                         2003
Timothy E. Nolan ......................    46    Director                                                         2004
Michael A. Schwartz, Ph.D. (1)(2)......    71    Director                                                         2003

-------------------
(1)      Member of Audit Committee.
(2)      Member of Compensation Committee.

         Alan P. Cohen is Co-Chairman of the Board of Directors, and a director of Andrx Corporation, which he founded in August 1992. Mr. Cohen served as Andrx's Chief Executive Officer from its inception in 1992 through October 2001. Mr. Cohen was the Chairman and a director of Cybear from February 1997 through August 1998, when he resigned as Chairman and remained a director until the Reorganization. In 1984, Mr. Cohen founded Best Generics, Inc., or Best, a bioequivalent drug distribution firm, which was sold to IVAX Corporation, or IVAX, in 1988. Mr. Cohen served as President of Best from April 1989 until June 1990. Mr. Cohen is a graduate of the University of Florida and is a registered pharmacist. In June 2001, Mr. Cohen led a group of investors who purchased the National Hockey League's Florida Panthers.

         Dr. Chih-Ming J. Chen has been Co-Chairman of the Board of Directors since November 1998 and a director since November 1992. Dr. Chen served as Andrx's Chief Scientific Officer from November 1992 until August 2001. In January 1992, Dr. Chen formed his own company, ASAN Labs, Inc., which was acquired by Andrx in November 1992. Dr. Chen served as the Director of Product Development at IVAX from 1988 to 1992, where he was the leader of a research team which specialized in the development of drug formulations, including several controlled-release products. After graduating with a Ph.D. degree in pharmaceutics from Ohio State University in 1981, Dr. Chen worked at Bristol-Myers and Berlex Labs.

         Dr. Elliot F. Hahn has been Chief Executive Officer since October 2001 and has been President and a director of Andrx Corporation since February 1993. From June 1990 to February 1993, Dr. Hahn was employed as Vice President, Scientific Affairs of IVAX, where he was involved in the evaluation and international licensing of product opportunities and was responsible for maintaining the intellectual property of IVAX. From 1988 to 1993, Dr. Hahn also served as the Vice President of Research of Baker Norton Pharmaceuticals, a subsidiary of IVAX. Prior to that, he was an Associate Professor at The Rockefeller University from 1977 to 1988. From 1972 until 1977, Dr. Hahn was an Assistant Professor at Albert Einstein College of Medicine and a member of the Institute for Steroid Research at Montefiore Hospital in New York City. Since 1988, he has been an adjunct Associate Professor at the University of Miami School of Medicine. Dr. Hahn holds a B.S. degree from City College of New York and a Ph.D.

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

         Timothy E. Nolan has been a director of Andrx Corporation since March 2000. Mr. Nolan served as President and Chief Operating Officer of Cybear from March 2000 through November 2001. Mr. Nolan also was a director of Cybear from June 1999 until the Reorganization. From 1985 to March 2000, Mr. Nolan was employed by Aetna U.S. Healthcare, most recently as senior vice president of Aetna U.S. Healthcare in charge of the field organization. Mr. Nolan is currently consulting for various healthcare companies.

         Dr. Melvin Sharoky, a director of Andrx Corporation since November 1995, joined Andrx Corporation as Executive Director on March 1, 1999. Dr. Sharoky was a director of Cybear from April 1999 until the reorganization. Dr. Sharoky is also president of Somerset Pharmaceuticals Inc., a privately owned joint venture between Watson Pharmaceuticals, Inc. and Mylan Pharmaceuticals, Inc. Dr. Sharoky was a director of Watson from July 1995 to May 1998. From July 1995 through January 1998, Dr. Sharoky was President of Watson. From February 1993 through January 1998, Dr. Sharoky served as the President and Chief Executive Officer of Circa. From November 1995 to May 1998, Dr. Sharoky served on Andrx's Board of Directors as the designee of Watson.

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

         Lawrence J. DuBow, a director of Andrx Corporation since April 2000, is a consultant to Ranbaxy Pharmaceuticals, Inc. which purchased the assets of HMS Sales and Marketing, Inc. HMS, which is engaged in the marketing of pharmaceutical products, was founded by Mr. Dubow in 1991 and prior to its sale to Ranbaxy, Mr. DuBow served as its Chairman and Chief Executive Officer. Since 1957, Mr. DuBow was engaged in various capacities within the pharmaceutical industry. Mr. DuBow was the former President of the Drug Wholesales' Association and a former Chairman of the National Wholesale Druggists' Association.

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

         Andrx Corporation is currently searching for a permanent Chief Executive Officer to replace Alan P. Cohen who retired from this position and as a corporate officer of all other Andrx entities in October 2001. Dr. Elliot F. Hahn has served as interim Chief Executive Officer since Mr. Cohen's retirement.

DIRECTOR COMPENSATION

         Non-employee directors receive $5,000 for each regularly scheduled quarterly meeting they attend and a lesser amount for other board matters in which they participate (including attendance at committee meetings or other special meetings of the Board of Directors). Non-employee directors are also eligible to receive grants of stock options at the discretion of the Compensation Committee. All options granted to non-employee directors are granted at fair market value on the date of the grant and expire ten years from the date of the grant. During 2001, Tamara Baum was granted options to purchase 15,000 shares of Andrx common stock at an exercise price of $58.05. No other non-employee directors received a grant of options in 2001.

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

         Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, Andrx Corporation believes that, with respect to 2001, all filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation for the years ended December 31, 2001, 2000 and 1999 received by Alan P. Cohen, who served as the Chief Executive Officer, or the CEO, during 2001 until October 25, 2001 and Dr. Elliot F. Hahn, who has served as CEO since October 25, 2001, and the present and other executive officers whose annual salary and bonus exceeded $100,000 for 2001 (together with the CEO, the "Named Executive Officers.") The individuals described below were Andrx's only executive officers in 2001.

                                                                                                                LONG TERM
                                                               ANNUAL COMPENSATION                             COMPENSATION
                                         ----------------------------------------------------------------      -------------
                                                                                                                SECURITIES
                                        FISCAL                                           OTHER ANNUAL           UNDERLYING
    NAME AND PRINCIPAL POSITION          YEAR           SALARY($)      BONUS($)         COMPENSATION($)        OPTIONS(#)(1)
-------------------------------------   ------          ---------      --------         ---------------        -------------
Alan P. Cohen                            2001            416,300             --             12,700  (2)           100,000
   Co-Chairman and                       2000            348,400        150,000             16,800  (3)           300,000
   Former Chief Executive Officer (7)    1999            264,500        150,000             18,300  (3)                --

Chih-Ming J. Chen Ph.D.                  2001            372,100             --             11,600  (2)                --
   Co-Chairman and Former Chief          2000            348,400        150,000             14,800  (3)           300,000
   Scientific Officer (7)                1999            264,500        150,000             18,300  (3)                --

Elliot F. Hahn Ph.D.                     2001            398,000        175,000             16,100  (4)           150,000
   Chief Executive Officer               2000            294,400        100,000             15,920  (4)           100,000
   and President                         1999            264,500        100,000             17,000  (4)                --

Scott Lodin                              2001            323,600        150,000             10,900  (5)           110,000
   Executive Vice President,             2000            249,000        100,000             10,400  (5)            24,000
   General Counsel and Secretary         1999            199,600         50,000             12,000  (5)           108,000

Angelo C. Malahias                       2001            273,600        110,000             10,500  (6)           110,000
   Vice President and                    2000            199,400         75,000             10,100  (6)            40,000
   Chief Financial Officer               1999            169,700         50,000              5,700  (6)            48,000


------------------
(1) Represents options to purchase shares of Andrx common stock granted to the Named Executive Officers.
(2) Represents an automobile allowance, premiums for a $1.0 million life insurance policy (the beneficiary of which is designated by the Named Executive Officer) and insurance premium reimbursements.
(3) Represents an automobile allowance, premiums for a $1.0 million life insurance policy (the beneficiary of which is designated by the Named Executive Officer), certain medical expense reimbursements other than Dr. Chen and health insurance premium reimbursements.
(4) Represents an automobile allowance, certain medical expense reimbursements and health insurance premium reimbursements.
(5) Represents health insurance premium reimbursements, group term life insurance benefits and an automobile allowance in 2001 and 2000.
(6) Represents health insurance premium reimbursements, group term life insurance benefits and an automobile allowance in 2001 and 2000.
(7) Mr. Cohen and Dr. Chen resigned in their capacity as officers in October 2001 and August 2001, respectively. Mr. Cohen and Dr. Chen remain Co-Chairmen of the Board of Directors.

                       EMPLOYMENT AND SEVERANCE AGREEMENTS

         Andrx Corporation is a party to employment agreements with each of Messrs. Lodin and Malahias which expire in September 2006. The employment agreements currently provide for a base annual salary of $400,000 for Mr. Lodin and $350,000 for Mr. Malahias, subject to upward adjustment by the compensation committee, a car allowance and medical and dental insurance for the executive's immediate family, and other executive benefits. The employment agreements provide if the executive's employment is terminated by Andrx Corporation without cause or if there is a change in control of Andrx Corporation, i) Andrx Corporation shall make a lump sum payment equal to three times the executive's highest annual salary and annual bonus amounts received during the preceding three years and pay for an additional twelve months of medical and dental insurance coverage for the executive officer and his family, and ii) any unvested stock options shall immediately vest. Additionally, in the event that the Chief Executive Officer changes to a person other than Alan P. Cohen, Chih-Ming J. Chen, Ph.D. or Elliot F. Hahn, Ph.D., the executive has the right to resign within 18 months of the change of Chief Executive Officer. If such an event occurs, the vesting schedule of any unvested stock options shall immediately accelerate and a severance package would be negotiated between the parties.

         In connection with Mr. Cohen and Dr. Chen's retirement as officers of Andrx Corporation in October 2001 and August 2001, respectively, each entered into a termination agreement with Andrx Corporation which included certain non-compete and non-solicitation provisions. Both Mr. Cohen and Dr. Chen currently serve as Co-Chairman of Andrx Corporation's Board of Directors. The non-compete and non-solicitation provisions remain effective until the later of two years from the date of the termination agreement or one year following the officer's resignation from the Board of Directors.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of stock options of Andrx made during 2001 to any of the Named Executive Officers. There were no grants of Cybear common stock options during 2001 to any of the Named Executive Officers.

                              NUMBER OF      % OF TOTAL                                           POTENTIAL REALIZABLE
                             SECURITIES       OPTIONS                                               VALUE OF ASSUMED
                             UNDERLYING       GRANTED        EXERCISE                                ANNUAL RATES OF
                               OPTIONS      TO EMPLOYEES        OR                              STOCK PRICE APPRECIATION
                             GRANTED (#)         IN         BASE PRICE                            FOR OPTION TERMS(2)
          NAME                   (1)        FISCAL YEAR       ($/SH)      EXPIRATION DATE                 ($)
-------------------------    -----------    ------------    ----------    ---------------       ------------------------
                                                                                                    5%             10%
                                                                                                ----------    ----------
Alan P. Cohen
.....(Andrx common stock)       100,000          5.10           64.66      November 12, 2011      4,066,433    10,305,139

Chih-Ming J. Chen, Ph.D.
.....(Andrx common stock)             0           N/A             N/A           N/A                 N/A            N/A

Elliot F. Hahn, Ph.D.
.....(Andrx common stock)       150,000          7.65%          70.85      December 19, 2011      6,683,578    16,937,498

Scott Lodin
.....(Andrx common stock)       100,000          5.10           70.85      December 19, 2011      4,455,718    11,291,665

.....(Andrx common stock)        10,000          0.51           49.25      April 5, 2011            309,731       784,918

Angelo C. Malahias
.....(Andrx common stock)       100,000          5.10           70.85      December 19,2011       4,455,718    11,291,665

.....(Andrx common stock)        10,000          0.51           49.25      April 5, 2011            307,731       784,918

------------------
(1) These awards were made pursuant to the Andrx Corporation's 2000 Stock Option plan. One-fourth of the options awarded to Dr. Hahn and Mr. Lodin in 2001 vest on the first, second, third and fourth anniversaries of the date of grant. One-fifth of the options awarded to Mr. Malahias in 2001 vest of the first, second, third, fourth and fifth anniversaries of the date of grant. Options granted to Mr. Cohen in 2001 vest upon the appointment of a new CEO of Andrx Corporation, other than on an interim basis.

(2) Based upon the exercise price, which was equal to the fair market value on the date of grant, and annual appreciation at the assumed rates stated on such price through the expiration date of the options. Amounts shown represent hypothetical gains that could be achieved for the options if exercised at the end of the term. These amounts have been determined on the basis of assumed rates of appreciation mandated by the SEC and do not represent Andrx Corporation's estimate or projection of the future stock price. Actual gains, if any, are contingent upon the continued employment of the Named Executive Officer through the expiration date, as well as being dependent upon the general performance of the Andrx common stock. The potential realizable values have not taken into account amounts required to be paid for federal income taxes. Andrx Corporation did not use an alternative formula for a grant date valuation, an approach which would state gains at present, and therefore lower, value.

                        STOCK OPTIONS HELD AT END OF 2001

         The following table indicates the number of shares acquired and value realized from the exercise of options and the total number and value of exercisable and unexercisable stock options of Andrx common stock and Cybear common stock, respectively, held by each of the Named Executive Officers as of December 31, 2001:

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                                                                     OPTIONS AT                    IN-THE-MONEY OPTIONS
                                                                 FISCAL YEAR-END(#)               AT FISCAL YEAR-END(1)
                                                            ---------------------------    ----------------------------------
                                SHARES
                               ACQUIRED        VALUE
           NAME             ON EXERCISE(#)   REALIZED($)    EXERCISABLE   UNEXERCISABLE    EXERCISABLE($)    UNEXERCISABLE($)
           ----             --------------   ------------   -----------   -------------    --------------    ----------------
Alan P. Cohen
.....(Andrx common stock)       100,000         6,877,490        100,000       300,000          803,500          2,182,000
.....(Cybear common stock)            0                 0          9,251             0                0                  0

Chih-Ming J. Chen, Ph.D.
.....(Andrx common stock)             0                 0      1,000,000       200,000       62,196,430          1,607,000
.....(Cybear common stock)            0                 0         33,525             0                0                  0

Elliot F. Hahn, Ph.D.
.....(Andrx common stock)        50,000         2,711,245         56,334       216,666        1,730,521            535,661
.....(Cybear common stock)            0                 0          3,725             0                0                  0

Scott Lodin
.....(Andrx common stock)        69,500(2)      4,603,642(2)      69,000(3)    242,000(3)     4,465,821(3)       6,214,041(3)
.....(Cybear common stock)            0                 0         43,710(3)      4,023(3)             0(3)               0(3)

Angelo C. Malahias
.....(Andrx common stock)        30,000         2,116,752         95,500       198,000        6,259,116          3,115,045
.....(Cybear common stock)            0                 0         10,759         1,788                0                  0


(1) Based on Nasdaq National market closing price of $70.40 share for Andrx common stock and $0.33 for Cybear common stock on December 31, 2000, respectively. Reflects the Cybear common stock one-for-four reverse stock split in July 2001.


(2) Includes 42,250 shares representing a value realized of $2,936,975 which were sold by Mr. Lodin's former wife, in her absolute discretion, in connection with the terms of a divorce settlement.


(3) Includes 27,000 exercisable and 54,000 unexercisable options to purchase Andrx common stock, representing a value of Unexercised In-The-Money options of $1,715,469 for exercisable options and Unexercised In-The-Money Options of $2,904,800 for unexercisable options as of December 31, 2001, and 5,576 exercisable and 2,011 unexercisable Out-Of-The-Money options to purchase Cybear common stock as of December 31, 2001, nominally held by Mr. Lodin, but exercisable by Mr. Lodin's former wife in her sole discretion, pursuant to the terms of a divorce settlement.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Melvin Sharoky, M.D. and Lawrence J. DuBow, served as members of Andrx Corporation's compensation committee from May 21, 2001 through February 18, 2002, when they were replaced by Michael A. Schwartz, Ph.D. and Irwin C. Gerson. Melvin Sharoky is an employee of Andrx Corporation, currently serving as its Executive Director, and Lawrence J. DuBow serves as a consultant to Ranbaxy Pharmaceuticals, Inc., which purchased Mr. Dubow's former company in 2001, and sold $7.2 million of finished goods to Andrx in 2001.

         There were no other compensation interlocks and insider participation in executive compensation decisions during 2001.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Under rules established by the Securities and Exchange Commission, Andrx Corporation is required to provide a report explaining the rationale and considerations that led to fundamental compensation decisions affecting Andrx Corporation's executive officers (including the Named Executive Officers) during the past fiscal year. The report of Andrx Corporation's Compensation Committee is set forth below.

         Compensation Philosophy

         The three principal components of Andrx Corporation's executive compensation are salary, bonus and stock options. These components are designed to facilitate fulfillment of the compensation objectives of the Board of Directors and the Compensation Committee, which objectives include (i) attracting and retaining competent management, (ii) recognizing individual initiative and achievement, (iii) rewarding management for short and long term accomplishments, and (iv) aligning management compensation with the achievement of Andrx Corporation's goals and performance.

         The Compensation Committee endorses the position that equity ownership by management is beneficial in aligning management's and stockholders' interests in the enhancement of stockholder value. This alignment is amplified by the extensive holdings by management of Andrx Corporation's Common Stock and stock options. Base salaries for new management employees are determined initially by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for managerial talent, including a comparison of base salaries for comparable positions at similar companies of comparable sales and capitalization. Annual salary adjustments are determined by evaluating the competitive marketplace, the performance of Andrx Corporation, the performance of the executive, and the responsibilities assumed by the executive.

         The Compensation Committee intends to annually review Andrx Corporation's existing management compensation programs and plans (i) to meet with the CEO to attempt to review the results obtained during the year by members of senior management and/or Andrx Corporation, and (ii) to consider and, as appropriate, approve modifications to such programs to ensure a proper fit with the philosophy of the Compensation Committee.

         Executive Officer Compensation

         The 2001 base salary, bonus and stock options for Andrx Corporation's executive officers were determined by the Compensation Committee. This determination was made after a review and consideration of a number of factors, including each executive's level of responsibility and commitment, level of performance (with respect to specific areas of responsibility and on an overall basis), past and present contribution to and achievement of Andrx Corporation's goals and individual performance during 2001, compensation levels at competitive similarly situated publicly held companies and Andrx Corporation's historical compensation levels. Although Andrx Corporation performance was one of the factors considered, the approval of the Compensation Committee was based upon an overall review of the relevant factors, and there was no specific relationship or formula by which compensation was tied to Andrx Corporation performance.

         Stock Options

         Andrx Corporation maintains its option plans which are designed to attract and retain executive officers, directors and other employees of Andrx Corporation and to reward them for delivering long-term value to Andrx Corporation.

                                              /s/Irwin C. Gerson and
                                              /s/Michael A. Schwartz, Ph.D.

                                              Joined by its former members:
                                              /s/Laurence J. DuBow
                                              /s/Melvin Sharoky, M.D.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the common stock as of March 25, 2002, by (i) each person or entity known by Andrx Corporation to beneficially own more than 5% of the outstanding shares of Andrx common stock and Cybear common stock, respectively; (ii) each director of Andrx Corporation; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of Andrx Corporation as a group.

                                          NUMBER OF SHARES        % OF CLASS      NUMBER OF SHARES        % OF CLASS
                                         BENEFICIALLY OWNED      OUTSTANDING     BENEFICIALLY OWNED      OUTSTANDING
NAME AND ADDRESS                                ANDRX               ANDRX              CYBEAR           CYBEAR COMMON
OF  BENEFICIAL OWNER (1)                    COMMON STOCK         COMMON STOCK     COMMON STOCK (2)        STOCK (2)
------------------------------------     ------------------      ------------    ------------------     -------------
DIRECTORS AND EXECUTIVE OFFICERS:
Alan P. Cohen........................       2,578,388(3)              3.6            197,474(4)                2.9
Chih-Ming J. Chen, Ph.D..............       4,134,120(5)              5.8            227,111(6)                3.4
Elliot F. Hahn, Ph.D.................       1,458,623(7)              2.1             55,049(8)                  *
Scott Lodin..........................          80,000(9)                *             16,737(10)                 *
Angelo C. Malahias...................         124,700(11)               *             12,073(12)                 *
Tamara A. Baum.......................           5,000(13)                                 --                    --
Timothy E. Nolan.....................          60,000(14)               *             55,129(15)                 *
Melvin Sharoky, M.D..................         143,320(16)               *            102,552(17)               1.5
Lawrence J. DuBow ...................          45,000(18)               *              1,675(19)                 *
Irwin C. Gerson......................          50,000(20)               *              3,299(21)                 *
Michael A. Schwartz, Ph.D............          73,390(22)               *              3,484(23)                 *
All directors and executive..........
  officers as a group................
  (11 persons).......................       8,752,541(24)            12.1            674,582(25)               9.7

5% OR GREATER HOLDERS
FMR Corp.
    89 Devonshire St.
    Boston, MA (26).................        5,394,575(26)             7.6                   (26)               (26)
Putnam Investments, LLC
    One Post Office Square
    Boston, MA 02109(27)............        4,452,261(27)             6.3                   (27)               (27)


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

(2) Reflects the Cybear common stock one-for-four reverse stock split in July 2001.

(3) Represents 8,000 shares of Andrx common stock held jointly by Mr. Cohen and his spouse, 2,470,388 shares of Andrx common stock held in family limited partnerships and 100,000 shares of Andrx common stock issuable upon the exercise of stock options. Does not include 100,000 shares of Andrx common stock issuable upon the appointment of a new CEO of Andrx Corporation.

(4) Represents 875 shares of Cybear common stock owned directly by Mr. Cohen, 651 shares of Cybear common stock held jointly by Mr. Cohen and his spouse, 186,697 shares of Cybear common stock held in family limited partnerships and 9,251 shares of Cybear common stock issuable upon the exercise of stock options.

(5) Represents 43,421 shares of Andrx common stock owned directly by Dr. Chen, 1,567,669 shares of Andrx common stock owned directly by Dr. Chen's spouse, 559,378 shares of Andrx common stock held by limited partnerships for which Dr. Chen is an officer of the corporate general partner, 99,555 shares of Andrx common stock held by a charitable family foundation, 864,097 shares held in various trusts for Dr. Chen and his family and 1,000,000 of Andrx common stock issuable upon the exercise of stock options.

(6) Represents 192,408 shares of Cybear common stock held by limited partnerships for which Dr. Chen is an officer of the corporate general partner, 1,000 shares of Cybear common stock owned jointly by Dr. Chen and his spouse, 178 shares of Cybear common stock held by a charitable family foundation and 33,525 shares of Cybear common stock issuable upon the exercise of stock options.

(7) Represents 175,510 shares of Andrx common stock held in a trust for the benefit of Dr. Hahn's spouse, 24,000 shares of Andrx common stock held in trust for the benefit of one of Dr. Hahn's children, 1,202,780 shares of Andrx common stock held in a family foundation and 56,333 shares of Andrx common stock issuable upon the exercise of stock options.

(8) Represents 5,211 shares of Cybear common stock held in a trust for the benefit of Dr. Hahn's spouse, 1,340 shares of Cybear common stock held in trust for the benefit of one of Dr. Hahn's children, 44,773 shares held in a family foundation and 3,725 shares of Cybear common stock issuable upon the exercise of stock options.

(9) Represents 80,000 shares of Andrx common stock issuable upon the exercise of the stock options. Mr. Lodin disclaims beneficial ownership of 18,000 of these options, in which pursuant to the terms of his divorce settlement, Mr. Lodin's former spouse maintains sole dispositive power.

(10) Represents 1,313 shares of Cybear common stock owned directly by Mr. Lodin, 250 shares of Cybear common stock held as custodian for his minor children and 15,174 shares of Cybear common stock issuable upon the exercise of stock options. Mr. Lodin disclaims beneficial ownership of 7,587 of these options, of which, pursuant to the terms of his divorce settlement, Mr. Lodin's former spouse maintains sole dispositive power.

(11) Represents 3,200 shares of Andrx common stock held as custodian for his minor children and 121,500 shares of Andrx common stock issuable upon the exercise of stock options.

(12) Represents 300 shares of Cybear common stock owned directly by Mr. Malahias, 119 shares held as custodian for his minor children and 11,654 shares of common stock issuable upon the exercise of stock options.

(13) Represents 5,000 shares of Andrx common stock issuable upon the exercise of stock options.

(14) Represents 60,000 shares of Andrx common stock issuable upon the exercise of stock options.

(15) Represents 8,750 shares of Cybear common stock owned directly by Mr. Nolan and 46,379 shares of Cybear common stock issuable upon the exercise of stock options.

(16) Represents 3,320 shares of Andrx common stock held by Dr. Sharoky as a custodian for his minor children, 20,000 shares of Andrx common stock held in Dr. Sharoky's IRA and 120,000 shares of Andrx common stock issuable upon the exercise of stock options.

(17) Represents 89,602 shares of Cybear common stock owned directly by Dr. Sharoky, 124 shares of Cybear common stock held by Dr. Sharoky as custodian for his minor children, 745 shares of Cybear common stock held in Dr. Sharoky's IRA and 12,081 shares of Cybear common stock issuable upon the exercise of the stock options.

(18) Represents 40,000 shares of Andrx common stock owned directly by Mr. DuBow and 5,000 shares of Andrx common stock issuable upon the exercise of stock options.

(19) Represents 1,489 shares of Cybear common stock owned directly by Mr. DuBow and 186 shares of Cybear common stock issuable upon the exercise of stock options.

(20) Represents 50,000 shares of Andrx common stock issuable upon the exercise of the stock options.

(21) Represents 500 shares of Cybear common stock held directly by Mr. Gerson, 750 shares of Cybear common stock held jointly by Mr. Gerson and his spouse, and 2,049 shares of Cybear common stock issuable upon the exercise of stock options.

(22) Represents 890 shares of Andrx common stock owned directly by Dr. Schwartz and 72,500 shares of Andrx common stock issuable upon exercise of stock options.

(23) Represents 784 shares of Cybear common stock owned directly by Dr. Schwartz and 2,701 shares of Cybear common stock issuable upon exercise of stock options.

(24) Includes 1,670,333 shares of Andrx common stock issuable upon the exercise of stock options.

(25) Includes 136,725 shares of Cybear common stock issuable upon exercise of stock options.

(26) Based solely on information contained in Schedule 13G and filed February 14, 2002 filed with the SEC. The FMR Corporation did not disclose the number of shares of Cybear common stock owned by it in its
         Schedule 13G filed February 14, 2002.

(27) Based solely on information contained in Schedule 13G and filed February 13, 2002 filed with the SEC. Putnum Investments, LLC did not disclose the number of shares of Cybear common stock owned by it in its
         Schedule 13G filed February 13, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Andrx Corporation is party to a royalty agreement with Dr. Chen, Andrx's Co-Chairman of the Board of Directors, which provides for royalties to Dr. Chen upon the sale of Andrx's bioequivalent version of Cardizem CD, for which Andrx received final approval in July 1998 from the FDA. In August 1998, Andrx amended that royalty agreement to account for the various contingencies presented by the Cardizem CD Stipulation. Royalties paid to Dr. Chen of $4.2 million for the year ended December 31, 2001 were based on 3.33% of the net sales of Cartia XT. Such royalties are included in selling, general, and administrative expenses in the Consolidated Statement of Income.

         Andrx Corporation entered into an Executive Suite License Agreement with Arena Operating Company, LTD for lease of a suite at the National Car Rental Center where the Florida Panthers of the National Hockey League play their home games. The principal shareholder of the Florida Panthers is Alan P. Cohen, Andrx Corporation's former Chief Executive Officer and current Co-Chairman of the Board of Directors. Additional shareholders of the Florida Panthers include Elliot F. Hahn, current President, Director and Chief Executive Officer of Andrx and Steve Cohen, current subsidiary Vice President of Andrx. The term of the lease is for one year and automatically renews for successive one year periods until either party provides written notice of intent to cancel prior to March 1, of the contract year. The current annual rental is approximately $109,000. Additionally, Andrx Corporation paid approximately $200,000 to the Florida Panthers Hockey Club for participation in the Panthers Pals

Community Group Program. Under the program, Andrx Corporation purchased 600 tickets for 43 home games from the Florida Panthers Hockey Club for distribution to youth and other charities.

         Andrx Corporation purchases finished good inventory from Ranbaxy Pharmaceutical. During 2001, Ranbaxy purchased the assets of HMS Sales and Marketing, Inc. The principal shareholder of HMS was Lawrence DuBow, a director of Andrx Corporation, who currently serves as a consultant to Ranbaxy. For the year ended December 31, 2001, Andrx Corporation purchased finished goods inventory of $7.2 million from Ranbaxy.

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

         (3)      Exhibits

Exhibit No.                                        Description
-----------                                        -----------
      2.2          Agreement and Plan of Merger and Reorganization dated March 23, 2000 by and among Andrx
                   Corporation, Cybear, Inc., New Andrx Corporation, Andrx Acquisition Corp., and Cybear
                   Acquisition Corp. (10)

      2.3          Agreement and Plan of Merger dated January 9, 2001, by and among Andrx Corporation, Mediconsult
                   Acquisition Corp. and Mediconsult.com, Inc. (19)

      3.1          Form of Registrant's Amended and Restated Certificate of Incorporation (14)

      3.2          Form of Registrant's Amended and Restated Bylaws (12)

      4.1          Specimen Certificate of Andrx Corporation - Andrx Group Common Stock (13)

      4.2          Specimen Certificate of Andrx Corporation - Cybear Group Common Stock (13)

     10.1          Form of Stock Incentive Plan, as amended (1)*

     10.2          Intentionally Deleted

     10.3          Intentionally Deleted

     10.4          Intentionally Deleted

     10.5          Intentionally Deleted

     10.6          Royalty Agreement between the Registrant and Chih-Ming J. Chen (1)*

     10.7          Form of Indemnification Agreement between the Registrant and officers and directors (1)*

     10.8          Development and License Agreement dated as of June 28, 1993 by between Zenith Laboratories,
                   Inc. and the Registrant (1)(3)

     10.9          Technical Transfer Agreement dated as of July 30, 1993 by and between Yung Shin Pharmaceutical
                   Ind. Co. Ltd. and the Registrant (1)(3)

     10.11         Development and License Agreement dated as of November 10, 1993 by and between Mylan
                   Pharmaceuticals, Inc. and the Registrant (1)(3)

Exhibit No.                                        Description
-----------                                        -----------
     10.12         Development and License Agreement dated as of December 7, 1993 by and between Circa
                   Pharmaceuticals, Inc. and the Registrant (1)(3)

     10.13         Development and License Agreement dated as of January 17, 1994 by and between Purzer
                   Pharmaceutical Co., Ltd. and the Registrant (1)(3)

     10.14         Lease Agreement relating to premises located at 4001 SW 47th Avenue, Ft. Lauderdale, Florida (1)

     10.15         Lease Agreement related to premises located at 4011 SW 47th Avenue, Ft. Lauderdale, Florida (1)

     10.16         Lease Agreement relating to premises located at 3436 University Drive, Davie, Florida (1)

     10.17         Loan and Security Agreement by and between Congress Financial Corporation (Florida) and the
                   Registrant, as amended (1)

     10.18         ANCIRC General Partnership Agreement between Circa, Inc. and the Registrant, as amended (1)

     10.19         Research and Development Services Agreement dated as of July 8, 1994 by and between ANCIRC and the Registrant, as amended (1)

     10.20         Manufacturing and Regulatory Approval Agreement dated as of July 8, 1994 by and between Circa
                   Pharmaceuticals, Inc. and ANCIRC, as amended (1)

     10.21         Distribution and Marketing Agreement dated as of July 8, 1994 between ANCIRC and the
                   Registrant, as amended (1)

     10.22         Patent and Know How License Agreement dated as of July 8, 1994 between ANCIRC and the
                   Registrant, as amended (1)

     10.23         Patent and Know How License Agreement dated as of July 8, 1994 between Circa Pharmaceuticals,
                   Inc. and ANCIRC, as amended (1)

     10.24         Securities Purchase Agreement dated as of July 8, 1994 between the Registrant and Circa
                   Pharmaceuticals, Inc. (1)

     10.25         Securities Purchase Agreement dated as of August 17, 1995 the Registrant and Circa
                   Pharmaceuticals, Inc. (1)

     10.26         Securities Purchase Agreement dated as of October 30, 1995 the Registrant and Circa
                   Pharmaceuticals, Inc. (1)

     10.27         Development Agreement between Sepracor, Inc. and the Registrant (1)(3)

     10.28         Sixth Amendment to the Loan and Security Agreement by and between Congress Financial
                   Corporation (Florida) and Registrant (4)

     10.29         Employment Agreement between the Registrant and Angelo C. Malahias (5)*

     10.30         First Amendment to Lease Agreement relating to the premises located at 3436 University Drive,
                   Davie, Florida (5)

     10.31         Third Addendum to Lease between the Registrant and New Town Centre, Ltd., relating to the premises at 4011 S.W. Avenue, Davie, Florida (6)

     10.32         Fourth Addendum to Lease between the Registrant and New Town Commerce Centre, Ltd., relating to the premises at 4011 S.W. 47th Avenue, Davie, Florida (6)

Exhibit No.                                        Description
-----------                                        -----------
     10.33         Fifth Addendum to Lease between the Registrant and New Town Commerce Centre, Ltd., relating to the premises at 4011 S.W. 47th Avenue, Davie, Florida (6)

     10.34         Lease by and between Registrant and New Town Commerce Center, Ltd., relating to the premises located at 4111 S.W. 47th Avenue, Davie, Florida (6)

     10.35         Amendment to Royalty Agreement between the Registrant and Chih-Ming J. Chen, Ph.D. (7)*

     10.36         Lease Agreement relating to premises located at 500 Blue Lake Drive, Boca Raton, Florida (7)

     10.37         Lease Agreement relating to premises located at 2915 Weston Road, Weston, Florida (7)

     10.38         Product Distribution, Development and Licensing Agreement between Geneva Pharmaceuticals, Inc., the Global Generics Sector of Norvartis AG and the Registrant (3)(8)

     10.39         Lease Agreement relating to premises located at 180 Passaic Avenue, Fairfield, New Jersey (9)

     10.40         Lease Agreement relating to premises located at 5000 Blue Lake Drive, Suite 200, Boca Raton,
                   Florida (9)

     10.41         Second Amendment to Lease Agreement relating to premises located at 5000 Blue Lake Drive, Suite
                   200, Boca Raton, Florida (9)

     10.42         2000 Stock Option Plan (11)*

     10.43         Intentionally omitted

     10.44         Intentionally omitted

     10.45         Tax Sharing Agreement (12)

     10.46         Intentionally omitted

     10.47         Intentionally omitted

     10.48         Intentionally omitted

     10.49         Intentionally omitted

     10.50         Lease Agreement Relating to Premises located at 4491 South State Road 7, Suite #700, Ft.
                   Lauderdale, Florida 33314 (15)

     10.51         Second Amendment to General Partnership Agreement regarding ANCIRC (15)

     10.52         CARAN General Partnership Agreement (15)

     10.53         Lease Agreement Relating to Premises located at 2945 West Corporate Lakes Boulevard, Weston,
                   Florida (15)

     10.54         Amendment to Tax Sharing Agreement (15)

     10.55         Lease Agreement Relating to Premises located at 3040 Universal Boulevard, Suite #150, Weston,
                   Florida (15)

     10.56         Cybearclub LC Joint Venture, as amended (15)

     10.57         Fulfillment and Telemarketing Service Agreement by and between Anda, Inc. and Cybearclub LC (15)

Exhibit No.                                        Description
-----------                                        -----------
     10.58         Line of Credit Agreement by and between Andrx Corporation and Cybear Inc. (16)

     10.59         Termination Agreement with Geneva Pharmaceuticals, Inc. (17)(3)

     10.60         Employment Agreement between the Registrant and Scott Lodin, Executive Vice President and
                   General Counsel (17)*

     10.61         Employment Agreement between the Registrant and Angelo C. Malahias, Vice President and Chief
                   Financial Officer (17)*

     10.62         Separation Agreement between the Registrant and Chih Ming Chen, Ph.D., Chief Scientific Officer (17)*

     10.63         Separation Agreement between the Registrant and Alan P. Cohen, Chief Executive Officer (17)*

     10.64         Employee Stock Purchase Plan, as amended (18)

     21.1          Subsidiaries of the Registrant (2)

     23.2          Consent of Arthur Andersen LLP (2)

     99.1          Letter from the Registrant to the SEC regarding representations made by Arthur Andersen LLP (2)

--------------------

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

(7) Filed as an exhibit of the same number in Andrx Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1998 and incorporated herein by reference.

(8) Filed as an exhibit of the same number in Andrx Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1999 and incorporated herein by reference.

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

(14) Filed as an exhibit of the same number to Andrx Corporation's Registration Statement on Form S-4 (File No. 333-54926).

(15) Filed as an exhibit of the same number in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, as amended and incorporated herein by reference.

(16) Filed as an exhibit of the same number in Andrx Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2001 and incorporated by reference.

(17) Filed as an exhibit of the same number in Andrx Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2001 and incorporated by reference.

(18) Filed as an exhibit to Andrx Corporation's Form S-8 (File No. 333-84672) dated March 21, 2002.

(19) Filed as an exhibit to Andrx Corporation's Form 8-K filed January 17, 2001 and incorporated herein by reference.

--------------------

(B)      Reports on Form 8-K

None.

(C)      Item 601 Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth in (A)(3) above.

(D)      Financial Statement Schedules

The Financial Statement Schedules required by Regulation S-K are set forth in
(A)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ANDRX CORPORATION

                           By:  /s/ Elliot F. Hahn, Ph.D.
                                ---------------------------------------------
                                Elliot F. Hahn, Ph.D.
                                Chief Executive Officer

                           By:  /s/ Angelo C. Malahias
                                ---------------------------------------------
                                Angelo C. Malahias
                                Vice President and Chief Financial Officer

Date:  March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURES                                    TITLE                                        DATE
          ----------                                    -----                                        ----
/s/ Elliot F. Hahn, Ph.D.             Chief Executive Officer and Director                     March 29, 2002
---------------------------------     (Principal Executive Officer)
Elliot F. Hahn, Ph.D.

/s/ Angelo C. Malahias                Vice President and Chief Financial Officer               March 29, 2002
---------------------------------     (Principal Financial and Accounting Officer)
Angelo C. Malahias

/s/ Alan P. Cohen                     Co-Chairman of the Board of Directors                    March 29, 2002
---------------------------------
Alan P. Cohen

/s/ Chih-Ming J. Chen, Ph.D.          Co-Chairman of the Board of Directors                    March 29, 2002
---------------------------------
Chih-Ming J. Chen, Ph.D.

/s/ Tamara A. Baum                    Director                                                 March 29, 2002
---------------------------------
Tamara A. Baum

/s/ Lawrence J. DuBow                 Director                                                 March 29, 2002
---------------------------------
Lawrence J. DuBow

/s/ Irwin C. Gerson                   Director                                                 March 29, 2002
---------------------------------
Irwin C. Gerson

/s/ Timothy E. Nolan                  Director                                                 March 29, 2002
---------------------------------
Timothy E. Nolan

          SIGNATURES                                    TITLE                                        DATE
          ----------                                    -----                                        ----
/s/ Michael A. Schwartz, Ph.D.        Director                                                 March 29 , 2002
---------------------------------
Michael A. Schwartz

/s/ Melvin Sharoky, M.D.              Executive Director and Director                          March 29 , 2002
---------------------------------
Melvin Sharoky, M.D.

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
-----------       -----------

21.1              Subsidiaries of Registrant

23.2              Consent of Arthur Andersen LLP

99.1 Letter from the Registrant to the SEC regarding representations made by Arthur Andersen LLP