Form 10-K/A
period 2001-12-31
ANDRX CORP /DE/
filed 2002-04-09
CIK 1123337

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

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           FDA 180-DAY               U.S. ESTIMATED
BRAND                                                           PATENT INFRINGEMENT        EXCLUSIVITY               BRAND SALES
NAME          BRAND HOLDER          FDA APPROVAL STATUS          LITIGATION STATUS         PERIOD STATUS             2001 ($) (1)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Procardia(R)  Pfizer, Inc.          FDA accepted ANDA for       A patent infringement      No.                       (3)(5)
XL                                  review in August 2000.      suit was commenced and
                                                                settled.
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Claritin      Schering-Plough       FDA accepted ANDA for       Patent infringement suit   No.                       $331 million
Reditabs(R)   Corporation           review in September 2000.   on-going against Andrx.                              (6)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Accupril(R)   Pfizer, Inc.          FDA accepted ANDA for       No patent infringement     No.                       $440 million
                                    review in December 2000.    suit has been commenced
                                                                against Andrx.
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Paxil(R)      Glaxo SmithKline      FDA accepted ANDA for       Patent infringement suit   No.                       $2.1 billion
                                    review in April 2001.       on-going against Andrx.
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Claritin      Schering-Plough       FDA accepted ANDA for       Patent infringement suit   No.                       $395 million
D-12(R)       Corporation           review in July 2001.        on-going against Andrx.                              (6)
-----------------------------------------------------------------------------------------------------------------------------------

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

Date:  April 9, 2002