Form 10-Q
period 2002-03-31
ANDRX CORP /DE/
filed 2002-05-15
CIK 1123337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-Q

                            -----------------------



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                            -----------------------

                         Commission file number 0-31475

                                ANDRX CORPORATION
             (Exact name of registrant as specified in its charter)

                    Delaware                                     65-1013859
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

                 4955 Orange Drive
                   Davie, Florida                                  33314
      (Address of principal executive offices)                   (Zip Code)

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

                           [X] YES            [ ] NO

         The approximate number of shares outstanding of each of the issuer's series of common stock as of May 10, 2002:

Andrx Group common stock                                       70,670,000
                                                               ----------
Cybear Group common stock                                       6,743,000
                                                               ----------

                       ANDRX CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

         On September 7, 2000, Andrx Corporation completed a plan of merger and reorganization (the "Reorganization") whereby it acquired the outstanding equity of its Cybear Inc. subsidiary that it did not own, reincorporated in Delaware and created two new classes of common stock:

o Andrx Group Common Stock ("Andrx common stock"), to track the performance of Andrx Group ("Andrx Group" or "Andrx") which includes Andrx Corporation and its subsidiaries, other than its ownership of Cybear Group ("Cybear Group" or "Cybear"); and

o Cybear Group Common Stock ("Cybear common stock"), to track the performance of Cybear Group.

         Cybear Group currently includes (i) Cybear Inc. and its subsidiaries,
(ii) certain potential future Internet businesses of Andrx Corporation, (iii) certain operating assets of AHT Corporation ("AHT"), and (iv) effective April 2, 2001, Mediconsult.com, Inc. and its subsidiaries ("Mediconsult").

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

         Through the date of the conversion on May 17, 2002, Andrx Corporation will continue to allocate net income (loss) to each class of common stock. Subsequent to the conversion, Andrx Corporation will only report earnings per share for Andrx common stock which will include all of Cybear Group's operating results from the effective date of the conversion, and will no longer report separate earnings per share for the former Cybear common stock for periods subsequent to the conversion. Additionally, Andrx will not provide supplemental group financial statements for Andrx Group and Cybear Group as was previously presented during the two-class structure. Disclosures required under accounting principles generally accepted in the United States will continue to be provided, as appropriate.

         While the premium to be paid to Cybear Group stockholders will not be included in the Andrx Group or Cybear Group pre-conversion operating results, the premium will be deducted from the net income available to holders of Andrx common stock in computing Andrx Group's earnings per share and will be deducted from the net loss available to holders of Cybear common stock in computing Cybear Group's loss per share. This premium is anticipated to amount to approximately $500,000 and is estimated to have the effect of reducing Andrx Group's second quarter 2002 earnings per common share by approximately $0.01 on a basic and diluted basis. Conversely, the premium is estimated to have the effect of reducing Cybear Group's second quarter 2002 net loss per share by approximately $0.07 on a basic and diluted basis. Consolidated net income for Andrx Corporation will not be impacted by this conversion.

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

         FORWARD-LOOKING STATEMENTS

    Andrx Corporation cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "to", "expect", "believe", "anticipate", "intend", "plan", "could", "would", "estimate", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties. Andrx Corporation is also subject to other risks detailed herein or detailed from time to time in this report and in Andrx Corporation's other SEC filings.

                       ANDRX CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                                                         Page
                                                                        Number
                                                                        ------

PART I.       FINANCIAL INFORMATION

              Item 1.  Consolidated Financial Statements

              ANDRX CORPORATION AND SUBSIDIARIES

              Unaudited Consolidated Balance Sheets -
                as of March 31, 2002 and December 31, 2001                 5

              Unaudited Consolidated Statements of Income -
                for the three months ended March 31, 2002 and 2001         6

              Unaudited Consolidated Statements of Cash Flows -
                 for the three months ended March 31, 2002 and 2001        7

              Notes to Unaudited Consolidated Financial Statements        8-24

              Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations     25

                        Andrx Corporation                                26-36
                        Andrx Group                                      37-40
                        Cybear Group                                     41-43

PART II.      OTHER INFORMATION

              Item 1.  Legal Proceedings                                   44
              Item 6.  Exhibits and Reports on Form 8-K                    44
SIGNATURES                                                                 45

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       ANDRX CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)



                                                                                      March 31,     December 31,
                                                                                        2002            2001
                                                                                      ---------     ------------
ASSETS
Current assets
  Cash and cash equivalents                                                           $ 89,452        $ 62,311
  Investments available-for-sale, at market value                                      143,623         183,113
  Accounts receivable, net                                                             115,916         129,900
  Inventories                                                                          173,235         161,691
  Deferred income tax assets, net                                                       30,851          30,745
  Prepaid and other current assets, net                                                 12,100          15,313
                                                                                      --------        --------

    Total current assets                                                               565,177         583,073

  Property, plant and equipment, net                                                   151,451         139,898
  Goodwill, net                                                                         34,348          32,669
  Other intangible assets, net                                                          27,321          28,305
  Other assets                                                                           4,195           5,269
                                                                                      --------        --------

    Total assets                                                                      $782,492        $789,214
                                                                                      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                    $ 51,010        $ 68,861
  Accrued and other liabilities                                                         70,866          67,377
                                                                                      --------        --------

    Total current liabilities                                                          121,876         136,238

Other liabilities                                                                        5,299           5,082
                                                                                      --------        --------

   Total liabilities                                                                   127,175         141,320
                                                                                      --------        --------

Commitments and contingencies (Note 8)

Stockholders' equity
  Convertible preferred stock; $0.001 par value, 1,000,000 shares authorized;
    None issued and outstanding                                                             --              --
  Common stocks:
    Andrx Group common stock; $0.001 par value, 100,000,000 shares authorized;
      70,612,000 and 70,484,000 issued and outstanding
      as of March 31, 2002 and December 31, 2001, respectively                              71              70
    Cybear Group common stock; $0.001 par value, 12,500,000 shares authorized; 6,743,000 issued and outstanding as of March 31, 2002
      and December 31, 2001, respectively                                                    7               7
  Additional paid-in capital                                                           474,124         471,035
  Retained earnings                                                                    180,894         176,381
  Accumulated other comprehensive income, net of income taxes                              221             401
                                                                                      --------        --------

     Total stockholders' equity                                                        655,317         647,894
                                                                                      --------        --------

     Total liabilities and stockholders' equity                                       $782,492        $789,214
                                                                                      ========        ========



  The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except for share and per share amounts)



                                                                     Three Months Ended
                                                                          March 31,
                                                             -----------------------------------
                                                                  2002                    2001
                                                             ------------           ------------
Revenues
  Distributed products                                       $    128,510           $    107,956
  Andrx products                                                   54,536                 44,754
  Other                                                             1,738                  4,632
                                                             ------------           ------------

Total revenues                                                    184,784                157,342
                                                             ------------           ------------

Operating expenses
  Cost of goods sold                                              127,982                 94,592
  Selling, general and administrative                              36,439                 22,953
  Research and development                                          9,922                 14,324
  Cybear Internet operating expenses                                4,846                  5,490
                                                             ------------           ------------

Total operating expenses                                          179,189                137,359
                                                             ------------           ------------

Income from operations                                              5,595                 19,983

Other income (expense)
  Equity in earnings (losses) of joint ventures                       645                    (37)
  Interest income, net                                              1,586                  3,513
                                                             ------------           ------------

Income before income taxes                                          7,826                 23,459

Income taxes                                                        3,313                  8,856
                                                             ------------           ------------

Net income                                                   $      4,513           $     14,603
                                                             ============           ============

EARNINGS (LOSS) PER SHARE (Note 3)

ANDRX GROUP COMMON STOCK:
Net income allocated to Andrx Group                          $      8,395           $     19,169
                                                             ============           ============

Net income per share of Andrx Group common stock:
         Basic                                               $       0.12           $       0.28
                                                             ============           ============
         Diluted                                             $       0.12           $       0.27
                                                             ============           ============

Weighted average shares of Andrx Group common stock
 outstanding:
         Basic                                                 70,552,000             69,596,000
                                                             ============           ============
         Diluted                                               72,317,000             71,918,000
                                                             ============           ============

CYBEAR GROUP COMMON STOCK:
Net loss allocated to Cybear Group                           $     (3,882)          $     (4,566)
                                                             ============           ============

Basic and diluted net loss per share of
  Cybear Group common stock                                  $      (0.58)          $      (1.20)
                                                             ============           ============
Basic and diluted weighted average shares of
  Cybear Group common stock outstanding (Note 1)                6,743,000              3,801,000
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

                       ANDRX CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                      -----------------------------
                                                                                        2002                 2001
                                                                                      ---------           ---------
Cash flows from operating activities
  Net income                                                                          $   4,513           $  14,603
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                                     5,127               3,890
        Undistributed equity in (earnings) losses of joint ventures                        (645)                 37
        Income tax benefits on exercises of Andrx stock options                           1,686               2,710
        Changes in operating assets and liabilities:
           Accounts receivable, net                                                      14,017              (7,246)
           Inventories                                                                  (11,544)              4,876
           Prepaid and other assets, net                                                  3,605                 874
           Accounts payable and accrued and other liabilities                           (14,770)            (15,543)
                                                                                      ---------           ---------

      Net cash provided by operating activities                                           1,989               4,201
                                                                                      ---------           ---------

Cash flows from investing activities
  Maturities of investments available-for-sale, net                                      39,310              17,208
  Purchases of property, plant and equipment                                            (15,563)            (19,412)
  Acquisition of CTEX Pharmaceuticals, Inc., net of cash acquired                            --             (11,135)
  Loans to former CTEX Pharmaceuticals, Inc. shareholders                                    --              (3,697)
  Acquisition of certain assets of Armstrong Pharmaceuticals                                 --             (18,218)
  Advances to Mediconsult.com, Inc.                                                          --              (2,071)
  AHT Corporation note receivable and investment                                             --                 234
                                                                                      ---------           ---------

      Net cash provided by (used in) investing activities                                23,747             (37,091)
                                                                                      ---------           ---------

Cash flows from financing activity
     Proceeds from issuances of shares of Andrx common stock under the
      employee stock purchase plan and from exercises of Andrx stock options              1,405               1,927
                                                                                      ---------           ---------

Net increase (decrease) in cash and cash equivalents                                     27,141             (30,963)
Cash and cash equivalents, beginning of period                                           62,311             115,609
                                                                                      ---------           ---------
Cash and cash equivalents, end of period                                              $  89,452           $  84,646
                                                                                      =========           =========

Supplemental disclosure of cash paid during the period for:
      Income taxes                                                                    $     124           $      --
                                                                                      =========           =========

Supplemental disclosures of non-cash investing activities:

    Acquisition of CTEX Pharmaceuticals, Inc.
      Market value of Andrx common stock issued                                                           $  18,166
                                                                                                          =========
      Fair value of net liabilities assumed                                                               $     537
                                                                                                          =========




      The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
             (in thousands, except for share and per share amounts)



1. GENERAL

         The accompanying unaudited consolidated financial statements for each period include the consolidated balance sheets, statements of income and cash flows of Andrx Corporation and subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the SEC rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited consolidated financial statements reflect all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the three months ended March 31, 2002, are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, as amended.

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

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination). SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer subject to amortization. Instead, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair-value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as a cumulative effect of a change in accounting principle. The Company is currently completing its goodwill impairment test, which will be completed by June 30, 2002. The Company estimates that it will no longer be recording approximately $3.2 million in annual goodwill amortization in future periods. The Company believes adoption of the provisions of SFAS No. 142 will not have a material impact on the consolidated financial statements of the Company.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
             (in thousands, except for share and per share amounts)


         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Adoption of the provisions of SFAS No. 144 did not have a material impact on the consolidated financial statements of the Company.

         In November 2001, the Emerging Issues Tasks Force ("EITF") issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)." This pronouncement addresses the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller). This pronouncement is effective for annual or interim periods beginning after December 15, 2001. Adoption of the provisions of EITF 01-09 did not have a material impact on the consolidated financial statements of the Company. Reclassification of amounts in prior periods is not required as the Company's accounting policy was consistent with the provisions of EITF 01-09.

2. CORPORATE STRUCTURE

         On September 7, 2000, Andrx Corporation completed the Reorganization whereby it acquired the outstanding equity of its Cybear Inc. subsidiary that it did not own, reincorporated in Delaware, and created two new classes of common stock: (i) Andrx common stock to track the performance of the Andrx Group, which includes Andrx Corporation and subsidiaries, other than its ownership of the Cybear Group (ii) Cybear common stock to track the performance of the Cybear Group. The Cybear Group currently includes (i) Cybear Inc. and its subsidiaries,
(ii) certain potential future Internet businesses of Andrx Corporation, (iii) certain operating assets of AHT, and (iv) effective April 2, 2001, Mediconsult. In connection with the Reorganization, Andrx shareholders exchanged each share of Andrx common stock (pre-Reorganization) held for one share of Andrx common stock and .0372 shares of Cybear common stock (reflects the effect of the July 31, 2001 one-for-four reverse stock split) and Cybear stockholders, other than Andrx, exchanged each share of Cybear common stock (pre-Reorganization) held for one share of Cybear common stock.

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

         Subsequent to the Reorganization, Andrx Corporation's unaudited consolidated financial statements include consolidated operating results, and for each class of common stock also includes (i) an allocation of net income
(loss), (ii) related basic and diluted earnings (loss) per share and (iii) basic and diluted shares outstanding. The unaudited consolidated financial statements do not reflect consolidated basic and diluted earnings per share since there is no underlying equity security related to the consolidated financial results.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
             (in thousands, except for share and per share amounts)


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

         Through the date of the conversion on May 17, 2002, Andrx Corporation will continue to allocate net income (loss) to each class of common stock. Subsequent to the conversion, Andrx Corporation will only report earnings per share for Andrx common stock which will include all of Cybear Group's operating results from the effective date of the conversion, and will no longer report separate earnings per share for the former Cybear common stock for periods subsequent to the conversion. Additionally, Andrx will not provide supplemental group financial statements for Andrx Group and Cybear Group as was previously presented during the two-class structure. Disclosures required under accounting principles generally accepted in the United States will continue to be provided, as appropriate.

         While the premium to be paid to Cybear Group stockholders will not be included in the Andrx Group or Cybear Group pre-conversion operating results, the premium will be deducted from the net income available to holders of Andrx common stock in computing Andrx Group's earnings per share and will be deducted from the net loss available to holders of Cybear common stock in computing Cybear Group's loss per share. This premium is anticipated to amount to approximately $500 and is estimated to have the effect of reducing Andrx Group's second quarter 2002 earnings per common share by approximately $0.01 on a basic and diluted basis. Conversely, the premium is estimated to have the effect of reducing Cybear Group's second quarter 2002 net loss per share by approximately $0.07 on a basic and diluted basis. Consolidated net income for Andrx Corporation will not be impacted by this conversion.

3. EARNINGS (LOSS) PER SHARE

         As a result of the Reorganization, Andrx Corporation's operating results for the three months ended March 31, 2002 and 2001 have been allocated to each class of common stock. Accordingly, for the three months ended March 31, 2002 and 2001, net income and basic and diluted net income per share of Andrx common stock excludes Andrx Corporation's 100% ownership of Cybear.

         ANDRX

         The shares used in computing net income per share of Andrx common stock are based on the weighted average shares of Andrx common stock outstanding for the three months ended March 31, 2002 and 2001. The diluted basis considers the weighted average shares of common stock outstanding for Andrx common stock including dilutive common stock equivalents. The anti-dilutive weighted average stock options to purchase shares of Andrx common stock were excluded in computing diluted earnings per share because their effects were anti-dilutive for the respective periods.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
             (in thousands, except for share and per share amounts)



         A reconciliation of the denominators of basic and diluted earnings per share of Andrx common stock is as follows:

                                                     Three Months Ended
                                                           March 31,
                                                ------------------------------
                                                   2002                 2001
                                                ----------          ----------
Basic weighted average shares of
     common stock outstanding                   70,552,000          69,596,000

     Effect of dilutive items:
       Stock options                             1,765,000           2,322,000
                                                ----------          ----------

Diluted weighted average shares
     of common stock outstanding                72,317,000          71,918,000
                                                ==========          ==========

Anti-dilutive weighted average stock options     2,797,000           1,368,000
                                                ==========          ==========

         CYBEAR

         The shares used in computing net loss per share of Cybear common stock are based on the weighted average shares of Cybear common stock outstanding for the three months ended March 31, 2002 and 2001. As Cybear generated a net loss for the three month periods ended March 31, 2002 and 2001, all Cybear common stock equivalents were excluded from the Cybear calculation of diluted shares since the effects were anti-dilutive. For the three months ended March 31, 2002 and 2001, there were approximately 317,000 and 195,000 anti-dilutive weighted average stock options of Cybear common stock, respectively. All share and per share amounts of Cybear common stock give effect to the July 31, 2001 one-for-four reverse stock split.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
             (in thousands, except for share and per share amounts)


4. INCOME TAXES

         For the three months ended March 31, 2002, the Company provided $3,313 for income taxes, or 42% of income before income taxes. For the three months ended March 31, 2001, the Company provided $8,856 for income taxes, or 38% of income before income taxes. The Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes and amortization of intangible assets which is not deductible for tax purposes. Beginning on the effective date of the Reorganization, for tax purposes, Cybear's results of operations were included in the consolidated income tax returns of Andrx Corporation, as Andrx Corporation owned 100% of Cybear.

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

         Under the provisions of the tax sharing agreement related to the Reorganization, for financial statement purposes, at such time as Cybear achieves profitability, or is otherwise able to recognize its tax benefits under accounting principles generally accepted in the United States, if ever, Cybear will recognize the benefit of its accumulated income tax benefits (which had previously been utilized by Andrx) in its statement of operations with a corresponding decrease to Cybear's equity (i.e., effectively accounted for as a non-cash dividend). To the extent Andrx is profitable and is able to utilize such tax benefit and Cybear is generating losses, it is expected that Andrx's effective tax rate will be less than the statutory federal and state rate. If Cybear attains profitability or is otherwise able to recognize its tax benefits, Andrx's effective tax rate may be greater than the statutory federal and state income tax rate to the extent Cybear's then unreimbursed accumulated tax benefits that can be realized by Cybear (Andrx will then reverse the tax benefits previously recorded, i.e., effectively transferring such tax benefits to Cybear in the form of a non-cash equity transaction).

         In October 2000, Andrx and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by Andrx Corporation for specific tax benefits utilized by Andrx Corporation in connection with an election Cybear made on its 2000 and 1999 separate federal corporate tax returns to amortize certain product development expenses over a period of ten years. Such reimbursements from Andrx are accounted for by Cybear as a capital contribution. As a result of the supplement to the tax sharing agreement, Cybear may be reimbursed by Andrx for the after-tax effect of amortizing approximately $6,000 of such expenses over ten years. Through April 30, 2002, Andrx paid Cybear $379 related to this supplement to the tax sharing agreement.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
             (in thousands, except for share and per share amounts)



5. COMPREHENSIVE INCOME

The components of the Company's comprehensive income are as follows:

                                                 Three Months
                                                Ended March 31,
                                         ---------------------------
                                           2002               2001
                                         --------           --------

Net income                               $  4,513           $ 14,603
                                         --------           --------
Investments available-for-sale
    Unrealized gain (loss), net              (287)             1,248

    Income taxes                              107               (460)
                                         --------           --------
                                             (180)               788
                                         --------           --------

Comprehensive income                     $  4,333           $ 15,391
                                         ========           ========



6. SEGMENTS

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

      The Company operates in the following business segments:

      DISTRIBUTED PRODUCTS

      The Company distributes generic pharmaceuticals manufactured by third parties primarily through its in-house telemarketing staff primarily to independent pharmacies, non-warehousing chains and physician offices. The distributed products segment's operating results exclude participation in the distribution of Andrx bioequivalent products, which are included in the bioequivalent product segment. Through March 30, 2001, the distributed products segment includes sales related to the distribution of the bioequivalent version of Ventolin(R) (albuterol metered dose inhaler) manufactured by Armstrong Pharmaceuticals, Inc. ("Armstrong"). Net sales generated by the distribution of Armstrong's albuterol metered dose inhalers after the Company acquired certain assets of Armstrong on March 30, 2001 are excluded from the distributed products segment and are included in the bioequivalent products segment.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
             (in thousands, except for share and per share amounts)


         BIOEQUIVALENT PRODUCTS

         The Company researches and develops, manufactures and sells bioequivalent versions of selected controlled-release brand name pharmaceuticals utilizing its proprietary drug delivery technologies and bioequivalent versions of specialty, niche or immediate release pharmaceutical products. The bioequivalent products segment also includes legal costs associated with patent infringement litigation. Additionally, the bioequivalent products segment includes the operations of Armstrong after the acquisition of certain of its assets on March 30, 2001. Armstrong manufactures bioequivalent versions of albuterol metered dose inhalers under an approved Abbreviated New Drug Application ("ANDA") and also manufactures and sells such products under contract to one other pharmaceutical company. In addition, Armstrong manufactures products for other pharmaceutical companies under contract manufacturing arrangements.

         BRAND PRODUCTS

         The Company applies proprietary drug delivery technologies to the research and development of brand name controlled-release formulations of existing chemical entities. The brand products segment also includes (i) fees generated under an agreement with Geneva Pharmaceuticals ("Geneva"), a member of the Novartis Pharmaceutical Group, for specified brand products (which agreement was terminated in October 2001), (ii) payments to Geneva in connection with the termination of the agreement, (iii) sales of products from CTEX Pharmaceuticals, Inc. ("CTEX"), which Andrx acquired on January 23, 2001, (iv) starting in September 2001, sales of the Entex brand product line of cough and cold products which the Company purchased from an affiliate of the Elan Corporation, plc and
(v) starting in November 2001, sales of the hydrocodone pain products licensed from Mallinckrodt, a Tyco healthcare company, under the new trade name Anexsia.

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

         CORPORATE AND OTHER

         Corporate and other consists of corporate headquarters, including general and administrative expenses which include legal costs associated with antitrust matters, interest income and income taxes.

         The Company evaluates the performance of the segments after all intercompany sales are eliminated. The allocation of income taxes is not evaluated at the segment level.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
             (in thousands, except for share and per share amounts)


         The following table represents financial information by business segments:


                                                                As of and for the Three Months Ended
                                                                           March 31, 2002
                                    ----------------------------------------------------------------------------------------------
                                    Distributed    Bioequivalent       Brand                          Corporate
                                      Products       Products         Products        Internet         & Other        Consolidated
                                    -----------    -------------     ---------        ---------        -------        ------------
Revenues                             $ 127,272       $  49,717       $   5,662        $   2,133        $    --          $ 184,784
Income (loss) from operations           10,635          19,828         (13,576)          (3,855)        (7,437)             5,595
Equity in earnings of joint
   ventures                                 --             645              --               --             --                645
Interest income (expense), net              --              --              --              (27)         1,613              1,586
Depreciation and amortization              629           2,670             748            1,062             18              5,127
Capital expenditures                     1,423          13,586             232              119            203             15,563
Total assets, end of period            191,994         261,615          48,534           14,238        266,111            782,492




                                                                  As of and for the Three Months Ended
                                                                             March 31, 2001
                                    ----------------------------------------------------------------------------------------------
                                    Distributed    Bioequivalent       Brand                          Corporate
                                      Products        Products        Products        Internet         & Other        Consolidated
                                    -----------    -------------     ---------        ---------        -------        ------------
Revenues                            $ 107,031       $  39,827        $   8,901        $   1,583        $    --          $ 157,342
Income (loss) from operations          10,677          21,899           (4,142)          (4,778)        (3,673)            19,983
Equity in losses of joint ventures         --             (37)              --               --             --                (37)
Interest income                            --              --               --              212          3,301              3,513
Depreciation and amortization             755           1,538               46            1,531             20              3,890
Capital expenditures                      562          18,787               27               29              7             19,412
Total assets, end of period           174,377         161,542           34,984           35,470        291,342            697,715


7. SUPPLEMENTAL GROUP FINANCIAL STATEMENTS

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

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 (in thousands)

         Following are the separate supplemental unaudited consolidated financial statements for Andrx and Cybear:

ANDRX GROUP

(representing Andrx Corporation and subsidiaries other than Cybear) Unaudited Consolidated Balance Sheets



                                                              March 31,       December 31,
                                                                2002              2001
                                                              --------        ------------
ASSETS
Current assets
     Cash and cash equivalents                                $ 89,341          $ 61,077
     Investments available-for-sale, at market value           143,623           183,113
     Accounts receivable, net                                  115,105           128,697
     Inventories                                               173,235           161,691
     Deferred income tax assets, net                            30,851            30,745
     Prepaid and other current assets, net                      11,756            14,596
                                                              --------          --------

         Total current assets                                  563,911           579,919

Property, plant and equipment, net                             149,637           137,604
Goodwill, net                                                   33,981            32,345
Other intangible assets, net                                    16,561            17,025
Note receivable from Cybear Group                                2,030             2,001
Other assets                                                     4,863             5,413
                                                              --------          --------

         Total assets                                         $770,983          $774,307
                                                              ========          ========

LIABILITIES AND ANDRX GROUP EQUITY

Current liabilities
     Accounts payable                                         $ 49,607          $ 67,426
     Accrued and other liabilities                              66,062            62,809
                                                              --------          --------

         Total current liabilities                             115,669           130,235

Other liabilities                                                3,428             3,428
                                                              --------          --------

         Total liabilities                                     119,097           133,663

Commitments and contingencies

Andrx Group equity                                             651,886           640,644
                                                              --------          --------

         Total liabilities and Andrx Group equity             $770,983          $774,307
                                                              ========          ========


                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 (in thousands)


ANDRX GROUP

(representing Andrx Corporation and subsidiaries other than Cybear) Unaudited Consolidated Statements of Income


                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                               2002              2001
                                                            ---------          ---------
Revenues
     Distributed products                                   $ 127,272          $ 107,031
     Andrx products                                            54,536             44,754
     Other                                                        843              3,974
                                                            ---------          ---------

Total revenues                                                182,651            155,759
                                                            ---------          ---------

Operating expenses
     Cost of goods sold                                       126,840             93,721
     Selling, general and administrative                       36,439             22,953
     Research and development                                   9,922             14,324
                                                            ---------          ---------

Total operating expenses                                      173,201            130,998
                                                            ---------          ---------

Income from operations                                          9,450             24,761

Other income (expense)
     Equity in earnings (losses) of joint ventures                645                (37)
     Interest income, net                                       1,613              3,301
                                                            ---------          ---------

Income before income taxes                                     11,708             28,025

Income taxes                                                    3,313              8,856
                                                            ---------          ---------

Net income                                                  $   8,395          $  19,169
                                                            =========          =========


                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 (in thousands)



ANDRX GROUP

(representing Andrx Corporation and subsidiaries other than Cybear) Unaudited Consolidated Statements of Cash Flows


                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                      -----------------------------
                                                                                         2002               2001
                                                                                      ---------           ---------
Cash flows from operating activities
Net income                                                                            $   8,395           $  19,169
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                      4,065               2,359
       Undistributed equity in (earnings) losses of joint ventures                         (645)                 37
       Income tax benefits on exercises of Andrx stock options                            1,686               2,710
       Changes in operating assets and liabilities:
          Accounts receivable, net                                                       13,592              (6,813)
          Inventories                                                                   (11,544)              4,876
          Prepaid and other assets, net                                                   3,001                 964
          Accounts payable and accrued and other liabilities                            (15,494)            (16,248)
                                                                                      ---------           ---------

  Net cash provided by operating activities                                               3,056               7,054
                                                                                      ---------           ---------

Cash flows from investing activities
       Maturities of investments available-for-sale, net                                 39,310              15,369
       Purchases of property, plant and equipment                                       (15,444)            (19,383)
       Acquisition of CTEX Pharmaceuticals, Inc., net of cash acquired                       --             (11,135)
       Loans to former CTEX Pharmaceuticals, Inc. shareholders                               --              (3,697)
       Acquisition of certain assets of Armstrong Pharmaceuticals                            --             (18,218)
                                                                                      ---------           ---------

  Net cash provided by (used in) investing activities                                    23,866             (37,064)
                                                                                      ---------           ---------

Cash flows from financing activities
    Proceeds from issuances of shares of Andrx common stock under the
      employee stock purchase plan and from exercises of Andrx stock options              1,405               1,927
    Payments to Cybear Group for utilization of certain tax benefits                        (63)                 --
                                                                                      ---------           ---------

  Net cash provided by financing activities                                               1,342               1,927
                                                                                      ---------           ---------

Net increase (decrease) in cash and cash equivalents                                     28,264             (28,083)

Cash and cash equivalents, beginning of period                                           61,077             111,131
                                                                                      ---------           ---------

Cash and cash equivalents, end of period                                              $  89,341           $  83,048
                                                                                      =========           =========

Supplemental disclosure of cash paid during the period for:

       Income taxes                                                                   $     124           $      --
                                                                                      =========           =========

Supplemental disclosures of non-cash investing activities:

 Acquisition of CTEX Pharmaceuticals, Inc.
    Market value of Andrx common stock issued                                                             $  18,166
                                                                                                          =========
    Fair value of net liabilities assumed                                                                 $     537
                                                                                                          =========


                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 (in thousands)



CYBEAR GROUP
(representing Cybear Inc. and its subsidiaries)
Unaudited Consolidated Balance Sheets


                                                            March 31,      December 31,
                                                              2002            2001
                                                           ----------      ------------
ASSETS

Current assets
     Cash and cash equivalents                              $   111          $ 1,234
     Accounts receivable, net                                   811            1,203
     Prepaid and other current assets, net                      344              717
                                                            -------          -------

         Total current assets                                 1,266            3,154

Equipment, net                                                1,814            2,294
Goodwill, net                                                   367              324
Other intangible assets, net                                 10,760           11,280
Other assets                                                     31               35
                                                            -------          -------

         Total assets                                       $14,238          $17,087
                                                            =======          =======

LIABILITIES AND CYBEAR GROUP EQUITY

Current liabilities
     Accounts payable                                       $ 1,403          $ 1,435
     Accounts payable to Andrx Group                            699              179
     Accrued expenses                                         3,761            3,508
     Other liabilities                                        1,043            1,060
                                                            -------          -------

         Total current liabilities                            6,906            6,182


Note payable to Andrx Group                                   2,030            2,001
Other liabilities                                             1,871            1,654
                                                            -------          -------


         Total liabilities                                   10,807            9,837

Commitments and contingencies

Cybear Group equity                                           3,431            7,250
                                                            -------          -------

         Total liabilities and Cybear Group equity          $14,238          $17,087
                                                            =======          =======


                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 (in thousands)

CYBEAR GROUP
(representing Cybear Inc. and its subsidiaries)
Unaudited Consolidated Statements of Operations



                                                                  Three Months Ended
                                                                       March 31,
                                                              -------------------------
                                                                2002              2001
                                                              -------           -------
Revenues
     Cybearclub LC Internet product sales                     $ 1,238           $   925
     Portal services                                              737                --
     Application services                                         147               376
     Website development, hosting and other services               11               148
     Subscription services                                         --               134
                                                              -------           -------

Total revenues                                                  2,133             1,583
                                                              -------           -------

Operating expenses
     Cost of goods sold                                         1,142               871
     Network operations and operations support                    952             1,048
     Product development                                          880             1,429
     Selling, general and administrative                        1,952             1,482
     Depreciation and amortization                              1,062             1,531
                                                              -------           -------

Total operating expenses                                        5,988             6,361
                                                              -------           -------

Loss from operations                                           (3,855)           (4,778)

Other income (expense)
     Interest income (expense), net                               (27)              212
                                                              -------           -------

Net loss                                                      $(3,882)          $(4,566)
                                                              =======           =======



                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 (in thousands)



CYBEAR GROUP
(representing Cybear Inc. and its subsidiaries)
Unaudited Consolidated Statements of Cash Flows


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              -------------------------
                                                                               2002              2001
                                                                              -------           -------
Cash flows from operating activities
     Net loss                                                                 $(3,882)          $(4,566)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                          1,062             1,531
         Changes in operating assets and liabilities:
              Accounts receivable, net                                            425              (433)
              Prepaid and other assets, net                                        84                84
              Accounts payable and accrued and other liabilities                1,244               531
                                                                              -------           -------

Net cash used in operating activities                                          (1,067)           (2,853)
                                                                              -------           -------

Cash flows from investing activities
     Maturities of investments available-for-sale, net                             --             1,839
     Purchases of equipment                                                      (119)              (29)
     Advances to Mediconsult.com, Inc.                                             --            (2,071)
     AHT Corporation note receivable and investment                                --               234
                                                                              -------           -------

Net cash used in investing activities                                            (119)              (27)
                                                                              -------           -------

Cash flows from financing activity
     Payments from Andrx for utilization of certain tax benefits                   63                --
                                                                              -------           -------

Net decrease in cash and cash equivalents                                      (1,123)           (2,880)
Cash and cash equivalents, beginning of period                                  1,234             4,478
                                                                              -------           -------

Cash and cash equivalents, end of period                                      $   111           $ 1,598
                                                                              =======           =======



                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
             (in thousands, except for share and per share amounts)


RELATED INTERGROUP TRANSACTIONS

INTERGROUP ELIMINATIONS

         Transactions between the groups are eliminated in consolidation.

CYBEARCLUB LC

         In August 1999, Cybear commenced the Cybearclub LC joint venture ("Cybearclub") with Andrx intended to distribute healthcare products to physician offices through the Internet. Capital contributions to, distributions from and net income or loss generated by Cybearclub are allocated in proportion to Cybear Group's and Andrx Group's interests in the joint venture. Such interests are 55% to Cybear Group and 45% to Andrx Group. Cybearclub is managed by and under the direction of a management committee comprised of five members. Three members are appointed by Cybear Group and two members are appointed by Andrx Group. Based on its majority ownership and majority representation on the management committee of Cybearclub, Cybear Group controls Cybearclub. Accordingly, Cybear Group consolidates the accounts of Cybearclub, and Andrx Group utilizes the equity method of accounting for its investment in Cybearclub.

         To help achieve Cybearclub's objective of having physician offices purchase products through the Internet, Cybearclub initiated a dual strategy of using Andrx Group telemarketers to induce physician offices, including Andrx Group's physician customers, to begin placing orders with Cybearclub, and to then transition those physician offices from being purchasers who place their orders with telemarketers into customers who place orders directly through the Internet.

         Through Cybearclub, Cybear generated $1,238 in revenues for the three months ended March 31, 2002, as compared to $925 for the three months ended March 31, 2001. Cybearclub revenues for the three months ended March 31, 2002 and 2001, consisted solely of physicians Internet sales reported as "Cybearclub LC Internet Product Sales".

         As part of its operations, Andrx purchases products from outside vendors and distributes them to pharmacies and physicians with whom it generally contacts through telemarketers. In connection with Cybearclub, Andrx sells some of those products to Cybearclub at cost and charges Cybearclub for certain fulfillment and back office operations such as purchasing, warehousing and distribution, as well as customer service and telemarketing activities. As negotiated by the parties, such services were charged at a rate of 6% of gross sales for the three months ended March 31, 2002 and 2001. The current rate of 6% could increase if Cybearclub achieves certain quarterly gross sales levels. For the three months ended March 31, 2002 and 2001, Andrx charged Cybearclub $75 and $57, respectively, for the services it provided.

         Cybearclub operations resulted in net income of $32 and net loss of $83 for the three months ended March 31, 2002 and 2001, respectively, for which Cybear recorded Andrx minority interest expense of $14 and minority interest income of $37, for the three months ended March 31, 2002 and 2001, respectively.

INTERGROUP REVENUE

         For the three months ended March 31, 2002 and 2001 there was no intergroup revenue.

MANAGEMENT SERVICES

         Cybear Group and Andrx Group have a corporate services agreement whereby Andrx Group provides Cybear Group with various management services. For the three months ended March 31, 2002 and 2001, Cybear Group incurred amounts for these services based upon mutually agreed upon allocation methods. Management believes that the amounts incurred for these services approximate fair value. Costs for such services were $30 for the three months ended March 31, 2002 and 2001, respectively.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
             (in thousands, except for share and per share amounts)

INTERGROUP ACCOUNTS PAYABLE

         Accounts payable to Andrx Group in Cybear Group's unaudited consolidated balance sheets represents amounts payable to Andrx Group for the purchase of the products sold by Cybear Group and services provided by Andrx Group.

INTERGROUP NOTE

         Note payable to Andrx Group in Cybear Group's consolidated balance sheet and note receivable from Cybear Group in Andrx Group's consolidated balance sheet, represent amounts under an unsecured revolving line of credit between Andrx Group and Cybear Group, entered into in March 2001, and expiring on March 31, 2004. In April 2002, the agreement was amended to eliminate the amount of time between draws. As of March 31, 2002, and December 31, 2001, the note payable to Andrx Group was $2,030 and $2,001, respectively with an interest rate of prime plus 1%. Subsequent to March 31, 2002, Cybear Group required additional cash to fund its operations and extinguish other liabilities which resulted in an additional $1,850 being drawn on the line of credit. As of May 10, 2002, the note payable to Andrx Group was $3,893, including accrued interest. Cybear Group must maintain certain covenants, as defined in the agreement, as amended. As of March 31, 2002, Cybear Group was in compliance with all of the covenants of this agreement. For the three months ended March 31, 2002, $29 of interest expense was accrued on the loan.

TAX SHARING AGREEMENT

         Andrx and Cybear have entered into a tax sharing agreement, as supplemented, in connection with the Reorganization. Through April 30, 2002, Andrx Group paid Cybear $379 related to this supplement to the tax sharing agreement (see Note 4).

8. LITIGATION AND CONTINGENCIES

         The following updates the litigation and contingencies disclosure from the disclosure contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended. Such information contained therein should be read in conjunction with the following for a complete discussion of litigation and contingencies.

         TIAZAC LITIGATION

         On April 19, 2002, in the consolidated litigation relating to Andrx's bioequivalent version of Tiazac pending in the U.S. District Court for the Southern District of Florida, the Court issued two orders, the first of which approved and adopted the terms of the stipulation entered into by Biovail Corporation ("Biovail") and the Company in April 2002 and dismissed Biovail's patent infringement claim with prejudice. The second order was an omnibus order that, among other things, directs the Company to show cause why Biovail's motion for summary judgment dismissing the Company's antitrust claim, for lack of standing, should not be granted.

         NAPRELAN LITIGATION

         In April 2002, partly in response to a motion brought by Elan Corporation, PLC ("Elan"), requesting the U.S. District Court for the Southern District of Florida to reconsider its ruling invalidating Elan's patent for Naprelan, the Company filed a cross-motion requesting the Court to amend the final judgment entered in favor of the Company on March 14, 2002 by deciding the Company's counterclaims relating to the additional issues of patent infringement, inequitable conduct and public use as an additional ground for patent invalidity.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
             (in thousands, except for share and per share amounts)



         REMERON LITIGATION

         On April 17, 2002, Organon Inc. and Akzo Nobel N.V. filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of the ANDA filed by the Company with the U.S. Food and Drug Administration ("FDA") for its bioequivalent version of Remeron(R) (mirtazapine). Subsequently, plaintiffs filed a motion with the Judicial Panel on Multidistrict Litigation requesting that its case against the Company be transferred as a tag-along action for coordinated or consolidated pretrial proceedings to the U.S. District Court for the District of New Jersey where other actions involving the same patent are pending. The Company has not yet filed a response to the suit, but believes that its product does not infringe the patent at issue.

         CLARITIN D-24 LITIGATION

         On April 18, 2002, the judge assigned to the Claritin D-24 litigation between the Company and Schering-Plough Corporation in the U.S. District Court for New Jersey recused himself and the case was reassigned to the Chief Judge of the District Court. The summary judgment motions filed by both parties, which were originally scheduled for April 18-19, 2002, were never held. The District Court has yet to notify the Company of when the summary judgment motions will be rescheduled.

         SECURITIES LITIGATION

         In addition to the action filed by Ronald Kassover as described in the Form 10-K for the year ended December 31, 2001, as amended, eight additional putative securities fraud class actions have been filed against the Company and certain of its officers and directors in the U.S. District Court for the Southern District of Florida, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints in each of these actions essentially reiterate the claims asserted in the Kassover lawsuit and seek essentially the same relief as the initial action.

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

    Andrx currently manufactures and sells internally developed products, including Cartia XT(R) and Diltia XT(R), bioequivalent versions of Cardizem(R) CD and Dilacor XR(R), respectively, as well as its bioequivalent versions of Glucophage(R) and K-Dur(R). Andrx also sells other bioequivalent and brand products which it has acquired or licensed from third parties, including Ventolin(R) (albuterol metered dose inhalers), the CTEX products, the Entex cough and cold lines and the Anexsia pain product line.

    Through its distribution operations, Andrx primarily sells bioequivalent drugs manufactured by third parties primarily to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and physicians' offices. These operations are also used for the marketing of Andrx's and its collaborative partners' products.

    Through Cybear, Andrx seeks to use the Internet to (i) aggregate information for physicians; (ii) improve the efficiency of administrative and communications tasks for physicians; and (iii) address the healthcare industry's critical need for secure and reliable transmission of information.

ANDRX CORPORATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 ("2002 QUARTER"), AS COMPARED TO THE
   THREE MONTHS ENDED MARCH 31, 2001 ("2001 QUARTER")

         For the 2002 Quarter, the Company generated net income of $4.5 million, as compared to net income of $14.6 million for the 2001 Quarter. As a result of the Reorganization, for the 2002 Quarter, $8.4 million of net income was allocated to Andrx Group and $3.9 million of net loss was allocated to Cybear Group. For the 2001 Quarter, $19.2 million of net income was allocated to Andrx Group and $4.6 million of net loss was allocated to Cybear Group.

REVENUES

         Total revenues increased by 17.4% to $184.8 million for the 2002 Quarter, as compared to $157.3 million for the 2001 Quarter.

         Net sales from distributed products increased by 19.0% to $128.5 million for the 2002 Quarter, as compared to $108.0 million for the 2001 Quarter. For the 2001 Quarter, sales of distributed products includes $5.3 million of sales of the Company's distribution of the bioequivalent version of Ventolin (albuterol metered dose inhalers) manufactured by Armstrong Pharmaceuticals ("Armstrong"). The Company completed its acquisition of this product as part of the acquisition of certain of Armstrong's assets on March 30, 2001. Sales of Armstrong's albuterol metered dose inhalers after the acquisition date are included in Andrx products sales. The increase in sales from distributed products reflects an increase in sales to existing and new customers, generally offset by overall price declines. Net sales for distributed products for the 2002 Quarter decreased to $128.5 million from $145.8 million for the fourth quarter of 2001 largely due to the January 2002 expiration of marketing exclusivity for generic Prozac. At the end of that exclusivity period, numerous generic manufacturers entered the market, resulting in a price decline in excess of 90%.

         Net sales of Andrx products increased by 21.9% to $54.5 million for the 2002 Quarter, as compared to $44.8 million for the 2001 Quarter. In the 2002 Quarter, net sales of Andrx products consisted of $49.0 million of Andrx bioequivalent products and $5.5 million of Andrx brand products, as compared to $39.7 million of Andrx bioequivalent products and $5.1 million of Andrx brand products for the 2001 Quarter.

         For the 2002 Quarter, net sales of Andrx bioequivalent products of $49.0 million included sales of the Company's bioequivalent versions of Cardizem CD, Dilacor XR, Ventolin metered dose inhalers and commencing January 26, 2002, Andrx's bioequivalent version of Glucophage, as compared to $39.7 million in net sales of Andrx bioequivalent products in the 2001 Quarter. In the 2002 Quarter, net sales of Andrx's bioequivalent products included $11.3 million in net sales for the launch and pipeline fill of Andrx's bioequivalent version of Glucophage which was launched into a very competitive environment, resulting in relatively low selling prices and low gross margins.

         For the 2002 Quarter, net sales of Andrx brand products were $5.5 million, as compared to $5.1 million in the 2001 Quarter. Net sales of Andrx brand products commenced January 23, 2001 with the acquisition of CTEX. Net sales of Andrx brand products in the 2002 Quarter include sales generated from the CTEX products, the Entex cough and cold lines and the Anexsia pain product line.

         The Company generated $1.7 million of other revenues in the 2002 Quarter, as compared to $4.6 million in the 2001 Quarter. Other revenues for the 2002 Quarter primarily represented revenues from contract manufacturing at Andrx's Massachusetts facility which decreased in comparison to the 2001 fourth quarter. This decline in other revenues was a result of a decrease in contract manufacturing services for Alpharma USPD, Inc. ("Alpharma"). In March 2002, Alpharma recalled certain of the Epinephrine Mist products manufactured by Armstrong. Andrx is currently investigating this matter. For the 2001 Quarter, other revenues of $4.6 million included primarily $3.0 million per quarter in the then recurring license fees from Geneva. The agreement with Geneva was terminated in October 2001.

GROSS PROFIT/GROSS MARGIN

         In the 2002 Quarter, total revenues generated total gross profit of $56.8 million with a total gross margin of 30.7%, as compared to total gross profit of $62.8 million with a total gross margin of 39.9% in the 2001 Quarter.

         In the 2002 Quarter, net sales of distributed products generated $23.3 million of gross profit with a gross margin of 18.1%, as compared to $22.5 million of gross profit with a gross margin of 20.8% for the 2001 Quarter. Such levels of gross margin are at the higher end of the historical range. Historically, gross margins on sales of distributed products range between 14%-21%.

         In the 2002 Quarter, net sales of Andrx products generated $32.4 million of gross profit with a gross margin of 59.4% compared to $35.6 million of gross profit with a gross margin of 79.7% for the 2001 Quarter.

         In the 2002 Quarter, within Andrx products, Andrx's bioequivalent products generated $29.4 million of gross profit with a gross margin of 60.0%, as compared to $31.6 million of gross profit with a gross margin of 79.8% in the 2001 Quarter. The 2002 Quarter includes Andrx's bioequivalent version of Glucophage, which was launched into a highly competitive market with relatively low selling prices and low gross margins. As a result of the expansion of manufacturing facilities in anticipation of new product launches and delays in the launches of Andrx's bioequivalent versions of Prilosec, Tiazac, and Naprelan, through the 2002 Quarter, the Company incurred costs of approximately $2.0 million, included in cost of goods sold in the 2002 Quarter, relating to unabsorbed manufacturing costs at its Florida manufacturing facilities. Such manufacturing costs will be absorbed in the future as the Company increases production levels related to launches of Andrx products into the marketplace. Similarly, in connection with the increase in competition for Andrx's bioequivalent version of Ventolin through the 2002 Quarter, the Company experienced a decrease in net sales and lower gross margins, as well as a related decrease in production levels. The Company incurred costs of approximately $1.9 million, included in cost of goods sold in the 2002 Quarter, relating to unabsorbed manufacturing costs at its Armstrong manufacturing facility in Massachusetts. The Company is taking measures to reduce certain levels of these unabsorbed manufacturing costs. If there is an increase in market demand for Ventolin and the Company increases production levels to manufacture additional quantities of its bioequivalent product to match that increase in market demand, some current excess capacity may be utilized. Additionally, in the future, the Company may be able to increase efficiency at its Massachusetts facility by manufacturing other inhalation products, which are currently under development.

         In the 2002 Quarter, within Andrx products, Andrx's brand products generated $3.0 million of gross profit with a gross margin of 54.2%, as compared to $4.0 million of gross profit with a gross margin of 78.6% in the 2001 Quarter. Cost of goods sold in the 2002 Quarter includes royalties paid on the net sales of the Anexsia pain product line and the Entex cough and cold lines, as well as amortization of the product rights for the CTEX, Entex and Anexsia products.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

         SG&A expenses were $36.4 million, or 19.7% of total revenues for the 2002 Quarter, as compared to $23.0 million, or 14.6% of total revenues for the 2001 Quarter. SG&A expenses include expenses related to the administration, marketing, selling and warehousing of distributed and Andrx products, the establishment of brand sales and marketing efforts, royalties to the Company's Co-Chairman and former Chief Scientific Officer related to sales of the Company's bioequivalent version of Cardizem CD, as well as corporate overhead and legal costs with respect to patent infringement matters related to the Company's ANDA filings and antitrust matters. The increase in SG&A expenses in the 2002 Quarter, as compared to the 2001 Quarter, was primarily the result of an increase in sales of distributed and Andrx products, the building of the brand sales and marketing infrastructure, including the CTEX sales force, and an increase in legal costs with respect to patent infringement and antitrust matters. The Company's sales force will market the current Andrx brand products, including the CTEX products, the Entex cough and cold product lines and the Anexsia pain product line, as the Company continues to prepare its sales force for the anticipated launch of its first internally developed NDA product, Altocor, a high-potency, extended-release lovastatin. The launch of Altocor is possible in the second quarter of 2002, but a third quarter 2002 launch appears more probable. The Company is considering increasing the number of sales representatives from 280 as of March 31, 2002 up to 500 within 12 to 18 months after the Altocor launch. The Company is also exploring entering into co-promotional arrangements.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

         R&D expenses were $9.9 million, or 18.2% of Andrx products sales in the 2002 Quarter, as compared to $14.3 million, or 32.0% of Andrx products sales in the 2001 Quarter. R&D expenses reflects the Company's continued commercialization efforts in its bioequivalent (ANDA) and brand name (NDA) development programs. Though no new ANDAs were filed in the 2002 Quarter the Company anticipates filing an NDA for Metformin XT during the second half of 2002 and filing at least ten ANDAs during the remainder of 2002. Additionally, consistent with Andrx's 2002 plan, R&D expenses will be higher in the future quarters of 2002 as Andrx anticipates incurring approximately $55 million in R&D expenses during 2002.

CYBEAR INTERNET OPERATING EXPENSES

         Through Cybear, the Company incurred $4.8 million of Internet operating expenses in the 2002 Quarter, as compared to $5.5 million in the 2001 Quarter. Cybear Internet operating expenses represent Cybear's operating expenses which include network operations and operations support, product development, SG&A and depreciation and amortization and exclude cost of goods sold and intergroup eliminations. The decrease in Cybear Internet operating expenses was primarily due to reductions in personnel and other expenses associated with the consolidation and closing of the Ft. Washington, PA and Tarrytown, NY locations. See the discussion of Cybear's operating results.

EQUITY IN EARNINGS (LOSSES) OF JOINT VENTURES

         The Company generated $645,000 of equity in earnings of its joint ventures in the 2002 Quarter, compared to $37,000 of equity in losses of its joint ventures in the 2001 Quarter. For the 2002 Quarter, equity in earnings of its joint ventures was the result of sales of the ANCIRC Pharmaceuticals ("ANCIRC"), (Andrx's 50/50 joint venture with Watson Pharmaceuticals, Inc.), bioequivalent versions of Oruvail and Trental and sales of the bioequivalent version of Pepcid launched by CARAN (Andrx's 50/50 joint venture with Carlsbad Technology, Inc., offset by operating expenses. For the 2001 Quarter, equity in losses of its joint ventures was the result of operating expenses, offset by net sales of the ANCIRC bioequivalent version of Trental.

INTEREST INCOME

         The Company generated interest income of $1.6 million in the 2002 Quarter, as compared to $3.5 million in the 2001 Quarter. The decrease in interest income is the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained during the 2002 Quarter and lower interest rates, compared to the 2001 Quarter. The Company invests in taxable and tax-free investment-grade interest bearing securities.

INCOME TAXES

         For the 2002 Quarter, the Company provided income taxes of $3.3 million, or 42% of income before income taxes. For the 2001 Quarter, the Company provided $8.9 million for income taxes, or 38% of income before income taxes. The Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes and amortization of intangible assets which is not deductible for tax purposes. Additionally, in connection with the Reorganization Cybear and other members of the Andrx Corporation consolidated group entered into, among other things, a federal and state tax sharing agreement. See Note 4 to the Notes to Unaudited Consolidated Financial Statements.

WEIGHTED AVERAGE SHARES OUTSTANDING

         The basic and diluted weighted average shares of Andrx common stock outstanding were 70.6 million and 72.3 million, respectively, in the 2002 Quarter, as compared to 69.6 million and 71.9 million, respectively, in the 2001 Quarter. Such increases resulted primarily from stock option exercises.

         The basic and diluted weighted average shares of Cybear common stock outstanding were 6.7 million for the 2002 Quarter and 3.8 million for the 2001 Quarter. For the 2002 Quarter, Cybear common stock includes the 2.9 million shares issued in conjunction with the acquisition of Mediconsult. The basic and diluted weighted average shares of Cybear common stock included herein give effect to the July 2001 one-for-four reverse stock split of Cybear common stock.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, the Company had $233.1 million in cash, cash equivalents and investments available-for-sale, and $443.3 million of consolidated working capital.

OPERATING ACTIVITIES

         Net cash provided by operating activities was $2.0 million in the 2002 Quarter, as compared to $4.2 million in the 2001 Quarter.

         In the 2002 Quarter, net cash provided by operating activities of $2.0 million includes net income of $4.5 million; income tax benefits related to exercises of stock options of $1.7 million; a decrease in accounts receivable of $14.0 million and prepaids and other assets, net of $3.6 million; offset by increases in inventories of $11.5 million and decreases in accounts payable and accrued and other liabilities of $14.8 million. In addition, the 2002 Quarter also includes depreciation and amortization of $5.1 million, offset by undistributed equity in earnings of joint ventures of $645,000.

         In the 2001 Quarter, net cash provided by operating activities of $4.2 million includes net income of $14.6 million; income tax benefits related to exercises of stock options of $2.7 million; decreases in inventories of $4.9 million and prepaids and other assets, net of $874,000, offset by an increase in accounts receivable of $7.2 million and decreases in accounts payable and accrued and other liabilities of $15.5 million. In addition, the 2001 Quarter also includes depreciation and amortization of $3.9 million.

INVESTING ACTIVITIES

         Net cash provided by investing activities was $23.7 million in the 2002 Quarter, as compared to net cash used in investing activities of $37.1 million in the 2001 Quarter.

         In the 2002 Quarter, net cash provided by investing activities of $23.7 million consisted of $39.3 million in maturities of investments available-for-sale, offset by purchases of property, plant and equipment of $15.6 million.

         In the 2001 Quarter, net cash used in investing activities of $37.1 million consisted primarily of $19.4 million in purchases of property, plant and equipment, $11.1 million in the acquisition of CTEX net of cash acquired, $3.7 million in loans to former CTEX shareholders, $18.2 million in the acquisition of certain assets of Armstrong, and $2.1 million in advances to Mediconsult, offset by $17.2 million in maturities of investments available-for-sale.

FINANCING ACTIVITIES

         Net cash provided by financing activities was $1.4 million in the 2002 Quarter, as compared to $1.9 million in the 2001 Quarter, which consisted of proceeds from issuances of shares of Andrx common stock from exercises of Andrx stock options and in the 2002 Quarter also included proceeds from issuances of shares of Andrx common stock under the employee stock purchase plan.

FUTURE COMMITMENTS

         Andrx anticipates that its cash requirements will continue to increase, due to the completion of construction of its research and development, manufacturing and corporate facilities, including the acquisition of related equipment. Andrx also from time to time considers purchasing additional facilities for expansion. In the second half of 2002, Andrx intends to occupy an additional distribution facility in Ohio, which will require the purchase of additional distribution inventories to initially stock this facility. Andrx Corporation anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future.

    OUTLOOK

         The Company anticipates that it will continue to face a number of issues in the second quarter of 2002. Absent the launch of a significant additional bioequivalent product in the second quarter of 2002, operating results for the second quarter of 2002 will be lower, and may be significantly lower, than the operating results for the 2002 Quarter.

         DISTRIBUTED PRODUCTS

         During the 2002 Quarter, the Company generated $128.5 million in net sales of distributed products. The Company's pharmaceutical distribution operation has a history of consistent quarterly sequential growth as a result of, among other things, the Company's continued penetration of the market servicing independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and, to a lesser extent, physician offices. The Company believes that it will be able to continue to expand in this market, both in terms of per store volume and customer locations, particularly following the opening of its Ohio distribution center in the second half of 2002.

         Nevertheless, the ability of the Company to provide consistent sequential quarterly growth is affected, in large part, by the Company's participation in the launch of new products by other generic manufacturers. As such, the Company's growth in its pharmaceutical distribution operation is related to the overall growth in the generic industry. As new and existing products encounter competition, sales prices of such products typically decline.

         The Company's distribution operation will participate in the launch of Andrx's bioequivalent products. For external reporting purposes, however, this segment's financial results do not include its participation in the distribution of Andrx bioequivalent products. Such sales are classified as Andrx product sales in the Company's Consolidated Statements of Income.

         ANDRX BIOEQUIVALENT PRODUCTS

         During the 2002 Quarter, the Company generated net sales of $49.0 million from its bioequivalent products (including sales by the Company's distribution operations of Andrx's bioequivalent products), which included $11.3 million in the launch and pipeline fill of the Company's bioequivalent version of Glucophage which was launched simultaneously with numerous other generic manufacturers into a very competitive environment with relatively low selling prices and low gross margins. The Company's bioequivalent products generated gross profits of $29.4 million and a gross margin of 60.0%.

         The bioequivalent pharmaceutical industry is highly competitive and selling prices are often subject to significant and rapid declines from competition among existing or new bioequivalent manufacturers entering the market. Since the launch of Andrx's bioequivalent version of Cardizem CD in 1999 with 180-days of marketing exclusivity, there have only been two additional bioequivalent manufacturers of this product. As a result, Andrx's bioequivalent version of Cardizem CD continues to generate significant net sales and gross profits and materially contributes to Andrx's overall current level of profitability. In the second quarter of 2002, Andrx's bioequivalent version of Cardizem CD is expected to face continued, if not increased, competition from other generic manufacturers.

         The Company believes that its bioequivalent controlled-release products will face more modest competition than other bioequivalent products due to the limited number of competitors having the scientific and legal expertise, and financial resources, required to develop and bring these products to market. To a lesser extent, the Company also believes that its specialty or niche bioequivalent products will also face less competition than bioequivalent products generally. The Company believes that these competitive barriers, combined with the synergistic value derived from the Company's pharmaceutical distribution operation, will better enable it to compete in the highly competitive bioequivalent product marketplace.

         Currently, Andrx's overall level of profitability remains dependant on a relatively small number of products. If these Andrx products and particularly Andrx's bioequivalent version of Cardizem CD were to experience increased competition from existing and/or new competitors with accompanying price reductions and/or reduced market shares, Andrx's operating results would be materially adversely affected. In the 2002 Quarter, continued increased competition resulted in reduced market share for the Company's bioequivalent version of Ventolin, adversely affecting the Company's quarterly financial results and sales of Ventolin are not expected to increase. Other issues facing Andrx in the second quarter of 2002 include an anticipated decrease of revenues for Andrx's bioequivalent version of Glucophage, as the 2002 Quarter pipeline fill will be absent and a relatively low level of sales for Andrx's bioequivalent version of K-Dur, launched in April 2002 into a market which already included three other bioequivalent competitors. K-Dur is therefore not anticipated to be a significant contributor to Andrx's earnings.

         The Company anticipates launching a number of new bioequivalent products during 2002 including Tiazac, Wellbutrin SR and Zyban in the second half of the year. Other potential product launches in 2002 include bioequivalent versions of Prilosec, Naprelan, Procardia XL and other undisclosed specialty or niche products. The timing of these product launches is dependent upon a number of factors including factors outside of the Company's control. These factors include new Orange Book patent listings and related patent infringement litigation, the expiration of other's exclusivity rights, the receipt of FDA final marketing approval, a perceived or predicted favorable resolution to any pending or potential patent litigation, and the successful scale-up and manufacture of such products. The net sales and gross profits to be generated by these new products will also be affected by the degree of competition the Company's products encounter, particularly after the expiration of any 180-day exclusivity period that the Company anticipates having, the rate of generic substitution for the Company's bioequivalent products, the extent managed care organizations and others are able to convert patient usage of the Company's bioequivalent products (especially omeprazole) from other branded products in the same therapeutic class, and the Company's ability to manufacture sufficient quantities of its products to meet demand. Factors affecting that ability include the presence or absence and degree of competition, additional demand that may come from the conversion of other products in the same therapeutic class, and the cumulative demand for Andrx products.

         ANDRX BRAND PRODUCTS

         In 2002, the Company anticipates launching Altocor, its first internally developed brand product. Altocor will compete in the statin market, which had approximately $12 billion in U.S. sales in 2001. While the launch of Altocor is possible in the second quarter of 2002, a third quarter launch appears more probable. However, the Company will begin to incur Altocor promotional expenses in the second quarter of 2002.

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

         In connection with existing brand products, net sales in 2002 will be recognized to the extent that they are reasonably pulled through the distribution channel. Additionally, as most net sales from current Andrx brand products primarily relate to cough and cold products, such net sales are subject to seasonality. Moreover, since the Company expects to dedicate its sales force's efforts to Altocor, net sales of other Andrx brand products could be adversely affected in future periods.

         OTHER REVENUES

         In March 2002, Alpharma, for whom Armstrong performs contract manufacturing, notified Armstrong that certain of the Epinephine Mist products manufactured by Armstrong were recalled. Andrx is currently investigating this matter.

         COST OF GOODS SOLD

         In anticipation of projected 2002 bioequivalent product launches, the Company expanded its manufacturing facilities. As certain launches were delayed, the Company incurred unabsorbed manufacturing costs at its Florida manufacturing facilities which are included in cost of goods sold. It is anticipated that these manufacturing costs will be absorbed in the future as additional products are manufactured and launched. In addition, as a result of the increased competition which the Company's bioequivalent version of Ventolin encountered during the 2002 Quarter, the Company experienced a decline in sales and gross margins and a decrease in production levels for this product in the 2002 Quarter. As a result, the Company incurred unabsorbed manufacturing costs at its Massachusetts manufacturing facility, which are similarly included in cost of goods sold. The Company is taking measures to reduce certain levels of these manufacturing costs and to improve efficiency of this facility and in the future may manufacture other inhalation products that are currently under development.

         SG&A EXPENSES

         The Company's SG&A expenses are related to the level of sales and the sales product mix which includes distributed products, Andrx bioequivalent products and Andrx brand products. The Company anticipates that its SG&A expenses will be significantly greater in 2002 than in 2001. That increase is primarily the result of anticipated bioequivalent product launches in 2002, additional operating expenses related to the Ohio distribution facility, the existence of a brand sales force throughout 2002, increases in legal costs with respect to patent infringement and antitrust matters and expenses related to the promotion of Altocor. The Company's brand sales effort commenced in January 2001 with the acquisition of approximately 90 sales representatives in the CTEX acquisition. Through the 2002 Quarter, the Company increased the number of sales representatives to approximately 280. The Company is also considering increasing the number of sales representatives up to 500 within 12 to 18 months after the Altocor launch. The Company is also exploring entering into co-promotional arrangements. The launch of Altocor is possible in the second quarter of 2002, but a third quarter launch appears more probable. However, the Company will begin to incur Altocor promotional expenses in the second quarter of 2002. Altocor promotional expenses, which are expensed as incurred, will be periodically evaluated throughout 2002 following consideration of, among other things, the launch of the Company's bioequivalent versions of Wellbutrin SR, Zyban and Prilosec and any co-promotional arrangements for Altocor. The Company's sales force and planned promotional budget for 2002 are likely to be significantly less than those of its competitors.

         R&D EXPENSES

         Andrx anticipates that R&D expenses for 2002 will increase to approximately $55 million, as a result of continued spending in bioequivalent drug development (ANDA) and brand product development (NDA). Thus, R&D expenses for the 2002 Quarter of $9.9 million are relatively low, and higher R&D expenses are anticipated in the future quarters of 2002. Andrx currently expects that its 2002 R&D expenses will be allocated approximately 55% to bioequivalent products and 45% to brand products. R&D expenses will be periodically evaluated throughout 2002 following consideration of, among other things, the launch of the Company's bioequivalent versions of Wellbutrin SR, Zyban and Prilosec. If these launches were to occur, 2002 R&D expenses may be increased accordingly. Though no new ANDAs were filed in the 2002 Quarter, Andrx anticipates filing an NDA for Metformin XT during the second half of 2002 and at least ten ANDAs during the remainder of 2002.

         CYBEAR GROUP

         During the 2002 Quarter, Cybear revenues were primarily derived from revenues generated from Cybear's consolidation of the Cybearclub LC joint venture with Andrx (included in Distributed products sales in the Unaudited Consolidated Statements of Income) and application and portal services (included in Other revenues in the Unaudited Consolidated Statements of Income). By exploiting its physicians' user base and proprietary technology, Cybear believes that it may have the potential to generate revenue from multiple sources, including the licensing of ePrescribing software and electronic prescription process patents. Cybear's ability to generate significant revenues from all or any of these sources remains uncertain and there can be no assurance that Cybear can commercialize its products to generate any meaningful revenues and profits. Cybear has incurred net operating losses and negative cash flows from operating activities since its inception and may never achieve or sustain profitability.

         On March 28, 2002, the Company announced its plans to convert all of the outstanding shares of Cybear common stock into shares of Andrx common stock effective May 17, 2002. Though the Company believes there is value in Internet access to physicians, the Company does not believe that the Cybear business unit can survive as a stand alone profit center tracked by a separate class of common stock. Effective May 17, 2002, each outstanding share of Cybear common stock will be converted into 0.00964 of a share of Andrx common stock. Following the conversion, the businesses that comprise Cybear will operate within Andrx and the Andrx common stock will constitute the only outstanding common stock of Andrx Corporation. Going forward, after consummation of the conversion plan, Cybear's operating results will be reported within the single class of Andrx Corporation stock, under the symbol ADRX. The premium anticipated to be paid to Cybear stockholders for the conversion is approximately $500,000. Although such amount will not be included in net income, it will be included in EPS calculations and is estimated to have the effect of reducing Andrx Group's second quarter 2002 earnings per common share by approximately $0.01 on a basic and diluted basis. Conversely, the premium is estimated to have the effect of reducing Cybear Group's second quarter 2002 net loss per share by approximately $0.07 on a basic and diluted basis. Consolidated net income for Andrx Corporation will not be impacted by this conversion. The Company expects that the businesses of Cybear Group will generate approximately $5 million in net losses after the conversion for the balance of 2002. The anticipated reduced levels of net losses for the balance of 2002, as compared to net losses in 2001, are the results of efforts over the past year whereby Cybear Group's operations have been streamlined and consolidated. The Company intends to continue and may significantly increase and accelerate this process following the conversion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including those related to the allowance for doubtful accounts receivable, allowance for inventories, sales allowances, useful life or impairment of goodwill and other intangibles and deferred tax asset valuation allowances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its unaudited consolidated financial statements.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of its customers to make required payments. As of March 31, 2002, the Company had $123.6 million in accounts receivables offset by an allowance for doubtful accounts of $7.7 million. Accounts receivable generated from the Company's distribution operations, are principally due from independent pharmacies, pharmacy chains, pharmacy buying groups and physicians' offices. Accounts receivable generated from the Company's bioequivalent and brand product sales are principally due from a limited number of large warehousing pharmacy chains, wholesalers and large managed care customers. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, percentage of accounts receivable by aging category and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company also performs ongoing credit evaluations of its customers. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         ALLOWANCE FOR INVENTORIES

         As of March 31, 2002, the Company had $173.2 million in inventories. Inventories of pharmaceutical products consist primarily of finished goods held for distribution, and raw materials, work in process and finished goods of Andrx bioequivalent and brand products. As of March 31, 2002, the Company has approximately $48.5 million in raw materials, work in process and finished goods inventories relating to products that have either not been approved by the FDA or have not yet been launched. Included in the March 31, 2002 inventory of products not approved by the FDA or launched, was $1.6 million relating to the Company's bioequivalent version of K-Dur which the Company launched in April 2002. Inventories are stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution is based on purchase price, net of vendor discounts, rebates and other allowances, but excludes shipping, warehousing and distribution costs which are expensed as incurred as selling, general and administrative expenses in the statements of income. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, provisions are made to reduce inventories to their net realizable value.

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

         In the pharmaceutical industry, the practice is generally to grant customers the right to return or exchange purchased goods. In the generic pharmaceutical industry, this practice has resulted in generic manufacturers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory following decreases in the market price of the related generic pharmaceutical product. Due to the competitive nature of the generic pharmaceutical industry, prices to customers are subject to frequent and significant price declines from existing and new competitors. The determination to grant a credit to a customer following a price decrease is generally at the discretion of the Company, and generally not pursuant to contractual arrangements with customers. Accordingly, the Company makes significant accounting estimates, which include estimates of price declines and quantities shipped but still on customers' shelves, before the products pull through the distribution channel. The Company accrues an estimate for the sales allowances in the same period the sale is recognized and continually reviews such estimates.

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

         USEFUL LIFE OR IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

         Under the purchase method of accounting for acquisitions, goodwill represents the excess of purchase price over the fair value of the net assets acquired. As of March 31, 2002, the Company has $34.3 million of goodwill, net in the Unaudited Consolidated Balance Sheet. With the adoption of SFAS No. 142 in 2002, goodwill is subject to at least an annual assessment for impairment in value by applying a fair-value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value.

         Other intangible assets consist of brand product rights purchased from other pharmaceutical companies or acquired through the allocation of purchase price upon the acquisition of another entity, which are being amortized over periods ranging from three to ten years. Other intangible assets also consist of Cybear's physicians' network and trademarks, and patents relating to Cybear's electronic prescription process, which are being amortized over periods ranging from five to fourteen years. As of March 31, 2002, the Company has $27.3 million of other intangible assets, net in the Unaudited Consolidated Balance Sheet. Management established the amortization period based on an estimate of the period the assets would generate positive cash flow. Amortization is provided using the straight-line method over the estimated useful life. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE

         The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2002, the Company has a $7.2 million valuation allowance against the deferred tax assets generated by Cybear prior to the Reorganization. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize this deferred tax asset in the future, in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Alternatively, should the Company determine it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RECENT ACCOUNTING PRONOUNCEMENTS

         GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination). SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer subject to amortization. Instead, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair-value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as a cumulative effect of a change in accounting principle. The Company is currently completing its goodwill impairment test, which will be completed by June 30, 2002. The Company estimates that it will no longer be recording approximately $3.2 million in annual goodwill amortization in future periods. The Company believes adoption of the provisions of SFAS No. 142 will not have a material impact on the consolidated financial statements of the Company.

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

         LONG-LIVED ASSETS

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Adoption of the provisions of SFAS No. 144 did not have a material impact on the consolidated financial statements of the Company.

         CONSIDERATION BY A VENDOR TO A CUSTOMER

         In November 2001, the Emerging Issues Tasks Force ("EITF") issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)." This pronouncement addresses the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller). This pronouncement is effective for annual or intern periods beginning after December 15, 2001. Adoption of the provisions of EITF 01-09 did not have a material impact on the consolidated financial statements of the Company. Reclassification of amounts in prior periods was not required as the Company's accounting policy was consistent with the provisions of EITF 01-09.

         STOCK SPLITS

         On July 31, 2001, the Company implemented a one-for-four reverse stock split of Cybear common stock whereby each four shares of existing Cybear common stock were exchanged for one share of new Cybear common stock. All share and per share amounts of Cybear common stock included herein give effect to the one-for-four reverse stock split.

ANDRX GROUP

RESULTS OF OPERATIONS

2002 QUARTER, AS COMPARED TO THE 2001 QUARTER

         For the 2002 Quarter, Andrx generated net income of $8.4 million, as compared to net income of $19.2 million for the 2001 Quarter.

REVENUES

         Total revenues increased by 17.3% to $182.7 million for the 2002 Quarter, as compared to $155.8 million for the 2001 Quarter.

         Net sales from distributed products increased by 18.9%, to $127.3 million for the 2002 Quarter, as compared to $107.0 million for the 2001 Quarter. For the 2001 Quarter, sales from distributed products include $5.3 million of sales from Andrx's distribution of the bioequivalent version of Ventolin (albuterol metered dose inhaler) manufactured by Armstrong. Andrx completed its acquisition of this product as part of the acquisition of certain assets of Armstrong on March 30, 2001. Sales of Armstrong's albuterol metered dose inhaler after the acquisition date were included in Andrx products sales. The increase in sales from distributed products reflects an increase in sales to existing and new customers, generally offset by overall price declines. Net sales from distributed products for the 2002 Quarter decreased to $127.3 million from $144.7 million for the fourth quarter of 2001 largely due to the January 2002 expiration of marketing exclusivity for generic Prozac. At the end of that exclusivity period, numerous generic manufacturers entered the market, resulting in a price decline in excess of 90%.

         Net sales of Andrx products increased by 21.9%, to $54.5 million for the 2002 Quarter, as compared to $44.8 million for the 2001 Quarter. In the 2002 Quarter, net sales of Andrx products consisted of $49.0 million of Andrx bioequivalent products and $5.5 million of Andrx brand products, as compared to $39.7 million of Andrx bioequivalent products and $5.1 million of Andrx brand products for the 2001 Quarter.

         For the 2002 Quarter, net sales of Andrx bioequivalent products of $49.0 million included sales of Andrx's bioequivalent versions of Cardizem CD, Dilacor XR, Ventolin metered dose inhalers and commencing January 26, 2002, Andrx's bioequivalent version of Glucophage, as compared to $39.7 million in net sales of Andrx bioequivalent products in the 2001 Quarter. In the 2002 Quarter, net sales of Andrx bioequivalent products included $11.3 million in net sales for the launch and pipeline fill of Andrx's bioequivalent version of Glucophage which was launched into a very competitive environment, resulting in relatively low selling prices and low gross margins.

         For the 2002 Quarter, net sales of Andrx brand products were $5.5 million, as compared to $5.1 million in the 2001 Quarter. Net sales of Andrx brand products commenced January 23, 2001 with the acquisition of CTEX. Net sales of Andrx brand products in the 2002 Quarter include sales generated from the CTEX products, the Entex cough and cold lines and the Anexsia pain product line.

         Andrx generated $843,000 of other revenues in the 2002 Quarter, as compared to $4.0 million in the 2001 Quarter. Other revenues for the 2002 Quarter primarily represented revenues from Armstrong's contract manufacturing business at Andrx's Massachusetts facility which decreased in comparison to the 2001 fourth quarter. This decline in other revenues is a result of a decrease in contract manufacturing services for Alpharma. In March 2002, Alpharma recalled certain of the Epinephine Mist products manufactured by Armstrong. Andrx is currently investigating this matter. For the 2001 Quarter, other revenues consisted primarily of $3.0 million per quarter in the then recurring license fee from an agreement with Geneva. The agreement with Geneva was terminated in October 2001.

GROSS PROFIT/GROSS MARGIN

         In the 2002 Quarter, total revenues generated total gross profit of $55.8 million, with a total gross margin of 30.6%, as compared to total gross profit of $62.0 million, with a total gross margin of 39.8% in the 2001 Quarter.

         In the 2002 Quarter, net sales of distributed products generated $23.2 million of gross profit with a gross margin of 18.2%, as compared to $22.4 million of gross profit, with a gross margin of 20.9% for the 2001 Quarter. Such levels of gross margin are at the higher end of the historical range. Historically, gross margins on sales of distributed products range between 14%-21%

         In the 2002 Quarter, net sales of Andrx products generated $32.4 million of gross profit, with a gross margin of 59.4% compared to $35.6 million of gross profit, with a gross margin of 79.7% for the 2001 Quarter.

         In the 2002 Quarter, within Andrx products, Andrx's bioequivalent products generated $29.4 million of gross profit with a gross margin of 60.0%, as compared to $31.6 million of gross profit, with a gross margin of 79.8% in the 2001 Quarter. The 2002 Quarter includes Andrx's bioequivalent version of Glucophage, which was launched on January 26, 2002 into a highly competitive market with relatively low selling prices and low gross margins. As a result of the expansion of manufacturing facilities in anticipation of new product launches and delays in the launches of Andrx's bioequivalent versions of Prilosec, Tiazac, and Naprelan, through the 2002 Quarter, Andrx Group incurred costs of approximately $2.0 million, included in cost of goods sold in the 2002 Quarter, relating to unabsorbed manufacturing costs at its Florida manufacturing facilities. Such manufacturing costs will be absorbed in the future as Andrx increases production levels related to launches of Andrx products into the marketplace. Similarly, in connection with the increase in competition for Andrx's bioequivalent version of Ventolin through the 2002 Quarter, Andrx Group experienced a decrease in net sales and lower gross margins as well as a related decrease in production levels. Andrx Group incurred costs of approximately $1.9 million, included in cost of goods sold in the 2002 Quarter, relating to unabsorbed manufacturing costs at its Armstrong manufacturing facility in Massachusetts. Andrx is taking measures to reduce certain levels of these unabsorbed manufacturing costs. If there is an increase in market demand for Ventolin and Andrx increases production levels to manufacture additional quantities of its bioequivalent product to match that increase in market demand, some current excess capacity may be utilized. Additionally, in the future, Andrx Group may be able to increase efficiency at its Massachusetts facility by manufacturing other inhalation products, which are currently under development.

         In the 2002 Quarter, within Andrx products, Andrx's brand products generated $3.0 million of gross profit with a gross margin of 54.2%, as compared to $4.0 million of gross profit with a gross margin of 78.6% in the 2001 Quarter. Cost of goods sold in the 2002 Quarter includes royalties paid on the net sales of the Anexsia pain product line and the Entex cough and cold lines, as well as amortization of the product rights for CTEX, Entex and Anexsia products.

SG&A EXPENSES

         SG&A expenses were $36.4 million, or 20.0% of total revenues for the 2002 Quarter, as compared to $23.0 million, or 14.7% of total revenues for the 2001 Quarter. SG&A expenses include expenses related to the administration, marketing, selling and warehousing of distributed and Andrx products, the establishment of brand sales and marketing efforts, royalties to the Company's Co-Chairman and former Chief Scientific Officer related to sales of Andrx's bioequivalent version of Cardizem CD, as well as corporate overhead and legal costs with respect to patent infringement matters related to Andrx's ANDA filings and antitrust matters. The increase in SG&A expenses in the 2002 Quarter, as compared to the 2001 Quarter, was primarily the result of an increase in sales of distributed and Andrx products, the building of the brand sales and marketing infrastructure, including the CTEX sales force, and an increase in legal costs with respect to patent infringement and antitrust matters. The Andrx sales force will market the current Andrx Group brand products, including the CTEX products, the Entex cough and cold product lines and the Anexsia pain product line, as Andrx continues to prepare its sales force for the anticipated launch of its first internally-developed NDA product, Altocor, a high-potency, extended-release lovastatin. The launch of Altocor is possible in the second quarter of 2002, but a third quarter launch appears more probable. In connection with that launch Andrx is considering increasing the number of sales representatives from 280 as of March 31, 2002 up to 500 within 12 to 18 months after the Altocor launch. Andrx is also exploring entering into co-promotional arrangements.

R&D EXPENSES

         R&D expenses were $9.9 million, or 18.2% of Andrx products sales in the 2002 Quarter, as compared to $14.3 million, or 32.0% of Andrx products sales in the 2001 Quarter. R&D expenses reflect Andrx's continued commercialization efforts in its bioequivalent (ANDA) and brand name (NDA) drug development programs. Though no new ANDAs were filed in the 2002 Quarter Andrx anticipates filing an NDA for Metformin XT during the second half of 2002 and filing at least ten ANDAs during the remainder of 2002. Additionally, consistent with Andrx's 2002 plan, R&D expenses will be higher in the future quarters of 2002 as Andrx anticipates incurring approximately $55 million in R&D expenses during 2002.

EQUITY IN EARNINGS (LOSSES) OF JOINT VENTURES

         Andrx Group generated $645,000 of equity in earnings of its joint ventures in the 2002 Quarter compared to $37,000 of equity in losses of its joint ventures in the 2001 Quarter. For the 2002 Quarter, equity in earnings of its joint ventures was the result of sales of the ANCIRC bioequivalent versions of Oruvail and Trental and the CARAN bioequivalent version of Pepcid, offset by operating expenses. For the 2001 Quarter, equity in losses of its joint ventures was the result of operating expenses, offset by net sales of the ANCIRC bioequivalent version of Trental.

INTEREST INCOME

        Andrx generated interest income of $1.6 million in the 2002 Quarter, as compared to $3.3 million in the 2001 Quarter. The decrease in interest income is the result of a lower average level of cash, cash equivalents and investments available-for-sale maintained during the 2002 Quarter and lower interest rates, compared to the 2001 Quarter. Andrx invests in taxable and tax-free investment grade interest bearing securities.

INCOME TAXES

         For the 2002 Quarter, Andrx provided income taxes of $3.3 million, or 28% of income before income taxes. Andrx provided for income taxes at less than the expected annual effective federal statutory rate of 35%, primarily due to Andrx's ability to utilize Cybear's losses after the Reorganization, offset by the effect of state income taxes. For the 2001 Quarter, Andrx provided income taxes of $8.9 million, or 32% of income before income taxes. Andrx provided for income taxes at less than the expected annual effective federal statutory rate of 35% primarily due to Andrx's ability to utilize Cybear's losses after the Reorganization, offset by the effect of the state income taxes. In connection with the Reorganization, Cybear and other members of the Andrx Corporation consolidated group entered into, among other things, a federal and state tax sharing agreement. See Note 4 to the Notes to the Unaudited Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, Andrx had $233.0 million in cash, cash equivalents and investments available-for-sale and $448.2 million of consolidated working capital.

OPERATING ACTIVITIES

         Net cash provided by operating activities was $3.1 million in the 2002 Quarter, as compared to $7.1 million in the 2001 Quarter.

         In the 2002 Quarter, net cash provided by operating activities of $3.1 million includes net income of $8.4 million, income tax benefits related to exercises of stock options of $1.7 million, a decrease in accounts receivable of $13.6 million and prepaids and other assets, net of $3.0 million, offset by increases in inventories of $11.5 million and decreases in accounts payable and accrued and other liabilities of $15.5 million. In addition, the 2002 Quarter also includes depreciation and amortization of $4.1 million offset by undistributed equity in earnings of joint venture of $645,000.

         In the 2001 Quarter, net cash provided by operating activities of $7.1 million included net income of $19.2 million, income tax benefits related to exercises of stock options of $2.7 million, decreases in inventories of $4.9 million and prepaids and other assets, net of $1.0 million, offset by decreases in accounts payable and accrued and other liabilities of $16.2 million, and increases in accounts receivable of $6.8 million. In addition, the 2001 Quarter also includes depreciation and amortization of $2.4 million.

INVESTING ACTIVITIES

         Net cash provided by investing activities was $23.9 million in the 2002 Quarter, as compared to net cash used in investing activities of $37.1 million in the 2001 Quarter.

         In the 2002 Quarter, net cash provided by investing activities of $23.9 million consisted of $39.3 million in maturities of investments available for sale offset by $15.4 million in purchases of property, plant and equipment.

         In the 2001 Quarter, net cash used in investing activities of $37.1 million consisted of $19.4 million in purchases of property, plant and equipment, $11.1 million in the acquisition of CTEX, net of cash acquired, $3.7 million in loans to former CTEX shareholders, and $18.2 million in the acquisition of certain assets of Armstrong, offset by $15.4 million in maturities of investments available-for-sale.

FINANCING ACTIVITIES

         Net cash provided by financing activities was $1.3 million in the 2002 Quarter, as compared to $1.9 million in the 2001 Quarter which consisted of proceeds from issuances of shares of Andrx common stock from exercises of Andrx stock options and in the 2002 Quarter also included proceeds from issuances of shares of Andrx common stock under the employee stock purchase plan.

         In March 2001, Andrx agreed to furnish Cybear with a $12.0 million line of credit. Drawings are subject to certain covenants, bear interest at a rate equal to prime plus 1% or Andrx's cost of borrowing, depending on whether Andrx is borrowing from a third party, and shall be payable upon the expiration of the line of credit on March 31, 2004. In April 2002, the agreement was amended eliminating the required amount of time between advances. As of March 31, 2002, the note payable to Andrx Group was $2.0 million with an interest rate of prime plus 1%. Subsequent to March 31, 2002, Cybear Group required additional cash to fund its operations and extinguish other liabilities which resulted in an additional $1.9 million being drawn on the line of credit. As of May 10, 2002, the note payable to Andrx Group was $3.9 million, including accrued interest. Cybear Group must maintain certain covenants, as defined in the agreement, as amended. As of March 31, 2002, Cybear Group was in compliance with all of the covenants of this agreement. For the three months ended March 31, 2002, $29,000 of interest expense was accrued on the loan.

FUTURE COMMITMENTS

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

CYBEAR GROUP

RESULTS OF OPERATIONS

2002 QUARTER, AS COMPARED TO THE 2001 QUARTER

         For the 2002 Quarter, Cybear generated a net loss of $3.9 million, as compared to a net loss of $4.6 million in the 2001 Quarter.

REVENUES

         Cybear total revenues increased by 34.7% to $2.1 million for the 2002 Quarter, as compared to $1.6 million for the 2001 Quarter.

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

         To help achieve Cybearclub's objective of having physicians' offices purchase products through the Internet, Cybearclub initiated a dual strategy of using Andrx telemarketers to induce physicians' offices, including Andrx's physician customers, to begin placing orders with Cybearclub, and to then transition those physicians' offices from being purchasers who place their orders with telemarketers into customers who place orders directly through the Internet.

         Through Cybearclub, Cybear generated $1.2 million in revenues for the 2002 Quarter, compared to $925,000 in the 2001 Quarter. Cybearclub revenues for the 2002 Quarter and 2001 Quarter consist solely of Cybearclub LC Internet product sales.

         As part of its operations, Andrx purchases products from outside vendors and distributes them to pharmacies and physicians with whom it generally contacts through telemarketers. In connection with Cybearclub, Andrx sells some of those products to Cybearclub at cost and charges Cybearclub for certain fulfillment and back office operations such as purchasing, warehousing and distribution, as well as customer service and telemarketing activities. As negotiated by the parties, such services were charged at a rate of 6% of gross sales for the 2002 Quarter and the 2001 Quarter. The current rate of 6% could increase if Cybearclub achieves certain quarterly gross sales levels. For the 2002 Quarter and 2001 Quarter, Andrx charged Cybearclub $75,000 and $57,000, respectively, for the services it provided.

         Cybearclub generated net income of $32,000 in the 2002 Quarter, compared to a net loss of $83,000 in the 2001 Quarter for which Cybear recorded Andrx minority interest expense of $14,000 in the 2002 Quarter and minority interest income of $37,000 in the 2001 Quarter.

         Revenues from portal services were $737,000 for the 2002 Quarter, which represent banner and tile advertising, surveys and newsletter advertising primarily on Physicians' Online(TM), Cybear's physician web portal. Portal services revenue was attributable to the acquisition of Mediconsult in April 2001.

         Revenues from application services were $147,000 for the 2002 Quarter compared to $376,000 for the 2001 Quarter. Application services represent services provided primarily from Cybear's Dr. Chart(R) laboratory product and @Rx(TM) electronic prescription management product and license and royalty fees related to Cybear's electronic prescription process patents. The decrease in application services was attributable to the termination of a long-term contract in January 2002.

         Revenues from Website development, hosting and other services were $11,000 for the 2002 Quarter, compared to $148,000 for the 2001 Quarter. The decrease in Website development, hosting and other services for 2002 was primarily due to Cybear Group's decision not to renew or seek additional hosting customers.

         Revenues from subscription services were $134,000 for the 2001 Quarter. Subscription services represent subscriptions to the Dr. Cybear website that included Internet service provider ("ISP") services. In 2002, there were no revenues from subscription services as management decided to discontinue these ISP offerings and to transition the remaining customers to Physician's Online.

GROSS PROFIT/GROSS MARGIN

         Gross profit from Cybearclub LC Internet product sales was $96,000 with a gross margin of 7.8% for the 2002 Quarter, as compared to gross profit from Cybearclub LC Internet product sales of $54,000 with a gross margin of 5.8% for the 2001 Quarter.

NETWORK OPERATIONS AND OPERATIONS SUPPORT EXPENSES

         Network operations and operations support costs were $952,000 in the 2002 Quarter, as compared to $1.0 million in the 2001 Quarter. Network operations and operations support costs consisted of personnel and related costs associated with operating the network operations center and providing customer support, telecommunications and maintenance services on computer hardware and software.

PRODUCT DEVELOPMENT EXPENSES

         Product development costs were $880,000 for the 2002 Quarter, as compared to $1.4 million for the 2001 Quarter. Product development costs consisted of personnel related costs associated with the various products under development. The decrease in the product development costs for the 2002 Quarter was primarily due to a reduction in personnel costs.

SG&A EXPENSES

         SG&A expenses were $2.0 million for the 2002 Quarter, as compared to $1.5 million for the 2001 Quarter. SG&A expenses consisted primarily of salaries and personnel related expenses for the sales, executive and administrative functions, consulting and advertising fees, office lease expenses and professional fees. The increase in such expenses was primarily the result of expenses associated with the Mediconsult operations, which were acquired in April 2001, and increased legal costs, offset by reductions in personnel costs.

DEPRECIATION AND AMORTIZATION EXPENSES

         Depreciation and amortization expense was $1.1 million for the 2002 Quarter, as compared to $1.5 million for the 2001 Quarter. The decrease in depreciation and amortization for the 2002 Quarter was primarily the result of impairment charges in 2001 associated with goodwill relating to the Reorganization and the purchase of Telegraph Consulting Corporation as well as the write-off of certain computer software.

INTEREST INCOME (EXPENSE)

         Cybear incurred interest expense, net of $27,000 in the 2002 Quarter, as compared to interest income of $212,000 in the 2001 Quarter. The interest expense in 2002 was primarily the result of Cybear Group borrowing on the line of credit provided by Andrx Corporation. The interest income in 2001 was generated primarily from the investment of net proceeds raised in Cybear Inc.'s June 1999 public offering.

INCOME TAXES

         For the 2002 Quarter and the 2001 Quarter, Cybear did not record an income tax benefit as it could not realize such benefits in the then current year, as required by the tax sharing agreement related to the Reorganization. Accordingly, Cybear provided a full valuation allowance against its deferred tax assets as a result of its inability to recognize those benefits. As of March 31, 2002, Cybear had net operating loss carryforwards of approximately $19.7 million due to expire in 2019 and 2020 which can only be used by Cybear to offset its separate company future taxable income. Under the provisions of SFAS No. 109, "Accounting for Income Taxes", Cybear has provided a valuation allowance to reserve against 100% of its net operating loss due to its history of net losses. See Note 4 to the Notes to the Unaudited Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, Cybear had $111,000 in cash and cash equivalents, a $5.6 million deficiency in working capital and owed Andrx $2.0 million on a $12.0 million line of credit. Subsequent to March 31, 2002 Cybear Group required additional cash to fund its operations and extinguish other liabilities which resulted in an additional $1.9 million being drawn on the line of credit. As of May 10, 2002, the note payable to Andrx Group was $3.9 million.

OPERATING ACTIVITIES

         Net cash used in operating activities was $1.1 million for the 2002 Quarter, as compared to $2.9 million for the 2001 Quarter.

         In the 2002 Quarter, net cash used in operating activities of $1.1 million includes a net loss of $3.9 million, offset by a decrease in accounts receivable and prepaid and other assets of $509,000 and an increase in accounts payable and accrued and other liabilities of $1.2 million. In addition, the 2002 Quarter includes depreciation and amortization of $1.1 million.

         In the 2001 Quarter, net cash used in operating activities of $2.9 million, includes a net loss of $4.6 million, an increase in accounts receivable, net of $433,000, offset by decreases in prepaid and other assets of $84,000 and increases in accounts payable and accrued other liabilities of $531,000. In addition, the 2001 Quarter includes depreciation and amortization of $1.5 million.

INVESTING ACTIVITIES

         In the 2002 Quarter, net cash used in investing activities was $119,000 as compared to $27,000 in the 2001 Quarter.

         In the 2002 Quarter, net cash used by investing activities of $119,000 was due to purchases of equipment.

         In the 2001 Quarter, net cash used in investing activities of $27,000, includes proceeds of $1.8 million from maturities of investments available-for-sale, net, proceeds from an AHT note receivable of $234,000, offset by $2.1 million in advances to Mediconsult.

FINANCING ACTIVITIES

         In the 2002 Quarter, net cash provided by financing activities of $63,000 was due to a payment from Andrx for the utilization of certain tax benefits. There were no financing activities during the 2001 Quarter.

FUTURE COMMITMENTS

         Cybear has incurred net operating losses and negative cash flows from operating activities since its inception. Cybear expects to continue to incur significant expenses in product development, network operations and customer support. In addition, as of March 31, 2002, Cybear Group had outstanding lease commitments of $4.7 million associated with its Boca Raton, Florida and Tarrytown, New York locations which expire in March 2007 and October 2006, respectively. As of March 31, 2002, Cybear had an accrual for estimated losses associated with these commitments of $1.6 million. Cybear expects to continue to incur substantial operating losses for the foreseeable future, and may never achieve or sustain profitability.

         In 2001, Andrx furnished Cybear with a $12.0 million line of credit. Drawings are subject to covenants, bear interest at a rate equal to prime plus 1% or Andrx's cost of borrowing, depending on whether Andrx is borrowing from a third party, and is payable upon the expiration of the line of credit on March 31, 2004. In April 2002 the agreement was amended eliminating the required amount of time between advances. As of March 31, 2002, $2.0 million has been drawn against this line of credit. Subsequent to March 31, 2002, Cybear Group required additional cash to fund its operations and extinguish other liabilities which resulted in an additional $1.9 million being drawn on the line of credit. As of May 10, 2002, the note payable to Andrx Group was $3.9 million, including accrued interest.

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See Note 8 to the "Notes to Unaudited Consolidated Financial Statements of Andrx Corporation" included in Part 1 Item 1 of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         10.65 First Amendment to Unsecured Revolving Line of Credit Loan Agreement by and between Andrx Corporation and Cybear Inc.

(b)      REPORTS ON FORM 8-K

         On March 28, 2002, Andrx Corporation filed a current report on Form 8-K to announce its plans to convert all of the outstanding shares of Cybear common stock into shares of Andrx common stock effective May 17, 2002.

         On April 11, 2002, Andrx Corporation filed a current report on Form 8-K to announce that it has been advised by Biovail Corporation that Biovail has formally withdrawn its listing of the U.S. Patent No. 6,162,463 (the "Patent") from FDA's Orange Book for Tiazac and that Biovail has agreed to dismiss its patent infringement claims against Andrx with respect to the Patent.

         On April 26, 2002, Andrx Corporation filed a current report on Form 8-K announcing its financial results for the first quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002



                                 By: /s/ Elliot F. Hahn, Ph.D.
                                 -----------------------------------------------
                                 Elliot F. Hahn, Ph.D.
                                 Chief Executive Officer, President and Director (Principal Executive Officer)





                                 By: /s/ Angelo C. Malahias
                                 -----------------------------------------------
                                 Angelo C. Malahias
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)