Form 10-Q
period 2002-06-30
ANDRX CORP /DE/
filed 2002-08-19
CIK 1123337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

                                 [X] YES [ ] NO

         The approximate number of shares outstanding of the issuer's common stock as of August 14, 2002 is 70,935,000:

                       ANDRX CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

Conversion of Tracking Stock

         From September 7, 2000, through May 17, 2002 Andrx Corporation completed a plan of merger and reorganization (the "Reorganization") whereby it acquired the outstanding equity of its Cybear Inc. subsidiary that it did not own, reincorporated in Delaware and created two classes of common stock:

- Andrx Group Common Stock ("Andrx common stock") to track the performance of Andrx Group ("Andrx Group"), which included Andrx Corporation and its subsidiaries, other than its ownership of Cybear Group ("Cybear Group"); and

- Cybear Group Common Stock ("Cybear common stock") to track the performance of Cybear Group.

         Cybear Group included (i) Cybear Inc. and its subsidiaries, (ii) certain potential future Internet businesses of Andrx Corporation, (iii) certain operating assets of AHT Corporation ("AHT"), and (iv) effective April 2, 2001, Mediconsult.com, Inc. and its subsidiaries ("Mediconsult").

         During the first quarter of 2002, Andrx Corporation exercised the rights in its Certificate of Incorporation to convert all of the outstanding shares of Cybear common stock into shares of Andrx common stock effective May 17, 2002. On May 17, 2002, each outstanding share of Cybear common stock was converted into 0.00964 of a share of Andrx common stock (the "Conversion") which resulted in the issuance of approximately 65,000 shares of Andrx common stock. As a result of the Conversion, Andrx currently only has one class of common stock outstanding with the class including all of the businesses of Andrx Corporation and its subsidiaries. Accordingly, for periods subsequent to the Conversion Andrx Corporation will not report separate financial information for the Cybear common stock and Andrx common stock and will only report consolidated financial statements for Andrx Corporation.

Increase in Allowance for Doubtful Accounts

         As the Company announced in our August 12, 2002 press release, Andrx management learned recently that an employee had made numerous improper entries that affected its customer balances and their aging in its accounts receivable records from 1999 to 2002 and, accordingly, the adequacy of the Company's allowance for doubtful accounts receivable. The Company has been investigating the impact and the severity of these entries on its consolidated financial position and results of operations for the current and prior periods affected.

         Based on its initial findings, the Company announced on August 12, 2002, that the Company's net accounts receivable as of June 30, 2002 might have been overstated by as much as $15.0 million. After further investigation and analysis, including discussions with certain customers regarding past due amounts, management has now determined that the Company's net accounts receivable as of June 30, 2002 was overstated, and the related provision for doubtful accounts (included in Selling, general and administrative expenses) from 1999 through 2002 was understated, by an aggregate of $5.4 million, of which $342,000 related to the quarter ended June 30, 2002 and $5.1 million related to the periods ended prior to April 1, 2002. After consideration of all of the facts and circumstances, the Company has recognized the full amount of the misstatement in the second quarter of 2002.

         The $5.1 million charge represents less than 3% (2.79%) of revenues for the second quarter of 2002, 9.28% of loss before income tax benefit, and $0.05 per diluted share of Andrx common stock outstanding ("EPS"). The Company has concluded that the amounts of the misstatement were not material to any prior period.

         The amounts attributable to prior periods and their effect on those periods are as follows: (i) $764,000 attributable to the 2002 first quarter represents 0.41% of revenues, 9.76% of income before income taxes, and $0.007 in EPS for Andrx Group for that period; (ii) $3.8 million attributable to the year ended December 31, 2001 represents 0.51% of revenues, 5.50% of income before income taxes, and $0.03 in EPS for Andrx Group for that period; (iv) $1.3 million attributable to the year ended December 31, 2000 represents 0.25% of revenues, 1.30% of income before taxes, and $0.01 in EPS for Andrx Group for that period; and (v) $749,000 credit attributable to the year ended December 31, 1999 represents 0.16% of revenues, 0.50% of income before income taxes and less than $0.01 in EPS for that period.

         The Company also reviewed various qualitative factors with respect to any prior period, including those set forth in the SEC Staff Accounting Bulletin No. 99, "Materiality" and concluded that in none of these periods would correction of the misstatement (i) affect operating trends, (ii) change a loss to income or income to a loss, (iii) affect the Company's compliance with regulatory requirements, (iv) affect the Company's compliance with loan covenants or other agreements (as the Company does not have any), or (v) affect management compensation.

         As used in this Andrx Corporation Form 10-Q, the words "Andrx Corporation" or the "Company" refer to Andrx Corporation and all of its subsidiaries taken as a whole. "Management" and "board of directors" refer to the management and board of directors of Andrx Corporation. "Andrx" refers to Andrx Corporation and all of its subsidiaries including Cybear Inc. following the Conversion, and to the Andrx Group prior to the Conversion. "Cybear" refers to Cybear Inc. and its subsidiaries prior to the Conversion.

         Holders of Andrx common stock are subject to all the risks and uncertainties of Andrx Corporation detailed herein or detailed from time to time in Andrx Corporation's filings with the U.S. Securities and Exchange Commission ("SEC").

         This Andrx Corporation Form 10-Q contains trademarks held by Andrx Corporation and those of third parties.

    FORWARD-LOOKING STATEMENTS

         Andrx Corporation cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "to", "expect", "believe", "anticipate", "intend", "plan", "could", "would", "estimate", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, but not limited to the outcome of litigation, the timing of future product launches, government regulation, competition, and the results of the accounts receivable investigation described herein. Andrx Corporation is also subject to other risks detailed herein or detailed from time to time in Andrx Corporation's other SEC filings.

                       ANDRX CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002



                                                                                                          PAGE
                                                                                                         NUMBER
                                                                                                         ------
   PART I.            FINANCIAL INFORMATION

                      Item 1.  Consolidated Financial Statements

                      ANDRX CORPORATION AND SUBSIDIARIES

                      Consolidated Balance Sheets -                                                        5
                           as of June 30, 2002 (Unaudited) and December 31, 2001

                      Unaudited Consolidated Statements of Operations -                                    6
                           for the three and six months ended June 30, 2002 and 2001

                      Unaudited Consolidated Statements of Cash Flows -                                    7
                           for the six months ended June 30, 2002 and 2001

                      Notes to Unaudited Consolidated Financial Statements                                8-26

                      Item 2.   Management's Discussion and Analysis of                                  27-51
                                Financial Condition and Results of Operations

   PART II.           OTHER INFORMATION

                      Item 1.  Legal Proceedings                                                           52
                      Item 4.  Submission of Matters to a Vote of Security Holders                         52
                      Item 6.  Exhibits and Reports on Form 8-K                                            53

   SIGNATURES                                                                                              54

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)

                                                                            JUNE 30,       DECEMBER 31,
                                                                              2002            2001
                                                                          ---------        ------------
ASSETS                                                                    (Unaudited)
Current assets
  Cash and cash equivalents                                               $  89,579         $ 62,311
  Investments available-for-sale, at market value                           124,053          183,113
  Accounts receivable, net                                                   98,169          129,900
  Inventories                                                               189,860          163,348
  Deferred income tax assets, net                                            59,235           30,745
  Prepaid and other current assets, net                                      17,756           13,656
                                                                          ---------        ---------
       Total current assets                                                 578,652          583,073

Property, plant and equipment, net                                          177,562          139,898
Goodwill, net                                                                34,348           32,669
Other intangible assets, net                                                 25,330           28,305
Other assets                                                                  6,797            5,269
                                                                          ---------        ---------
       Total assets                                                       $ 822,689         $789,214
                                                                          =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                        $  57,661         $ 68,861
  Accrued and other liabilities                                             133,350           67,377
                                                                          ---------        ---------
       Total current liabilities                                            191,011          136,238

Other liabilities                                                             5,212            5,082
                                                                          ---------        ---------
       Total liabilities                                                    196,223          141,320
                                                                          ---------        ---------
Commitments and contingencies (Note 13)

Stockholders' equity
  Convertible preferred stock; $0.001 par value, 1,000,000 shares
     authorized; none issued and outstanding                                     --               --
  Common stocks:
     Andrx Group common stock; $0.001 par value, 100,000,000 shares authorized; 70,781,000 and 70,484,000 issued and outstanding
        as of June 30, 2002 and December 31, 2001, respectively                  71               70
     Cybear Group common stock; $0.001 par value, 12,500,000 shares authorized; none issued and outstanding as of June 30, 2002;
        6,743,000 issued and outstanding as of December 31, 2001                 --                7
  Additional paid-in capital                                                481,468          471,035
  Restricted stock unit grant                                                (4,462)              --
  Retained earnings                                                         149,034          176,381
  Accumulated other comprehensive income, net of income taxes                   355              401
                                                                          ---------        ---------
       Total stockholders' equity                                           626,466          647,894
                                                                          ---------        ---------
       Total liabilities and stockholders' equity                         $ 822,689         $789,214
                                                                          =========         ========


  The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except for share and per share amounts)

                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                        JUNE 30,                               JUNE 30,
                                                         --------------------------------        --------------------------------
                                                               2002               2001                2002                 2001
                                                         ------------        ------------        ------------        ------------
Revenues
  Distributed products                                   $    123,140        $    107,676        $    251,650        $    215,632
  Andrx products                                               55,770              65,476             110,306             110,230
  Other                                                         3,270               7,711               5,008              12,343
                                                         ------------        ------------        ------------        ------------
Total revenues                                                182,180             180,863             366,964             338,205
                                                         ------------        ------------        ------------        ------------

Operating expenses
  Cost of goods sold                                          131,526             104,897             259,508             199,489
  Selling, general and administrative                          46,459              35,916              87,744              64,359
  Research and development                                     11,420              14,564              21,342              28,888
  Litigation settlements (Note 13)                             60,000                  --              60,000                  --
  Goodwill write-off at Cybear                                     --               1,982                  --               1,982
                                                         ------------        ------------        ------------        ------------
Total operating expenses                                      249,405             157,359             428,594             294,718
                                                         ------------        ------------        ------------        ------------

Income (loss) from operations                                 (67,225)             23,504             (61,630)             43,487

Other income
  Interest income, net                                          1,527               3,064               3,113               6,577
  Equity in earnings of joint ventures                            943                 307               1,588                 270
  Gain on sale of Histex product line                           4,514                  --               4,514                  --
                                                         ------------        ------------        ------------        ------------
Income (loss) before income taxes                             (60,241)             26,875             (52,415)             50,334
Income tax expense (benefit)                                  (28,907)             11,154             (25,594)             20,010
                                                         ------------        ------------        ------------        ------------
Net income (loss)                                        $    (31,334)       $     15,721        $    (26,821)       $     30,324
                                                         ============        ============        ============        ============

EARNINGS (LOSS) PER SHARE (Note 3)

ANDRX COMMON STOCK:
Net income (loss) allocated to Andrx
   (includes Cybear subsequent to
   the May 17, 2002 Conversion)                          $    (29,272)       $     24,201        $    (20,877)       $     43,370
Premium on Conversion of Cybear common stock                     (526)                 --                (526)                 --
                                                         ------------        ------------        ------------        ------------
Total net income (loss) allocated to Andrx               $    (29,798)       $     24,201        $    (21,403)       $     43,370
                                                         ============        ============        ============        ============
Net income (loss) per share of Andrx common stock:
         Basic                                           $      (0.42)       $       0.35        $      (0.30)       $       0.62
                                                         ============        ============        ============        ============
         Diluted                                         $      (0.42)       $       0.34        $      (0.30)       $       0.60
                                                         ============        ============        ============        ============

Weighted average shares of Andrx common
  stock outstanding:

         Basic                                             70,699,000          69,873,000          70,625,000          69,735,000
                                                         ============        ============        ============        ============
         Diluted                                           70,699,000          72,150,000          70,625,000          72,030,000
                                                         ============        ============        ============        ============
CYBEAR COMMON STOCK:
Net loss allocated to Cybear
  (through the May 17, 2002 Conversion)                  $     (2,062)       $     (8,480)       $     (5,944)       $    (13,046)
Premium on Conversion of Cybear common stock                      526                  --                 526                  --
                                                         ------------        ------------        ------------        ------------
Total net loss allocated to Cybear                       $     (1,536)       $     (8,480)       $     (5,418)       $    (13,046)
                                                         ============        ============        ============        ============
Basic and diluted net loss per share of
  Cybear common stock                                    $      (0.23)       $      (1.39)       $      (0.80)       $      (2.63)
                                                         ============        ============        ============        ============
Basic and diluted weighted average shares of
  Cybear common stock outstanding                           6,743,000           6,105,000           6,743,000           4,959,000
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

                       ANDRX CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                         --------------------------
                                                                            2002              2001
                                                                         --------         ---------
Cash flows from operating activities
  Net income (loss)                                                      $(26,821)        $  30,324
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
        Depreciation and amortization                                      10,352             9,486
        Goodwill write-off at Cybear                                           --             1,982
        Undistributed equity in earnings of joint ventures                 (1,588)             (270)
        Income tax benefits on exercises of Andrx stock options             2,534            10,128
        Gain on sale of Histex product line                                (4,514)               --
        Compensation expense on restricted stock grant                         38                --
        Changes in operating assets and liabilities:
           Accounts receivable, net                                        31,764           (11,852)
           Inventories                                                    (27,971)           (3,974)
           Prepaid and other assets, net                                  (32,544)             (509)
           Accounts payable and accrued and other liabilities              57,663            (9,752)
                                                                         --------         ---------
      Net cash provided by operating activities                             8,913            25,563
                                                                         --------         ---------

Cash flows from investing activities
  Maturities of investments available-for-sale, net                        59,014            20,548
  Purchases of property, plant and equipment                              (44,953)          (35,500)
  Proceeds from sale of Histex product line                                 1,425                --
  Acquisition of CTEX Pharmaceuticals, Inc., net of cash acquired              --           (11,135)
  Loans to former CTEX Pharmaceuticals, Inc. shareholders                      --            (3,697)
  Acquisition of Entex brand product line                                      --           (14,795)
  Acquisition of certain assets of Armstrong Pharmaceuticals                   --           (18,218)
  Acquisition of and advances to Mediconsult.com, Inc.                         --            (3,242)
  AHT Corporation note receivable and investment                               --               234
                                                                         --------         ---------
      Net cash provided by (used in) investing activities                  15,486           (65,805)
                                                                         --------         ---------

Cash flows from financing activity
     Proceeds from issuances of shares of Andrx common stock
      under the employee stock purchase plan and from exercises
      of Andrx stock options                                                2,869             4,536
                                                                         --------         ---------
Net increase (decrease) in cash and cash equivalents                       27,268           (35,706)
Cash and cash equivalents, beginning of period                             62,311           115,609
                                                                         --------         ---------
Cash and cash equivalents, end of period                                 $ 89,579         $  79,903
                                                                         ========         =========

Supplemental disclosure of cash paid during the period for:
     Income taxes                                                        $    816         $   5,200
                                                                         ========         =========
Supplemental disclosures of non-cash investing activities:
     Acquisition of CTEX Pharmaceuticals, Inc.
        Market value of Andrx common stock issued                                         $  18,166
                                                                                          =========
        Fair value of net liabilities assumed                                             $     537
                                                                                          =========
    Acquisition of Mediconsult.com, Inc.
        Market value of Cybear common stock issued                                        $   4,765
                                                                                          =========
        Fair value of net liabilities assumed                                             $   5,295
                                                                                          =========

The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
       (in thousands, except for share, per share amounts and percentages)


1.       GENERAL

         The accompanying unaudited consolidated financial statements for each period include the consolidated balance sheets, statements of operations and cash flows of Andrx Corporation and subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the SEC rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly the Company's unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and six months ended June 30, 2002, and cash flows for the six months ended June 30, 2002, are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, as amended, and its quarterly report on Form 10-Q for the quarter ended March 31, 2002. The December 31, 2001, consolidated balance sheet was extracted from the December 31, 2001 audited consolidated balance sheet.

         As the Company announced in our August 12, 2002 press release, Andrx management learned recently that an employee had made numerous improper entries that affected its customer balances and their aging in its accounts receivable records from 1999 to 2002 and, accordingly, the adequacy of the Company's allowance for doubtful accounts receivable. The Company has been investigating the impact and the severity of these entries on its consolidated financial position and results of operations for the current and prior periods affected.

         Based on its initial findings, the Company announced on August 12, 2002, that the Company's net accounts receivable as of June 30, 2002 might have been overstated by as much as $15,000. After further investigation and analysis, including discussions with certain customers regarding past due amounts, management has now determined that the Company's net accounts receivable as of June 30, 2002 was overstated, and the related provision for doubtful accounts (included in Selling, general and administrative expenses) from 1999 through 2002 was understated, by an aggregate of $5,431, of which $342 related to the quarter ended June 30, 2002 and $5,089 related to the periods ended prior to April 1, 2002. After consideration of all of the facts and circumstances, the Company has recognized the full amount of the misstatement in the second quarter of 2002.

         The $5,089 charge represents less than 3% (2.79%) of revenues for the second quarter of 2002, 9.28% of loss before income tax benefit, and $0.05 per diluted share of Andrx common stock outstanding ("EPS"). The Company has concluded that the amounts of the misstatement were not material to any prior period.

         The amounts attributable to prior periods and their effect on those periods are as follows: (i) $764 attributable to the 2002 first quarter represents 0.41% of revenues, 9.76% of income before income taxes, and $0.007 in EPS for Andrx Group for that period; (ii) $3,792 attributable to the year ended December 31, 2001 represents 0.51% of revenues, 5.50% of income before income taxes, and $0.03 in EPS for Andrx Group for that period; (iv) $1,282 attributable to the year ended December 31, 2000 represents 0.25% of revenues, 1.30% of income before taxes, and $0.01 in EPS for Andrx Group for that period; and (v) $749 credit attributable to the year ended December 31, 1999 represents 0.16% of revenues, 0.50% of income before income taxes and less than $0.01 in EPS for that period.

         The Company also reviewed various qualitative factors with respect to any prior period, including those set forth in the SEC Staff Accounting Bulletin No. 99, "Materiality" and concluded that in none of these periods would correction of the misstatement (i) affect operating trends, (ii) change a loss to income or income to a loss, (iii) affect the Company's compliance with regulatory requirements, (iv) affect the Company's compliance with loan covenants or other agreements (as the Company does not have any), or (v) affect management compensation.

         On July 31, 2001, the Company implemented a one-for-four reverse stock split of Cybear common stock whereby each four shares of existing Cybear common stock were exchanged for one share of new Cybear common stock. All share and per share amounts of Cybear common stock included herein gave effect to the one-for-four reverse stock split for Cybear common stock.

         Certain prior year amounts have been reclassified to conform to the current period presentation.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This pronouncement addresses financial accounting and reporting for goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer subject to amortization. Instead, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair-value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Any impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as a cumulative effect of a change in accounting principle. The Company has completed its goodwill impairment test as required under the provisions of SFAS No. 142. Adoption of SFAS No. 142 in 2002 resulted in the discontinuance of the Company recording approximately $3,200 of annual goodwill amortization in future periods. The impairment test also indicated the Company's goodwill is not impaired.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
       (in thousands, except for share, per share amounts and percentages)


The following table shows the impact of the adoption of SFAS No. 142 as if the change had been retroactively applied to the prior periods, as follows:


                                                  THREE MONTHS        SIX MONTHS
                                                     ENDED              ENDED
                                                    JUNE 30,           JUNE 30,
                                                     2001               2001
                                                  ----------         ----------
Reported net income                               $   15,721         $   30,324
Goodwill amortization, net of tax                      1,168              2,299
                                                  ----------         ----------
Adjusted net income                               $   16,889         $   32,623
                                                  ==========         ==========

ANDRX COMMON STOCK:
Reported net income allocated to Andrx            $   24,201         $   43,370
Goodwill amortization, net of tax                        496                957
                                                  ----------         ----------
Adjusted net income allocated to Andrx            $   24,697         $   44,327
                                                  ==========         ==========
Basic earnings per share:
 Reported net income allocated to Andrx           $     0.35         $     0.62
 Goodwill amortization, net of tax                        --               0.02
                                                  ----------         ----------
 Adjusted net income allocated to Andrx           $     0.35         $     0.64
                                                  ==========         ==========
Diluted earnings per share:
 Reported net income allocated to Andrx           $     0.34         $     0.60
 Goodwill amortization, net of tax                        --               0.02
                                                  ----------         ----------
 Adjusted net income allocated to Andrx           $     0.34         $     0.62
                                                  ==========         ==========
CYBEAR COMMON STOCK:
Reported net loss allocated to Cybear
 (through the May 17, 2002 Conversion)            $   (8,480)        $  (13,046)
Goodwill amortization                                    672              1,342
Adjusted net loss allocated to Cybear             ----------         ----------
  (through the May 17, 2002 Conversion)           $   (7,808)        $  (11,704)
                                                  ==========         ==========

Basic and dilutive net loss per share:
 Reported net loss allocated to Cybear            $    (1.39)        $    (2.63)
 Goodwill amortization                                  0.11               0.27
                                                  ----------         ----------
 Adjusted net loss allocated to Cybear            $    (1.28)        $    (2.36)
                                                  ==========         ==========

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
       (in thousands, except for share, per share amounts and percentages)


         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Adoption of the provisions of SFAS No. 144 in 2002 did not have any impact on the consolidated financial statements of the Company.

         In November 2001, the Emerging Issues Tasks Force ("EITF") issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)." This pronouncement addresses the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller). This pronouncement is effective for annual or interim periods beginning after December 15, 2001. Adoption of the provisions of EITF 01-09 did not have any impact on the consolidated financial statements of the Company as its Company's accounting policy was consistent with the provisions of EITF 01-09.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This pronouncement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 in 2003 will not have a material impact on the consolidated financial statements of the Company.

2.       CORPORATE STRUCTURE

         On September 7, 2000, Andrx Corporation completed a reorganization whereby it acquired the outstanding equity of its Cybear Inc. subsidiary that it did not own, reincorporated in Delaware, and created two new classes of common stock: (i) Andrx common stock to track the performance of the Andrx Group, which includes Andrx Corporation and subsidiaries, other than its ownership of the Cybear Group and (ii) Cybear common stock to track the performance of the Cybear Group (the "Reorganization"). The Cybear Group included (i) Cybear Inc. and its subsidiaries, (ii) certain potential future Internet businesses of Andrx Corporation, (iii) certain operating assets of AHT, and (iv) effective April 2, 2001, Mediconsult. In connection with the Reorganization, Andrx shareholders exchanged each share of Andrx common stock (pre-Reorganization) held for one share of Andrx common stock and .0372 shares of Cybear common stock (reflects the effect of the July 31, 2001 one-for-four reverse stock split) and Cybear stockholders, other than Andrx, exchanged each share of Cybear common stock (pre-Reorganization) held for one share of Cybear common stock.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
       (in thousands, except for share, per share amounts and percentages)

         On May 17, 2002 each outstanding share of Cybear common stock was converted into 0.00964 of a share of Andrx common stock which resulted in the issuance of approximately 65,000 shares of Andrx common stock. The Conversion ratio included a 25% premium on the value of Cybear common stock, as provided by the terms of Andrx Corporation's Certificate of Incorporation. As a result of the Conversion, Cybear business operations have been integrated into certain other operating segments of Andrx Corporation. Subsequent to the Conversion, Andrx only has one class of common stock outstanding with the class including all of the businesses of Andrx Corporation and its subsidiaries.

         Subsequent to the Reorganization and through May 17, 2002, Andrx Corporation's unaudited condensed consolidated financial statements included consolidated operating results, and for each class of common stock also included
(i) an allocation of net income (loss), (ii) related basic and diluted earnings
(loss) per share and (iii) basic and diluted shares outstanding. The unaudited consolidated financial statements from the Reorganization on September 7, 2000 through the Conversion on May 17, 2002 do not reflect consolidated basic and diluted earnings per share since there was no underlying equity security related to the consolidated financial results.

         For periods subsequent to the Conversion, Andrx Corporation (i) will only report earnings (loss) per share for Andrx common stock which includes all of the former Cybear Group's operating results from the effective date of the Conversion, (ii) will no longer report separate earnings (loss) per share for the former Cybear common stock, and (iii) will not provide supplemental group financial statements for Andrx Group and Cybear Group as was previously presented.

3.       EARNINGS (LOSS) PER SHARE

         As a result of the Reorganization and prior to the May 17, 2002 Conversion, Andrx's operating results for the period from April 1, 2002 through May 17, 2002 and January 1, 2002 through May 17, 2002 and for the three and six months ended June 30, 2001 have been allocated to each class of common stock. Subsequent to the May 17, 2002 Conversion, operating results and basic and diluted net income (loss) per share of Andrx common stock included the operating results of Cybear.

ANDRX

         The shares used in computing basic net income (loss) per share of Andrx common stock are based on the weighted average shares of Andrx common stock outstanding for the three and six months ended June 30, 2002 and 2001. For the three and six month periods ended June 30, 2002, all common stock equivalents were excluded from the diluted share computation as the Company reported a net loss and, accordingly, such common stock equivalents were anti-dilutive. The three and six month periods ended June 30, 2002 also excluded the effect of the unamortized restricted stock units granted to the Company's Chief Executive Officer which are also anti-dilutive (see Note 5). The diluted basis for the 2001 periods considered the weighted average shares of common stock outstanding for common stock including dilutive common stock equivalents. For the 2002 periods, Cybear common stock options were converted into Andrx common stock options and were included in the Andrx anti-dilutive options outstanding. All anti-dilutive potential common shares were excluded in computing diluted earnings per share for the three and six months ended June 30, 2002.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
       (in thousands, except for share, per share amounts and percentages)


         The Conversion resulted in the issuance of approximately 65,000 shares of Andrx common stock and included a 25% premium on the value of Cybear common stock, as provided by the terms of Andrx Corporation's Certificate of Incorporation. While the premium paid to holders of Cybear common stock for the 2002 periods was not included in the Andrx or Cybear operating results, the premium associated therewith increased the total net loss allocated to holders of Andrx common stock by $526 in computing Andrx's net loss per share and reduced the total net loss allocated to holders of Cybear common stock by $526 in computing Cybear's net loss per share and was reflected as a charge to retained earnings and a credit to additional paid-in capital in the Unaudited Consolidated Balance Sheet.

         A reconciliation of the denominators of basic and diluted earnings
(loss) per share of Andrx common stock is as follows:

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                     ----------------------------        -----------------------------
                                                        2002               2001             2002             2001
                                                     ----------        ----------        ----------        ----------
Basic weighted average shares of
  common stock outstanding                           70,699,000        69,873,000        70,625,000        69,735,000

  Effect of dilutive items:
    Stock options                                            --         2,277,000                --         2,295,000
                                                     ----------        ----------        ----------        ----------
Diluted weighted average shares
    of common stock outstanding                      70,699,000        72,150,000        70,625,000        72,030,000
                                                     ==========        ==========        ==========        ==========
Anti-dilutive potential common shares
    excluded from diluted weighted average
    shares outstanding                                3,623,000         1,233,000         3,460,000         1,201,000
                                                     ==========        ==========        ==========        ==========


CYBEAR

         The shares used in computing net loss per share of Cybear common stock were based on the weighted average shares of Cybear common stock outstanding for the period from April 1, 2002 through May 17, 2002; January 1, 2002 through May 17, 2002 and for the three and six month periods ended June 30, 2001, respectively. As Cybear generated a net loss for the aforementioned periods, all potential Cybear shares were excluded from the Cybear calculation of diluted shares since the effects were anti-dilutive. All share and per share amounts of Cybear common stock gave effect to the July 31, 2001, one-for-four reverse stock split.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
       (in thousands, except for share, per share amounts and percentages)


4.       INVENTORIES

Inventories consist of the following:

                                         JUNE 30,        DECEMBER 31,
                                           2002             2001
                                      -----------       -----------
         Raw materials                $    51,820       $    42,326
         Work in process                   32,301            16,212
         Finished goods                   105,739           104,810
                                      -----------       -----------
                                      $   189,860       $   163,348
                                      ===========       ===========


         As of June 30, 2002 and December 31, 2001, the Company had approximately $59,200 and $33,900, respectively, in raw materials, work in process and finished goods inventories relating to products that had either not been approved by the U.S. Food and Drug Administration ("FDA") or which have not yet been launched. Included in the June 30, 2002 inventory of products not approved by the FDA or launched was approximately $13,100 relating to Altocor which the Company began shipping in July 2002.

5.      RESTRICTED STOCK UNIT GRANT

         On May 18, 2002, the Company entered into an employment agreement with the current Chief Executive Officer. Under the terms of the employment agreement, among other things, the Company made a restricted stock unit grant to the Chief Executive Officer of 100,000 units of common stock, with each unit representing the right to acquire one share of Andrx common stock, valued at $4,500, or $45.00 per share, the closing price of Andrx common stock on the day preceding the execution of the employment agreement. The restricted stock unit grant vests 25% on each of June 3, 2009, 2010, 2011 and 2012, but is subject to accelerated pro rata vesting upon termination of employment, as defined in the employment agreement. The value of $4,500 will be amortized on a straight-line basis over the service period of ten years and will be included in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

6.       UNCONSOLIDATED JOINT VENTURES

         As of June 30, 2002 and December 31, 2001, the Company's investment in unconsolidated joint ventures was $3,496 and $1,907, respectively, and was included in Other assets in the accompanying Unaudited Consolidated Balance Sheets.

         Condensed financial information of the unconsolidated joint ventures is not presented as they are not material to the consolidated financial statements of the Company.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
       (in thousands, except for share, per share amounts and percentages)

7.       INCOME TAXES

         For the three and six months ended June 30, 2002, the Company recorded an income tax benefit of $28,907 and $25,594, or 48% and 49%, respectively, of loss before income taxes. Such tax benefit for the three and six month periods ended June 30, 2002 included $21,658 and $18,345 or a 36% and 35% benefit, respectively, of loss before income taxes and also included the reversal of $7,249 valuation allowance on deferred tax assets relating to certain net operating loss carryforwards. For the three and six months ended June 30, 2001, the Company provided $11,154 and $20,010, respectively, for income taxes, or 42% and 40%, respectively, of income before income taxes. The Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes and amortization of intangible assets which was not deductible for tax purposes.

    The following table indicated the activity in the valuation allowance on deferred income tax assets:


                     SIX MONTHS ENDED            YEAR ENDED
                      JUNE 30, 2002            DECEMBER 31, 2001
                     ----------------          -----------------
Beginning balance        $(7,249)                $(7,249)
Utilized                   7,249                      --
                         -------                 -------
Ending balance           $    --                 $(7,249)
                         =======                 =======


         In connection with the Reorganization, Cybear and the other members of the Andrx Corporation consolidated group entered into, among other things, a federal and state tax sharing agreement. Andrx Corporation utilized the separate return method of accounting for purposes of allocating federal and state consolidated income tax liabilities among the consolidated group members. Under the terms of the tax sharing agreement, as amended, a member of the group will be allocated its income tax benefits and expenses in the year generated. Except to the extent a member cannot utilize its income tax benefits in the year generated, that member will not be compensated in that year by other members of the Andrx Corporation consolidated group for utilization of those benefits. Instead, if and when a member leaves the group, Andrx Corporation may elect to reimburse that member for any unreimbursed income tax benefits utilized. That reimbursement will take the form of a capital investment by Andrx Corporation, for which it will receive stock. In the case of any "tracking stock" members, such as Cybear prior to the Conversion, the stock received by Andrx Corporation shall be in the form of Cybear common stock. In addition, if any member of the group causes another member to become subject to state income tax in a state where it would otherwise not be taxed on a separate company basis, the member causing the income tax liability shall be fully responsible for the state income tax of the other member. Subsequent to the Reorganization, any income tax benefits that Cybear was unable to utilize on a separate company basis were allocated to Andrx.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
             (in thousands, except for share and per share amounts)


         In October 2000, Andrx and Cybear signed a supplement to the tax sharing agreement, whereby Cybear will be reimbursed by Andrx Corporation for specific tax benefits utilized by Andrx Corporation in connection with an election Cybear made on its 2000 and 1999 separate federal corporate tax returns to amortize certain product development expenses over a period of ten years. Such reimbursements from Andrx are accounted for by Cybear as a capital contribution. Through May 17, 2002, Andrx paid Cybear $379 related to this supplement to the tax sharing agreement.


8.       COMPREHENSIVE INCOME (LOSS)

         The components of the Company's comprehensive income (loss) were as follows:


                                             THREE MONTHS                     SIX MONTHS
                                            ENDED JUNE 30,                   ENDED JUNE 30,
                                       -------------------------         -------------------------
                                         2002            2001              2002             2001
                                       --------         --------         --------         --------
Net income (loss)                      $(31,334)        $ 15,721         $(26,821)        $ 30,324
                                       --------         --------         --------         --------
Investments available-for-sale
    Unrealized gain (loss), net             213             (643)             (74)             607
    Income taxes                            (79)             237               28             (225)
                                       --------         --------         --------         --------
                                            134             (406)             (46)             382
                                       --------         --------         --------         --------
Comprehensive income (loss)            $(31,200)        $ 15,315         $(26,867)        $ 30,706
                                       ========         ========         ========         ========

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
             (in thousands, except for share and per share amounts)


9.       SALE OF HISTEX PRODUCT LINE

         On June 28, 2002, the Company sold the trademarks, licenses and permits, marketing materials, packaging supplies, product and sample inventories including reformulations related to the Histex cough and cold line of products. In addition, in connection with the sale, the buyer assumed liabilities related to all Histex products. In consideration, the Company received $1,425 in cash and is entitled to receive $375 in cash in three equal quarterly installments of $125 payable on October 1, 2002, January 1, 2003 and April 1, 2003. Additionally, among other things, the Company is entitled to receive quarterly royalty payments on net sales of the Histex products for five years. This transaction resulted in a pre-tax net gain of $4,514 recorded in other income in the Company's Unaudited Consolidated Statement of Operations. The gain resulted mainly from the extinguishment of net liabilities. In accordance with Staff Accounting Bulletin Topic 5-E "Accounting for Divestiture of a Subsidiary or Other Business Operation," as of June 30, 2002, the buyer was considered thinly capitalized and, accordingly, the gain included in other income is the $1,425 the Company received in cash and the extinguishment of the net liabilities to the extent that the related estimated potential liabilities had actually been fully assumed by the buyer, supported by, among other things, $2,000 placed in escrow by the buyer and a guarantee by a significant customer to not return purchased Histex products. As the Company receives the additional $375 in payments from the buyer and the remaining estimated potential liabilities become extinguished, the Company will record such amounts to other income.

10.      SALE OF INTERNET ASSETS AND ALLIANCE

         On August 5, 2002, Andrx entered into an agreement with Aventis S.A.'s ("Aventis") business unit, MyDocOnline, to sell Andrx's Dr. Chart and @RX applications and license Andrx's patents for Internet transmission of prescriptions. Aventis also entered into a two-year marketing agreement with Andrx's Physicians' Online(TM) web portal. As part of these transactions, Andrx expects to receive approximately $6,000 over the next two years. The $6,000 will be recognized as Other revenues, as service is rendered over the next two years.

11.      BUSINESS SEGMENTS

         Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's operating segments are managed separately because of the fundamental difference in their operations or in the uniqueness of their product(s). As a result of the Conversion, Cybear's Internet business operations were integrated into other operating segments of Andrx Corporation and became a part of the distributed products segment or brand products segment for financial reporting purposes. Accordingly, for segment reporting purposes, the Company has reclassified its former Internet segment operations for all prior periods presented herein to conform with the current period presentation.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
             (in thousands, except for share and per share amounts)


         The Company currently operates in the following business segments:

         Distributed Products

         The Company distributes generic pharmaceuticals manufactured by third parties primarily through its in-house telemarketing staff primarily to independent pharmacies, non-warehousing chains and physician offices. The distributed products segment's operating results exclude participation in the distribution of Andrx bioequivalent products, which are included in the bioequivalent product segment. As a result of the Conversion, Cybear's Cybearclub LC joint venture with Andrx, formerly included in the Internet segment, is now included in the distributed products business segment.

         Bioequivalent Products

         The Company researches and develops, manufactures and sells bioequivalent versions of selected controlled-release brand name pharmaceuticals as well as bioequivalent versions of specialty, niche or immediate release pharmaceutical products utilizing its proprietary drug delivery technologies. Additionally, the bioequivalent products segment includes the contract manufacturing activities for other pharmaceutical companies under contract manufacturing arrangements. The bioequivalent products segment also includes the equity in earnings of consolidated joint ventures.

         Brand Products

         The Company applies proprietary drug delivery technologies to the research and development of brand name controlled-release formulations of existing chemical entities. The brand products segment also includes (i) fees generated under an agreement with Geneva Pharmaceuticals ("Geneva"), a member of the Novartis Pharmaceutical Group, for specified brand products (which was terminated in October 2001), (ii) payments to Geneva in connection with the termination of such agreement, and the reacquisition of Geneva's marketing rights for two brand products under development by Andrx (iii) sales of products from CTEX which Andrx acquired on January 23, 2001, which included Histex through June 28, 2002, (iv) gain on sale of Histex product line in June 2002,
(v) starting in July 2001, sales of the Entex brand product line of cough and cold products which the Company purchased from an affiliate of the Elan Corporation, plc and (vi) starting in November 2001, sales of the hydrocodone pain products licensed from Mallinckrodt, a Tyco healthcare company, under the new trade name Anexsia. As a result of the Conversion, except for the Cybearclub LLC joint venture, the former Internet segment operations are now included in the brand products' segment.

         Corporate and Other

         Corporate and other consists of corporate headquarters, including general and administrative expenses, which include legal costs associated with antitrust matters, the litigation settlements charge, interest income and income taxes.

         The Company evaluates the performance of the segments after all intercompany sales are eliminated. The allocation of income taxes is not evaluated at the segment level.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
             (in thousands, except for share and per share amounts)


    The following table represents financial information by current business segments:


                                                                   AS OF AND FOR THE THREE MONTHS ENDED
                                                                           JUNE 30, 2002
                                            ------------------------------------------------------------------------------
                                            DISTRIBUTED   BIOEQUIVALENT       BRAND          CORPORATE
                                             PRODUCTS       PRODUCTS        PRODUCTS          & OTHER         CONSOLIDATED
                                            ----------    -------------     ---------        ----------       ------------
Revenues                                    $123,140        $ 50,661        $  8,379         $      --         $ 182,180
Income (loss) from operations                  2,527          11,228         (12,981)          (67,999)          (67,225)
Equity in earnings of joint ventures              --             943              --                --               943
Interest income, net                              --              --              --             1,527             1,527
Gain on sale of Histex product line               --              --           4,514                --             4,514
Depreciation and amortization                    619           2,963           1,625                18             5,225
Capital expenditures                           5,161          23,637             281               311            29,390
Total assets, end of period                  267,492         231,826          78,374           244,997           822,689



                                                                   AS OF AND FOR THE THREE MONTHS ENDED
                                                                           JUNE 30, 2001
                                            ------------------------------------------------------------------------------
                                            DISTRIBUTED   BIOEQUIVALENT       BRAND          CORPORATE
                                             PRODUCTS       PRODUCTS        PRODUCTS          & OTHER         CONSOLIDATED
                                            ----------    -------------     ---------        ----------       ------------
Revenues                                    $107,676        $ 62,289        $ 10,898         $     --          $ 180,863
Income (loss) from operations                  7,488          35,072         (11,875)          (7,181)            23,504
Equity in earnings of joint ventures              --             307              --               --                307
Interest income, net                              --              --              --            3,064              3,064
Depreciation and amortization                    699             840           4,037               20              5,596
Capital expenditures                             836          15,195              39               18             16,088
Total assets, end of period                  181,542         182,213          84,863          290,897            739,515

                                                                         SIX MONTHS ENDED
                                                                           JUNE 30, 2002
                                            ------------------------------------------------------------------------------
                                            DISTRIBUTED   BIOEQUIVALENT       BRAND          CORPORATE
                                             PRODUCTS       PRODUCTS        PRODUCTS          & OTHER         CONSOLIDATED
                                            ----------    -------------     ---------        ----------       ------------
Revenues                                    $251,650        $100,492        $ 14,822         $     --          $ 366,964
Income (loss) from operations                 13,192          31,170         (30,513)         (75,479)           (61,630)
Equity in earnings of joint ventures              --           1,588              --               --              1,588
Interest income, net                              --              --              --            3,113              3,113
Gain on sale of Histex product line               --              --           4,514               --              4,514
Depreciation and amortization                  1,248           5,633           3,435               36             10,352
Capital expenditures                           6,584          37,223             632              514             44,953

                                                                         SIX MONTHS ENDED
                                                                           JUNE 30, 2001
                                            ------------------------------------------------------------------------------
                                            DISTRIBUTED   BIOEQUIVALENT       BRAND          CORPORATE
                                             PRODUCTS       PRODUCTS        PRODUCTS          & OTHER         CONSOLIDATED
                                            ----------    -------------     ---------        ----------       ------------
Revenues                                    $215,632        $102,116        $ 20,457         $     --          $ 338,205
Income (loss) from operations                 18,082          56,971         (20,682)         (10,884)            43,487
Equity in earnings of joint ventures              --             270              --               --                270
Interest income, net                              --              --              --            6,577              6,577
Depreciation and amortization                  1,454           2,378           5,614               40              9,486
Capital expenditures                           1,398          33,982              95               25             35,500

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
             (in thousands, except for share and per share amounts)


12.      SUPPLEMENTAL GROUP FINANCIAL STATEMENTS

         Following are the separate supplemental unaudited consolidated financial statements for Cybear Group through the May 17, 2002 Conversion:


CYBEAR GROUP
(representing Cybear Inc. and its subsidiaries)
UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                          MAY 17,      DECEMBER 31,
                                                           2002           2001
                                                          -------      ------------
ASSETS
Current assets
     Cash and cash equivalents                            $    47        $ 1,234
     Accounts receivable, net                               1,102          1,203
     Prepaid and other current assets, net                    334            717
                                                          -------        -------
         Total current assets                               1,483          3,154

Equipment, net                                              1,666          2,294
Goodwill, net                                                 367            324
Other intangible assets, net                               10,492         11,280
Other assets                                                   14             35
                                                          -------        -------
         Total assets                                     $14,022        $17,087
                                                          =======        =======

LIABILITIES AND CYBEAR GROUP EQUITY

Current liabilities
     Accounts payable                                     $   962        $ 1,435
     Accounts payable to Andrx Group                          273            179
     Accrued expenses                                       4,198          3,508
     Other liabilities                                      1,130          1,060
                                                          -------       -------
         Total current liabilities                          6,563          6,182

Note payable to Andrx Group                                 4,153          2,001
Other liabilities                                           1,874          1,654
                                                          -------       -------
         Total liabilities                                 12,590          9,837

Commitments and contingencies

Cybear Group equity                                         1,432          7,250
                                                          -------       -------
         Total liabilities and Cybear Group equity        $14,022        $17,087
                                                          =======        =======

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                 (in thousands)



CYBEAR GROUP
(representing Cybear Inc. and its subsidiaries)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           FOR THE PERIOD
                                                    FOR THE PERIOD FROM                    FROM JANUARY 1,
                                                       APRIL 1, 2002      THREE MONTHS         2002           SIX MONTHS ENDED
                                                      THROUGH MAY 17,     ENDED JUNE 30,   THROUGH MAY 17,       JUNE 30,
                                                          2002             2001 (1)            2002              2001 (1)
                                                    -------------------   --------------   ---------------    ----------------
Revenues
     Cybearclub LC Internet product sales               $   608           $  1,098           $ 1,846           $  2,023
     Portal services                                        356                866             1,093                866
     Application services                                   182                258               329                634
     Website development, hosting and other
        services                                              7                115                18                263
     Subscription services                                   --                142                --                276
                                                        -------           --------           -------           --------
Total revenues                                            1,153              2,479             3,286              4,062
                                                        -------           --------           -------           --------
Operating expenses
     Cost of goods sold                                     556              1,028             1,698              1,899
     Network operations and operations support              457              2,095             1,409              3,143
     Product development                                    343              1,357             1,223              2,786
     Selling, general and administrative                  1,399              1,788             3,351              3,270
     Depreciation and amortization                          437              2,804             1,499              4,335
     Goodwill write-off                                      --              1,982                --              1,982
                                                        -------           --------           -------           --------
Total operating expenses                                  3,192             11,054             9,180             17,415
                                                        -------           --------           -------           --------
Loss from operations                                     (2,039)            (8,575)           (5,894)           (13,353)
     Interest income (expense), net                         (23)                95               (50)               307
                                                        -------           --------           -------           --------
Net loss                                                $(2,062)          $ (8,480)          $(5,944)          $(13,046)
                                                        =======           ========           =======           ========





(1) Certain prior period amounts have been reclassified to conform to the current period presentation

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                 (in thousands)


CYBEAR GROUP
(representing Cybear Inc. and its subsidiaries)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE PERIOD
                                                                             FROM JANUARY 1,      SIX MONTHS
                                                                              2002 THROUGH       ENDED JUNE 30,
                                                                              MAY 17, 2002            2001
                                                                             --------------      --------------
Cash flows from operating activities
     Net loss                                                                   $(5,944)            $(13,046)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                            1,499                4,336
         Goodwill write-off                                                          --                1,982
         Changes in operating assets and liabilities:
              Accounts receivable, net                                              134                 (449)
              Prepaid and other assets, net                                          81                  246
              Accounts payable and accrued and other liabilities                    904               (2,006)
                                                                                -------             --------
Net cash used in operating activities                                            (3,326)              (8,937)
                                                                                -------             --------
Cash flows from investing activities
     Maturities of investments available-for-sale, net                               --                9,112
     Purchases of equipment                                                        (139)                 (65)
     Acquisition of and advances to Mediconsult.com, Inc.                            --               (3,242)
     AHT Corporation note receivable and investment                                  --                  234
                                                                                -------             --------
Net cash provided by (used in) investing activities                                (139)               6,039
                                                                                -------             --------
Cash flows from financing activities
     Advances from Andrx on line of credit                                        2,152                   --
     Payments from Andrx for utilization of certain tax benefits                    126                   --
                                                                                -------             --------
Net cash provided by financing activities                                         2,278                   --
                                                                                -------             --------
Net decrease in cash and cash equivalents                                        (1,187)              (2,898)
Cash and cash equivalents, beginning of period                                    1,234                4,478
                                                                                -------             --------
Cash and cash equivalents, end of period                                        $    47             $  1,580
                                                                                =======             ========

Supplemental disclosure of non-cash investing activities:
  Acquisition of Mediconsult.com, Inc.

      Market value of Cybear common stock issued                                                    $  4,765
                                                                                                    ========
      Fair value of net liabilities assumed                                                         $  5,295
                                                                                                    ========

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
       (in thousands, except for share, per share amounts and percentages)



RELATED INTERGROUP TRANSACTIONS
(through the May 17, 2002 Conversion)


Intergroup Eliminations

         Transactions between the groups are eliminated in consolidation.

Cybearclub LC

         In August 1999, Cybear commenced the Cybearclub LC joint venture ("Cybearclub") with Andrx intended to distribute healthcare products to physicians' offices through the Internet. Capital contributions to, distributions from and net income or loss generated by Cybearclub was allocated in proportion to Cybear Group's and Andrx Group's interests in the joint venture. Such interests were 55% to Cybear Group and 45% to Andrx Group. Cybearclub was managed by and under the direction of a management committee comprised of five members. Three members were appointed by Cybear Group and two members were appointed by Andrx Group. Based on its majority ownership and majority representation on the management committee of Cybearclub, Cybear Group controlled Cybearclub. Accordingly, Cybear Group consolidated the accounts of Cybearclub, and Andrx Group utilized the equity method of accounting for its investment in Cybearclub. Following the Conversion, the operations of Cybearclub have been integrated into Andrx's distributed products operations.

         As part of its operations, Andrx Group purchases products from outside vendors and distributes them to pharmacies and physicians it generally contacts through telemarketers. In connection with Cybearclub, Andrx Group sold some of those products to Cybearclub at cost and charged Cybearclub for certain fulfillment and back office operations such as purchasing, warehousing and distribution, as well as customer service and telemarketing activities. As negotiated by the parties, such services were charged at a rate of 6% of gross sales for all periods presented. For the periods from April 1, 2002 through May 17, 2002; January 1, 2002 through May 17, 2002, Andrx Group charged Cybearclub $37 and $112, respectively; and for the three and six months ended June 30, 2001 Andrx Group charged Cybearclub $67 and $124, respectively, for the services it provided.

         Cybearclub operations resulted in net income of $17 and $49 for the periods from April 1, 2002 through May 17, 2002 and January 1, 2002 through May 17, 2002, respectively, for which Cybear Group recorded Andrx Group minority interest expense of $8 and $22, for the periods from April 1, 2002 through May 17, 2002 and January 1, 2002 through May 17, 2002, respectively. Cybearclub generated net income of $65 for the three months ended June 30, 2001, and a net loss of $18 for the six months ended June 30, 2001 for which Cybear Group recorded Andrx Group minority interest expense of $29 and minority interest income of $8, respectively.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
       (in thousands, except for share, per share amounts and percentages)


Intergroup Revenue

         For the three and six months ended June 30, 2001, included in website development, hosting and other services is $23 of revenues generated by Cybear Group from Andrx Group for online survey services of doctors. No intergroup revenues were generated from the period from January 1, 2002 through May 17, 2002.

Management Services

         Through the date of the Conversion, Cybear Group and Andrx Group had a corporate services agreement whereby Andrx Group provided Cybear Group with various management services. For the periods from April 1, 2002 through May 17, 2002; January 1, 2002 through May 17, 2002 and the three and six months ended June 30, 2001, Cybear Group incurred amounts for these services based upon mutually agreed upon allocation methods. Costs for such services were $15 and $45 for the periods from April 1, 2002 through May 17, 2002 and January 1, 2002 through May 17, 2002, respectively, and $30 and $60 for the three and six months ended June 30, 2001.

Intergroup Accounts Payable

         Accounts payable to Andrx Group in Cybear Group's Unaudited Consolidated Balance Sheets represents amounts payable to Andrx Group for the purchase of the products sold by Cybear Group and services provided by Andrx Group.

Intergroup Note

         Note payable to Andrx Group in Cybear Group's Unaudited Consolidated Balance Sheets, represents amounts under an unsecured revolving line of credit between Andrx Group and Cybear Group, entered into in March 2001, and expiring on March 31, 2004. In April 2002, the agreement was amended to eliminate the amount of time between draws. As of May 17, 2002, and December 31, 2001, the note payable to Andrx Group was $4,153 and $2,001, respectively, with an interest rate of prime plus 1%. Cybear Group was required to maintain certain covenants, as defined in the agreement, as amended. As of May 17, 2002, Cybear Group was in compliance with all of the covenants of this agreement. For the periods from April 1, 2002 through May 17, 2002 and January 1, 2002 through May 17, 2002, interest expense of $24 and $52, respectively, was accrued on the loan.

Tax Sharing Agreement

         Andrx and Cybear entered into a tax sharing agreement, as supplemented, in connection with the Reorganization. Through May 17, 2002, Andrx Group paid Cybear $379 related to this supplement to the tax sharing agreement (see Note
7).

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
             (in thousands, except for share and per share amounts)


13.      LITIGATION AND CONTINGENCIES

         The following information updates the litigation and contingencies disclosure from the disclosure contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended, and Form 10-Q for the quarterly period ended March 31, 2002. Such information contained therein should be read in conjunction with the following for a complete discussion of litigation and contingencies.

         Andrx and Aventis have entered into a binding settlement with the direct purchaser class of plaintiffs in the Cardizem(R) CD antitrust class lawsuits involving the Stipulation and Agreement they entered into in 1997 ("1997 Stipulation") that are pending for consolidated pre-trial proceedings in the U.S. District Court for the Eastern District of Michigan. The binding settlement, which is subject to final Court review and approval, calls for a cash payment by Andrx and Aventis to this group in an undisclosed amount. In anticipation of potentially reaching settlements with all plaintiffs in the related litigations, Andrx's results for the three and six months ended June 30, 2002 included an estimated litigation settlements charge of $60,000, which is included in Accrued and other liabilities in the Company's Unaudited Consolidated Balance Sheet at June 30, 2002. Such contingency became estimable in the second quarter of 2002 as a result of the mediation discussions with the plaintiffs in the litigations and the settlement referred to above. Andrx intends to vigorously litigate any of these cases that cannot be settled on a reasonable basis.

         Andrx and Biovail Corporation ("Biovail") have entered into an agreement settling with prejudice (i) Biovail's claims against Andrx in the U.S. District Court for the District of Columbia for alleged antitrust violations relating to the 1997 Stipulation, (ii) Andrx's claims against Biovail in the U.S. District Court for the Southern District of Florida for, among other things, a declaratory judgment that Andrx had not breached any of the rights Biovail acquired as assignee of 1999 stipulation between Aventis and Andrx in settlement of the Cardizem CD patent infringement suit, and (iii) the parties' respective claims against each other in the consolidated litigation pending in the U.S. District Court for the Southern District of Florida relating to Andrx's generic version of Tiazac(R). Though this settlement involved no cash payments, Andrx has agreed to pay to Biovail a royalty based on net sales of Andrx's bioequivalent version of Tiazac.

         The taking of evidence and post-trial submissions by the parties in the consolidated trial in the U.S. District Court for the Southern District of New York involving Andrx's Abbreviated New Drug Application ("ANDA") for a bioequivalent version of Prilosec have been completed.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
             (in thousands, except for share and per share amounts)


         On August 8, 2002, the U.S. District Court for the District of New Jersey, entered an order granting Andrx's Motion for Summary Judgment with respect to US Patent No. 4,659,716 ("716 Patent"). The Court ruled that claims 1 and 3 of the 716 Patent were invalid. Schering-Plough Corporation ("Schering") has filed a notice of its intent to appeal the decision. The 716 Patent was the only patent for which Schering sued Andrx with respect to Andrx's Claritin D-12 and Claritin Reditabs products. Schering and Andrx had previously entered into a stipulation whereby the parties agreed to be bound by the Court's decision in the Claritin D-24 litigation as it related to the 716 Patent. However, with respect to the Claritin D-24 litigation, Schering also sued Andrx for infringing US Patent No. 5,314,697 ("697 Patent"). With respect to the 697 Patent, fact discovery has been completed, but no trial date has yet been scheduled. Andrx filed a Paragraph III certification for US Patent No. 4,282,233 ("233 Patent") with respect to all of its Claritin products. The 233 Patent does not expire until December 19, 2002.

         The lawsuit brought by Organon, Inc. and Akzo Nobel N.V. against Andrx in the U.S. District Court for the Southern District of Florida involving Andrx's ANDA for a generic version of Remeron has been transferred by the Judicial Panel on Multi-District Litigation to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings.

         The lawsuit against Andrx involving the Lemelson Medical Education and Research Foundation Limited Partnership ("Lemelson") patents, pending in the U.S. District Court for the District of Arizona, has been stayed pending conclusion of the Symbol Technologies, Inc., et al. v. Lemelson litigation pending in the U.S. District Court for the District of Nevada.

         The class action lawsuit purportedly related to the average wholesale pricing of pharmaceutical products under the Arizona Consumer Fraud Act, previously pending in the Arizona state court, has been voluntarily withdrawn and dismissed with prejudice.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
             (in thousands, except for share and per share amounts)

         In August 2002, several putative securities fraud class action lawsuits were filed against Andrx and certain of its current officers and directors and a former officer/director of Andrx in the U. S. District Court for the Southern District of Florida, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In the complaints to date received by Andrx, each plaintiff purports to bring the suit on behalf of all purchasers of Andrx common stock between February 10, 2000 and August 12, 2002 inclusive. The complaints allege that, during the time period in question, Andrx, among other things, (1) made material misrepresentations to the market, thereby artificially inflating the price of Andrx's stock, and (2) issued financial statements that materially overstated Andrx's revenues, income and earnings. Specifically, during the class period, Andrx allegedly (1) engaged in improper accounting practices that had the effect of materially overstating its reported earnings and understating its losses, (2) issued financial statements that were not prepared in accordance with GAAP and therefore were materially false and misleading, and (3) lacked proper accounting controls and revenue recognition practices at its subsidiaries which allowed its employees to commit accounting improprieties for more than a period of three years. According to the complaints, plaintiff and other members of the putative class, in reliance on the integrity of the market, paid artificially inflated prices for Andrx's common stock, thereby suffering substantial damages. Andrx is unable to determine the ultimate outcome of this matter.

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

         Andrx currently manufactures and sells bioequivalent versions of Cardizem CD, Dilacor XR(R), Ventolin(R), Glucophage(R) and K-Dur(R).
Andrx also sells and markets brand products which it has acquired or licensed from third parties, the CTEX products (including Histex through June 28, 2002), the Entex cough and cold lines and the Anexsia pain product line.

         Through its distribution operations, Andrx primarily sells bioequivalent drugs manufactured by third parties to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and physicians' offices. These operations are also used for the marketing of Andrx's and its collaborative partners' products.

         During the first quarter of 2002, Andrx determined that its Cybear Group business unit could not survive as a stand alone profit center tracked by a separate class of common stock. Therefore, Andrx Corporation exercised the rights in its Certificate of Incorporation to convert all of the outstanding shares of Cybear common stock into shares of Andrx common stock effective May 17, 2002. Cybear common stock was issued in a September 2000 reorganization to track the performance of Cybear Group, which represented the Internet businesses of Andrx Corporation. On May 17, 2002, each outstanding share of Cybear common stock was converted into 0.00964 of a share of Andrx common stock which resulted in the issuance of approximately 65,000 shares of Andrx common stock. The Conversion ratio included a 25% premium on the value of Cybear common stock, as provided by the terms of Andrx Corporation's Certificate of Incorporation.

         Following the Conversion, Andrx only has one class of common stock outstanding, and such classes include all of the businesses of Andrx Corporation and its subsidiaries. The Conversion ratio was based upon the relative market values of the Andrx common stock and Cybear common stock averaged over the period from February 22, 2002 through March 21, 2002. The Conversion ratio included a 25% premium on the value of the Cybear common stock, as required by the terms of Andrx Corporation's Certificate of Incorporation, which was approved by the Andrx and Cybear stockholders. While the premium paid to the holders of Cybear common stock for the three and six month periods in 2002 was not included in the Andrx or Cybear operating results, the premium associated therewith increased the total net loss allocated to holders of Andrx common stock by $526,000 in computing Andrx's net loss per share and reduced the total net loss allocated to holders of Cybear common stock by $526,000 in computing Cybear Group's net loss per share and was reflected as a charge to retained earnings and a credit to additional paid-in capital in the Unaudited Consolidated Balance Sheet.

         Through the date of the Conversion on May 17, 2002, Andrx Corporation continued to allocate net income (loss) to each class of common stock. For periods subsequent to the Conversion, Andrx Corporation (i) will only report earnings (loss) per share for Andrx common stock which includes all of the former Cybear Group's operating results from the effective date of the Conversion (ii) will no longer report separate earnings (loss) per share for the former Cybear common stock, and (iii) will not provide supplemental group financial statements for Andrx Group and Cybear Group as presented during the two-class structure.

         As the Company announced in our August 12, 2002 press release, Andrx management learned recently that an employee had made numerous improper entries that affected its customer balances and their aging in its accounts receivable records from 1999 to 2002 and, accordingly, the adequacy of the Company's allowance for doubtful accounts receivable. The Company has been investigating the impact and the severity of these entries on its consolidated financial position and results of operations for the current and prior periods affected.

         Based on its initial findings, the Company announced on August 12, 2002, that the Company's net accounts receivable as of June 30, 2002 might have been overstated by as much as $15.0 million. After further investigation and analysis, including discussions with certain customers regarding past due amounts, management has now determined that the Company's net accounts receivable as of June 30, 2002 was overstated, and the related provision for doubtful accounts (included in Selling, general and administrative expenses) from 1999 through 2002 was understated, by an aggregate of $5.4 million, of which $342,000 related to the quarter ended June 30, 2002 and $5.1 million related to the periods ended prior to April 1, 2002. After consideration of all of the facts and circumstances, the Company has recognized the full amount of the misstatement in the second quarter of 2002.

         The $5.1 million charge represents less than 3% (2.79%) of revenues for the second quarter of 2002, 9.28% of loss before income tax benefit, and $0.05 per diluted share of Andrx common stock outstanding ("EPS"). The Company has concluded that the amounts of the misstatement were not material to any prior period.

         The amounts attributable to prior periods and their effect on those periods are as follows: (i) $764,000 attributable to the 2002 first quarter represents 0.41% of revenues, 9.76% of income before income taxes, and $0.007 in EPS for Andrx Group for that period; (ii) $3.8 million attributable to the year ended December 31, 2001 represents 0.51% of revenues, 5.50% of income before income taxes, and $0.03 in EPS for Andrx Group for that period; (iv) $1.3 million attributable to the year ended December 31, 2000 represents 0.25% of revenues, 1.30% of income before taxes, and $0.01 in EPS for Andrx Group for that period; and (v) $749,000 credit attributable to the year ended December 31, 1999 represents 0.16% of revenues, 0.50% of income before income taxes and less than $0.01 in EPS for that period.

         The Company also reviewed various qualitative factors with respect to any prior period, including those set forth in the SEC Staff Accounting Bulletin No. 99, "Materiality" and concluded that in none of these periods would correction of the misstatement (i) affect operating trends, (ii) change a loss to income or income to a loss, (iii) affect the Company's compliance with regulatory requirements, (iv) affect the Company's compliance with loan covenants or other agreements (as the Company does not have any), or (v) affect management compensation.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 ("2002 Quarter"), as Compared to the
    Three Months Ended June 30, 2001 ("2001 Quarter")

         For the 2002 Quarter, the Company generated a net loss of $31.3 million, as compared to net income of $15.7 million for the 2001 Quarter. For the 2002 Quarter, total net loss of $29.8 million, or $0.42 net loss per diluted share, was allocated to Andrx common stock and $1.5 million of net loss, or $0.23 total net loss per diluted share, was allocated to the Cybear common stock, which stock was converted into Andrx common stock on May 17, 2002. For the 2002 Quarter, the premium associated with the May 17, 2002 Conversion increased the total net loss allocated to holders of Andrx common stock by $526,000 and reduced the total net loss allocated to holders of Cybear common stock by $526,000. For the 2001 Quarter, total net income of $24.2 million, or $0.34 net income per diluted share, was allocated to Andrx common stock and $8.5 million of total net loss, or $1.39 net loss per diluted share, was allocated to the Cybear common stock.

REVENUES

         Total revenues increased to $182.2 million for the 2002 Quarter, as compared to $180.9 million for the 2001 Quarter.

         Net sales from distributed products increased by 14.4% to $123.1 million for the 2002 Quarter, as compared to $107.7 million for the 2001 Quarter. The increase in sales from distributed products reflected Andrx's participation in the distribution of generic products launched by other pharmaceutical companies and an increase in sales to existing and new customers, offset in part by overall price declines, as is common with generic products. Net sales for distributed products for the 2002 Quarter decreased to $123.1 million from $128.5 million for the first quarter of 2002 largely due to the January 2002 expiration of marketing exclusivity for generic Prozac. At the end of that exclusivity period, numerous generic manufacturers entered the market, resulting in a price decline in excess of 90%.

         Net sales of Andrx products decreased by 14.8% to $55.8 million for the 2002 Quarter, as compared to $65.5 million for the 2001 Quarter. In the 2002 Quarter, net sales of Andrx products consisted of $48.4 million of Andrx bioequivalent products and $7.4 million of Andrx brand products, as compared to $59.7 million of Andrx bioequivalent products and $5.8 million of Andrx brand products for the 2001 Quarter.

         For the 2002 Quarter, net sales of Andrx bioequivalent products of $48.4 million included sales of the Company's bioequivalent versions of Cardizem CD, Dilacor XR, Ventolin metered dose inhalers, Glucophage and starting in April 2002 K-Dur, as compared to $59.7 million in net sales of Andrx bioequivalent products in the 2001 Quarter. The decrease in net sales of Andrx bioequivalent products, for the 2002 Quarter as compared to the 2001 Quarter, resulted primarily from a significant decline in net sales of Andrx's bioequivalent version of Ventolin, a continuing sequential decline in net sales of Andrx's bioequivalent version of Cardizem CD, partially offset by net sales of Andrx's bioequivalent version of Glucophage, which was launched in January 2002. The decline in net sales of Andrx's bioequivalent version of Ventolin began in the fourth quarter of 2001 following a marked increase in competition which has continued, if not intensified, into the 2002 third quarter. Andrx's bioequivalent version of Cardizem CD continues to generate significant current levels of net sales and gross profits and materially contributes to Andrx's overall current level of profitability. Although Andrx launched its bioequivalent version of K-Dur during the 2002 Quarter, Andrx was the fourth entrant into the market and, accordingly, sales of Andrx's bioequivalent version of K-Dur were not a significant contributor to Andrx's results of operations.

         For the 2002 Quarter, net sales of Andrx brand products were $7.4 million, as compared to $5.8 million in the 2001 Quarter. Net sales of Andrx brand products in the 2002 Quarter include sales generated from the Histex and Entex (cough and cold), Embrex (prenatal vitamins) and Anexsia (pain) product lines. Sales of Andrx brand products in future periods will include net sales of Altocor which was approved by the FDA in late June 2002, shipped into the distribution channel beginning in early July 2002 and promoted to physicians starting in late July 2002. In June 2002, Andrx sold the Histex product line.

         The Company generated $3.3 million of other revenues in the 2002 Quarter, as compared to $7.7 million in the 2001 Quarter. Other revenues for the 2002 Quarter primarily represented revenues from contract manufacturing at Andrx's Massachusetts facility and also included revenues generated by Andrx's Internet operations, primarily the Physicians Online web portal. This decline in other revenues was a result of a decrease in contract manufacturing services for Alpharma USPD, Inc. ("Alpharma"). In March 2002, Alpharma recalled certain of the Epinephrine Mist products manufactured by Andrx's facility. Andrx is currently investigating this matter. Other revenues for the 2001 Quarter included $3.0 million per quarter from Geneva Pharmaceuticals, Inc., ("Geneva") a member of the Novartis Group of then recurring license fees from an agreement which was terminated in October 2001.

GROSS PROFIT/GROSS MARGIN

         In the 2002 Quarter, total revenues generated total gross profit of $50.7 million with a total gross margin of 27.8%, as compared to total gross profit of $76.0 million with a total gross margin of 42.0% in the 2001 Quarter.

         In the 2002 Quarter, net sales of distributed products generated $22.9 million of gross profit with a gross margin of 18.6%, as compared to $19.6 million of gross profit with a gross margin of 18.2% for the 2001 Quarter. On a sequential basis, gross profits for the 2002 Quarter were $22.9 million, as compared to $23.3 million in the first quarter of 2002, while gross margins increased from 18.1% to 18.6% from the first quarter of 2002, compared to the 2002 Quarter. Such levels of gross margin are at the higher end of the historical range. Historically, gross margins on sales of distributed products range between 14% - 21%, but generally range from 16%-17%.

         In the 2002 Quarter, net sales of Andrx products generated $27.4 million of gross profit with a gross margin of 49.2%, compared to $50.7 million of gross profit with a gross margin of 77.5% for the 2001 Quarter.

         In the 2002 Quarter, within Andrx products, Andrx's bioequivalent products generated $23.6 million of gross profit with a gross margin of 48.9%, as compared to $46.7 million of gross profit with a gross margin of 78.3% in the 2001 Quarter. The decrease in gross profit was largely the result of the decrease in net sales, primarily Andrx's bioequivalent version of Ventolin, during the 2002 Quarter, and product mix changes including a continuing sequential decline in net sales and gross margins for Andrx's bioequivalent version of Cardizem CD. As of June 30, 2002, the Company had $59.2 million in raw materials, work in process and finished goods inventories of products yet to be approved or launched. Included in the June 30, 2002 inventory was approximately $13.1 million of inventory relating to Altocor which the Company began shipping in July 2002. In the 2002 Quarter, Andrx recorded a provision through cost of goods sold of $2.1 million related to inventory for products not yet launched. Such provision is primarily due to the aging of the inventory as a result of the delay in FDA product approvals. As a result of the expansion of manufacturing facilities in anticipation of new product launches and delays in the launches of Andrx's bioequivalent versions of Prilosec, Tiazac, Naprelan and Wellbutrin SR/Zyban through the 2002 Quarter, the Company incurred costs of approximately $1.1 million, included in cost of goods sold in the 2002 Quarter, relating to unabsorbed manufacturing costs at its Andrx Park manufacturing facility in Florida. At its Andrx Park facility, Andrx commenced its manufacturing operations in phases, with phase III commencing in September 2001, and with phase IV operations anticipated to commence in the fourth quarter of 2002. As a result, Andrx has experienced and will continue to experience inefficiencies and excess manufacturing capacities in certain areas. Such inefficiencies and excess capacities in certain areas were contributing factors to decreased gross margins in the 2002 Quarter. Such manufacturing costs will be absorbed in the future as the Company increases production levels related to launches of Andrx products into the marketplace. In connection with the increase in competition for Andrx's bioequivalent version of Ventolin through the 2002 Quarter, the Company experienced a decrease in net sales and lower gross margins, as well as a related decrease in production levels. The Company incurred costs of approximately $2.5 million, included in cost of goods sold in the 2002 Quarter, relating to unabsorbed manufacturing costs at its manufacturing facility in Massachusetts where the Company principally manufactures its bioequivalent version of Ventolin. The Company is taking measures to reduce certain levels of these unabsorbed manufacturing costs. If there is an increase in market demand for Ventolin and the Company increases production levels to manufacture additional quantities of its bioequivalent product to match that increase in market demand, some current excess capacity may be utilized. Additionally, in the future, the Company may be able to increase efficiency at its Massachusetts facility by manufacturing other inhalation products, which are currently under development.

         In the 2002 Quarter, within Andrx products, Andrx's brand products generated $3.8 million of gross profit with a gross margin of 50.9%, as compared to $4.0 million of gross profit with a gross margin of 69.3% in the 2001 Quarter. The decrease in gross margin included, among other things, the Company recording an additional inventory allowance through costs of goods sold of $764,000 related to aging issues on currently sold brand products. Cost of goods sold in the 2002 Quarter includes royalties accrued on the net sales generated from the Anexsia pain product line and the Entex cough and cold line, as well as amortization of the product rights for the CTEX, Entex and Anexsia products.

         Cost of goods sold also included operating costs for Andrx's contract manufacturing business including a provision of $871,000 in the 2002 Quarter related to inventories manufactured at Andrx's Massachusetts facility for Alpharma with which Andrx is currently involved in a dispute.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

         SG&A expenses were $46.5 million, or 25.5% of total revenues for the 2002 Quarter, as compared to $35.9 million, or 19.9% of total revenues for the 2001 Quarter. SG&A expenses included expenses related to the administration, marketing, selling and warehousing of distributed and Andrx products, the establishment of brand sales and marketing efforts, royalties to the Company's former Co-Chairman and Chief Scientific Officer related to sales of the Company's bioequivalent version of Cardizem CD, as well as corporate overhead and legal costs with respect to patent infringement matters related to the Company's ANDA filings and antitrust matters. The increase in SG&A expenses in the 2002 Quarter, as compared to the 2001 Quarter, was primarily due to the expansion of the brand product sales, the building of the brand sales and marketing infrastructure, including the CTEX sales force, changes in the product mix, pre-launch promotional and sales training costs related to Altocor, an increase in legal costs with respect to patent infringement and antitrust matters and an increase in the allowance for doubtful accounts receivable. See page 28 for the discussion of the accounts receivable investigation. Operating expenses, except cost of goods sold and goodwill write-off related to Andrx's Internet operations, are classified as SG&A for all periods presented. The Company is considering increasing the number of sales representatives from 280 as of June 30, 2002 to 500 within 12 to 18 months of the Altocor launch.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

         R&D expenses were $11.4 million, or 20.5% of Andrx products sales in the 2002 Quarter, as compared to $14.6 million, or 22.2% of Andrx products sales in the 2001 Quarter. R&D expenses reflected the Company's continued commercialization efforts in its bioequivalent (ANDA) and brand name (NDA) development programs. In the 2002 Quarter, the Company submitted four ANDA filings with the FDA, bringing its total to 28 ANDAs pending at the FDA. The Company anticipates filing an NDA for Metformin XT and filing at least six ANDAs during the balance of 2002.

         The Company made a Paragraph IV certification in connection with its ANDA filed for its bioequivalent version of Depakote. As previously disclosed, the Office of Generic Drugs ("OGD") determined that the ANDA filed by Andrx for its bioequivalent version of Depakote cannot be approved because, in the opinion of OGD, the active ingredient in Andrx's proposed product is not identical to the active ingredient in the reference listed drug. Andrx had previously requested a written explanation of FDA's determination and on July 18, 2002, received FDA's explanation of its rationale for its conclusion. Andrx has not yet determined whether, among other things, it will appeal the decision of OGD or abandon altogether its effort to make a bioequivalent version of Depakote.

LITIGATION SETTLEMENTS

         Andrx and Aventis entered into a binding settlement with the direct purchaser class of plaintiffs in the Cardizem CD antitrust litigation that is pending for multidistrict proceedings in the United States District Court for the Eastern District of Michigan. The binding settlement, which is subject to final Court review and approval, calls for a cash payment by Andrx and Aventis to this group in an undisclosed amount. In anticipation of potentially reaching settlements with all plaintiffs in the related litigations, Andrx's results for the 2002 Quarter include an estimated litigation settlements charge of $60 million which is included in Accrued and other liabilities in the Company's Unaudited Consolidated Balance Sheet at June 30, 2002. Such contingency became estimable in the second quarter of 2002 as a result of the mediation discussions with the plaintiffs in the litigations and the settlement referred to above. Andrx intends to vigorously litigate any of these cases that cannot be settled on a reasonable basis.

CYBEAR GOODWILL WRITE-OFF

         The 2001 Quarter includes a $2.0 million charge associated with the impairment of the then remaining goodwill related to the acquisition by Cybear of Telegraph Consulting Corporation ("Telegraph") in 1999.


INTEREST INCOME, NET

         The Company generated interest income, net of $1.5 million in the 2002 Quarter, as compared to $3.1 million in the 2001 Quarter. The decrease in interest income, net is the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained during the 2002 Quarter and lower interest rates, compared to the 2001 Quarter. The Company invests in taxable and tax-free investment-grade interest bearing securities.


EQUITY IN EARNINGS OF JOINT VENTURES

         The Company generated $943,000 of equity in earnings of its joint ventures in the 2002 Quarter, compared to $307,000 in the 2001 Quarter. For the 2002 Quarter, equity in earnings of its joint ventures was the result of sales of the ANCIRC Pharmaceuticals ("ANCIRC"), (Andrx's 50/50 joint venture with Watson Pharmaceuticals, Inc.), bioequivalent versions of Oruvail(R) and Trental(R) and sales of the bioequivalent version of Pepcid(R) launched by CARAN (Andrx's 50/50 joint venture with Carlsbad Technology, Inc.), offset by operating expenses of the joint ventures. For the 2001 Quarter, equity in earnings of its joint ventures reflected sales of ANCIRC's bioequivalent version of Trental and CARAN's bioequivalent version of Pepcid reduced by operating expenses of the joint ventures.

GAIN ON SALE OF HISTEX PRODUCT LINE

         On June 28, 2002, the Company sold the trademarks, licenses and permits, marketing materials, packaging supplies, product and sample inventories including reformulations related to the Histex cough and cold line of products. In addition, in connection with the sale, the buyer assumed liabilities related to all Histex products. In consideration, the Company received $1.4 million in cash and is entitled to receive $375,000 in cash in three equal quarterly installments of $125,000 payable on October 1, 2002, January 1, 2003 and April 1, 2003. Additionally, among other things, the Company is entitled to receive quarterly royalty payments on net sales of the Histex products for five years. This transaction resulted in a pre-tax net gain of $4.5 million recorded in other income in the Company's Unaudited Consolidated Statement of Operations. The gain resulted mainly from the extinguishment of net liabilities. In accordance with Staff Accounting Bulletin Topic 5-E "Accounting for Divestiture of a Subsidiary or Other Business Operation," as of June 30, 2002, the buyer was considered thinly capitalized and accordingly, the gain included in other income is the $1.4 million the Company received in cash and the extinguishment of the net liabilities to the extent that the related estimated potential liabilities had actually been fully assumed by the buyer, supported by, among other things, $2.0 million placed in escrow by the buyer and a guarantee by a significant customer to not return purchased Histex products. As the Company receives the additional $375,000 in payments from the buyer and the remaining estimated potential liabilities become extinguished, the Company will record such amounts to other income.

INCOME TAX EXPENSE (BENEFIT)

         For the 2002 Quarter, the Company recorded an income tax benefit of $28.9 million, or 48% of loss before income taxes. Such tax benefit included a $21.7 million tax benefit relating to the 2002 Quarter loss, or 36% of loss before income taxes, and also included the reversal of a $7.2 million valuation allowance on deferred tax assets relating to certain net operating loss carryforwards. For the 2001 Quarter, the Company provided $11.2 million for income taxes, or 42% of income before income taxes. For the 2001 Quarter, the Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes and amortization of intangible assets which is not deductible for tax purposes.

WEIGHTED AVERAGE SHARES OUTSTANDING

         The basic and diluted weighted average shares of Andrx common stock outstanding was 70.7 million in the 2002 Quarter, as compared to 69.9 million and 72.2 million, respectively, in the 2001 Quarter. For the 2002 Quarter, all potential shares were excluded from the diluted share computation as the Company reported a net loss and, accordingly, such potential common shares were anti-dilutive. The 2002 Quarter also excludes the unamortized restricted stock units granted to the Company's Chief Executive Officer, which are also anti-dilutive. The increase in the basic weighted average number of shares of Andrx common stock outstanding in the 2002 Quarter, as compared to the 2001 Quarter, was attributable to exercises of stock options, issuances of shares under the Company's employee stock purchase plan which commenced January 1, 2002, and approximately 65,000 shares of Andrx common stock pursuant to the Conversion.

         The basic and diluted weighted average number of shares of Cybear common stock was 6.7 million for the period from April 1, 2002 to May 17, 2002 and 6.1 million for the 2001 Quarter. All common stock equivalents were excluded from the diluted share computation as Cybear was allocated a net loss, and accordingly, such stock equivalents were anti-dilutive. After May 17, 2002, no Cybear common stock was outstanding as a result of its Conversion to Andrx common stock. The basic and diluted weighted average number of shares of Cybear common stock included herein gave effect to the July 2001 one-for-four reverse stock split of Cybear common stock.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2002 ("2002 Period") as Compared to
    Six Months Ended June 30, 2001 ("2001 Period")

         For the 2002 Period, the Company generated a net loss of $26.8 million, as compared to net income of $30.3 million for the 2001 Period. For the 2002 Period, net loss of $21.4 million, or $0.30 net loss per diluted share, was allocated to Andrx common stock, and $5.4 million of total net loss, or $0.80 net loss per diluted share, was allocated to the Cybear common stock, which stock was converted into Andrx common stock on May 17, 2002. For the 2002 Period, the premium associated with the May 17, 2002 Conversion increased the total net loss allocated to holders of Andrx common stock by $526,000 and reduced the total net loss allocated to holders of Cybear common stock by $526,000 and was reflected as a charge to retained earnings and a credit to additional paid-in capital in the Unaudited Consolidated Balance Sheet. For the 2001 Period, net income of $43.4 million, or $0.60 total net income per diluted share, was allocated to Andrx common stock, and $13.0 million of net loss, or $2.63 net loss per diluted share, was allocated to Cybear common stock.

REVENUES

         Total revenues increased by 8.5% to $367.0 million for the 2002 Period, as compared to $338.2 million for the 2001 Period.

         Net sales from distributed products increased by 16.7% to $251.7 million for the 2002 Period, as compared to $215.6 million for the 2001 Period. The increase in sales from distributed products reflected Andrx's participation in the distribution of generic products launched by other pharmaceutical companies and an increase in sales to existing and new customers, offset in part by overall price declines, as is common with generic products.

         Net sales of Andrx products were $110.3 million for the 2002 Period, as compared to $110.2 million for the 2001 Period. In the 2002 Period, net sales of Andrx products consisted of $97.3 million of Andrx bioequivalent products and $13.0 million of Andrx brand products, as compared to $99.3 million of Andrx bioequivalent products and $10.9 million of Andrx brand products for the 2001 Period.

         For the 2002 Period, net sales of Andrx bioequivalent products of $97.3 million included sales of the Company's bioequivalent versions of Cardizem CD, Dilacor XR, Ventolin metered dose inhalers, Glucophage and, starting in April 2002, K-Dur; as compared to $99.3 million in net sales of Andrx bioequivalent products in the 2001 Period. The decrease in net sales of Andrx bioequivalent products, for the 2002 Period as compared to the 2001 Period, resulted primarily from a significant decline in net sales of Andrx's bioequivalent version of Ventolin, a continuing sequential decline in net sales of Andrx's bioequivalent version of Cardizem CD, partially offset by net sales of Andrx's bioequivalent version of Glucophage, which was launched in January 2002. The decline in net sales of Andrx's bioequivalent version of Ventolin began in the fourth quarter of 2001 following a marked increase in competition which has continued, if not intensified, into the 2002 third quarter. Andrx's bioequivalent version of Cardizem CD continues to generate significant current levels of net sales and gross profits and materially contributes to Andrx's overall current level of profitability. Although Andrx launched its bioequivalent version of K-Dur during the 2002 Period, Andrx was the fourth entrant into the market and, accordingly, sales of Andrx's bioequivalent version of K-Dur were not a significant contributor to Andrx's results of operations.

         For the 2002 Period, net sales of Andrx brand products were $13.0 million, as compared to $10.9 million in the 2001 Period. Net sales of Andrx brand products in the 2002 Period include sales generated from the Histex and Entex (cough and cold), Embrex (prenatal vitamins) and Anexsia (pain) product lines. Sales of Andrx brand products in future periods will include sales of Altocor which was approved by the FDA in late June 2002, shipped into the distribution channel beginning in early July 2002 and promoted to physicians starting late July 2002. In June 2002, Andrx sold the Histex product line.

         The Company generated $5.0 million of other revenues in the 2002 Period, as compared to $12.3 million in the 2001 Period. Other revenues for the 2002 Period primarily represented revenues from contract manufacturing at Andrx's Massachusetts facility and also included revenues generated by Andrx's Internet operations, primarily the Physicians Online web portal. This decline in other revenues was a result of a decrease in contract manufacturing services for Alpharma. In March 2002, Alpharma recalled certain of the Epinephrine Mist products manufactured in Andrx's Massachusetts facility. Andrx is currently investigating this matter. Other revenues for the 2001 Period, included $3.0 million per quarter from Geneva of then recurring license fees from an agreement which was terminated in October 2001.

GROSS PROFIT/GROSS MARGIN

         In the 2002 Period, total revenues generated total gross profit of $107.5 million with a total gross margin of 29.3%, as compared to total gross profit of $138.7 million with a total gross margin of 41.0% in the 2001 Period.

         In the 2002 Period, net sales of distributed products generated $46.2 million of gross profit with a gross margin of 18.4%, as compared to $42.1 million of gross profit with a gross margin of 19.5% for the 2001 Period. Such levels of gross margin are at the higher end of the historical range. Historically, gross margins on sales of distributed products range between 14% - 21%, but generally range from 16% - 17%.

         In the 2002 Period, net sales of Andrx products generated $59.8 million of gross profit with a gross margin of 54.2%, compared to $86.4 million of gross profit with a gross margin of 78.4% for the 2001 Period.

         In the 2002 Period, within Andrx products, Andrx's bioequivalent products generated $53.0 million of gross profit with a gross margin of 54.5%, as compared to $78.4 million of gross profit with a gross margin of 78.9% in the 2001 Period. The decrease in gross profit was largely the result of the decrease in net sales; primarily of Andrx's bioequivalent version of Ventolin, during the 2002 Period; and product mix changes including a continuing sequential decline in net sales and gross margins from Andrx's bioequivalent version of Cardizem CD. As of June 30, 2002, the Company had $59.2 million in raw materials, work in process and finished goods inventories of products yet to be approved or launched. Included in the June 30, 2002 inventory was approximately $13.1 million of inventory relating to Altocor which the Company began shipping in July 2002. In the 2002 Period, Andrx recorded a provision through cost of goods sold of $2.1 million related to inventory for products not yet launched. Such provision is primarily due to the aging of the inventory as a result of the delay in FDA product approvals. As a result of the expansion of manufacturing facilities in anticipation of new product launches and delays in the launches of Andrx's bioequivalent versions of Prilosec, Tiazac, Naprelan and Wellbutrin SR/Zyban, through the 2002 Period, the Company incurred costs of approximately $3.1 million, included in cost of goods sold in the 2002 Period, relating to unabsorbed manufacturing costs at its Andrx Park manufacturing facility in Florida. At its Andrx Park facility, Andrx commenced its manufacturing operations in phases, with phase III commencing in September 2001, and with phase IV operations anticipated to commence in the fourth quarter of 2002. As a result, Andrx has experienced and will continue to experience inefficiencies and excess manufacturing capacities in certain areas. Such inefficiencies and excess capacities in certain areas were contributing factors to decreased gross margins in the 2002 Periods. Such manufacturing costs will be absorbed in the future as the Company increases production levels related to launches of Andrx products into the marketplace. Similarly, in connection with the increase in competition for Andrx's bioequivalent version of Ventolin through the 2002 Period, the Company experienced a decrease in net sales and lower gross margins, as well as a related decrease in production levels. The Company incurred costs of approximately $4.4 million, included in cost of goods sold in the 2002 Period, relating to unabsorbed manufacturing costs at its manufacturing facility in Massachusetts. The Company is taking measures to reduce certain levels of these unabsorbed manufacturing costs. If there is an increase in market demand for Ventolin and the Company increases production levels to manufacture additional quantities of its bioequivalent product to match that increase in market demand, some current excess capacity may be utilized. Additionally, in the future, the Company may be able to increase efficiency at its Massachusetts facility by manufacturing other inhalation products, which are currently under development.

         In the 2002 Period, within Andrx products, Andrx's brand products generated $6.8 million of gross profit with a gross margin of 52.3%, as compared to $8.0 million of gross profit with a gross margin of 73.7% in the 2001 Period. The decrease in gross margin included, among other things, the Company recording an additional inventory allowance through costs of goods sold of approximately $1.5 million related to aging issues on currently sold brand products. Cost of goods sold in the 2002 Period also includes royalties accrued on the net sales generated from the Anexsia pain product line and the Entex cough and cold line, as well as amortization of the product rights for the CTEX, Entex and Anexsia products.

         Cost of goods sold also included operating costs for Andrx's contract manufacturing business including a provision of $871,000 in the 2002 Period related to inventories manufactured at Andrx's Massachusetts facility for Alpharma with whom Andrx is currently involved in a dispute.

SG&A EXPENSES

         SG&A expenses were $87.7 million, or 23.9% of total revenues for the 2002 Period, as compared to $64.4 million, or 19.0% of total revenues for the 2001 Period. SG&A expenses included expenses related to the administration, marketing, selling and warehousing of distributed and Andrx products, the establishment of brand sales and marketing efforts, royalties to the Company's former Co-Chairman and Chief Scientific Officer related to sales of the Company's bioequivalent version of Cardizem CD, as well as corporate overhead and legal costs with respect to patent infringement matters related to the Company's ANDA filings and antitrust matters. The increase in SG&A expenses in the 2002 Period, as compared to the 2001 Period, was primarily due to the expansion of the brand product sales, the building of the brand sales and marketing infrastructure, including the CTEX sales force, changes in the product mix, pre-launch promotional and sales training costs related to Altocor, an increase in legal costs with respect to patent infringement and antitrust matters and an increase in the allowance for doubtful accounts receivable. See page 28 for the discussion of the accounts receivable investigation. Operating expenses, except cost of goods sold and goodwill write-off related to Andrx's Internet operations, are classified as SG&A for all periods presented. The Company is considering increasing the number of sales representatives from 280 as of June 30, 2002 to 500 within 12 to 18 months of the Altocor launch.

R&D EXPENSES

         R&D expenses were $21.3 million, or 19.3% of Andrx products sales in the 2002 Period, as compared to $28.9 million, or 26.2% of Andrx products sales in the 2001 Period. R&D expenses reflects the Company's continued commercialization efforts in its bioequivalent (ANDA) and brand name (NDA) development programs. In the 2002 Period, the Company submitted four ANDA filings with the FDA, bringing its total to 28 ANDAs pending at the FDA. The Company anticipates filing an NDA for Metformin XT and filing at least six ANDAs during the balance of 2002.

         The Company made a Paragraph IV certification in connection with its ANDA filed for its bioequivalent version of Depakote. As previously disclosed, the OGD determined that the ANDA filed by Andrx for its bioequivalent version of Depakote cannot be approved because, in the opinion of OGD, the active ingredient in Andrx's proposed product is not identical to the active ingredient in the reference listed drug. Andrx had previously requested a written explanation of FDA's determination and on July 18, 2002, received FDA's explanation of its rationale for its conclusion. Andrx has not yet determined whether, among other things, it will appeal the decision of OGD or abandon altogether its effort to make a bioequivalent version of Depakote.

LITIGATION SETTLEMENTS

         Andrx and Aventis entered into a binding settlement with the direct purchaser class of plaintiffs in the Cardizem CD antitrust litigation that is pending for multidistrict proceedings in the United States District Court for the Eastern District of Michigan. The binding settlement, which is subject to final Court review and approval, calls for a cash payment by Andrx and Aventis to this group in an undisclosed amount. In anticipation of potentially reaching settlements with all plaintiffs in the related litigations, Andrx's results for the 2002 Period include an estimated litigation settlements charge of $60 million which is included in Accrued and other liabilities in the Company's Unaudited Consolidated Balance Sheet at June 30, 2002. Andrx intends to vigorously litigate any of these cases that cannot be settled on a reasonable basis.

CYBEAR GOODWILL WRITE-OFF

         The 2001 Period includes a $2.0 million charge associated with the impairment of the then remaining goodwill related to the acquisition by Cybear of Telegraph in 1999.

INTEREST INCOME, NET

         The Company generated interest income, net of $3.1 million in the 2002 Period, as compared to $6.6 million in the 2001 Period. The decrease in interest income, net is the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained during the 2002 Period and lower interest rates, compared to the 2001 Period. The Company invests in taxable and tax-free investment-grade interest bearing securities.


EQUITY IN EARNINGS OF JOINT VENTURES

         The Company generated $1.6 million of equity in earnings of its joint ventures in the 2002 Period, compared to $270,000 in the 2001 Period. For the 2002 Period, equity in earnings of its joint ventures was the result of sales of the ANCIRC bioequivalent versions of Oruvail and Trental and sales of the bioequivalent version of Pepcid launched by CARAN, offset by operating expenses of the joint ventures. For the 2001 Period, equity in earnings of its joint ventures reflect sales of ANCIRC's bioequivalent version of Trental and CARAN's bioequivalent version of Pepcid, reduced by the operating expenses of the joint ventures.

GAIN ON SALE OF HISTEX PRODUCT LINE

         On June 28, 2002, the Company sold the trademarks, licenses and permits, marketing materials, packaging supplies, product and sample inventories including reformulations related to the Histex cough and cold line of products. In addition, in connection with the sale, the buyer assumed liabilities related to all Histex products. In consideration, the Company received $1.4 million in cash and is entitled to receive $375,000 in cash in three equal quarterly installments of $125,000 payable on October 1, 2002, January 1, 2003 and April 1, 2003. Additionally, among other things, the Company is entitled to receive quarterly royalty payments on net sales of the Histex products for five years. This transaction resulted in a pre-tax net gain of $4.5 million recorded in other income in the Company's Unaudited Consolidated Statement of Operations. The gain resulted mainly from the extinguishment of net liabilities. In accordance with Staff Accounting Bulletin Topic 5-E "Accounting for Divestiture of a Subsidiary or Other Business Operation," as of June 30, 2002, the buyer was considered thinly capitalized and accordingly, the gain included in other income is the $1.4 million the Company received in cash and the extinguishment of the net liabilities to the extent that the related estimated potential liabilities had actually been fully assumed by the buyer, supported by, among other things, $2.0 million placed in escrow by the buyer and a guarantee by a significant customer to not return purchased Histex products. As the Company receives the additional $375,000 in payments from the buyer and the remaining estimated potential liabilities become extinguished, the Company will record such amounts to other income.

INCOME TAX EXPENSE (BENEFIT)

         For the 2002 Period, the Company reported an income tax benefit of $25.6 million, or 49% of loss before income taxes. Such tax benefit included a $18.4 million tax benefit relating to the 2002 Period loss, or 35% before income taxes, and also included the reversal of a $7.2 million valuation allowance deferred tax assets relating to certain net operating loss carryforwards. For the 2001 Period, the Company provided $20.0 million for income taxes, or 40% of income before income taxes. For the 2001 Period, the Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes and amortization of intangible assets which are not deductible for tax purposes.

WEIGHTED AVERAGE SHARES OUTSTANDING

         The basic and diluted weighted average shares of Andrx common stock outstanding was 70.6 million in the 2002 Period, as compared to 69.7 million and
72.0 million, respectively, in the 2001 Period. For the 2002 Period, all potential common shares were excluded from the diluted share computation as the Company reported a net loss and, accordingly, such potential common shares were anti-dilutive. The 2002 Period also excluded the unamortized restricted common shares granted to the Company's Chief Executive Officer, which are also anti-dilutive. The increase in the basic weighted average number of shares of Andrx common stock outstanding in the 2002 Period, as compared to the 2001 Period, was attributable to exercises of stock options, issuances of shares under the Company's employee stock purchase plan which commenced January 1, 2002, and approximately 65,000 shares of Andrx common stock issued upon Conversion of Cybear common stock to Andrx common stock on May 17, 2002.

         The basic and diluted weighted average number of shares of Cybear common stock was 6.7 million for the period from January 1, 2002 to May 17, 2002 and 5.0 million for the 2001 Period. All common stock equivalents were excluded from the diluted share computation as Cybear was allocated a net loss, and accordingly, such stock equivalents were anti-dilutive. After May 17, 2002, no Cybear common stock was outstanding as a result of its Conversion to Andrx common stock. The basic and diluted weighted average number of shares of Cybear common stock included herein gave effect to the July 2001 one-for-four reverse stock split of Cybear common stock.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, the Company had $213.6 million in cash, cash equivalents and investments available-for-sale, and $387.6 million of consolidated working capital.

OPERATING ACTIVITIES

         Net cash provided by operating activities was $8.9 million in the 2002 Period, as compared to $25.6 million in the 2001 Period.

         In the 2002 Period, net cash provided by operating activities of $8.9 million included net loss of $26.8 million; income tax benefits related to exercises of stock options of $2.5 million; a decrease in accounts receivable, net of $31.8 million and increases in accounts payable and accrued and other liabilities of $57.7 million; offset by increases in inventories of $28.0 million and prepaids and other assets, net of $32.5 million. In addition, the 2002 Period also includes depreciation and amortization of $10.4 million, offset by undistributed equity in earnings of joint ventures of $1.6 million and a gain on sale of Histex product line of $4.5 million.

         In the 2001 Period, net cash provided by operating activities of $25.6 million included net income of $30.3 million; income tax benefits related to exercises of stock options of $10.1 million; offset by increases in accounts receivables, net of $11.9 million; inventories of $4.0 million; prepaid and other assets, net of $509,000, and decreases in accounts payable and accrued and other liabilities of $9.8 million. In addition, the 2001 Period also includes depreciation and amortization of $9.5 million, write-off of Telegraph goodwill of $2.0 million, offset by undistributed equity in earnings of joint ventures of $270,000.

         INVESTING ACTIVITIES

         Net cash provided by investing activities was $15.5 million in the 2002 Period, as compared to net cash used in investing activities of $65.8 million in the 2001 Period.

         In the 2002 Period, net cash provided by investing activities of $15.5 million consisted of $59.0 million in maturities of investments available-for-sale and $1.4 million in proceeds from the sale of the Histex product line, offset by $45.0 million of purchases of property, plant and equipment.

         In the 2001 Period, net cash used in investing activities of $65.8 million consisted primarily of $35.5 million in purchases of property, plant and equipment, $11.1 million in the acquisition of CTEX net of cash acquired, $3.7 million in loans to former CTEX shareholders, $14.8 million in the acquisition of the Entex brand product line, $18.2 million in the acquisition of certain assets of Armstrong, and $3.2 million in acquisition of and advances to Mediconsult, offset by $20.5 million in maturities of investments available-for-sale.

         FINANCING ACTIVITIES

         Net cash provided by financing activities was $2.9 million in the 2002 Period, as compared to $4.5 million in the 2001 Period, which consisted of proceeds from issuances of shares of Andrx common stock from exercises of Andrx stock options, and in the 2002 Period, also included proceeds from issuances of shares of Andrx common stock under the employee stock purchase plan.

         FUTURE COMMITMENTS

         Andrx anticipates that its cash requirements will continue to increase due to the completion of construction of its research and development, manufacturing and corporate facilities, including the acquisition of related equipment. In the second half of 2002, Andrx will be completing construction on its expansion of its research and development and manufacturing facilities including the related equipment. Andrx is also evaluating, among other things, additional expansions of its manufacturing capabilities for amounts of at least $40 million. In the second half of 2002, Andrx intends to occupy an additional distribution facility in Ohio, which will require the purchase of additional distribution inventories to initially stock this facility. Andrx also, from time to time, considers purchasing additional facilities for expansion. The Company will also be building up inventories of some of its currently unapproved and yet to be launched products. Additionally, Andrx is continuing its implementation of the JD Edwards software package and related hardware. The Company may also fund the litigation settlements. Andrx Corporation may need additional funding and may seek additional funding through private debt financing in order to meet its cash needs.

         OUTLOOK

         The Company anticipates that it will continue to face a number of difficult operating issues in the second half of 2002 which may adversely affect near term earnings. While the Company is awaiting satisfactory resolution of the patent and/or FDA issues, which have delayed the launches of its bioequivalent versions of Prilosec, Wellbutrin SR/Zyban, Tiazac and Naprelan, it continues to increase its spending in the areas of R&D, scale-up activities, and brand SG&A, while it continues to work toward the launch of those products and the development of its brand business.

         Distributed Products

         During the 2002 Quarter, the Company generated $123.1 million in net sales of distributed products. The Company's pharmaceutical distribution operation generally has a history of consistent quarterly sequential growth as a result of, among other things, the Company's penetration of the market servicing independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and, to a lesser extent, physician offices. The Company believes that it will be able to continue to expand in this market, both in terms of per store volume and customer locations, particularly following the opening of its Ohio distribution center in the second half of 2002.

         Nevertheless, the ability of the Company to provide consistent sequential quarterly growth will be affected in the future, in large part, by the Company's participation in the launch of new products by other generic manufacturers. As such, the Company's growth in its pharmaceutical distribution operation is related to the overall growth in the generic industry and the launch of significant new products. As new and existing products encounter competition, sales prices of such products typically decline.

         The Company's distribution operation will participate in the launch of Andrx's bioequivalent products. For external reporting purposes, however, this segment's financial results do not include its participation in the distribution of Andrx bioequivalent products. Such sales are classified as Andrx product sales in the Company's Unaudited Consolidated Statements of Operations.

         Andrx Bioequivalent Products

         During the 2002 Quarter, the Company generated net sales of $48.3 million from its bioequivalent products (including sales by the Company's distribution operations of Andrx's bioequivalent products). The Company's bioequivalent products generated gross profits of $23.6 million and a gross margin of 48.9%. Growth in the bioequivalent product business will come from the launch of significant new products, as sales of Andrx's current bioequivalent products are expected to remain relatively stable or decrease.

         The bioequivalent pharmaceutical industry is highly competitive and selling prices are often subject to significant and rapid declines from competition among existing or new bioequivalent manufacturers entering the market. Since the launch of Andrx's bioequivalent version of Cardizem CD in 1999 with 180-days of marketing exclusivity, there have only been two additional bioequivalent manufacturers of this product. As a result, although continuing to experience a sequential decline in net sales, Andrx's bioequivalent version of Cardizem CD continues to generate significant net sales and gross profits and materially contributes to Andrx's overall current level of profitability.

         The Company believes that its bioequivalent controlled-release products will face more modest competition than other bioequivalent products due to the limited number of competitors having the scientific and legal expertise and financial resources required to develop and bring these products to market. To a lesser extent, the Company also believes that its specialty or niche bioequivalent products will also face less competition than bioequivalent products generally. The Company believes that these competitive barriers, combined with the synergistic value derived from the Company's pharmaceutical distribution operation, will better enable it to compete in the highly competitive bioequivalent product marketplace.

         Currently, Andrx's overall level of profitability remains dependant on a relatively small number of products. If these products and particularly Andrx's bioequivalent version of Cardizem CD were to experience a significant decrease in net sales from increased competition from existing and/or new competitors with accompanying price reductions and/or reduced market shares, Andrx's operating results would be materially adversely affected. In the 2002 Quarter, continued increased competition, which resulted in reduced market share for the Company's bioequivalent version of Ventolin, adversely affected the Company's quarterly financial results and sales of Ventolin are not expected to increase. The competition in the Ventolin market has intensified in the third quarter of 2002.

         Though the timing remains uncertain, the Company remains optimistic that it will be able to introduce bioequivalent versions of Tiazac, Wellbutrin SR/Zyban, Naprelan and potentially Prilosec during the latter part of the second half of the year. Product introductions in 2002 may also include other generic products, which Andrx has pending at the FDA. These product launches are dependent on a number of factors, certain ones of which are outside the Company's control, including, among other things, receipt of final FDA marketing approval, new Orange Book patent listings and related patent infringement litigation, the expiration of others' exclusivity rights, a perceived or predicted favorable resolution to any pending or potential patent litigation, and the successful scale-up and manufacture of such products. The net sales and gross profits to be generated by these new products will also be affected by the degree of competition the Company's products encounter, particularly after the expiration of any 180-day exclusivity period that the Company anticipates, the rate of generic substitution for the Company's bioequivalent products, the extent managed care organizations and others are able to convert patient usage of the Company's bioequivalent products (especially omeprazole) from other branded products in the same therapeutic class, and the Company's ability to manufacture sufficient quantities of its products to meet demand. Factors affecting the Company's ability to meet that demand include the timing of its product launches, particularly in instances where the Company's product will fill all or a substantial part of the generic marketplace, the presence or absence and degree of competition, both during and after any period of exclusivity the Company's product(s) may receive, additional demand that may come from the conversion of other products in the same therapeutic class, and the cumulative demand for Andrx products.

         Andrx Brand Products

         The Company began to ship Altocor, its first internally developed brand product early in July 2002 and started the promotion to physicians in late July 2002. Altocor will compete in the statin market, which had approximately $12 billion in U.S. sales in 2001. The Company expects to ship approximately $10 million (estimated sales value) of Altocor as initial stocking.

         With Altocor's launch, the Company entered a highly competitive market against brand pharmaceutical manufacturers having significantly larger and more experienced sales forces and greater financial resources dedicated to advertising and promotion. Net sales for Altocor will be subject to significant accounting estimates for, among other things, the ability of the Company's sales force and its Physicians' Online ("POL") Internet web portal to promote to physicians, and other marketing initiatives to generate product demand and pull product through the distribution channel, and the Company's ability to estimate returns. The Company's estimate of returns will be based on, among other things, terms offered to customers and an estimate of expected prescription levels. Other marketing initiatives include the implementation of a coupon redemption program in the third quarter of 2002. Such sales incentives will be recorded as an allowance against net sales in the Consolidated Statement of Operations. The sales recorded will be based on the expected pull-through of the product in the distribution channel, net of among other things, coupon utilization. Consistent with industry practice, the Company may offer allowances on initial purchases and generally provide for a right of return or exchange. Low prescription levels of Altocor are anticipated during the third quarter of 2002, therefore, the Company does not expect to realize significant net sales of Altocor in its Statement of Operations and, in the fourth quarter of 2002, the Company expects to record modest net sales of Altocor. Sales, marketing, advertising and promotional costs will exceed gross profits from net sales of Altocor until a profitable sales level is achieved.

         In connection with existing brand products, net sales in 2002 will be recognized to the extent that they are reasonably pulled through the distribution channel. Additionally, net sales from Andrx brand products that relate to cough and cold products, are subject to seasonality. Moreover, since the Company expects to dedicate its sales force's efforts to Altocor, net sales of other Andrx brand products could be adversely affected in future periods. Andrx sold its Histex product line in June 2002.

         Other Revenues

         In March 2002, Alpharma, for whom Andrx performs contract manufacturing, notified the Company that certain of the Epinephine Mist products manufactured in Andrx's Massachusetts facility were recalled by Alpharma. Andrx is currently investigating this matter. Additionally, the contract manufacturing of Nasacort for Aventis increased in the 2002 Period but is expected to decrease in future periods. Other revenues also include revenues generated by Andrx's Internet operations, primarily the POL web portal. For the 2001 Periods, other revenues include the then recurring license fees from Geneva from an agreement which was terminated in October 2001.

         Cost of Goods Sold

         In anticipation of 2002 bioequivalent product launches, the Company continues to expand its manufacturing facilities. As certain launches were delayed, the Company incurred unabsorbed manufacturing costs at its Florida manufacturing facilities which are included in cost of goods sold. At its Andrx Park facility in Florida, Andrx commenced its manufacturing operations in phases, with phase III commencing in September 2001, and with phase IV operations anticipated to commence in the fourth quarter of 2002. As a result, Andrx has experienced and will continue to experience inefficiencies and excess manufacturing capacities in certain areas. Such inefficiencies and excess capacities in certain areas were contributing factors to decreased gross margins in the 2002 Quarter. It is anticipated that these manufacturing costs will be absorbed in the future as additional products are manufactured and launched. In addition, as a result of the increased competition for the Company's bioequivalent version of Ventolin which continued during the 2002 Quarter and intensified in the 2002 third quarter, the Company experienced a decline in sales and gross margins and a decrease in production levels for this product in the 2002 Quarter. As a result, the Company incurred unabsorbed manufacturing costs at its Massachusetts manufacturing facility, which are similarly included in cost of goods sold. The Company is taking measures to reduce certain levels of these manufacturing costs and to improve efficiency of this facility and in the future may manufacture other inhalation products that are currently under development.

         SG&A Expenses

         The Company's SG&A expenses are related to the level of sales and the sales product mix which includes distributed products, Andrx bioequivalent products and Andrx brand products. The Company anticipates that its SG&A expenses will be significantly greater in 2002 than in 2001. That increase is primarily the result of anticipated bioequivalent product launches in 2002, additional operating expenses related to Andrx's Ohio distribution facility, the existence of a brand sales force throughout 2002, increases in insurance premiums, increases in legal costs with respect to patent infringement and antitrust matters, expenses related to the promotion of Altocor and future increases in the allowance for doubtful accounts receivable. See page 28 for the discussion of the accounts receivable investigation. SG&A includes the Company's Internet operating expenses primarily related to its Physicians' Online web portal operation. The Company expects that the Internet businesses, tracked by the former Cybear common stock, will generate approximately $5 million in net losses from the May 17, 2002 Conversion through December 31, 2002. The Company will continue to assess its Internet operations in an effort to further streamline and consolidate its operations and potentially divest assets. On July 31, 2002, Andrx entered into an agreement with Aventis' business unit, MyDocOnline, to sell Andrx's Dr. Chart and @RX applications and license Andrx's patents for Internet transmission of prescriptions. Aventis also entered into a two-year marketing agreement with Andrx's POL web portal. As part of these transactions, Andrx expects to receive approximately $6.0 million over the next two years.

         The Company's brand sales effort commenced in January 2001 with the acquisition of approximately 90 sales representatives through the CTEX acquisition. As of June 30, 2002 the Company had approximately 280 sales representatives. The Company is also considering increasing the number of sales representatives up to 500 within 12 to 18 months after the Altocor launch. Altocor promotional expenses, which are expensed as incurred, will be periodically evaluated throughout 2002 following consideration of, among other things, the launch of the Company's bioequivalent versions of Wellbutrin SR, Zyban and Prilosec and any co-promotional arrangements for Altocor. The Company's sales force and planned promotional budget for 2002 are likely to be significantly less than those of its competitors.

         R&D Expenses

         Andrx anticipates that R&D expenses for 2002 will be approximately $55 million, as a result of continued spending in bioequivalent drug development
(ANDA) and brand product development (NDA). Thus, R&D expenses for the 2002 Quarter of $11.4 million, or $21.3 million for the 2002 Period, are relatively low, and higher R&D expenses are anticipated in the future quarters of 2002. Andrx currently expects that its 2002 R&D expenses will be allocated approximately 55% to bioequivalent products and 45% to brand products. R&D expenses will be periodically evaluated throughout 2002 following consideration of, among other things, the launch of the Company's bioequivalent versions of Wellbutrin SR, Zyban and Prilosec. If these launches were to occur, 2002 R&D expenses may be increased accordingly. In the 2002 Quarter, Andrx submitted four ANDA filings with the FDA, bringing its total to 28 ANDAs pending at the FDA. The Company anticipates filing an NDA for Metformin XT and filing at least six ANDAs during the balance of 2002.

         Income Taxes

         The Company expects to record income tax expense (benefit) at 35% of net income (loss) before income taxes for 2002, excluding the 2002 Quarter reversal of the $7.2 million valuation allowance on deferred tax assets relating to net operating loss carryforwards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including but not limited to those related to (i) the allowance for doubtful accounts receivable, (ii) allowance for inventories, (iii) sales allowances, (iv) useful life or impairment of goodwill and other intangibles,
(v) deferred tax asset valuation allowances and (vi) litigation settlements accrual. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Unaudited Consolidated Financial Statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of its customers to make required payments. As of June 30, 2002, the Company had $111.5 million in accounts receivables offset by an allowance for doubtful accounts of $13.3 million. Accounts receivable generated from the Company's distribution operations, are principally due from independent pharmacies, pharmacy chains, pharmacy buying groups and physicians' offices. Accounts receivable generated from the Company's bioequivalent and brand product sales are principally due from a limited number of large warehousing pharmacy chains, wholesalers and large managed care customers. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, percentage of accounts receivable by aging category and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company also performs ongoing credit evaluations of its customers. If the financial conditions of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase to the allowance may be required. Also, should actual collections of accounts receivable be different than the Company's estimates included in the determination of its allowance, the allowance will be increased or decreased through charges or credits to the Consolidated Statements of Operations in the period in which they become known. Such changes could be significant.

ALLOWANCE FOR INVENTORIES

         As of June 30, 2002, the Company had $189.9 million in inventories. Inventories of pharmaceutical products consist primarily of finished goods held for distribution, and raw materials, work in process and finished goods of Andrx bioequivalent and brand products. As of June 30, 2002, the Company had approximately $59.2 million in raw materials, work in process and finished goods inventories relating to products that have either not been approved by the FDA or have not yet been launched. Included in the June 30, 2002 inventory of products not approved by the FDA or launched, was $13.1 million relating to Altocor which the Company began shipping in early July 2002. Inventories were stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution was based on purchase price, net of vendor discounts, rebates and other allowances, but excluded shipping, warehousing and distribution costs which were expensed as incurred as selling, general and administrative expenses in the Statements of Operations. In evaluating whether inventory was stated at the lower of cost or market, management considered such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, provisions were made to reduce inventories to their net realizable value. If conditions change in future periods, additional allowances may be required.

SALES ALLOWANCES

         Sales allowances for estimated returns, chargebacks and other sales allowances are established by the Company concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including but not limited to, actual return and historical experience by product type, the number and timing of competitive products approved for sale, both historical and projected, the market for the product, estimated customer inventory levels by product and current and projected economic conditions, levels of competition and price declines. Actual product returns, chargebacks and other sales allowances incurred are, however, dependent upon future events. The Company continually monitors the factors that influence sales allowances and makes adjustments to these provisions when management believes that actual product returns, chargebacks and other sales allowances may differ from established allowances. If conditions change in future periods, additional allowances may be required.

         In the pharmaceutical industry, the practice is generally to grant customers the right to return or exchange purchased goods. In the generic pharmaceutical industry, this practice has resulted in generic manufacturers issuing inventories credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventories following decreases in the market price of the related generic pharmaceutical products. Due to the competitive nature of the generic pharmaceutical industry, prices to customers are subject to frequent and significant price declines from existing and new competitors. The determination to grant a credit to a customer following a price decrease is generally at the discretion of the Company, and generally not pursuant to contractual arrangements with customers. Accordingly, the Company makes significant accounting estimates, which include estimates of price declines and quantities shipped but still on customers' shelves before the products pull through the distribution channel. The Company accrues an estimate for the sales allowances in the same period the sale is recognized and continually reviews such estimates. If conditions change in future periods, additional allowances may be required.

         In connection with brand products, the Company's significant accounting estimates for sales allowances are dependent on the Company's ability to promote to physicians, create demand for products, pull products through the distribution channel and estimate returns, future levels of prescriptions for its products and the inventory levels in the distribution channel. It is a common practice in the pharmaceutical industry for brand manufacturers to offer customers buy-in allowances on initial purchases prior to promotion activities by the manufacturer. All purchases by customers are generally subject to the right of return or exchange as a result of there being a limited number of large customers. Accordingly, the Company is required to make significant accounting estimates related to such sales allowances, concurrently with the recognition of revenues, and continually reviews such estimates. The Company's policy is to recognize net sales to the extent it can reasonably estimate returns and products expected to be pulled through the distribution channel. The ability to make such estimates is more difficult when there is a high level of product in the distribution channel. If conditions change in future periods, additional allowances may be required.

USEFUL LIFE AND/OR IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

         Under the purchase method of accounting for acquisitions, goodwill represents the excess of purchase price over the fair value of the net assets acquired. As of June 30, 2002, the Company had $34.3 million of goodwill, net in the Unaudited Consolidated Balance Sheet. Such goodwill was comprised of $7.7 million for Valmed Pharmaceuticals, Inc., $367,000 for Mediconsult.com, Inc. and $26.3 million for CTEX. With the adoption of SFAS No. 142 in 2002, goodwill is subject to at least an annual assessment for impairment in value by applying a fair-value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value.

         Other intangible assets consisted of brand product rights purchased from other pharmaceutical companies or acquired through the allocation of purchase price upon the acquisition of another entity, which are being amortized over periods ranging from three to ten years. Other intangible assets also consisted of Cybear's physicians' network and trademarks, and patents relating to Cybear's electronic prescription process, which are being amortized over periods ranging from five to fourteen years. As of June 30, 2002, the Company had $25.3 million of other intangible assets, net in the Unaudited Consolidated Balance Sheets which consisted primarily of $8.9 million of intangibles related to POL and $15.1 million of intangibles related to product rights on the Entex and Anexsia brand product line. Management established the amortization period based on an estimate of the period the assets would generate positive cash flow. Amortization was provided using the straight-line method over the estimated useful life. Intangible assets were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. If conditions change in future periods, additional allowances may be required.

DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE

         The Company recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. During the 2002 Quarter, the Company recorded the reversal of a $7.2 million valuation allowance on deferred tax assets relating to certain net operating loss carryforwards. Should the Company determine it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset by recording a valuation allowance would be charged to operating results in the period such determination was made.

LITIGATION SETTLEMENTS ACCRUAL


         Andrx and Aventis entered into a binding settlement with the direct purchaser class of plaintiffs in the Cardizem CD antitrust litigation that is pending for multidistrict proceedings in the United States District Court for the Eastern District of Michigan. The binding settlement, which is subject to final Court review and approval, calls for a cash payment by Andrx and Aventis to this group in an undisclosed amount. As a result of the mediation which occurred in the 2002 Quarter, Andrx anticipated potentially reaching settlements with all of the plaintiffs in the related litigations. Consequently, the Company recorded an estimated litigation settlements charge of $60 million which is included in Accrued and other liabilities in the Company's Unaudited Consolidated Balance Sheet at June 30, 2002. The $60 million litigation settlements accrual is an estimate based upon management's judgement including representations received from outside counsel. Such estimate will be reviewed periodically. Such contingency became estimable in the second quarter of 2002 as a result of the mediation discussions with the plaintiffs in the litigations and the settlement referred to above. Andrx intends to vigorously litigate any of these cases that cannot be settled on a reasonable basis. If conditions change in the future periods, the Company may need to increase or decrease its litigation settlements accrual.

RECENT ACCOUNTING PRONOUNCEMENTS


         Goodwill and Other Intangible Assets

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This pronouncement addresses financial accounting and reporting for goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer subject to amortization. Instead, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair-value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Any impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as a cumulative effect of a change in accounting principle. The Company has completed its impairment test as required under the provisions of SFAS No. 142. Adoption of SFAS No. 142 in 2002 resulted in the discontinuance of the Company recording approximately $3.2 million of annual goodwill amortization in future periods. The impairment test also indicated the Company's goodwill is not impaired.

         Long-Lived Assets

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Adoption of the provisions of SFAS No. 144 in 2002 did not have any impact on the unaudited consolidated financial statements of the Company.

         Consideration by a Vendor to a Customer

         In November 2001, the Emerging Issues Tasks Force ("EITF") issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)."This pronouncement addresses the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller). This pronouncement is effective for annual or interim periods beginning after December 15, 2001. Adoption of the provisions of EITF 01-09 did not have any material impact on the consolidated financial statements of the Company as its accounting policy was consistent with the provisions of EITF 01-09.

         Asset Retirement Obligations

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This pronouncement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 in 2003 will not have a material impact on the consolidated financial statements of the Company.

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

         See Note 12 to the "Notes to Unaudited Consolidated Financial Statements of Andrx Corporation" included in Part 1 Item 1 of this report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         See Note 5 to "Notes to Unaudited Consolidated Financial Statements of Andrx Corporation" included in Part 1, Item 1 to this report. The restricted stock unit grant was issued without registration pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On July 19, 2002, Andrx Corporation held its annual meeting of stockholders.

         (b)      Not applicable.

         (c) At the annual meeting, the following matters were voted upon by Andrx Corporation stockholders:

1.       Election of Directors

         The following table sets forth the name of each nominee and the voting with respect to each nominee for director.

              Nominee                            For                   Withhold Authority
              -------                           ----------            ------------------
         Richard J. Lane                        52,085,381                     7,102,851
         Tamara A. Baum                         57,797,955                     1,390,277
         Lawrence J. DuBow                      58,177,401                     1,010,831


10. Ratification of the appointment of Ernst & Young LLP as Andrx Corporation's Independent Certified Public Accountants for the year ending December 31, 2002.

         With respect to the foregoing matter, 58,016,817 shares of Andrx common stock were voted in favor, 1,141,900 shares of Andrx common stock voted against and 29,516 shares of Andrx common stock voted abstained. There were no broker non-votes of Andrx common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.66 Employment Agreement between the Registrant and Richard J. Lane, Chief Executive Officer*

99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer

*        Management compensation plan or arrangement.

(b)      Reports on Form 8-K.

         On May 20, 2002, Andrx Corporation filed a current report on Form 8-K to announce that as previously disclosed, effective May 17, 2002, it had converted all of the outstanding shares of its Cybear common stock into shares of Andrx common stock in accordance with the terms of the Andrx Corporation Certificate of Incorporation.

         On June 19, 2002, Andrx Corporation filed a current report on Form 8-K to announce that its Board of Directors decided to no longer engage Arthur Andersen LLP as Andrx's independent accountants and, subject to ratification by Andrx's stockholders, engaged Ernst & Young LLP to serve as Andrx's independent public accountants for 2002.

         On August 13, 2002, Andrx Corporation filed a current report on Form 8-K to announce that it had discovered that one of its employees at the subsidiary level appeared to have altered certain accounts receivable balances and agings pertaining to its pharmaceutical and distribution operations, thereby potentially affecting Andrx's allowance for doubtful accounts.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 19, 2002          By: /s/ Richard J. Lane
                                  -------------------------------------------
                               Richard J. Lane
                               Chief Executive Officer
                               (Principal Executive Officer)



Date: August 19, 2002           By: /s/ Angelo C. Malahias
                                   ----------------------------------
                               Angelo C. Malahias
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)