Form 10-Q
period 2002-09-30
ANDRX CORP /DE/
filed 2002-11-14
CIK 1123337

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                        --------------------------------

                                    FORM 10-Q

                        --------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                        --------------------------------

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

                                 [X] YES [ ] NO

         The approximate number of shares outstanding of the issuer's common stock as of November 11, 2002 is 71,383,000.

================================================================================

                       ANDRX CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002





                                                                                      PAGE NUMBER
                                                                                      ------------
   PART I.       FINANCIAL INFORMATION

                 Item 1.  Consolidated Financial Statements

                 Consolidated Balance Sheets -
                    as of September 30, 2002 (Unaudited) and December 31, 2001             3

                 Unaudited Consolidated Statements of Operations -
                    for the three and nine months ended September 30, 2002 and 2001        4

                 Unaudited Consolidated Statements of Cash Flows -
                    for the nine months ended September 30, 2002 and 2001                  5

                 Notes to Unaudited Consolidated Financial Statements                     6-22

                 Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                           23-50

                 Item 4.   Controls and Procedures                                         51

   PART II.      OTHER INFORMATION

                 Item 1.   Legal Proceedings                                               52

                 Item 6.   Exhibits and Reports on Form 8-K                                52

SIGNATURES                                                                                 53

CERTIFICATIONS                                                                           54-55



This Andrx Corporation Form 10-Q contains trademarks held by Andrx Corporation and those of third parties.


                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)


                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                     2002               2001
                                                                               -----------------    ----------------
                                                                                  (Unaudited)

ASSETS

Current assets
  Cash and cash equivalents                                                       $  80,979          $ 62,311
  Investments available-for-sale, at market value                                    76,209           183,113
  Accounts receivable, net                                                          102,390           129,900
  Inventories, net                                                                  158,861           161,691
  Income taxes receivable                                                            40,051                --
  Deferred income tax assets, net                                                    38,086            30,745
  Prepaid and other current assets, net                                              16,150            15,313
                                                                                  ---------          --------
       Total current assets                                                         512,726           583,073

Property, plant and equipment, net                                                  195,904           139,898
Goodwill, net                                                                        34,348            32,669
Other intangible assets, net                                                         24,351            28,305
Other assets                                                                          9,755             5,269
                                                                                  ---------          --------
       Total assets                                                               $ 777,084          $789,214
                                                                                  =========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                                $  65,859          $ 68,861
  Accrued and other liabilities                                                     110,642            67,377
                                                                                  ---------          --------
       Total current liabilities                                                    176,501           136,238

Other liabilities                                                                     4,787             5,082
                                                                                  ---------          --------
       Total liabilities                                                            181,288           141,320
                                                                                  ---------          --------

Commitments and contingencies (Notes 4, 11 and 13)

Stockholders' equity
  Convertible preferred stock; $0.001 par value, 1,000,000 shares
     authorized; none issued and outstanding                                             --                --
  Common stocks:
     Andrx Group common stock; $0.001 par value, 100,000,000
        shares authorized; 70,964,000 and 70,484,000 issued and
        outstanding as of September 30, 2002 and December 31, 2001,
        respectively                                                                     71                70
     Cybear Group common stock; $0.001 par value, 12,500,000 shares authorized; none issued and outstanding as of September 30, 2002;
        6,743,000 issued and outstanding as of December 31, 2001                         --                 7
  Additional paid-in capital                                                        483,879           471,035
  Restricted stock unit grant                                                        (4,350)               --
  Retained earnings                                                                 115,950           176,381
  Accumulated other comprehensive income, net of income taxes                           246               401
                                                                                  ---------          --------
       Total stockholders' equity                                                   595,796           647,894
                                                                                  ---------          --------
       Total liabilities and stockholders' equity                                 $ 777,084          $789,214
                                                                                  =========          ========


   The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except for share and per share amounts)



                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                          SEPTEMBER 30,                           SEPTEMBER 30,
                                                  -------------------------------       -------------------------------
                                                       2002               2001               2002               2001
                                                  ------------       ------------       ------------       ------------
Revenues
  Distributed products                            $    133,020       $    133,819       $    381,567       $    349,451
  Andrx products                                        53,391             72,736            163,697            182,966
  Other                                                  2,611              7,680              7,619             20,022
                                                  ------------       ------------       ------------       ------------
Total revenues                                         189,022            214,235            552,883            552,439
                                                  ------------       ------------       ------------       ------------

Operating expenses
  Cost of goods sold                                   178,405            131,190            434,810            330,679
  Selling, general and administrative                   51,751             43,453            139,495            107,811
  Research and development                              12,195             11,294             33,537             40,182
  Litigation settlements (Note 11)                          --                 --             60,000                 --
  Goodwill write-offs at Cybear                             --              9,313                 --             11,295
                                                  ------------       ------------       ------------       ------------
Total operating expenses                               242,351            195,250            667,842            489,967
                                                  ------------       ------------       ------------       ------------

Income (loss) from operations                          (53,329)            18,985           (114,959)            62,472

Other income
  Interest income, net                                   1,178              2,597              4,291              9,174
  Equity in earnings of joint ventures                   1,145                203              2,733                473
  Gain on sale of Histex product line                      109                 --              4,623                 --
                                                  ------------       ------------       ------------       ------------
Income (loss) before income taxes                      (50,897)            21,785           (103,312)            72,119
Income tax expense (benefit)                           (17,813)            11,120            (43,407)            31,130
                                                  ------------       ------------       ------------       ------------
Net income (loss)                                 $    (33,084)      $     10,665       $    (59,905)      $     40,989
                                                  ============       ============       ============       ============

EARNINGS (LOSS) PER SHARE (Note 3)

ANDRX COMMON STOCK:
Net income (loss) allocated to Andrx
   (includes Cybear subsequent to
   the May 17, 2002 Conversion)                   $    (33,084)      $     25,251       $    (53,961)      $     68,621
Premium on Conversion of Cybear common stock                --                 --               (526)                --
                                                  ------------       ------------       ------------       ------------
Total net income (loss) allocated to Andrx        $    (33,084)      $     25,251       $    (54,487)      $     68,621
                                                  ============       ============       ============       ============

Net income (loss) per share of Andrx
   common stock:
         Basic                                    $      (0.47)      $       0.36       $      (0.77)      $       0.98
                                                  ============       ============       ============       ============
         Diluted                                  $      (0.47)      $       0.35       $      (0.77)      $       0.95
                                                  ============       ============       ============       ============

Weighted average shares of Andrx common
   stock outstanding:
         Basic                                      70,921,000         70,155,000         70,725,000         69,876,000
                                                  ============       ============       ============       ============
         Diluted                                    70,921,000         72,941,000         70,725,000         72,614,000
                                                  ============       ============       ============       ============

CYBEAR COMMON STOCK:
Net loss allocated to Cybear
  (through the May 17, 2002 Conversion)                              $    (14,586)      $     (5,944)      $    (27,632)
Premium on Conversion of Cybear common stock                                   --                526                 --
                                                                     ------------       ------------       ------------
Total net loss allocated to Cybear                                   $    (14,586)      $     (5,418)      $    (27,632)
                                                                     ============       ============       ============

Basic and diluted net loss per share of
  Cybear common stock                                                $      (2.23)      $      (0.80)      $      (5.04)
                                                                     ============       ============       ============

Basic and diluted weighted average shares of
  Cybear common stock outstanding                                       6,545,000          6,743,000          5,485,000
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

                       ANDRX CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              -------------------------
                                                                                 2002            2001
                                                                              ---------       ---------

Cash flows from operating activities
  Net income (loss)                                                           $ (59,905)      $  40,989
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                16,069          15,490
    Goodwill write-offs at Cybear                                                    --          11,295
    Other non-cash charges at Cybear                                                 --           1,060
    Undistributed equity in earnings of joint ventures                           (2,733)           (473)
    Income tax benefit on exercises of Andrx stock options                        3,536          13,227
    Gain on sale of Histex product line                                          (4,623)             --
    Compensation expense on amortization of restricted stock unit grant             150              --
    Changes in operating assets and liabilities:
       Accounts receivable, net                                                  27,543         (42,555)
       Inventories, net                                                           3,028         (30,128)
       Prepaid and other assets, net                                             (4,264)          2,402
       Accounts payable and accrued and other liabilities                        42,712          38,939
       Income taxes receivable and deferred income tax assets, net              (47,392)         12,704
                                                                              ---------       ---------
    Net cash provided by (used in) operating activities                         (25,879)         62,950
                                                                              ---------       ---------

Cash flows from investing activities
  Maturities of investments available-for-sale, net                             106,749          35,186
  Purchases of property, plant and equipment                                    (68,030)        (50,617)
  Proceeds from sale of Histex product line                                       1,550              --
  Acquisition of CTEX Pharmaceuticals, Inc., net of cash acquired                    --         (11,135)
  Loans to former CTEX Pharmaceuticals, Inc. shareholders                            --          (3,697)
  Acquisition of Entex brand product line                                            --         (14,795)
  Acquisition of marketing rights of the Anexsia brand product line                  --          (2,000)
  Acquisition of certain assets of Armstrong Pharmaceuticals                         --         (18,218)
  Acquisition of and advances to Mediconsult.com, Inc.                               --          (3,242)
  AHT Corporation note receivable and investment                                     --             234
                                                                              ---------       ---------
    Net cash provided by (used in) investing activities                          40,269         (68,284)
                                                                              ---------       ---------

Cash flows from financing activity
    Proceeds from issuances of shares of Andrx common
        stock under the employee stock purchase plan and
        from exercises of Andrx stock options                                     4,278           7,074
                                                                              ---------       ---------

Net increase in cash and cash equivalents                                        18,668           1,740
Cash and cash equivalents, beginning of period                                   62,311         115,609
                                                                              ---------       ---------
Cash and cash equivalents, end of period                                      $  80,979       $ 117,349
                                                                              =========       =========

Supplemental disclosure of cash paid during the period for:
    Income taxes                                                              $     816       $   5,200
                                                                              =========       =========
    Interest                                                                  $     168       $      --
                                                                              =========       =========

Supplemental disclosures of non-cash investing and financing activities:
    Conversion of Cybear common stock into
        Andrx common stock                                                    $   2,537
                                                                              =========

    Acquisition of CTEX Pharmaceuticals, Inc.
        Market value of Andrx common stock issued                                             $  18,166
                                                                                              =========
        Fair value of net liabilities assumed                                                 $     537
                                                                                              =========

    Acquisition of Mediconsult.com, Inc.
        Market value of Cybear common stock issued                                            $   4,765
                                                                                              =========
        Fair value of net liabilities assumed                                                 $   5,295
                                                                                              =========




    The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
       (in thousands, except for share, per share amounts and percentages)


1.       GENERAL

         The accompanying unaudited consolidated financial statements for each period include the consolidated balance sheets, statements of operations and cash flows of Andrx Corporation and subsidiaries ("Andrx" or the "Company"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the SEC rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly the Company's unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and nine months ended September 30, 2002, and cash flows for the nine months ended September 30, 2002, are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Andrx's Annual Report on Form 10-K for the year ended December 31, 2001, as amended. The December 31, 2001 Consolidated Balance Sheet was extracted from the December 31, 2001 Audited Consolidated Balance Sheet.

         ACCOUNTS RECEIVABLE

         In August 2002, Andrx management learned that an employee had made numerous improper entries that affected its customers' balances and their agings in its accounts receivable records from 1999 to 2002 and, accordingly, the adequacy of the Company's allowance for doubtful accounts receivable. After extensive investigation and analysis, including discussions with certain customers regarding past due amounts, management determined that the Company's provision for doubtful accounts (included in selling, general and administrative expenses) relating to the period from January 1, 1999 through December 31, 2001 was understated by an aggregate of $4,325. After consideration of all of the facts and circumstances, the Company recognized the full amount of the $4,325 prior period misstatement in the second quarter of 2002, as the Company believes it is not material to any period affected.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
       (in thousands, except for share, per share amounts and percentages)


         ALTOCOR(TM) REVENUE RECOGNITION

         For the three months ended September 30, 2002, the Company recorded approximately $1,400 in net sales of Altocor, Andrx's first internally developed brand product, on approximately $10,500 (estimated net sales value) of shipments. Given the recent market introduction of Altocor, the limited amount of prescription and product return history, and sales terms and other incentives granted to customers in connection with the product launch, including the right of return of initial stocking after nine months, the Company recorded an allowance for the net sales and cost of goods sold relating to a portion of the Altocor shipments during the three months ended September 30, 2002. Until the Company has sufficient historical experience to reasonably estimate product pullthrough and returns, the Company's policy is to recognize net sales of Altocor for product that it believes was prescribed, based on data provided by external independent sources and, to the extent the product was shipped, received by customers, and is expected to be pulled through the distribution channel prior to the date the customers' right of return of the initial stocking begins, by assuming the amount of prescriptions for the last week of the reporting period remains constant through the date such right of return begins.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current period presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which was effective for the Company beginning January 1, 2002. Adoption of SFAS No. 142 in 2002 resulted in the discontinuance of the Company recording approximately $3,200 of annual goodwill amortization in future periods. Additionally, the results of the required impairment test also indicated that the Company's goodwill is not impaired.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
       (in thousands, except for share, per share amounts and percentages)


         The following table shows the impact of the adoption of SFAS No. 142 as if the provisions of the pronouncement had been retroactively applied to the prior periods, as follows:



                                           THREE MONTHS     NINE MONTHS
                                              ENDED            ENDED
                                          SEPTEMBER 30,     SEPTEMBER 30,
                                              2001              2001
                                          -------------     -------------

Reported net income                          $ 10,665       $   40,989
Goodwill amortization, net of tax                 835            3,134
                                             --------       ----------
Adjusted net income                          $ 11,500       $   44,123
                                             ========       ==========

ANDRX COMMON STOCK:
 Reported net income allocated to Andrx      $ 25,251       $   68,621
 Goodwill amortization, net of tax                573            1,530
                                             --------       ----------
Adjusted net income allocated to Andrx       $ 25,824       $   70,151
                                             ========       ==========

Basic earnings per share:
 Reported net income allocated to Andrx      $   0.36       $     0.98
 Goodwill amortization, net of tax               0.01             0.02
                                             --------       ----------
 Adjusted net income allocated to Andrx      $   0.37       $     1.00
                                             ========       ==========

Diluted earnings per share:
 Reported net income allocated to Andrx      $   0.35       $     0.95
 Goodwill amortization, net of tax                 --             0.02
                                             --------       ----------
 Adjusted net income allocated to Andrx      $   0.35       $     0.97
                                             ========       ==========

CYBEAR COMMON STOCK:
 Reported net loss allocated to Cybear       $(14,586)      $  (27,632)
 Goodwill amortization                            262            1,604
                                             --------       ----------
 Adjusted net loss allocated to Cybear       $(14,324)      $  (26,028)
                                             ========       ==========

Basic and diluted net loss per share:
 Reported net loss allocated to Cybear       $  (2.23)      $    (5.04)
 Goodwill amortization                           0.04             0.29
                                             --------       ----------
 Adjusted net loss allocated to Cybear       $  (2.19)      $    (4.75)
                                             ========       ==========

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
       (in thousands, except for share, per share amounts and percentages)




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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of the provisions of SFAS No. 144 in 2002 did not have a material impact on the consolidated financial statements of the Company.

         In November 2001, the Emerging Issues Tasks Force ("EITF") issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)". This pronouncement addresses the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller). This pronouncement is effective for annual or interim periods beginning after December 15, 2001. Adoption of the provisions of EITF 01-09 in 2002 did not have a material impact on the consolidated financial statements of the Company.

         In June 2002, the FASB issued SFAS No.146 "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this pronouncement require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)", which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 require that the initial measurement of a liability be at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. Andrx plans to adopt the provisions of SFAS No. 146 in 2003 and does not expect that its adoption will have a material impact on the consolidated financial statements of the Company.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
       (in thousands, except for share, per share amounts and percentages)


2.       CORPORATE STRUCTURE

         On September 7, 2000, Andrx Corporation completed a reorganization whereby it acquired the outstanding equity of its Cybear Inc. subsidiary that it did not own, reincorporated in Delaware, and created two new classes of common stock: (i) Andrx common stock to track the performance of the Andrx Group, which includes Andrx Corporation and subsidiaries, other than its ownership of the Cybear Group and (ii) Cybear common stock to track the performance of the Cybear Group (the "Reorganization"). The Cybear Group included (i) Cybear Inc. and its subsidiaries, (ii) certain potential future Internet businesses of Andrx Corporation, (iii) certain operating assets of AHT, and (iv) effective April 2, 2001, Mediconsult.com, Inc and its subsidiaries. In connection with the Reorganization, Andrx shareholders exchanged each share of Andrx common stock (pre-Reorganization) held for one share of Andrx common stock and .0372 shares of Cybear common stock (reflects the effect of the July 31, 2001 one-for-four reverse stock split) and Cybear stockholders, other than Andrx, exchanged each share of Cybear common stock (pre-Reorganization) held for one share of Cybear common stock.

         On May 17, 2002, each outstanding share of Cybear common stock was converted into 0.00964 of a share of Andrx common stock (the "Conversion") which resulted in the issuance of approximately 65,000 shares of Andrx common stock. The Conversion ratio included a 25% premium on the value of Cybear common stock, as provided by the terms of Andrx Corporation's Certificate of Incorporation. Subsequent to the Conversion, the Company only has one class of common stock outstanding with the class including all of the businesses of Andrx Corporation and its subsidiaries.

         Subsequent to the Reorganization and through May 17, 2002, Andrx Corporation's consolidated financial statements included consolidated operating results, and for each class of common stock outstanding also included (i) an allocation of net income (loss), (ii) related basic and diluted earnings (loss) per share and (iii) basic and diluted shares outstanding. The consolidated financial statements from the Reorganization on September 7, 2000 through the Conversion on May 17, 2002 do not reflect consolidated basic and diluted earnings per share since there was no underlying equity security related to the consolidated financial results.

         For operating results relating to periods subsequent to the Conversion, Andrx Corporation (i) will only report earnings (loss) per share for Andrx common stock which includes all of the former Cybear Group's operating results from the effective date of the Conversion, (ii) will no longer report separate earnings (loss) per share for the former Cybear common stock, and (iii) will not provide supplemental group financial statements for Andrx Group, and Cybear Group, as was previously presented.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
       (in thousands, except for share, per share amounts and percentages)


3.        EARNINGS (LOSS) PER SHARE

         As a result of the Reorganization and through the date of the Conversion, Andrx's operating results for the period from January 1, 2002 through May 17, 2002 and for the three and nine months ended September 30, 2001 have been allocated to each class of common stock. Subsequent to the Conversion, operating results and basic and diluted net income (loss) per share of Andrx common stock include the operating results of Cybear.

ANDRX

         The shares used in computing basic net income (loss) per share of Andrx common stock are based on the weighted average shares of Andrx common stock outstanding for the three and nine months ended September 30, 2002 and 2001. For the three and nine months ended September 30, 2002, all common stock equivalents were excluded from the diluted share computation as the Company reported a net loss and, accordingly, such common stock equivalents were anti-dilutive. For the three and nine months ended September 30, 2002, the diluted share computation also excluded the effect of the unamortized restricted stock unit granted to the Company's Chief Executive Officer which is also anti-dilutive. The diluted basis for the 2001 periods considered the weighted average shares of common stock outstanding for common stock including dilutive common stock equivalents. For the 2002 periods, Cybear common stock options were converted into Andrx common stock options and were included in the Andrx anti-dilutive options outstanding.

         The Conversion resulted in the issuance of approximately 65,000 shares of Andrx common stock and included a 25% premium on the value of Cybear common stock, as provided by the terms of Andrx Corporation's Certificate of Incorporation. While the premium paid to holders of Cybear common stock for the nine month period ended September 30, 2002 was not included in the Andrx or Cybear operating results, the premium associated therewith increased the total net loss allocated to holders of Andrx common stock by $526 in computing Andrx's net loss per share and reduced the total net loss allocated to holders of Cybear common stock by $526 in computing Cybear's net loss per share and was reflected as a charge to retained earnings and a credit to additional paid-in capital in the Unaudited Consolidated Balance Sheet.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
       (in thousands, except for share, per share amounts and percentages)


         A reconciliation of the denominators of basic and diluted earnings
(loss) per share of Andrx common stock is as follows:


                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                --------------------------     ---------------------------
                                                   2002            2001            2002            2001
                                                ----------      ----------      ----------      ----------
Basic weighted average shares of
  common stock outstanding                      70,921,000      70,155,000      70,725,000      69,876,000
  Effect of dilutive items:
    Stock options                                       --       2,786,000              --       2,738,000
                                                ----------      ----------      ----------      ----------
Diluted weighted average shares
    of common stock outstanding                 70,921,000      72,941,000      70,725,000      72,614,000
                                                ==========      ==========      ==========      ==========
Anti-dilutive potential common shares
    excluded from diluted weighted average
    shares outstanding                           4,241,000         277,000       3,611,000       1,256,000
                                                ==========      ==========      ==========      ==========


CYBEAR

         The shares used in computing net loss per share of Cybear common stock were based on the weighted average shares of Cybear common stock outstanding for the period from January 1, 2002 through May 17, 2002 and for the three and nine months ended September 30, 2001, respectively. As Cybear incurred a net loss for such periods, all potential Cybear shares were excluded from the Cybear calculation of diluted shares since the effects were anti-dilutive. All share and per share amounts of Cybear common stock gave effect to the July 31, 2001, one-for-four reverse stock split.

4.       PRILOSEC(R) PATENT INFRINGEMENT DECISION

         Andrx's operating results for the three and nine months ended
September 30, 2002 were significantly adversely affected by the October 2002 district court decision that AstraZeneca plc's ("Astra") patents (Nos. `505 and `230) are valid, and that Andrx's bioequivalent version of Prilosec infringes those patents (the "Prilosec Patent Infringement Decision") (see Note 11). As a result of the Prilosec Patent Infringement Decision, which Andrx has appealed, the Company recorded a charge of approximately $41,000, before the related income tax benefit of approximately $14,300 at a 35% effective tax rate, related to work-in process, finished goods and raw material inventories for its bioequivalent version of Prilosec.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
       (in thousands, except for share, per share amounts and percentages)


5.       INVENTORIES, NET

         Inventories, net consist of the following:

                                  SEPTEMBER 30,        DECEMBER 31,
                                      2002                2001
                                  -------------       -------------

         Raw materials              $ 36,771            $ 42,326
         Work in process              22,645              16,212
         Finished goods               99,445             103,153
                                    --------            --------
                                    $158,861            $161,691
                                    ========            ========

         As of September 30, 2002 and December 31, 2001, the Company had approximately $22,500 and $33,900, respectively, in raw materials, work in process and finished goods inventories relating to products pending final FDA marketing approval and satisfactory resolution of patent infringement litigation. As of September 30, 2002, these inventories primarily consisted of bioequivalent versions of Wellbutrin SR(R)/Zyban(R) and Tiazac(R).

6.       INCOME TAXES

     For the three and nine months ended September 30, 2002, the Company recorded an income tax benefit of $17,813 and $43,407, or 35% and 42%, respectively, of loss before income taxes. Such tax benefit for the nine months ended September 30, 2002 included the reversal of a $7,249 valuation allowance on deferred tax assets relating to certain net operating loss carryforwards. For the three and nine months ended September 30, 2001, the Company provided $11,120 and $31,130, respectively, for income taxes, or 51% and 43%, respectively, of income before income taxes. For the three and nine months ended September 30, 2001, the Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes and write-offs and amortization of goodwill and other intangible assets at Cybear which were not deductible for tax purposes.

         The following table indicates the activity in the valuation allowance on deferred income tax assets:


                                   NINE MONTHS ENDED           YEAR ENDED
                                   SEPTEMBER 30, 2002      DECEMBER 31, 2001
                                  --------------------    ---------------------

         Beginning balance               $(7,249)                $(7,249)
         Reversal                          7,249                      --
                                         -------                 -------
         Ending balance                  $    --                 $(7,249)
                                         =======                 =======

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
       (in thousands, except for share, per share amounts and percentages)


7.       COMPREHENSIVE INCOME (LOSS)

         The components of the Company's comprehensive income (loss) are as follows:


                                          THREE MONTHS               NINE MONTHS
                                        ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                      -----------------------   ----------------------
                                        2002           2001       2002          2001
                                      --------       --------   --------       -------
Net income (loss)                     $(33,084)      $ 10,665   $(59,905)      $40,989
                                      --------       --------   --------       -------
Investments available-for-sale
    Unrealized gain (loss), net           (172)            59       (246)          666
    Income tax expense (benefit)           (63)            22        (91)          247
                                      --------       --------   --------       -------
                                          (109)            37       (155)          419
                                      --------       --------   --------       -------
Comprehensive income (loss)           $(33,193)      $ 10,702   $(60,060)      $41,408
                                      ========       ========   ========       =======


8.       SALE OF INTERNET ASSETS AND ALLIANCE

         In August 2002, Andrx sold the Dr. Chart and @Rx applications and licensed its patents for Internet transmission of prescriptions to MyDocOnline, a business unit of Aventis S.A. ("Aventis"). Aventis also entered into a two-year marketing agreement with Andrx's Physicians' Online(TM) web portal ("POL"). As part of these transactions, Andrx expects to receive approximately $6,000 through April 2004. The $6,000 in non-refundable payments will be recognized as other revenues in the Consolidated Statements of Operations as service is rendered. In the 2002 third quarter, $51 was recorded as other revenues.

9.       BUSINESS SEGMENTS

         Business segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's operating segments are managed separately because of the fundamental difference in their operations or in the uniqueness of their product(s). As a result of the Conversion, Cybear's Internet business operations were integrated into other operating segments of Andrx and became a part of the distributed products segment or brand products segment for financial reporting purposes. Accordingly, for segment reporting purposes, the Company has reclassified its former Internet segment operations for all prior periods presented herein to conform with the current period presentation.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
       (in thousands, except for share, per share amounts and percentages)


         The Company currently operates in the following business segments:

         DISTRIBUTED PRODUCTS

         The Company distributes generic pharmaceuticals manufactured by third parties primarily through its in-house telemarketing staff primarily to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and physician offices.

         BIOEQUIVALENT PRODUCTS

         The Company researches and develops, manufactures and sells bioequivalent versions of selected controlled-release brand name pharmaceuticals utilizing its proprietary drug delivery technologies as well as bioequivalent versions of specialty, niche or immediate release pharmaceutical products.

         BRAND PRODUCTS

         The Company applies its proprietary drug delivery technologies to the research and development of brand name controlled-release formulations of existing chemical entities. In addition, the Company markets and sells brand products that it developed, acquired or licensed from third parties. The brand products segment also includes fees generated under an agreement with Geneva Pharmaceuticals ("Geneva"), a member of the Novartis Pharmaceutical Group, for specified brand products, as well as payments to Geneva in connection with the termination of such agreement in October 2001, and the reacquisition of Geneva's marketing rights for two brand products under development by Andrx. As a result of the Conversion, except for the Cybearclub LLC joint venture, which is currently included in the distributed products segment, the former Internet segment operations are now included in the brand products segment.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
       (in thousands, except for share, per share amounts and percentages)


    The following table represents unaudited financial information by current business segments:


                                                                 AS OF OR FOR THE THREE MONTHS ENDED
                                                                         SEPTEMBER 30, 2002
                                      ------------------------------------------------------------------------------------------
                                       DISTRIBUTED         BIOEQUIVALENT          BRAND          CORPORATE
                                         PRODUCTS            PRODUCTS            PRODUCTS         & OTHER         CONSOLIDATED
                                      ---------------    ------------------    -------------   --------------    ---------------
Revenues                                 $  133,020           $    50,174      $     5,828      $        --       $    189,022
Income (loss) from operations                10,151               (33,578)         (16,962)         (12,940)           (53,329)
Interest income, net                             --                    --               --            1,178              1,178
Equity in earnings of joint ventures             --                 1,145               --               --              1,145
Gain on sale of Histex product line              --                    --              109               --                109
Depreciation and amortization                   769                 3,572            1,364               12              5,717
Capital expenditures                          4,612                17,639               86              740             23,077
Total assets, end of period                 218,120               217,383           70,302          271,279            777,084



                                                                 AS OF OR FOR THE THREE MONTHS ENDED
                                                                         SEPTEMBER 30, 2001
                                      ------------------------------------------------------------------------------------------
                                       DISTRIBUTED         BIOEQUIVALENT          BRAND          CORPORATE
                                         PRODUCTS            PRODUCTS            PRODUCTS         & OTHER         CONSOLIDATED
                                      ---------------    ------------------    -------------   --------------    ---------------
Revenues                                 $  133,819           $    58,328      $    22,088      $        --       $    214,235
Income (loss) from operations                 7,656                32,058          (13,415)          (7,314)            18,985
Interest income, net                             --                    --               --            2,597              2,597
Equity in earnings of joint ventures             --                   203               --               --                203
Depreciation and amortization                   734                 1,867            3,384               19              6,004
Capital expenditures                            587                14,319              206                5             15,117
Total assets, end of period                 232,917               213,086           88,347          285,291            819,641



                                                                          NINE MONTHS ENDED
                                                                         SEPTEMBER 30, 2002
                                      ------------------------------------------------------------------------------------------
                                       DISTRIBUTED        BIOEQUIVALENT          BRAND           CORPORATE
                                         PRODUCTS            PRODUCTS           PRODUCTS          & OTHER        CONSOLIDATED
                                      ---------------   -------------------   -------------    --------------   ----------------
Revenues                                 $  381,567           $   150,666      $   20,650       $        --       $    552,883
Income (loss) from operations                23,343                (2,408)        (47,475)          (88,419)          (114,959)
Interest income, net                             --                    --              --             4,291              4,291
Equity in earnings of joint ventures             --                 2,733              --                --              2,733
Gain on sale of Histex product line              --                    --           4,623                --              4,623
Depreciation and amortization                 2,017                 9,205           4,799                48             16,069
Capital expenditures                         11,196                54,862             718             1,254             68,030




                                                                          NINE MONTHS ENDED
                                                                         SEPTEMBER 30, 2001
                                      ------------------------------------------------------------------------------------------
                                       DISTRIBUTED        BIOEQUIVALENT          BRAND           CORPORATE
                                         PRODUCTS            PRODUCTS           PRODUCTS          & OTHER        CONSOLIDATED
                                      ---------------   -------------------   -------------    --------------   ----------------
Revenues                                  $ 349,451           $   160,444      $   42,544       $        --       $    552,439
Income (loss) from operations                25,738                89,029         (34,097)          (18,198)            62,472
Interest income, net                             --                    --              --             9,174              9,174
Equity in earnings of joint ventures             --                   473              --                --                473
Depreciation and amortization                 2,188                 4,245           8,998                59             15,490
Capital expenditures                          1,985                48,301             301                30             50,617


                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
       (in thousands, except for share, per share amounts and percentages)


10.      SUPPLEMENTAL CYBEAR GROUP STATEMENTS OF OPERATIONS AND CASH FLOWS

         Following is the supplemental unaudited consolidated statements of operations and cash flows for Cybear Group through the May 17, 2002 Conversion:

CYBEAR GROUP
Unaudited Consolidated Statements of Operations



                                                   FOR THE PERIOD          THREE MONTHS
                                                FROM JANUARY 1, 2002          ENDED            NINE MONTHS ENDED
                                                  THROUGH MAY 17,         SEPTEMBER 30,          SEPTEMBER 30,
                                                         2002                  2001                  2001
                                                ---------------------    ----------------      --------------------
Revenues
  Cybearclub LC Internet product sales                  $ 1,846              $    977              $  3,000
  Portal services                                         1,093                   332                 1,198
  Application services                                      329                   407                 1,041
  Website development, hosting and
     other services                                          18                   136                   398
  Subscription services                                      --                   140                   416
  Other                                                      --                   983                   983
                                                        -------              --------              --------
Total revenues                                            3,286                 2,975                 7,036
                                                        -------              --------              --------

Operating expenses
  Cost of goods sold                                      1,698                   913                 2,811
  Network operations and operations support               1,409                 1,217                 4,360
  Product development                                     1,223                 1,245                 4,030
  Selling, general and administrative                     3,351                 2,141                 5,412
  Depreciation and amortization                           1,499                 1,771                 6,106
  Non-recurring expenses                                     --                10,373                12,355
                                                        -------              --------              --------
Total operating expenses                                  9,180                17,660                35,074
                                                        -------              --------              --------


Loss from operations                                     (5,894)              (14,685)              (28,038)

  Interest income (expense), net                            (50)                   99                   406
                                                        -------              --------              --------
Net loss                                                $(5,944)             $(14,586)             $(27,632)
                                                        =======              ========              ========



                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
       (in thousands, except for share, per share amounts and percentages)




CYBEAR GROUP
Unaudited Consolidated Statements of Cash Flows

                                                                                     FOR THE PERIOD          NINE MONTHS
                                                                                  FROM JANUARY 1, 2002          ENDED
                                                                                        THROUGH             SEPTEMBER 30,
                                                                                      MAY 17, 2002              2001
                                                                                  --------------------    -----------------

Cash flows from operating activities
     Net loss                                                                              $(5,944)            $(27,632)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                       1,499                6,106
         Goodwill write-offs                                                                    --               11,295
         Other non-cash charges                                                                 --                1,060
         Changes in operating assets and liabilities:
              Accounts receivable, net                                                         134                   --
              Prepaid and other assets, net                                                     81                1,312
              Accounts payable and accrued and other liabilities                               904               (1,806)
                                                                                           -------             --------
Net cash used in operating activities                                                       (3,326)              (9,665)
                                                                                           -------             --------

Cash flows from investing activities
     Maturities of investments available-for-sale, net                                          --                9,979
     Purchases of equipment                                                                   (139)                (109)
     Acquisition of and advances to Mediconsult.com, Inc.                                       --               (3,242)
                                                                                           -------             --------
Net cash provided by (used in) investing activities                                           (139)               6,628
                                                                                           -------             --------

Cash flows from financing activities
     Advances from Andrx on line of credit                                                   2,152                   --
     Payments from Andrx for utilization of certain tax benefits                               126                  190
                                                                                           -------             --------
Net cash provided by financing activities                                                    2,278                  190
                                                                                           -------             --------

Net decrease in cash and cash equivalents                                                   (1,187)              (2,847)
Cash and cash equivalents, beginning of period                                               1,234                4,478
                                                                                           -------             --------
Cash and cash equivalents, end of period                                                   $    47             $  1,631
                                                                                           =======             ========

Supplemental disclosure of non-cash investing and financing activities:
  Conversion of Cybear common stock into
      Andrx common stock                                                                   $ 2,537
                                                                                           =======
  Acquisition of Mediconsult.com, Inc.
      Market value of Cybear common stock issued                                                               $  4,765
                                                                                                               ========
      Fair value of net liabilities assumed                                                                    $  5,295
                                                                                                               ========

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
       (in thousands, except for share, per share amounts and percentages)


11.      LITIGATION AND CONTINGENCIES

         The following information updates the litigation and contingencies disclosure from the disclosure contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended. Such information contained therein should be read in conjunction with the following for a complete discussion of litigation and contingencies.

         In the consolidated trial in the U.S. District Court for the Southern District of New York involving Andrx's Abbreviated New Drug Application ("ANDA") for a generic version of Prilosec, the court entered an order and an opinion in October 2002 ruling that Astra's `505 and `230 patents are valid and that the generic versions of Prilosec developed by Andrx, Genpharm, Inc. ("Genpharm") and Cheminor Drugs, Ltd. infringe those patents. The court also determined that the generic version of Prilosec developed by Kremers Urban Development Co. ("KUDCo") does not infringe the two patents. The court specifically deferred ruling on the `281 patent that was asserted solely against Andrx's product, and has not issued any opinion on Astra's claims for willful infringement of the `505 and `230 patents or on Astra's request for attorneys fees. The Company is currently unable to determine the outcome of these matters. Andrx has appealed the decision to the Federal Circuit Court of Appeals (See Note 4).

         Andrx and Aventis have entered into a binding settlement with the direct purchaser class of plaintiffs in the Cardizem(R) CD antitrust class lawsuits involving the Stipulation and Agreement they entered into in 1997 ("1997 Stipulation") that are pending for consolidated pre-trial proceedings in the U.S. District Court for the Eastern District of Michigan. The binding settlement, which is subject to final court review and approval, calls for a cash payment by Andrx and Aventis to this group in an undisclosed amount. In anticipation of potentially reaching settlements with all plaintiffs in the related litigations, in the second quarter of 2002, Andrx recorded an estimated litigation settlements charge of $60,000. Such contingency became estimable in the second quarter of 2002 as a result of the mediation discussions with the plaintiffs in the litigations and the settlement referred to above. Andrx intends to vigorously litigate any of these cases that cannot be settled on a reasonable basis.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
       (in thousands, except for share, per share amounts and percentages)


         On August 8, 2002, the U.S. District Court for the District of New Jersey, entered an order granting Andrx's Motion for Summary Judgment with respect to US Patent No. 4,659,716 ("716 Patent"). The Court ruled that claims 1 and 3 of the 716 Patent were invalid. Schering-Plough Corporation ("Schering") has filed a notice of its intent to appeal the decision. The 716 Patent was the only patent for which Schering sued Andrx with respect to Andrx's Claritin D-12 and Claritin Reditabs products. Schering and Andrx had previously entered into a stipulation whereby the parties agreed to be bound by the Court's decision with respect to the 716 Patent in the Claritin D-24 litigation. However, with respect to the Claritin D-24 litigation, Schering also sued Andrx for infringing US Patent No. 5,314,697 ("697 Patent"). With respect to the 697 Patent, fact discovery has been completed, but no trial date has yet been scheduled. Andrx filed a Paragraph III certification for US Patent No. 4,282,233 ("233 Patent") with respect to all of its Claritin products. The 233 Patent does not expire until December 19, 2002.

         A lawsuit was brought by Organon, Inc. and Akzo Nobel N.V. in the U.S. District Court for the Southern District of Florida involving Andrx's ANDA for a generic version of Remeron(R) has been transferred by the Judicial Panel on Multi-District Litigation to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings. The Company believes that its product does not infringe the patent at issue.

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

         In April 2002, partly in response to a motion brought by Elan Corporation, PLC ("Elan") requesting the U.S. District Court for the Southern District of Florida to reconsider its ruling invalidating Elan's patent for Naprelan, the Company filed a cross-motion requesting the Court to amend the final judgment entered in favor of the Company on March 14, 2002 by deciding the Company's counterclaims relating to the additional issues of patent infringement, inequitable conduct and public use as an additional ground for patent invalidity.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
       (in thousands, except for share, per share amounts and percentages)



         In November 2002, the U.S. District Court for the Southern District of Florida granted in part Andrx's motion to dismiss the amended consolidated class action complaint which alleged that Andrx and certain of its officers and directors engaged in securities fraud and/or made material misrepresentations regarding the regulatory status of the Company's ANDA for a bioequivalent version of Tiazac. The Court dismissed all but one of the statements allegedly made in violation of federal securities laws, having determined that those statements were forward-looking statements entitled to the protection of the safe harbor provisions of the securities laws, and therefore not actionable as a matter of law. The court directed plaintiffs to file a second amended complaint consistent with the court's order. In October 2002, an action based on certain of the same facts was filed against certain current and former officers and directors of Andrx, as well as Andrx (as a nominal defendant), in the Circuit Court, Broward County, Florida. This complaint alleges that, during the period May 2001 to November 2001, the individual defendants were in possession of material non-public information relating to the regulatory status of Andrx's ANDA for a bioequivalent version of Tiazac and used such information to sell shares of Andrx common stock at prices higher than they could have obtained had the information been made public, thereby reaping insider trading profits. The plaintiff, an individual, purports to bring the suit derivatively, for the benefit of Andrx, because "the Board is incapable of making an independent and disinterested decision to institute and vigorously prosecute" the action. The complaint seeks the imposition of a constructive trust in favor of Andrx for the more than $204,000 in profits that the individual defendants received from their allegedly illegal sales of Andrx stock during such period. Andrx is investigating the matter and is determining how to proceed.

         In September 2002, four securities fraud class actions filed against Andrx and certain of its current and former officers and directors in the U.S. District Court for the Southern District of Florida for alleged violations of certain of the provisions of the securities laws, were voluntarily dismissed. These actions were filed after Andrx's August 2002 disclosure that, for 1999-2002, an employee had made numerous improper entries in its accounts receivables records that affected customers' balances and their agings (see Note
1).

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
       (in thousands, except for share, per share amounts and percentages)


12.      KUDCO AGREEMENT

         In October 2002, Andrx entered into an agreement with Genpharm and KUDCo pursuant to which Andrx and Genpharm relinquished any marketing exclusivity rights to the 10 mg and 20 mg strengths of omeprazole (generic Prilosec), thereby accelerating the ability of KUDCo to receive final FDA marketing approval for its version of that product. On November 1, 2002, KUDCo received final marketing approval for its generic version of Prilosec. Under the agreement, KUDCo will share a percentage of its profits, as defined in the agreement, with Andrx and Genpharm, with each company's share reducing from 15.00% to 9.00% to 6.25% over a period of time, based upon a number of factors. The agreement follows a recent U.S. District Court decision involving four generic applicants, including Andrx, which found KUDCo's product to be the only non-infringing formulation (see Notes 4 and 11). In November 2002, Astra announced that it would appeal the U.S. District Court's favorable decision for KUDCo. To facilitate their ability to relinquish their exclusivity rights, and avoid litigation concerning the parameters of their shared marketing exclusivity rights, Andrx also entered into an agreement with Genpharm. Pursuant to this agreement, Andrx and Genpharm agreed to equally share any amounts received from third parties with respect to their shared exclusivity rights and, in the event that either Andrx or Genpharm, but not both, prevail in their appeal of the above-mentioned court decision and is thereby able to lawfully market their non-infringing version of generic Prilosec, to share 35% of the net profits with the other party derived from the first 180 days in which that product is marketed, reduced by any amounts directly or indirectly received from KUDCo. Each of these agreements has been voluntarily provided to the U.S. Federal Trade Commission for review.

13.      DILTIA XT(R) VOLUNTARY RECALL

         On November 12, 2002, the Company advised the FDA that it intends to issue a voluntary recall of its 120 mg Diltia XT capsules. This voluntary recall is based on tests demonstrating that, at one intermediate time-point, the dissolution rate may not remain within specifications through the labeled expiration dates. The Company believes that the product being recalled poses no health hazard to the public. The recall is limited to the 120 mg strength; the Company also markets 180 mg and 240 mg capsules which are not affected by this voluntary recall. To the extent product was sold prior to September 30, 2002, based on all currently available information, the results of operations for the three and nine months ended September 30, 2002 include a $721 recall charge reflected as a reduction of revenues - Andrx bioequivalent product sales, with a corresponding tax benefit of $252 at a 35% effective tax rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Andrx Corporation ("Andrx" or the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "to", "expect", "believe", "anticipate", "intend", "plan", "could", "would", "estimate", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, but not limited to, future operating results which are dependent on a relatively small number of products, the outcome of litigation, the timing of future product launches, government regulation, level of competition, ability to manufacture adequate amounts of products, manufacturing inefficiencies, and under utilized manufacturing capacities. Andrx is also subject to other risks detailed herein or detailed from time to time in Andrx Corporation's other SEC filings.


INTRODUCTION

         Andrx commercializes controlled-release oral pharmaceuticals using its proprietary drug delivery technologies. Andrx has ten proprietary controlled-release drug delivery technologies that are patented for certain applications or for which it has filed for patent protection for certain applications. Andrx uses its proprietary drug delivery technologies and formulation skills to develop:

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

         Andrx currently manufactures and sells bioequivalent versions of Cardizem(R) CD, Dilacor XR(R), Ventolin(R), Glucophage(R), K-Dur(R) and Naprelan(R). Sales of Andrx's bioequivalent version of Cardizem CD materially contributed to Andrx's current level of net sales and operating results. Andrx also sells and markets brand products which it has developed, acquired or licensed from third parties, including the products acquired through the acquisition of CTEX Pharmaceuticals, Inc. ("CTEX") (including Histex through June 28, 2002), the Entex cough and cold line, the Anexsia pain product line and the Company's first internally developed brand product, Altocor, which was launched in July 2002.

         Through its distribution operations, Andrx primarily sells bioequivalent drugs manufactured by third parties to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and physicians' offices. These operations are also used for the marketing of Andrx's products.

         During the first quarter of 2002, Andrx determined that its Cybear Group business unit could not survive as a stand-alone profit center tracked by a separate class of common stock. Therefore, Andrx exercised the rights in its Certificate of Incorporation to convert all of the outstanding shares of Cybear common stock into shares of Andrx common stock effective May 17, 2002 (the "Conversion"). Cybear common stock was issued in the September 2000 Reorganization to track the performance of Cybear Group, which represented the Internet businesses of Andrx. Pursuant to the Conversion on May 17, 2002, each outstanding share of Cybear common stock was converted into 0.00964 of a share of Andrx common stock which resulted in the issuance of approximately 65,000 shares of Andrx common stock. The Conversion ratio included a 25% premium on the value of Cybear common stock, as provided by the terms of Andrx's Certificate of Incorporation.

         Following the Conversion, Andrx only has one class of common stock outstanding, and such class includes all of the businesses of Andrx and its subsidiaries. The Conversion ratio was based upon the relative market values of the Andrx common stock and Cybear common stock averaged over the period from February 22, 2002 through March 21, 2002. The Conversion ratio included a 25% premium on the value of the Cybear common stock, as required by the terms of Andrx's Certificate of Incorporation, which was approved by the Andrx and Cybear stockholders. While the premium paid to the holders of Cybear common stock for the nine month period in 2002 was not included in the Andrx or Cybear operating results, the premium associated therewith increased the total net loss allocated to holders of Andrx common stock by $526,000 in computing Andrx's net loss per share and reduced the total net loss allocated to holders of Cybear common stock by $526,000 in computing Cybear Group's net loss per share and was reflected as a charge to retained earnings and a credit to additional paid-in capital in the Unaudited Consolidated Balance Sheet.

         Through the date of the Conversion on May 17, 2002, Andrx continued to allocate net income (loss) to each class of common stock. For periods subsequent to the Conversion, Andrx (i) will only report earnings (loss) per share for Andrx common stock, which includes all of the former Cybear Group's operating results from the effective date of the Conversion, (ii) will no longer report separate earnings (loss) per share for the former Cybear common stock, and (iii) will not provide supplemental group financial statements for Andrx Group and Cybear Group as presented during the two-class structure.

         In August 2002, Andrx management learned that an employee had made numerous improper entries that affected its customers' balances and their agings in its accounts receivable records from 1999 to 2002 and, accordingly, the adequacy of the Company's allowance for doubtful accounts receivable. After extensive investigation and analysis, including discussions with certain customers regarding past due amounts, management determined that the Company's related provision for doubtful accounts (included in selling, general and administrative expenses) from January 1, 1999 through December 31, 2001 was understated, by an aggregate of $4.3 million. After consideration of all of the facts and circumstances, the Company recognized the full amount of the $4.3 million prior period misstatement in the second quarter of 2002, as the Company believes it is not material to any period affected.

         In October 2002, Andrx entered into an agreement with Genpharm, Inc. ("Genpharm") and Kremers Urban Development Co. ("KUDCo"), pursuant to which Andrx and Genpharm relinquished any marketing exclusivity rights to the 10 mg and 20 mg strengths of omeprazole (generic Prilosec), thereby accelerating the ability of KUDCo to receive final FDA marketing approval for its version of that product. On November 1, 2002, KUDCo received final marketing approval for its generic version of Prilosec. Under the agreement, KUDCo will share a percentage of its profits, as defined in the agreement, with Andrx and Genpharm, with each company's share reducing from 15.00% to 9.00% to 6.25% over a period of time, based upon a number of factors. The agreement follows a recent U.S. District Court decision, involving four generic applicants, including Andrx, which found KUDCo's product to be the only non-infringing formulation. In November 2002, AstraZeneca plc ("Astra") announced that it would appeal the U.S. District Court's favorable decision for KUDCo. To facilitate their ability to relinquish their exclusivity rights, and avoid litigation concerning the parameters of their shared marketing exclusivity rights, Andrx also entered into an agreement with Genpharm. Pursuant to this agreement, Andrx and Genpharm agreed to equally share any amounts received from third parties with respect to their shared exclusivity rights and, in the event that either Andrx or Genpharm, but not both, prevail in their appeal of the above-mentioned court decision and is thereby able to lawfully market their non-infringing version of Prilosec, to share 35% of the net profits with the other party derived from the first 180 days in which that product is marketed, reduced by any amounts directly or indirectly received from KUDCo. Each of these agreements has been voluntarily provided to the U.S. Federal Trade Commission for review.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 ("2002 QUARTER"), AS COMPARED TO THE
    THREE MONTHS ENDED SEPTEMBER 30, 2001 ("2001 QUARTER")

         For the 2002 Quarter, the Company incurred a net loss of $33.1 million, or $0.47 net loss per diluted share of Andrx common stock, as compared to net income of $10.7 million for the 2001 Quarter. For the 2001 Quarter, of the $10.7 million of net income, $25.3 million of net income, or $0.35 net income per diluted share of Andrx common stock, was allocated to Andrx Group and $14.6 million of net loss, or $2.23 net loss per diluted share was allocated to the former Cybear Group class of stock, which was converted into Andrx common stock on May 17, 2002.

REVENUES

         Total revenues decreased to $189.0 million for the 2002 Quarter, as compared to $214.2 million for the 2001 Quarter.

         Net sales for distributed products for the 2002 Quarter were $133.0 million, as compared to $133.8 million for the 2001 Quarter. On a sequential basis, net sales from distributed products increased by 9.5% to $133.0 million for the 2002 Quarter, from $121.5 million in the second quarter of 2002. The sequential increase in sales from distributed products reflected Andrx's participation in the distribution of generic products launched by other pharmaceutical companies and an increase in sales to existing and new customers, offset in part by overall price declines, as is common with generic products.

         Net sales of Andrx products decreased by 26.6% to $53.4 million for the 2002 Quarter, as compared to $72.7 million for the 2001 Quarter. In the 2002 Quarter, net sales of Andrx products consisted of $48.0 million of Andrx bioequivalent products and $5.4 million of Andrx brand products, as compared to $56.3 million of Andrx bioequivalent products and $16.4 million of Andrx brand products for the 2001 Quarter.

         For the 2002 Quarter, net sales of Andrx bioequivalent products were $48.0 million, as compared to $56.3 million in the 2001 Quarter. The decrease in net sales of Andrx bioequivalent products for the 2002 Quarter as compared to the 2001 Quarter resulted primarily from a significant decline in net sales of Andrx's bioequivalent version of Ventolin, and a modest decline in net sales of Andrx's bioequivalent version of Cardizem CD, which was in part offset by net sales of Andrx's bioequivalent versions of Glucophage, K-Dur and Naprelan which were launched in 2002. Sales of Andrx's bioequivalent version of Naprelan did not significantly contribute to Andrx's results of operations for the 2002 Quarter. The decline in net sales of Andrx's bioequivalent version of Ventolin began in the fourth quarter of 2001 following a marked increase in competition which has continued, if not intensified, into the 2002 fourth quarter. Andrx's bioequivalent version of Cardizem CD continues to generate significant levels of net sales and gross profits and materially contributes to Andrx's overall current level of operating results. Net sales of Andrx's bioequivalent products for the 2002 Quarter include a $721,000 charge for the Company's November 2002 voluntary recall of the 120 mg Diltia XT capsules.

         For the 2002 Quarter, net sales of Andrx brand products were $5.4 million, as compared to $16.4 million in the 2001 Quarter. Net sales of Andrx brand products in the 2002 Quarter include sales generated from the Entex (cough and cold), Embrex (prenatal vitamins) and Anexsia (pain) product lines and beginning in July 2002, net sales of Altocor, the Company's first internally developed brand product. The decrease in 2002 Quarter net sales, as compared to the 2001 Quarter, is primarily the result of a lower level of net sales from the Entex product line, due primarily to the introduction of generics in 2002, the Company's launch of reformulated Entex products in the 2001 Quarter and the absence of net sales from the Histex product line, which was sold during the second quarter of 2002. In the 2002 Quarter, the Company recorded approximately $1.4 million in net sales of Altocor on approximately $10.5 million (estimated net sales value) of shipments. Given the recent market introduction of Altocor, the limited amount of prescription and product return history, and sales terms and other incentives granted to customers in connection with the product launch, including the right of return of initial stocking after nine months, the Company recorded an allowance for the net sales and cost of goods sold relating to a portion of the 2002 Quarter Altocor shipments. Until the Company has sufficient historical experience to reasonably estimate product pullthrough and returns, the Company's policy is to recognize net sales of Altocor for product that it believes was prescribed, based on data provided by external independent sources and, to the extent the product was shipped, received by customers and is expected to be pulled through the distribution channel prior to the date the customers' right of return of the initial stocking begins, by assuming the amount of prescriptions for the last week of the reporting period remains constant through the date such right of return begins. As a result, of the $10.5 million shipped, the Company recognized $1.4 million in net sales and established an allowance of $9.1 million in its Unaudited Consolidated Balance Sheet as of September 30, 2002. The Company's policy in regards to its other brand products is to recognize net sales to the extent such product was shipped and received by customers and can reasonably expect to be pulled through the distribution channel. As a result, as of September 30, 2002, the Company had a $6.3 million allowance related to the other brand products in its Unaudited Consolidated Balance Sheet.


         The Company generated $2.6 million of other revenues in the 2002 Quarter, as compared to $7.7 million in the 2001 Quarter. Other revenues for the 2002 Quarter primarily represented revenues from contract manufacturing at Andrx's Massachusetts facility and also included revenues generated by Andrx's Internet operations, primarily the Physicians Online ("POL") web portal. The decline in other revenues was a result of a decrease in contract manufacturing services for Alpharma USPD, Inc. ("Alpharma") and other contract manufacturing customers. In March 2002, Alpharma recalled certain Epinephrine Mist products manufactured by Andrx's facility. Andrx is currently investigating this matter. Other revenues for the 2001 Quarter included $3.0 million from Geneva Pharmaceuticals, Inc. ("Geneva") of the then recurring license fees from an agreement which was terminated in October 2001.

GROSS PROFIT/GROSS MARGIN

         In the 2002 Quarter, total revenues generated total gross profit of $10.6 million with a total gross margin of 5.6%, as compared to total gross profit of $83.0 million with a total gross margin of 38.8% in the 2001 Quarter. Such gross profit for the 2002 Quarter includes the $41.0 million charge fully reserving for pre-launch inventories of Andrx's bioequivalent version of Prilosec and an additional $7.0 million charge related to other unusable bioequivalent and brand production inventories.

         In the 2002 Quarter, net sales of distributed products generated $26.2 million of gross profit with a gross margin of 19.7%, as compared to $20.4 million of gross profit with a gross margin of 15.3% for the 2001 Quarter. On a sequential basis, gross profits for the 2002 Quarter were $26.2 million, as compared to $22.9 million in the second quarter of 2002, and gross margins increased from 18.9% to 19.7% from the second quarter of 2002, as compared to the 2002 Quarter. Such levels of gross margin on net sales of distributed products are at the higher end of the historical range of 14% - 21%, but which generally range from 16%-17%. The 2002 Quarter includes the Company's participation in the distribution of numerous generic products that now face competition from multiple generic manufacturers, which yield higher distribution gross margins, along with the benefit of other marketing opportunities. The 2001 Quarter included the high dollar volume, low gross margin distribution of generic Prozac, for which the generic manufacturers enjoyed a 180-day market exclusivity period from August 2001 through February 2002.

         In the 2002 Quarter, net sales of Andrx products incurred a negative gross profit of $13.6 million compared to $56.2 million of gross profit with a gross margin of 77.3% for the 2001 Quarter.

         In the 2002 Quarter, within Andrx products, Andrx's bioequivalent products incurred a negative gross profit of $15.9 million, which includes, among other things, the $41.0 million charge fully reserving for pre-launch inventories of Andrx's bioequivalent version of Prilosec. In the 2001 Quarter, net sales of Andrx's bioequivalent products generated $43.2 million of gross profit with a gross margin of 76.6%. In order to maximize the Company's commercial value of potential product launch opportunities, the Company initiated production of commercial quantities of certain products prior to final FDA approval and satisfactory resolution of patent infringement litigation. In October 2002, the U.S. District Court for the Southern District of New York determined that Astra's patents (Nos. `505 and `230) are valid, and the bioequivalent version of Prilosec developed by Andrx infringes those patents. As a result of this ruling, which Andrx has appealed, the Company recorded a charge of $41.0 million in the 2002 Quarter to fully reserve the work-in process, finished goods and raw material inventories related to its bioequivalent version of Prilosec. As of September 30, 2002, the Company had approximately $22.5 million in raw materials, work in process and finished goods inventories of bioequivalent products pending final FDA marketing approval and satisfactory resolution of patent infringement litigation, primarily consisting of bioequivalent versions of Wellbutrin SR/Zyban and Tiazac. During the 2002 Quarter, the Company also incurred certain production failures in the normal course of its production of pre-launch inventories and the production of its currently marketed bioequivalent products, and as a result, recorded a charge of $5.9 million included in cost of goods sold. Andrx has experienced and, in the near term, will continue to experience inefficiencies at certain of its Florida manufacturing facilities. The inefficiencies are driven by the process inefficiencies that result in batch failures, as well as manufacturing personnel turnover, which requires extensive training time and slow manufacturing speeds. In the 2002 Quarter, Andrx incurred $1.1 million of manufacturing inefficiencies at certain of its Florida manufacturing facilities, which is included in cost of goods sold of its bioequivalent products.

         In the 2002 Quarter, within Andrx products, Andrx's brand products generated $2.3 million of gross profit with a gross margin of 42.7%, as compared to $13.0 million of gross profit with a gross margin of 79.5% in the 2001 Quarter. The decrease in gross profit and margin included, among other things, a charge of $1.1 million recorded in brand cost of goods sold related to production failures of certain Andrx brand products. The decrease in gross margin was also due to a change in product mix and due to the product rights amortization expenses, which are calculated on a straight-line basis and included in cost of goods sold. Cost of goods sold in the 2002 Quarter and 2001 Quarter include royalties accrued on the net sales generated from the Entex cough and cold line, as well as amortization of the product rights for the CTEX and Entex products. The 2002 Quarter also includes royalties accrued on net sales generated for the Anexsia pain product line as well as amortization of the products rights for the Anexsia product line.

         Cost of goods sold also includes operating costs for Andrx's contract manufacturing business in its Massachusetts facility including, among other things, $2.5 million of costs relating to underutilization of its manufacturing facility.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

         SG&A expenses were $51.8 million, or 27.4% of total revenues for the 2002 Quarter, as compared to $43.5 million, or 20.3% of total revenues for the 2001 Quarter. SG&A expenses included expenses related to the administration, marketing, selling and warehousing of distributed and Andrx products, the brand sales and marketing efforts, royalties to the Company's former Co-Chairman and Chief Scientific Officer related to sales of the Company's bioequivalent version of Cardizem CD, as well as corporate overhead and legal costs with respect to patent infringement matters related to the Company's ANDA filings and antitrust matters. The increase in SG&A expenses in the 2002 Quarter, as compared to the 2001 Quarter, was primarily due to brand sales and marketing costs, legal costs and costs related to Andrx's Ohio distribution center, increases in insurance premiums and an increase in the allowance for doubtful accounts receivable, as well as corporate overhead, offset by a decrease in Internet operating expenses. Operating expenses related to Andrx's Internet operations, except cost of goods sold and goodwill write-offs are classified as SG&A for all periods presented.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

         R&D expenses were $12.2 million, or 22.8% of Andrx products sales in the 2002 Quarter, as compared to $11.3 million, or 15.5% of Andrx products sales in the 2001 Quarter. R&D expenses reflected the Company's continued commercialization efforts in its bioequivalent (ANDA) and brand name (NDA) development programs.

CYBEAR GOODWILL WRITE-OFFS

         The 2001 Quarter included a $9.3 million charge associated with the impairment of the then remaining Cybear goodwill resulting from the September 2000 Reorganization.

INTEREST INCOME, NET

         The Company generated interest income, net of $1.2 million in the 2002 Quarter, as compared to $2.6 million in the 2001 Quarter. The decrease in interest income, net is the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained during the 2002 Quarter and lower interest rates, as compared to the 2001 Quarter. The Company invests in taxable and tax-free investment-grade interest bearing securities.

EQUITY IN EARNINGS OF JOINT VENTURES

         The Company generated $1.1 million of equity in earnings of its joint ventures in the 2002 Quarter, compared to $203,000 in the 2001 Quarter. For the 2002 Quarter and 2001 Quarter, equity in earnings of joint ventures was the result of net sales of bioequivalent versions of Oruvail(R) and Trental(R) by ANCIRC Pharmaceuticals ("ANCIRC") (Andrx's 50/50 joint venture with Watson Pharmaceuticals, Inc.), net sales of the bioequivalent version of Pepcid(R) launched by CARAN (Andrx's 50/50 joint venture with Carlsbad Technology, Inc.), and for the 2002 Quarter, net sales of the bioequivalent version of Prozac by CARAN, offset by operating expenses of the joint ventures.

GAIN ON SALE OF HISTEX PRODUCT LINE

         On June 28, 2002, the Company sold the trademarks, licenses and permits, marketing materials, packaging supplies, product and sample inventories (including reformulations) related to the Histex cough and cold line of products. In connection with the sale, the buyer assumed liabilities related to all Histex products and the Company received $1.4 million in cash at closing, $125,000 in September 2002 and is entitled to receive, among other things, $250,000 in cash, payable in two equal quarterly installments of $125,000 on January 1, 2003 and April 1, 2003, as well as quarterly royalty payments on net sales of Histex products for five years. In the 2002 Quarter $109,000 was recognized as other income, which represents the $125,000 quarterly installment payment collected in September 2002, net of minor adjustments. As the Company receives the additional $250,000 in payments from the buyer and the remaining estimated potential liabilities become extinguished, the Company will record such amounts as gain on sale of Histex product in Other Income.

INCOME TAX EXPENSE (BENEFIT)

         For the 2002 Quarter, the Company recorded an income tax benefit of $17.8 million, or 35% of loss before income taxes. For the 2001 Quarter, the Company provided $11.1 million for income taxes, or 51% of income before income taxes. For the 2001 Quarter, the Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes and write-offs and amortization of goodwill and other intangible assets at Cybear which are not deductible for tax purposes.

WEIGHTED AVERAGE SHARES OUTSTANDING

         The basic and diluted weighted average shares of Andrx common stock outstanding was 70.9 million in the 2002 Quarter, as compared to 70.2 million and 72.9 million, respectively, in the 2001 Quarter. For the 2002 Quarter, all potential shares were excluded from the diluted share computation as the Company reported a net loss and, accordingly, such potential common shares were anti-dilutive. The 2002 Quarter also excluded the unamortized restricted stock unit grant to the Company's Chief Executive Officer for the diluted share computation, which is also anti-dilutive. The increase in the basic weighted average number of shares of Andrx common stock outstanding in the 2002 Quarter, as compared to the 2001 Quarter, was attributable to exercises of stock options and issuances of shares under the Company's employee stock purchase plan which commenced January 1, 2002.

         The basic and diluted weighted average number of shares of Cybear common stock was 6.5 million for the 2001 Quarter. All common stock equivalents were excluded from the diluted share computation as Cybear was allocated a net loss, and accordingly, such stock equivalents were anti-dilutive. After May 17, 2002, no Cybear common stock was outstanding as a result of its Conversion to Andrx common stock. The basic and diluted weighted average number of shares of Cybear common stock included herein gave effect to the July 2001 one-for-four reverse stock split of Cybear common stock.

NINE MONTHS ENDED SEPTEMBER 30, 2002 ("2002 PERIOD") AS COMPARED TO
    NINE MONTHS ENDED SEPTEMBER 30, 2001 ("2001 PERIOD")

         For the 2002 Period, the Company incurred a net loss of $59.9 million, as compared to net income of $41.0 million for the 2001 Period. For the 2002 Period of the $59.9 million of net loss, total net loss of $54.5 million, or $0.77 net loss per diluted share, was allocated to Andrx common stock, and $5.4 million of total net loss, or $0.80 net loss per diluted share, was allocated to the Cybear common stock, which stock was converted into Andrx common stock on May 17, 2002. For the 2002 Period, the premium associated with the May 17, 2002 Conversion increased the total net loss allocated to holders of Andrx common stock by $526,000 and reduced the total net loss allocated to holders of Cybear common stock by $526,000 and was reflected as a charge to retained earnings and a credit to additional paid-in capital in the Unaudited Consolidated Balance Sheet. For the 2001 Period of the $41.0 million of net income, net income of $68.6 million, or $0.95 total net income per diluted share, was allocated to Andrx common stock, and $27.6 million of net loss, or $5.04 net loss per diluted share, was allocated to Cybear common stock.

REVENUES

         Total revenues were $552.9 million for the 2002 Period, as compared to $552.4 million for the 2001 Period.

         Net sales from distributed products increased by 9.2% to $381.6 million for the 2002 Period, as compared to $349.5 million for the 2001 Period. The increase in sales from distributed products reflected Andrx's participation in the distribution of generic products launched by other pharmaceutical companies and an increase in sales to existing and new customers, offset in part by overall price declines, as is common with generic products.

         Net sales of Andrx products were $163.7 million for the 2002 Period, as compared to $183.0 million for the 2001 Period. In the 2002 Period, net sales of Andrx products consisted of $145.4 million of Andrx bioequivalent products and $18.3 million of Andrx brand products, as compared to $155.7 million of Andrx bioequivalent products and $27.3 million of Andrx brand products for the 2001 Period.

         For the 2002 Period, net sales of Andrx bioequivalent products were $145.4 million as compared to $155.7 million in the 2001 Period. The decrease in net sales of Andrx bioequivalent products for the 2002 Period as compared to the 2001 Period resulted primarily from a significant decline in net sales of Andrx's bioequivalent version of Ventolin, a continuing sequential decline in net sales of Andrx's bioequivalent version of Cardizem CD, which was in part offset by net sales of Andrx's bioequivalent versions of Glucophage, K-Dur and Naprelan, all of which were launched in the 2002 Period. The decline in net sales of Andrx's bioequivalent version of Ventolin began in the fourth quarter of 2001 following a marked increase in competition which has continued, if not intensified, into the 2002 fourth quarter. Andrx's bioequivalent version of Cardizem CD continues to generate significant levels of net sales and gross profits and materially contributes to Andrx's overall current level of operating results. Net sales of Andrx's bioequivalent products for the 2002 Period include a $721,000 charge for the Company's November 2002 voluntary recall of the 120 mg Diltia XT capsules.

         For the 2002 Period, net sales of Andrx brand products were $18.3 million, as compared to $27.3 million in the 2001 Period. Net sales of Andrx brand products in the 2002 Period include sales generated from the Histex and Entex (cough and cold), Embrex (prenatal vitamins) and Anexsia (pain) product lines and beginning July 2002, net sales of Altocor, the Company's first internally developed brand product. The decrease in the 2002 Period net sales, as compared to the 2001 Period, is primarily the result of a lower level of net sales from the cough and cold product lines, primarily the Histex products, and the absence of net sales from the Histex product line, which was sold during the second quarter of 2002, offset by net sales from Anexsia and Altocor. The Company began marketing Anexsia in the fourth quarter of 2001 and Altocor in the 2002 Quarter. Net sales from the cough and cold product lines in the 2002 Period were affected by, among other things, competition from generic introductions. In the 2002 Period, the Company recorded approximately $1.4 million in net sales of Altocor on approximately $10.5 million (estimated net sales value) of shipments. Given the recent market introduction of Altocor, the limited amount of prescription and product return history, and sales terms and other incentives granted to customers in connection with the product launch, including the right of return of initial stocking after nine months, the Company recorded an allowance for the net sales and cost of goods sold relating to a portion of the 2002

Period Altocor shipments. Until the Company has sufficient historical experience to reasonably estimate product pull through and returns, the Company's policy is to recognize net sales of Altocor for product that it believes was prescribed, based on data provided by external independent sources and, to the extent the product was shipped, received by customers, and is expected to be pulled through the distribution channel prior to the date the customers' right of return of the initial stocking begins, by assuming the amount of prescriptions for the last week of the reporting period remains constant through the date such right of return begins. As a result, of the $10.5 million shipped, the Company recognized $1.4 million in net sales and established an allowance of $9.1 million in its Unaudited Consolidated Balance Sheet as of September 30, 2002. With regards to the other brand products, the Company's policy is to recognize net sales to the extent the product was shipped and received by customers, for product that it can reasonably expect to be pulled through the distribution channel. As a result, as of September 30, 2002, the Company had a $6.3 million allowance related to the other brand products in its Unaudited Consolidated Balance Sheet.


         The Company generated $7.6 million of other revenues in the 2002 Period, as compared to $20.0 million in the 2001 Period. Other revenues for the 2002 Period primarily represented revenues from contract manufacturing at Andrx's Massachusetts facility and also included revenues generated by Andrx's Internet operations, primarily the POL web portal. The decline in other revenues was a result of a decrease in contract manufacturing services for Alpharma and other contract manufacturing customers. In March 2002, Alpharma recalled certain Epinephrine Mist products manufactured in Andrx's Massachusetts facility. Andrx is currently investigating this matter. Other revenues for the 2001 Period included $3.0 million from Geneva of the then recurring license fees from an agreement, which was terminated in October 2001.

GROSS PROFIT/GROSS MARGIN

         In the 2002 Period, total revenues generated total gross profit of $118.1 million with a total gross margin of 21.4%, as compared to total gross profit of $221.8 million with a total gross margin of 40.1% in the 2001 Period. Such gross profit for the 2002 Period is net of the $41.0 million charge fully reserving for pre-launch inventories of Andrx's bioequivalent version of Prilosec, an $8.2 million charge related to production failures of bioequivalent and brand production inventories and a $3.5 million charge related to aging issues on pre-launch, as well as, inventories of currently marketed bioequivalent and brand products.

         In the 2002 Period, net sales of distributed products generated $72.5 million of gross profit with a gross margin of 19.0%, as compared to $62.5 million of gross profit with a gross margin of 17.9% for the 2001 Period. Such levels of gross margin on sales of distributed products are at the higher end of the historical range of 14% - 21%, but which generally range from 16% - 17%. The 2002 Period includes the Company's participation in the distribution of numerous generic products that now face competition from multiple generic manufacturers, which yield higher distribution gross margins, along with the benefit of other marketing opportunities. The 2001 and 2002 Periods included the high dollar volume, low gross margin distribution of generic Prozac, for which the generic manufacturers enjoyed a 180-day market exclusivity period from August 2001 through February 2002.

         In the 2002 Period, net sales of Andrx products generated $50.6 million of gross profit with a gross margin of 30.9%, compared to $142.6 million of gross profit with a gross margin of 77.9% for the 2001 Period.

         In the 2002 Period, within Andrx products, Andrx's bioequivalent products generated $41.6 million of gross profit with a gross margin of 28.6%, as compared to $121.5 million of gross profit with a gross margin of 78.1% in the 2001 Period. The 2002 Period includes, among other things, the $41.0 million charge fully reserving for pre-launch inventories of Andrx's bioequivalent version of Prilosec which the Company initiated production of prior to satisfactory resolution of patent infringement litigation in order to maximize the commercial value of this product launch opportunity. In October 2002, the U.S. District Court for the Southern District of New York determined that Astra's patents (Nos. `505 and `230) are valid, and the bioequivalent version of Prilosec developed by Andrx infringes those patents. As a result of this ruling, which Andrx has appealed, the Company recorded a charge of $41.0 million in the 2002 Period to fully reserve the work-in process, finished goods and raw material inventories related to its bioequivalent version of Prilosec. To maximize the commercial value of other product launch opportunities, as of September 30, 2002, the Company had approximately $22.5 million in raw materials, work in process and finished goods inventories of bioequivalent products pending final FDA marketing approval and satisfactory resolution of patent infringement litigation, primarily consisting of bioequivalent versions of Wellbutrin SR/Zyban and Tiazac. During the 2002 Period the Company recorded a $6.2 million charge related to production failures of pre-launch inventories and the production of its currently marketed bioequivalent products, which is included in cost of goods sold. Also included in cost of goods sold is a $2.1 million charge related to inventory for products not yet launched due to the aging of the inventory. Andrx has experienced and, in the near term, will continue to experience inefficiencies at certain of its Florida manufacturing facilities. In the 2002 Period Andrx incurred $4.3 million of manufacturing inefficiencies at certain of its Florida facilities, which is included in cost of goods sold of its Andrx bioequivalent products.

         In the 2002 Period, within Andrx products, Andrx's brand products generated $9.1 million of gross profit with a gross margin of 49.5%, as compared to $21.1 million of gross profit with a gross margin of 77.2% in the 2001 Period. The 2002 Period included charges of $2.0 million and $1.4 million recorded in brand cost of goods sold, related to production failures and aging issues, respectively, as compared to $550,000 in the 2001 Period related to aging issues. The decrease in gross margin was also due to a change in product mix and due to product rights amortization expenses, which are calculated on a straight-line basis and included in cost of goods sold. Cost of goods sold in the 2002 Period and 2001 Period also included royalties accrued on the net sales generated from the Entex cough and cold line, as well as amortization of the product rights for the CTEX and Entex products. The 2002 Period also included royalties accrued on the net sales generated from the Anexsia pain product line as well as amortization of the product rights for the Anexsia product line.

         Cost of goods sold also included operating costs for Andrx's contract manufacturing business, including a provision of $871,000 in the 2002 Period related to inventories manufactured at Andrx's Massachusetts facility for Alpharma with whom Andrx is currently involved in a dispute, and $6.9 million of costs relating to under utilization of its manufacturing facility.

SG&A EXPENSES

         SG&A expenses were $139.5 million, or 25.2% of total revenues for the 2002 Period, as compared to $107.8 million, or 19.5% of total revenues for the 2001 Period. SG&A expenses included expenses related to the administration, marketing, selling and warehousing of distributed and Andrx products, the brand sales and marketing efforts, royalties to the Company's former Co-Chairman and Chief Scientific Officer related to sales of the Company's bioequivalent version of Cardizem CD, as well as corporate overhead and legal costs with respect to patent infringement matters related to the Company's ANDA filings and antitrust matters. The increase in SG&A expenses in the 2002 Period, as compared to the 2001 Period, was primarily due to brand sales and marketing costs, legal costs, increases in insurance premiums and costs related to Andrx's Ohio distribution center and an increase in the allowance for doubtful accounts receivable as well as corporate overhead, offset by a decrease in Internet operating expenses. In the 2002 Period, the Company recorded a $4.3 million charge to the allowance for doubtful accounts receivable relating to the periods prior to January 1, 2002 as the Company believes it is not material to any period affected. Operating expenses related to Andrx's Internet operations, except cost of goods sold and goodwill write-off, are classified as SG&A for all periods presented.

R&D EXPENSES

         R&D expenses were $33.5 million, or 20.5% of Andrx products sales in the 2002 Period, as compared to $40.2 million, or 22.0% of Andrx products sales in the 2001 Period. R&D expenses reflect the Company's continued commercialization efforts in its bioequivalent (ANDA) and brand name (NDA) development programs.

LITIGATION SETTLEMENTS

         Andrx and Aventis entered into a binding settlement with the direct purchaser class of plaintiffs in the Cardizem CD antitrust litigation that is pending for multidistrict proceedings in the U.S. District Court for the Eastern District of Michigan. The binding settlement calls for a cash payment by Andrx and Aventis to this group in an undisclosed amount. In anticipation of potentially reaching settlements with all plaintiffs in the related litigations, Andrx's results for the 2002 Period included an estimated litigation settlements charge of $60.0 million recorded in the second quarter of 2002. Andrx intends to vigorously litigate any of these cases that cannot be settled on a reasonable basis.

CYBEAR GOODWILL WRITE-OFFS

         The 2001 Period includes an $11.3 million charge associated with the impairment of the then remaining goodwill of $2.0 million related to the acquisition by Cybear of Telegraph in 1999 and the remaining goodwill of $9.3 million resulting from the September 7, 2000 Reorganization.

INTEREST INCOME, NET

         The Company generated interest income, net of $4.3 million in the 2002 Period, as compared to $9.2 million in the 2001 Period. The decrease in interest income, net is the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained during the 2002 Period and lower interest rates, compared to the 2001 Period. The Company invests in taxable and tax-free investment-grade interest bearing securities.

EQUITY IN EARNINGS OF JOINT VENTURES

         The Company generated $2.7 million of equity in earnings of its joint ventures in the 2002 Period, compared to $473,000 in the 2001 Period. For the 2002 Period and 2001 Period, equity in earnings of its joint ventures was the result of sales of the ANCIRC bioequivalent versions of Oruvail and Trental and sales of the bioequivalent version of Pepcid launched by CARAN and, for the 2002 Period, sales of bioequivalent Prozac by CARAN, offset by operating expenses of the joint ventures.

GAIN ON SALE OF HISTEX PRODUCT LINE

         On June 28, 2002, the Company sold the trademarks, licenses and permits, marketing materials, packaging supplies, product and sample inventories (including reformulations) related to the Histex cough and cold line of products. In connection with the sale, the buyer assumed liabilities related to all Histex products and the Company received $1.4 million in cash at closing and $125,000 in September 2002, and is entitled to receive, among other things, $250,000 in cash, payable in two equal quarterly installments of $125,000 on January 1, 2003 and April 1, 2003, as well as quarterly royalty payments on net sales of Histex products for five years. This transaction resulted in a pre-tax net gain of $4.6 million recorded in other income in the Company's Unaudited Consolidated Statement of Operations for the nine months ended September 30, 2002. The gain resulted mainly from the extinguishment of net liabilities. In accordance with Staff Accounting Bulletin Topic 5-E "Accounting for Divestiture of a Subsidiary or Other Business Operation," as of September 30, 2002, the buyer was considered thinly capitalized and, accordingly, the gain included in other income includes the $1.6 million the Company received in cash and the extinguishment of the net liabilities to the extent that the related estimated potential liabilities had actually been fully assumed by the buyer, supported by, among other things, $2.0 million placed in escrow by the buyer and a guarantee by a significant customer to not return purchased Histex products. As the Company receives the additional $250,000 in payments from the buyer and the remaining estimated potential liabilities become extinguished, the Company will record such amounts as gain on sale of Histex product in Other Income.

INCOME TAX EXPENSE (BENEFIT)

         For the 2002 Period, the Company reported an income tax benefit of $43.4 million, or 42% of loss before income taxes. Such tax benefit included the reversal of a $7.2 million valuation allowance on deferred tax assets relating to certain net operating loss carryforwards. For the 2001 Period, the Company provided $31.1 million for income taxes, or 43% of income before income taxes. For the 2001 Period, the Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes and write-offs and amortization of goodwill and other intangible assets at Cybear which are not deductible for tax purposes.

WEIGHTED AVERAGE SHARES OUTSTANDING

         The basic and diluted weighted average shares of Andrx common stock outstanding was 70.7 million in the 2002 Period, as compared to 69.9 million and
72.6 million, respectively, in the 2001 Period. For the 2002 Period, all potential common shares were excluded from the diluted share computation as the Company reported a net loss and, accordingly, such potential common shares were anti-dilutive. The 2002 Period also excluded the unamortized restricted common shares granted to the Company's Chief Executive Officer for the diluted share computation, which are also anti-dilutive. The increase in the basic weighted average number of shares of Andrx common stock outstanding in the 2002 Period, as compared to the 2001 Period, was attributable to exercises of stock options, issuances of shares under the Company's employee stock purchase plan which commenced January 1, 2002, and approximately 65,000 shares of Andrx common stock issued in connection with the Conversion of Cybear common stock to Andrx common stock on May 17, 2002.

         The basic and diluted weighted average number of shares of Cybear common stock was 6.7 million for the period from January 1, 2002 to May 17, 2002 and 5.5 million for the 2001 Period. All common stock equivalents were excluded from the diluted share computation as Cybear was allocated a net loss, and accordingly, such stock equivalents were anti-dilutive. After May 17, 2002, no Cybear common stock was outstanding as a result of its Conversion to Andrx common stock. The basic and diluted weighted average number of shares of Cybear common stock included herein gave effect to the July 2001 one-for-four reverse stock split of Cybear common stock.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2002, the Company had $157.2 million in cash, cash equivalents and investments available-for-sale, and $336.2 million of consolidated working capital.

OPERATING ACTIVITIES

         Net cash used in operating activities was $25.9 million in the 2002 Period, as compared to net cash provided by operating activities of $63.0 million in the 2001 Period.

         In the 2002 Period, net cash used in operating activities of $25.9 million included a net loss of $59.9 million; increases in prepaid and other assets, net of $4.3 million; increases in income taxes receivable and deferred income tax assets, net of $47.4 million, offset by income tax benefits related to exercises of stock options of $3.5 million; decreases in accounts receivable, net of $27.5 million, inventories of $3.0 million; and increases in accounts payable and accrued and other liabilities of $42.7 million. In addition, the 2002 Period also includes depreciation and amortization of $16.1 million, offset by undistributed equity in earnings of joint ventures of $2.7 million and a gain on sale of Histex product line of $4.6 million.

         In the 2001 Period, net cash provided by operating activities of $63.0 million included net income of $41.0 million; income tax benefits related to exercises of stock options of $13.2 million; decreases in prepaid and other assets, net of $2.4 million; increases in accounts payable and accrued and other liabilities of $38.9 million and income taxes of $12.7 million, offset by increases in accounts receivables, net of $42.6 million and inventories of $30.1 million. In addition, the 2001 Period also includes depreciation and amortization of $15.5 million, $11.3 million of goodwill write-off at Cybear and $1.1 million associated with other non-cash charges at Cybear related to the estimated loss on the sublease of Cybear's headquarters in Boca Raton, Florida, offset by undistributed equity in earnings of joint ventures of $473,000.

INVESTING ACTIVITIES

         Net cash provided by investing activities was $40.3 million in the 2002 Period, as compared to net cash used in investing activities of $68.3 million in the 2001 Period.

         In the 2002 Period, net cash provided by investing activities of $40.3 million consisted of $106.7 million in maturities of investments available-for-sale and $1.6 million in proceeds from the sale of the Histex product line, offset by $68.0 million of purchases of property, plant and equipment.

         In the 2001 Period, net cash used in investing activities of $68.3 million consisted primarily of $50.6 million in purchases of property, plant and equipment, $11.1 million in the acquisition of CTEX net of cash acquired, $3.7 million in loans to former CTEX shareholders, $14.8 million in the acquisition of the Entex brand product line, $2.0 million in the acquisition of the marketing rights of the Anexsia brand product line, $18.2 million in the acquisition of certain assets of Armstrong, and $3.2 million in acquisition of and advances to Mediconsult, offset by $35.2 million in maturities of investments available-for-sale.

FINANCING ACTIVITY

         Net cash provided by financing activity was $4.3 million in the 2002 Period, as compared to $7.1 million in the 2001 Period, which consisted of proceeds from issuances of shares of Andrx common stock from exercises of Andrx stock options, and in the 2002 Period, also included proceeds from issuances of shares of Andrx common stock under the employee stock purchase plan.

FUTURE COMMITMENTS

         Andrx anticipates that its cash requirements will continue to increase due to the completion of its R&D and manufacturing facilities, and the acquisition of facilities and/or equipment. Andrx is evaluating, among other things, expansions of its manufacturing facilities and has entered into a non-binding purchase and sale agreement to purchase an approximately 500,000 square foot manufacturing facility for approximately $30 million, which is contingent upon, among other things, completion of due diligence. The Company will also be building up inventories of some of its currently unapproved products. Andrx is continuing its implementation of JD Edwards, an enterprise resource planning system, and Peoplesoft software packages and related hardware and may also fund the balance of the accrued litigation settlements. The Company believes that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future. The Company is currently pursuing a revolving credit facility to provide for an added source of working capital.

OUTLOOK

         The Company anticipates that it will continue to face a number of issues which adversely affect near term operating results. As the Company awaits FDA final marketing approval and satisfactory resolution of patent infringement litigation of its bioequivalent versions of Wellbutrin SR/Zyban and Tiazac, it is continuing to manufacture commercial quantities of these products and plans to increase spending in the areas of R&D and brand SG&A.

         DISTRIBUTED PRODUCTS

         During the 2002 Quarter, the Company generated $133.0 million in net sales of distributed products. The Company's pharmaceutical distribution operation has a history of generally consistent quarterly sequential growth as a result of, among other things, its continued penetration of the market servicing independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and, to a lesser extent, physician offices. The Company believes that it will be able to continue to expand in this market, both in terms of per store volume and customer locations, particularly due to the commencement of operations at its Ohio distribution center in September 2002. Nevertheless, the ability of the Company to provide consistent sequential quarterly growth in the future will be affected, in large part, by the Company's participation in the launch of new generic products by other generic manufacturers, reduced by the decline in sales prices which typically follows when generic products encounter new or increased competition.

         The Company's distribution operation participates in the distribution of Andrx's bioequivalent products, however, this segment's financial results does not include that participation. Such sales are classified as Andrx product sales in the Company's Unaudited Consolidated Statements of Operations.

         ANDRX BIOEQUIVALENT PRODUCTS

         During the 2002 Quarter, the Company generated net sales of $48.0 million from its bioequivalent products (including sales by the Company's distribution operations of Andrx's bioequivalent products). The Company's bioequivalent products incurred a negative gross profit of $15.9 million which included, among other things, the $41.0 million charge fully reserving for pre-launch inventories of Andrx's bioequivalent version of Prilosec and a $5.9 million charge of other unusable inventories of pre-launch and currently marketed bioequivalent products, incurred in the normal course of business. Growth in the bioequivalent product business will be generated from the launch of significant new products, as sales of Andrx's current bioequivalent products are expected to remain relatively stable or decrease.

         The bioequivalent pharmaceutical industry is highly competitive and selling prices are often subject to significant and rapid declines from competition among existing or new bioequivalent manufacturers entering the market. Since the launch of Andrx's bioequivalent version of Cardizem CD in 1999, with 180-days of marketing exclusivity, there have only been two additional bioequivalent manufacturers of this product. As a result, although continuing to experience a sequential decline in net sales, Andrx's bioequivalent version of Cardizem CD continues to generate significant net sales and gross profits and materially contributes to Andrx's overall current results of operations.

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

         Currently, Andrx's overall level of operating results remains dependent on a relatively small number of products. If these products, particularly Andrx's bioequivalent version of Cardizem CD, and to a lesser extent bioequivalent version of Dilacor XR, were to experience a significant decrease in net sales, Andrx's operating results would be materially adversely affected. In November 2002, the Company issued a voluntary recall of certain lots of its 120 mg Diltia XT capsules, and throughout 2002, there has been a significant decrease in net sales of the Company's bioequivalent version of Ventolin, which adversely affected the Company's quarterly financial results. Sales of Ventolin are not expected to increase.

         Though the timing remains uncertain, the Company remains optimistic that it will be able to gain FDA marketing approval for its bioequivalent versions of Wellbutrin SR/Zyban during the fourth quarter of 2002. Whether Andrx will decide to introduce its bioequivalent versions of Wellbutrin SR/Zyban at that time will depend on a number of factors, including but not limited to, the Company's evaluation of Glaxo SmithKline's appeal of the summary judgement decision in Andrx's favor, which the Federal Circuit court has now scheduled for oral argument on December 2, 2002. Based on the time generally required for the FDA to respond to the Company's anticipated response to the latest communication from the FDA, the Company believes it may not be able to gain FDA approval for, or introduce its bioequivalent version of, Tiazac until early 2003. Product launches and receipt of final FDA marketing approval are dependent on a number of factors, certain ones of which are outside the Company's control, including, among other things, new Orange Book patent listings and related patent infringement litigation, the expiration of others' exclusivity rights, a perceived or predicted favorable resolution to any pending or potential patent litigation, and the successful scale-up and manufacture of such products. The net sales and gross profits to be generated by these new products will also be affected by: the degree of competition the Company's products encounter, both through the potential launch of a generic version of the brand product either directly or through a licensee, during the Company's 180-day period of exclusivity or thereafter, from other generic competitors, the rate of generic substitution for the Company's bioequivalent products; the extent managed care organizations and others are able to convert patient usage of the Company's bioequivalent products from other branded products in the same therapeutic class; and the Company's ability to manufacture sufficient quantities of its products to meet market demand. Factors affecting the Company's ability to meet that demand include: the timing of its product launches, particularly in instances where the Company's product will fill all or a substantial part of the generic marketplace; the presence or absence and degree of competition, both during and after any period of exclusivity the Company's product(s) may receive; and additional demand that may come from the conversion of other products in the same therapeutic class.

         ANDRX BRAND PRODUCTS

         The Company began to ship Altocor, its first internally developed brand product, in early July 2002 and started the promotion of Altocor to physicians in late July 2002. Altocor was recently approved for an additional indication of coronary prevention. Altocor competes in the statin market, which had approximately $12 billion in U.S. sales in 2001. The Company shipped approximately $10.5 million (estimated net sales value) of Altocor predominantly as initial stocking in the third quarter of 2002 of which the Company recorded $1.4 million in net sales. In addition, the Company is continuing efforts to obtain marketing approval for Altocor in Europe and is exploring commercialization opportunities in certain European territories.

         With Altocor's launch, the Company entered a highly competitive market against brand pharmaceutical manufacturers having significantly larger and more experienced sales forces and greater financial resources dedicated to advertising and promotion. Altocor competes in the statin market which had approximately $12 billion in U.S. sales in 2001. The Company currently has approximately 300 sales representatives and plans to increase its sales force to 450 sales representatives by early 2003. Net sales for Altocor and other brand products are subject to significant accounting estimates for, among other things, the ability of the Company's sales force and its POL Internet web portal to promote such products to physicians, other marketing initiatives to generate product demand and pull product through the distribution channel, and the Company's ability to estimate future product returns. The Company's estimate of returns is based on, among other things, terms offered to customers and an estimate of expected prescription levels. Other marketing initiatives include the implementation of a coupon redemption program in the 2002 Quarter. Such sales incentives are recorded as an allowance against net sales in the Consolidated Statement of Operations. Given the recent market introduction of Altocor, the limited amount of prescription and product return history, and sales terms and other incentives granted to customers in connection with the product launch, including the right of return of the initial stocking after nine months, the Company recorded an allowance for the net sales and cost of goods sold relating to a portion of the 2002 Quarter Altocor shipments. Until the Company has sufficient historical experience to reasonably estimate product pullthrough and returns, the Company's policy is to recognize net sales of Altocor for product that it believes was prescribed, based on data provided by external independent sources and, to the extent the product was shipped and received by customers, and is expected to be pulled through the distribution channel prior to the date the customers' right of return of the initial stocking begins, by assuming the amount of prescriptions for the last week of the reporting period remains constant through the date such right of return begins. In the fourth quarter of 2002, the Company expects to record modest net sales of Altocor. Sales, marketing, advertising and promotional costs will exceed gross profits from net sales of Altocor until a profitable sales level is achieved.

         In connection with other brand products, net sales are recognized to the extent that the Company can reasonably expect products to be pulled through the distribution channel. Net sales for Andrx's other brand products can be adversely affected by the introduction of generic versions or positively affected by the introduction by the Company of reformulated products or line extension. Net sales from Andrx's cough and cold brand products are subject to seasonality. Moreover, since the Company expects to dedicate the majority of its sales force's efforts to Altocor, net sales of other Andrx brand products could be adversely affected in future periods. Andrx sold its Histex product line in June 2002.

         OTHER REVENUES

         In March 2002, Alpharma, for whom Andrx performs contract manufacturing, notified the Company that certain Epinephrine Mist products manufactured in Andrx's Massachusetts facility were recalled by Alpharma. Andrx is currently investigating this matter. Other revenues also include revenues generated by Andrx's Internet operations, primarily the POL web portal. For the 2001 Periods, other revenues include the then recurring license fees from Geneva from an agreement which was terminated in October 2001.

         COST OF GOODS SOLD

         In anticipation of future bioequivalent product launches, the Company continues to expand its manufacturing facilities and will continue to scale-up and build inventories of certain products which are yet to be launched and which are pending final FDA marketing approval and satisfactory resolution of patent infringement litigation. Andrx has experienced and in the near term will continue to experience inefficiencies at its Florida manufacturing facilities. These inefficiencies are driven by process inefficiencies that result in batch failures, as well as manufacturing personnel turnover, which requires extensive training time and slow manufacturing speeds. The facilities currently operate 24 hours a day, 7 days per week, which contributes to the inefficiencies and need for plant expansion. Andrx continues to focus on improving its pharmaceutical operations in Florida in an effort to optimize efficiency.

         In addition, as a result of the increased competition for the Company's bioequivalent version of Ventolin which continued during the 2002 Quarter, the Company experienced a decline in sales and gross margins and a decrease in production levels for this product in the 2002 Quarter. As a result, the Company incurred under utilized manufacturing capacities at its Massachusetts manufacturing facility, which are similarly included in cost of goods sold. The Company is taking measures to reduce certain levels of these under utilized manufacturing capacities and is exploring other alternatives for that operation.

         In attempting to project the demand for its products, the Company is required to consider various factors outside of its control. These factors include, among other things: the extent to which the Company anticipates having to initially fill all or a substantial part of the generic marketplace ("pipeline fill"); the presence or absence, degree and timing of competition; and additional or differing demand that may be created from the conversion of other products in the same therapeutic class or the conversion of products to over the counter (OTC).

         Although the Company believes its manufacturing facilities are capable of producing sufficient quantities of projected market demand for its current products, this capability is based on a 24-hour a day, 7-days a week production cycle, with minimal equipment failures and product rejections. Through much of 2002, besides the currently marketed products, the Company was concurrently working toward building launch quantities for two significant potential product candidates, bioequivalent versions of Prilosec and Wellbutrin SR/Zyban, which resulted in inefficiencies, equipment failures and rejection lots, and at times interrupted the Company's ability to fully meet the actual demand for certain of its products. Moreover, because the Company manufactures products which employ a variety of technology platforms, certain of its manufacturing capabilities may at times be constrained, while others may be underutilized. While the Company's near-term production plans do not include a bioequivalent version of Prilosec, as a result of the October 2002 adverse court decision, thereby decreasing the demand for the resources utilized by that technology platform, the Company may continue to at times have difficulty fulfilling the production of all of the market demand for its products and product candidates which utilize other technology platforms.

         As the Company's new products are produced, both for commercial marketing (particularly for those products in which the Company anticipates a pipeline fill or will otherwise enjoy marketing exclusivity), and for the production of clinical batches for new product candidates, certain aspects of the Company's existing facilities will be further strained.

         To address these limitations, the Company is currently: (i) evaluating the commercial viability of continuing to produce products that generate a relatively small amount of profit as compared to their utilization of resources, and may choose to forego or limit its manufacturing output of certain products, thereby allowing the Company to optimize its output and maximize its profitability; (ii) transferring production (or portions thereof) for certain products to third parties; (iii) renovating or acquiring additional facilities (anticipated to be completed in the first half of 2003); (iv) focusing its efforts on reducing batch failures caused by equipment failures and an inexperienced work force due to high employee turnover; (v) hiring additional senior and mid-level manufacturing operations personnel; (vi) increasing employee training and accountability; and (vii) continuing the implementation of a fully integrated JD Edwards enterprise resource planning system. In the aggregate, the Company believes these items will enhance production, quality, efficiencies, internal controls and, among other things, increase the precision of the costing of inventories. Until the Company's manufacturing facilities are expanded, and batch failures are reduced, the Company may have difficulty at times fulfilling all of the market demand for its products and product candidates.

         SG&A EXPENSES

         The Company's SG&A expenses are related to the level of sales and the sales product mix which includes distributed products, Andrx bioequivalent products and Andrx brand products. The Company anticipates that its SG&A expenses will continue to be significantly greater in 2002 than in 2001. That increase is primarily the result of additional operating expenses related to Andrx's Ohio distribution facility which commenced operations in September 2002, the existence of a brand sales force throughout 2002, increases in insurance premiums, increases in legal costs with respect to patent infringement and antitrust matters, expenses related to the Altocor launch and related sales force and promotional activity and increases in the allowance for doubtful accounts receivable.

         SG&A includes the Company's Internet operating expenses currently primarily related to its POL web portal operation. On July 31, 2002, Andrx entered into an agreement with Aventis' business unit, MyDocOnline, to sell the Dr. Chart and @Rx applications and license Andrx's patents for Internet transmission of prescriptions. Aventis also entered into a two-year marketing agreement with Andrx's POL web portal. As part of these transactions, Andrx expects to receive approximately $6.0 million through April 2004. The Company will continue to evaluate its POL web portal and other Internet assets in an effort to further streamline and consolidate such operations. The Company is also exploring other alternatives for its Internet businesses.

         The Company's brand sales effort commenced in January 2001 with the acquisition of approximately 90 sales representatives through the CTEX acquisition. As of September 30, 2002 the Company had approximately 300 sales representatives. The Company intends to increase the number of sales representatives to 450 by early 2003. The Company's sales force and planned promotional budget for 2002 are likely to be significantly less than those of its competitors.

         R&D EXPENSES

         Andrx currently plans to invest approximately $18 million in R&D in the fourth quarter of 2002, for a total of $52 million for the year ending 2002. Accordingly, planned R&D expenses will be higher during the fourth quarter of 2002 than in the previous quarters of 2002. Through September 30, 2002, Andrx submitted four ANDAs to the FDA. While none were submitted in the 2002 Quarter, Andrx recently submitted an ANDA for a controlled-release product, bringing its total to 30 ANDAs pending at the FDA. The Company anticipates submitting to the FDA an NDA for Metformin XT and five ANDAs during the balance of 2002.

         INCOME TAXES

         The Company believes its effective tax rate for 2002 will be approximately 35%, excluding the effect of the $7.2 million income tax benefit relating to the reversal of a valuation allowance on deferred tax assets.

         FOURTH QUARTER 2002

         Andrx's operating results for the fourth quarter of 2002 will continue to be highly dependent on its ability to manufacture and generate net sales of its bioequivalent versions of Cardizem CD and to a lesser extent Dilacor XR, the market acceptance of Altocor and whether Andrx launches significant additional bioequivalent products. Andrx plans to build its sales force to 450 representatives by early 2003 to support its brand product sales efforts and will increase SG&A and R&D in the fourth quarter of 2002. In the absence of the launch of significant additional bioequivalent products and income generated by the KUDCo agreement, the Company anticipates it could incur a fourth quarter 2002 net loss of $5 million to $10 million. If the Company is able to launch its bioequivalent version of Wellbutrin SR/Zyban in the 2002 fourth quarter, and depending on the timing and circumstances of such launch(es), the Company anticipates generating net income in the fourth quarter of 2002. The amount of income to be derived from the KUDCo agreement during the fourth quarter, if any, is unknown.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including but not limited to those related to the (i) allowance for doubtful accounts receivable, (ii) allowance for inventories, (iii) sales allowances, (iv) useful life or impairment of goodwill and other intangible assets, (v) deferred tax asset valuation allowances and (vi) litigation settlements accrual. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Unaudited Consolidated Financial Statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the failure of its customers to make required payments. As of September 30, 2002, the Company had $117.6 million in accounts receivables offset by an allowance for doubtful accounts of $15.2 million. Accounts receivable generated from the Company's distribution operations are principally due from independent pharmacies, pharmacy chains, pharmacy buying groups and physicians' offices. Accounts receivable generated from the Company's bioequivalent and brand product sales are principally due from a limited number of large warehousing pharmacy chains, wholesalers and large managed care customers. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, percentage of accounts receivable by aging category and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company also performs ongoing credit evaluations of its customers. If the financial conditions of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase to the allowance may be required. Also, should actual collections of accounts receivable be different than the Company's estimates included in the determination of its allowance, the allowance will be increased or decreased through charges or credits to the Consolidated Statements of Operations in the period in which they become known. If conditions change in future periods, additional allowances may be required. Such additional allowances could be significant.

ALLOWANCE FOR INVENTORIES

         As of September 30, 2002, the Company had $158.9 million in inventories, net. Inventories, net of pharmaceutical products consist primarily of finished goods held for distribution, and raw materials, work in process and finished goods of Andrx bioequivalent and brand products, net of applicable realization allowances. As of September 30, 2002, the Company had approximately $22.5 million in raw materials, work in process and finished goods inventories relating to bioequivalent products pending final FDA marketing approval and satisfactory resolution of patent infringement litigation primarily consisting of bioequivalent versions of Wellbutrin SR/Zyban and Tiazac. Inventories were stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution was based on purchase price, net of vendor discounts, rebates and other allowances, but excluded shipping, warehousing and distribution costs which were expensed as incurred as Selling, general and administrative expenses in the Statements of Operations. In evaluating whether inventory was stated at the lower of cost or market, management considered such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, provisions were made to reduce inventories to their net realizable value. If conditions change in future periods, additional allowances may be required. Such additional allowances could be significant.

SALES ALLOWANCES

         Sales allowances for estimated returns, chargebacks and other sales allowances are established by the Company concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including but not limited to, actual return and historical experience by product type, the number and timing of competitive products approved for sale, both historical and projected, the market for the product, estimated customer inventory levels by product and current and projected economic conditions, levels of competition and price declines. Actual product returns, chargebacks and other sales allowances incurred are dependent upon future events. The Company continually monitors the factors that influence sales allowances and makes adjustments to these provisions when management believes that actual product returns, chargebacks and other sales allowances may differ from established allowances. If conditions change in future periods, additional allowances may be required. Such additional allowances could be significant.

         In the pharmaceutical industry, the practice is generally to grant customers the right to return or exchange purchased goods. In the generic pharmaceutical industry, this practice has resulted in generic manufacturers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventories following decreases in the market price of the related generic pharmaceutical products. Due to the competitive nature of the generic pharmaceutical industry, prices to customers are subject to frequent and significant price declines from existing and new competitors. The determination to grant a credit to a customer following a price decrease is generally at the discretion of the Company, and generally not pursuant to contractual arrangements with customers. Accordingly, the Company makes significant accounting estimates, which include estimates of price declines and quantities shipped but still on customers' shelves before the products pull through the distribution channel. The Company accrues an estimate for the sales allowances in the same period the sale is recognized and continually reviews such estimates. If conditions change in future periods, additional allowances may be required. Such additional allowances could be significant.

         In connection with brand products, the Company's significant accounting estimates for sales allowances are dependent on the Company's ability to promote to physicians, create demand for products, pull products through the distribution channel and estimate returns, future levels of prescriptions for its products and the inventory levels in the distribution channel. It is a common practice in the pharmaceutical industry for brand manufacturers to offer customers buy-in allowances on initial purchases prior to promotion activities by the manufacturer. All purchases by customers are generally subject to the right of return or exchange as a result of there being a limited number of large customers. Accordingly, the Company is required to make significant accounting estimates related to such sales allowances, concurrently with the recognition of revenues, and continually reviews such estimates. The Company's policy is to recognize net sales to the extent it can reasonably estimate returns and products expected to be pulled through the distribution channel. The ability to make such estimates is more difficult when there is a high level of product in the distribution channel. If conditions change in future periods, additional allowances may be required. Such additional allowances could be significant.

USEFUL LIFE AND/OR IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

         Under the purchase method of accounting for acquisitions, goodwill represents the excess of purchase price over the fair value of the net assets acquired. As of September 30, 2002, the Company had $34.3 million of goodwill, net. Such goodwill was comprised of $7.7 million for Valmed Pharmaceuticals, Inc., $367,000 for Mediconsult and $26.3 million for CTEX. With the adoption of SFAS No. 142 in 2002, goodwill is subject to at least an annual assessment for impairment in value by applying a fair-value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. If conditions change in future periods, additional allowances may be required. Such additional allowances could be significant.

         Other intangible assets consisted of brand product rights purchased from other pharmaceutical companies or acquired through the allocation of purchase price upon the acquisition of another entity, which are being amortized over periods ranging from three to ten years. Other intangible assets also consisted of Cybear's physicians' network and trademarks, and patents relating to Cybear's electronic prescription process, which are being amortized over periods ranging from five to fourteen years. As of September 30, 2002, the Company had $24.4 million of other intangible assets, net which consisted primarily of $8.4 million of intangibles related to POL and $12.9 million of intangibles related to product rights for the Entex product line and $1.8 million related to product rights for the Anexsia product line. Management established the amortization period based on an estimate of the period the assets would generate positive cash flow. Amortization was provided using the straight-line method over the estimated useful life. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. If conditions change in future periods, additional allowances may be required. Such additional allowances could be significant.

DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE

         The Company recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. During the second quarter of 2002, the Company recorded a $7.2 million reversal of a valuation allowance on deferred tax assets relating to certain net operating loss carryforwards. As of September 30, 2002 the Company had $38.1 million of deferred income tax assets, net. Should the Company determine it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset by recording a valuation allowance would be charged to operating results in the period such determination was made. Such valuation allowance could be significant.

LITIGATION SETTLEMENTS ACCRUAL

         Andrx and Aventis entered into a binding settlement with the direct purchaser class of plaintiffs in the Cardizem CD antitrust litigation that is pending for multidistrict proceedings in the U.S. District Court for the Eastern District of Michigan. The binding settlement, which is subject to final court review and approval, calls for a cash payment by Andrx and Aventis to this group in an undisclosed amount. As a result of the mediation which occurred in the second quarter of 2002, Andrx anticipated potentially reaching settlements with all of the plaintiffs in the related litigations. Consequently, the Company recorded an estimated litigation settlements charge of $60.0 million. The $60.0 million litigation settlements accrual is an estimate based upon management's judgement including representations received from outside counsel. Such estimate will be reviewed periodically. Andrx intends to vigorously litigate any of these cases that cannot be settled on a reasonable basis. If conditions change in the future periods, the Company may need to increase or decrease its litigation settlements accrual. Such additional accrual could be significant.

RECENT ACCOUNTING PRONOUNCEMENTS

         GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" which was effective for the company beginning January 1, 2002. Adoption of SFAS No. 142 in 2002 resulted in the discontinuance of the Company recording approximately $3.2 million of annual goodwill amortization in future periods. Additionally, the results of the required impairment test also indicated that the Company's goodwill is not impaired.

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

         LONG-LIVED ASSETS

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of the provisions of SFAS No. 144 in 2002 did not have a material impact on the consolidated financial statements of the Company.

         CONSIDERATION BY A VENDOR TO A CUSTOMER

         In November 2001, the Emerging Issues Tasks Force ("EITF") issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)". This pronouncement addresses the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller). This pronouncement is effective for annual or interim periods beginning after December 15, 2001. Adoption of the provisions of EITF 01-09 in 2002 did not have a material impact on the consolidated financial statements of the Company.

         COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of the pronouncement require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)", which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 require that the initial measurement of a liability be at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. Andrx plans to adopt the provisions of SFAS No. 146 effective December 31, 2002 and does not expect that its adoption will have a material impact on the consolidated financial statements of the Company.

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART I


ITEM 4.  CONTROLS AND PROCEDURES

        (a) An evaluation was performed under the supervision and with the participation of Andrx's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of Andrx's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, Andrx's management, including the CEO and CFO, concluded that Andrx's disclosure controls and procedures were effective.

        (b) Since the date of the evaluation, there have been no significant changes in Andrx's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         See Notes 4 and 11 to the "Notes to Unaudited Consolidated Financial Statements of Andrx Corporation" included in Part 1 Item 1 of this report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                 99.1     Certification of Chief Executive Officer
                 99.2     Certification of Chief Financial Officer

         (b)      Reports on Form 8-K

         On October 15, 2002, Andrx filed a current report on Form 8-K announcing the decision of the United States District Court for the Southern District of New York in the consolidated trial of Astra and four generic pharmaceutical manufacturers, including Andrx.

         On October 31, 2002, Andrx filed a current report on Form 8-K announcing its financial results for the third quarter of 2002.

                                   SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2002       By: /s/ RICHARD J. LANE
                                  --------------------------------------------
                              Richard J. Lane
                              Chief Executive Officer
                              (Principal Executive Officer)


Date: November 14, 2002       By: /s/ ANGELO C. MALAHIAS
                                  --------------------------------------------
                              Angelo C. Malahias
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS



I, Richard J. Lane, certify that:


1.       I have reviewed this quarterly report on Form 10-Q of Andrx
         Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                                /s/ RICHARD J. LANE
                                                -------------------------------
                                                Richard J. Lane
                                                Chief Executive Officer

                                 CERTIFICATIONS


I, Angelo C. Malahias, certify that:


1.       I have reviewed this quarterly report on Form 10-Q of Andrx
         Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                            /s/ ANGELO C. MALAHIAS
                            -------------------------------------------------
                            Angelo C. Malahias
                            Senior Vice President and Chief Financial Officer