Form 10-K
period 2002-12-31
ANDRX CORP /DE/
filed 2003-03-31
CIK 1123337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2002

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _______________ to _______________

                          Commission File No. 000-31475

                                ANDRX CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                65-1013859
 ----------------------------------        ------------------------------------
 (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
  of Incorporation or Organization)

         4955 ORANGE DRIVE
          DAVIE, FLORIDA                                33314
----------------------------------------   ------------------------------------
(Address of Principal Executive Offices)             (Zip Code)


                                 (954) 584-0300
               --------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
         ANDRX CORPORATION - ANDRX GROUP COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

        RIGHTS TO PURCHASE SERIES A JUNIOR PARTICIPATING PREFERRED STOCK
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ X ] No [ ]

As of June 28, 2002, the aggregate market value of Andrx common stock held by non-affiliates (based on the closing price on June 28, 2002 as reported on the Nasdaq National Market) was approximately $1.7 billion.

There were 71,785,900 shares of Andrx common stock outstanding as of March 21, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2003 annual meeting of stockholders.


================================================================================

         As used in this Form 10-K, "Andrx Corporation," "Andrx," or the "Company" refers to Andrx Corporation and all of its subsidiaries taken as a whole. "Management" and "board of directors" refer to the management and board of directors of Andrx Corporation.

         This Form 10-K contains trademarks held by Andrx and third parties. Andrx's trademarks, including licensed trademarks, contained within this report include: Altocor(TM), Anda Connect(TM), Andanet(TM), Anexsia(R), Cartia XT(TM), Diltia XT(R), Embrex(R), Entex(R), Metformin XT(TM), SCOT(TM), and Taztia(TM) XT. The trademarks used in this report held by third parties include:
Advicor(R), Cardizem(R) CD, Claritin(R), Dilacor XR(R), Glucophage(R), Glucotrol(R), K-Dur(R), Lipitor(R), Mevacor(R), Naprelan(R), Nolvadex(R), Oruvail(R), Pepcid(R), Prozac(R), Pravochol(R), Prilosec(R), Tiazac(R), Trental(R), Tylenol(R), Ventolin(R), Wellbutrin SR(R), Zocor(R), and Zyban(R).

         Andrx's Internet website address is www.andrx.com. Andrx's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge on its website, as soon as reasonably practicable after such material is electronically filed with the U.S. Securities and Exchange Commission. Andrx's Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K or any other SEC filings.

         FORWARD LOOKING STATEMENTS

         Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by or on behalf of Andrx that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "to," " plan," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, the Company's dependence on a relatively small number of products, licensing revenues, the timing and outcome of litigation and future product launches, government regulation, competition, and manufacturing results. Andrx is also subject to other risks detailed herein, including those under the heading Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report or detailed from time to time in Andrx Corporation's other SEC filings.

         Readers are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. Andrx undertakes no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

                                     PART I

         ITEM 1. BUSINESS

         OVERVIEW

         Andrx develops and commercializes:

 o bioequivalent versions of controlled-release brand name pharmaceuticals, using its proprietary drug delivery technologies,

 o bioequivalent versions of specialty, niche and immediate-release pharmaceutical products, including oral contraceptives, and

 o brand name or proprietary controlled-release formulations of existing immediate-release or controlled-release drugs where it believes that the application of Andrx's drug delivery technologies may improve the efficacy or other characteristics of those products.

         In its bioequivalent program, Andrx currently manufactures and sells bioequivalent versions of Cardizem CD, Dilacor XR, Ventolin, Glucophage, K-Dur and Naprelan. In its brand program, Andrx sells and markets Altocor, its first internally developed brand product, as well as brand products it has acquired or licensed from third parties. Andrx also distributes pharmaceutical products manufactured by third parties, primarily generics, to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and to a lesser extent physicians' offices.

         Controlled-release drug delivery technologies generally provide more consistent and appropriate drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects by releasing drug dosages at specific times and in specific locations in the body. These technologies also allow for the development of "patient friendly" dosage forms, which more conveniently reduce the number of times a drug must be taken, thus improving patient compliance.

         In its bioequivalent pharmaceutical business, Andrx currently manufactures and sells the following bioequivalent products:

      ANDRX BIOEQUIVALENT PRODUCT                           BRAND PRODUCT
      ---------------------------------------------      -------------------
      Cartia XT (Diltiazem ER)                             Cardizem CD
      Diltia XT (Diltiazem ER)                             Dilacor XR
      Albuterol Metered Dose Inhaler                       Ventolin
      Metformin Hydrochloride                              Glucophage
      Naproxen Sodium ER                                   Naprelan
      Potassium Chloride ER                                K-Dur


         Andrx also sells bioequivalent Pentoxifylline and Ketoprofen products, which are bioequivalent versions of Trental and Oruvail, respectively. Andrx developed and sells these products as part of its ANCIRC joint venture.

         Andrx also has distribution operations, Anda and Valmed (also known as VIP), which purchase primarily generic pharmaceuticals manufactured by third parties and sell them primarily to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and, to a lesser extent, physicians' offices. These distribution operations utilize telemarketing sales representatives, and are also used for the marketing of Andrx's and its collaborative partners' bioequivalent products.

SEPTEMBER 2000 EQUITY REORGANIZATION AND MAY 2002 CONVERSION

         On September 7, 2000, Andrx completed a reorganization whereby it acquired the outstanding equity of its Cybear Inc. subsidiary that it did not own, reincorporated in Delaware, and created two new classes of common stock:
(i) Andrx common stock to track the performance of the Andrx Group, which then included Andrx Corporation and its subsidiaries, other than its ownership of the Cybear Group and (ii) Cybear common stock to track the performance of the Cybear Group. Cybear Group then included (i) Cybear Inc. and its subsidiaries, (ii) certain potential future Internet businesses of Andrx Corporation, and (iii) certain operating assets of AHT Corporation. Mediconsult.com, Inc. and its subsidiaries were added to the Cybear group following Andrx's acquisition by merger of Mediconsult.com, Inc. in April 2001.

         On May 17, 2002, each share of Cybear Group common stock was converted into 0.00964 of a share of Andrx common stock, resulting in the issuance of approximately 65,000 shares of Andrx common stock. The conversion ratio included a 25% premium on the value of Cybear common stock, as provided by the terms of Andrx's Certificate of Incorporation. Subsequent to the conversion, Andrx has only one class of common stock outstanding.

BUSINESS STRATEGY

         Andrx intends to grow its business through internal research and development, brand sales and marketing efforts, strategic alliances and selected-acquisitions and dispositions.

         RESEARCH AND DEVELOPMENT

         Andrx's research and development efforts are focused on developing bioequivalent and brand products using its proprietary drug delivery technologies, as well as specialty, niche and immediate-release products. Total research and development expenses were approximately $51.5 million, $52.8 million and $45.5 million in 2002, 2001 and 2000, respectively. Andrx anticipates that research and development expenses will increase to approximately $60 million during 2003, due to continued spending in research and development of bioequivalent and brand products. Andrx currently expects that research and development expenses in 2003 will be allocated approximately 50% to bioequivalent products and 50% to brand products. However, this allocation and the total research and development expenses will be periodically evaluated during 2003 to take into consideration, among other things, Andrx's level of profitability and cash flows.

         BRAND SALES AND MARKETING STRATEGY

         Through the 2003 first quarter, Andrx has an in-house sales force of approximately 425 sales representatives and related infrastructure to support and manage Andrx's brand sales and marketing efforts. Andrx's sales force currently focuses its efforts on promoting Andrx brand name products to primary care physicians. These efforts are supplemented by telemarketing and direct mail, promotion to pharmacy benefit managers (PBMs) and Managed Care Organizations (MCOs), as well as through various advertising and other marketing initiatives. Andrx is also considering acquiring or licensing additional brand products for its sales force to promote, and entering into co-promotion arrangements with respect to its or other companies' products.

         STRATEGIC ALLIANCES AND SELECTED ACQUISITIONS AND DISPOSITIONS

         Andrx intends to consider and, as appropriate, enter into strategic alliances with other companies to, among other things, co-develop, manufacture, promote and/or co-promote brand product candidates or products, to distribute bioequivalent or brand pharmaceuticals, to license or acquire other product candidates or products, to acquire complementary businesses. Andrx believes that its drug delivery technologies offer potential partners with improved drug efficacy as well as with the opportunity to enhance the commercial value of their existing products by extending the product's life cycle, or creating combination products or new drug candidates. Andrx also intends to periodically consider and potentially dispose of certain aspects of its businesses which are no longer a part of its core operations.

         DISTRIBUTION OPERATIONS

         Andrx continues to expand its distribution operations, which primarily distributes generic pharmaceuticals manufactured by third parties and for its own bioequivalent products. Net sales from distributed products were approximately $534.6 million, $495.2 million and $329.1 million in 2002, 2001 and 2000, respectively. In September 2002, Andrx opened a 355,000 square foot distribution facility in Columbus, Ohio, which Andrx believes will create additional distribution opportunities nationally. In February 2003, approximately 60% of the distribution volume was shipped out of Weston, Florida, while approximately 40% of the distribution volume was shipped out of the Ohio facility.

SIGNIFICANT DEVELOPMENTS IN 2002

         In January 2002, the U.S. Food and Drug Administration approved the marketing of Andrx's Abbreviated New Drug Application (ANDA) for metformin hydrochrloride (HCl) immediate release tablets, which is bioequivalent to Bristol-Myers Squibb Company's, brand name product, Glucophage, and is used as a treatment to control hyperglycemia in patients with Type 2 diabetes.

         In February 2002, the U.S. District Court for the Southern District of Florida issued an order granting Andrx's motion for summary judgment of non-infringement with regard to Andrx's bioequivalent versions of Wellbutrin SR and Zyban. Wellbutrin SR, currently marketed by GlaxoSmithKline is a bupropion hydrochloride extended-release tablet marketed for the treatment of depression. Zyban, also marketed by Glaxo, is a bupropion hydrochloride extended-release tablet prescribed for the cessation of smoking. Glaxo appealed the District Court's decision and in December 2002, an oral argument was heard. The appeal is pending.

         In April 2002, FDA approved the marketing of Andrx's ANDA for potassium chloride extended release tablets. Potassium chloride is bioequivalent to Schering-Plough Corporation's brand product, K-Dur, which is a potassium supplement typically used in association with treatments for cardiovascular disease.

         In May 2002, Andrx converted its Cybear common stock into Andrx common stock as described under "September 2000 Equity Reorganization and May 2002 Conversion" above.

         In June 2002, Richard J. Lane joined Andrx as its Chief Executive Officer and a director. Upon Mr. Lane's appointment as CEO, Elliot F. Hahn, PhD. relinquished his position as CEO and became the Company's Chairman of the Board, and Alan P. Cohen and Chih-Ming Chen, Ph.D. resigned as directors and as Co-Chairmen of Andrx's board of directors. Mr. Cohen and Dr. Chen had resigned as Andrx officers in 2001.

         In June 2002, FDA granted Andrx final marketing approval for Andrx's New Drug Application for Altocor, Andrx's proprietary, extended-release, cholesterol-lowering lovastatin and its first internally developed brand product. Andrx began marketing and promoting Altocor in July 2002.

         In July 2002, Andrx and Aventis Pharmaceuticals, Inc. entered into a preliminary settlement with the direct purchaser class of plaintiffs in the Cardizem CD antitrust litigation that is pending in multidistrict proceedings in the U.S. District Court for the Eastern District of Michigan. In anticipation of this settlement and potential settlements with all other plaintiffs in the consolidated litigations, Andrx recorded an estimated litigation settlements charge of $60 million in the second quarter of 2002. The court granted final approval of the settlement between Andrx, Aventis and the direct purchaser class in November 2002. In January 2003, Andrx and Aventis entered into a settlement agreement with the indirect purchaser class of plaintiffs, as well as the state attorney generals for all 50 states, the District of Columbia and Puerto Rico. The settlement with the indirect purchaser class is subject to court approval.

         In July 2002, Andrx and Biovail Corporation entered into a settlement agreement resolving with prejudice all pending litigation and disputes between the two companies relating to Biovail's Cardizem CD and Tiazac and Andrx's bioequivalent versions of these products, Cartia XT and Taztia XT. As part of the settlement, Andrx agreed to pay a royalty based on net sales of Taztia XT and Biovail agreed, among other things, to provide Andrx with the right to manufacture and market its Taztia XT product free of any and all claims of patent infringement that Biovail now has or hereafter acquires. The settlement agreement excluded the patent owned by Dov Pharmaceuticals, Inc. to the extent Biovail divests its rights to that patent. Additionally, the settlement agreement provided a dispute resolution mechanism for any future issues which may arise between Andrx and Biovail for a five-year period.

         In August 2002, Andrx sold its Dr. Chart and @Rx applications and entered into a two-year marketing agreement with Aventis for the use of its Physicians' Online (POL) web portal. The agreement calls for the payment of at least $6.0 million to Andrx over a two-year period.

         In August 2002, Andrx management learned that an employee had made numerous improper entries that affected its customers' balances and their agings in its accounts receivable records and, accordingly, the adequacy of Andrx's allowance for doubtful accounts receivable. After extensive investigation and analysis, including discussions with certain customers regarding past due amounts, management determined that Andrx's provision for doubtful accounts receivable (included in selling, general and administrative expenses) relating to the period from January 1, 1999 through December 31, 2001 was understated by an aggregate of approximately $4.0 million. After consideration of all of the facts and circumstances, Andrx recognized the full amount of the prior period misstatement in the second quarter of 2002.

         In August 2002, FDA approved the marketing of Andrx's ANDA for naproxen sodium (500 mg strength), which is bioequivalent to Elan Corporation's brand product, Naprelan, and is used as a non-steroidal anti-inflammatory drug.

         In September 2002, the FDA approved an additional indication for Altocor, to reduce the risk of heart attack, unstable angina and coronary revascularization procedures in women and men.

         In September 2002, Andrx opened a 355,000 square foot distribution facility in Columbus, Ohio.

         In October 2002, the Southern District of New York ruled that two patents belonging to AstraZeneca's plc were valid, that the bioequivalent versions of Prilosec developed by Andrx, and two other companies, infringe those patents, and that the bioequivalent version developed by Kremers Urban Development Company (KUDCo), does not infringe the asserted claims of those patents. As a result of this decision, which Andrx has appealed, Andrx recorded a charge of approximately $41 million, related to work-in-process, finished goods and raw material inventories for its bioequivalent version of Prilosec.

         In November 2002, Andrx relinquished its 180-day marketing exclusivity rights to the 10 mg and 20 mg strengths of omeprazole and entered into an agreement with KUDCo and Genpharm, Inc., which accelerated the ability of KUDCo to receive final FDA marketing approval for its 10 and 20 mg versions of omeprazole. Under the agreement, KUDCo will share a percentage of its net profits, as defined in the agreement, with each company's share reducing from 15% to 9% to 6.25% over a period of time, based on a number of factors. KUDCo launched its bioequivalent Prilosec on December 9, 2002 and Andrx's share of KUDCo's net profits was $16.6 million for the month ended December 31, 2002.

         In December 2002, Andrx submitted its second internally developed New Drug Application (NDA) filing for Metformin XT, an extended-release tablet form of metformin in two dosage strengths (500 mg and 1000 mg), utilizing Andrx's proprietary Single Composition Osmotic Tablet System (SCOT) technology to provide once-daily dosing. Andrx is seeking approval to market Metformin XT for the control of blood sugar in patients with Type 2 diabetes. The product will compete in the oral anti-diabetic category. FDA accepted Metformin XT for filing in February 2003.

         During the second half of 2002, Andrx began evaluating and in December 2002 determined that it would not commit additional resources to, and made an evaluation of the goodwill and intangible assets and other operations for certain of its non-core operations, including its Massachusetts aerosol manufacturing facilities and its POL Internet assets. As a result, in the 2002 fourth quarter, Andrx recorded a $10.7 million charge related to an excess facilities lease, related leasehold improvements, excess aerosol product inventories, equipment and severance at its Massachusetts aerosol manufacturing facilities, and a $7.8 million charge related to the impairment of goodwill and intangible assets for the physician's network and trademarks established during the Mediconsult.com, Inc. acquisition. Andrx is pursuing alternatives for its Massachusetts aerosol manufacturing operations and its POL Internet assets and decided in the first quarter of 2003 to pursue, among other things, a possible sale of such non-core operations.


         In December 2002, Andrx purchased an approximate 500,000 square foot manufacturing facility in Morrisville, North Carolina for approximately $28 million. This facility primarily will be used for manufacturing and related quality assurance and quality control operations.

         In December 2002, Andrx established a four-year secured revolving line of credit facility of up to $185 million in order to provide an additional source of funds.

         Additionally, throughout 2002, Andrx received a number of tentative approvals from FDA (which have not received final marketing approval through March 26, 2003), including bioequivalent versions for Glucophage XR in April 2002 and Claritin Reditabs in November 2002.

         In February 2003, Andrx received FDA final marketing approval of its bioequivalent version of Schering-Plough's Claritin-D 24 with 180 days of marketing exclusivity.

         PRODUCT DEVELOPMENT AND COMMERCIALIZATION

         Andrx's future results of operations will depend in part upon its ability to develop and successfully commercialize new brand and bioequivalent pharmaceutical products in a timely manner. These new products must be continually developed, tested and manufactured. In addition, they must meet regulatory standards and receive regulatory approvals (See "REGULATION - PHARMACEUTICALS"). The development and commercialization process is time-consuming and costly. If products that Andrx develops cannot be timely or successfully launched, Andrx's operating results could be adversely affected.

         RESEARCH AND DEVELOPMENT EFFORTS

         Andrx devotes significant resources to product research and development. Andrx's total research and development expenses were approximately $51.5 million, $52.8 million and $45.5 million, in 2002, 2001 and 2000, respectively. Research and development expenses for bioequivalent development activities include, among other things, personnel costs, overhead costs, costs paid to laboratories for conducting bioequivalence studies and costs for raw materials used in developing the products. Brand research and development expenses include, among other things, personnel costs, overhead, professional services, filing fees and costs of raw materials, but primarily include the cost of laboratory services, clinical investigators and clinical research organizations that are responsible for conducting the clinical trials required to support a product application with FDA and preparing the NDAs. Brand research and development expenses also include milestones to Geneva Pharmaceuticals, Inc. pursuant to an agreement between the companies. Andrx anticipates that research and development expenses will increase to approximately $60 million during fiscal 2003, due to continued spending in research and development of bioequivalent and brand products. Andrx currently expects that research and development expenses in 2003 will be allocated approximately 50% to bioequivalent products and 50% to brand products. However, this allocation and the total research and development will be periodically evaluated during 2003 to take into consideration, among other things, Andrx's level of profitability and cash flows.

         BIOEQUIVALENT PHARMACEUTICALS

         In its bioequivalent operations, Andrx applies its proprietary technology processes and formulations to develop a product that will reproduce the brand product's physiological characteristics (i.e., the rate and extent of absorption into the bloodstream), but not infringe upon the patents of the brand owner or other innovator of the NDA. In connection with this process, Andrx conducts studies to establish that its product is bioequivalent to the brand product, and obtains legal advice that its product does not infringe the NDA owner's or the innovator's patents or that such patents are invalid or unenforceable. FDA approval is required before a bioequivalent version of a previously approved drug or certain new dosage forms of an existing drug can be marketed. Approval for such products generally is sought using an ANDA. Certain clinical studies are not required in support of an ANDA, although in most cases bioavailability and bioequivalence studies must be conducted. Bioavailability indicates the rate of absorption and levels of concentration of a drug in the blood stream. Bioequivalence compares the bioavailability of one drug product with another and, when established, indicates that the rate of absorption and levels of concentration in the body are substantially equivalent to the previously approved reference drug. An ANDA may be submitted for a drug product on the basis that it is the equivalent of a previously approved drug product or, in the case of a new dosage form, that it is suitable for use for the indications specified without the need to conduct additional safety or efficacy testing. If some of Andrx's drugs do not qualify for FDA ANDA approval, as may be the case with certain of Andrx's controlled-release formulations, Andrx may be required to proceed under the approval process typically associated with brand products.

         As more particularly described below, in "REGULATION - PHARMACEUTICALS-ANDA PROCESS," the law provides a complex, time-consuming and litigious process for bringing to market bioequivalent versions of brand products, which are covered by existing patents. If the ANDA applicant is the first to successfully file an application for such bioequivalent product and provide appropriate notice to the FDA, the NDA holder and all patentees, the FDA may award that applicant a 180-day period of marketing exclusivity against other companies that subsequently file ANDAs for that same product. Andrx believes this period of marketing exclusivity can provide an opportunity for the successful patent challenger to build its market share, to recoup the expense of the lawsuit and to realize greater profit margins, and in some cases, to gain value by relinquishing or transferring this marketing exclusivity right to others. In addition, once that exclusivity period has lapsed, Andrx believes that the marketer of the first commercialized product may more effectively defend its market share position against future competition. Andrx's ability to secure the benefit of this exclusivity period, however, depends on a variety of factors beyond Andrx's control, such as whether the brand product will also be marketed, either before or during such exclusivity period, as a bioequivalent product, the relative dates of filing of ANDAs, the speed and results of litigation involving other ANDA filers, and proposed changes or litigation resulting in changes in FDA regulations which may, for certain ANDA filings, decrease the value of the exclusivity period. Therefore, even if Andrx qualifies for this market exclusivity for a particular product, Andrx may not be able to benefit from some or any of the 180-day periods.

         Andrx has been sued for patent infringement on many of the products for which Andrx has filed ANDAs. See "PATENT INFRINGEMENT LITIGATION" for a discussion of this litigation.

    Andrx manufactures and sells bioequivalent versions of the following products that it has developed:

Dilacor XR        In October 1997, Andrx received FDA approval and
                  commenced selling Diltia XT, its bioequivalent version of Dilacor XR. Dilacor XR is used for the treatment of hypertension and chronic stable angina and is currently being marketed by Watson. Besides Andrx, there currently are three competitors for this bioequivalent product.

Cardizem CD       In July 1998, Andrx received FDA approval to sell its
                  bioequivalent version of Cardizem CD. Cardizem CD is used for the treatment of hypertension and chronic stable angina and is currently being marketed by Biovail. In June 1999, Andrx commenced selling Cartia
                  XT, a reformulated version of Andrx's bioequivalent version of Cardizem CD. Besides Andrx, there are currently two competitors for this bioequivalent product.

Ventolin Andrx acquired Albuterol MDI, a bioequivalent version of Ventolin in March 2001. Ventolin is used to treat asthma and is currently being marketed by Glaxo. Besides Andrx, there are currently three other manufacturers of this bioequivalent product.

Glucophage        In January 2002, Andrx received FDA approval and
                  commenced selling metformin HCL, its bioequivalent version of Glucophage. Glucophage is used in the management of Type 2 diabetes and is currently being marketed by Bristol-Myers. Besides Andrx, there are numerous other competitors for this bioequivalent product.

K-Dur In April 2002, Andrx received FDA approval and commenced selling potassium chloride extended release tablets, its bioequivalent version of K-Dur. K-Dur is used as a potassium supplement in association for treatments of cardiovascular disease and is currently being marketed by Schering-Plough. Besides Andrx, there are currently three competitors for this bioequivalent product.

Naprelan In August 2002, Andrx received FDA approval for the 500 mg strength of naproxen sodium extended release tablets, its bioequivalent version of Naprelan. Naprelan is used for the treatment of pain caused by arthritis, osteoporosis and other inflammatory conditions and is currently being marketed by Elan. Besides Andrx, there are currently no competitors for this bioequivalent product. Andrx began selling this product in September 2002.

         In early 2003, Andrx received FDA final marketing approval for acetaminophen and codeine phosphate, the generic equivalent of Tylenol with Codeine currently marketed by Ortho-McNeil Pharmaceutical, Inc. Acetaminophen and codeine phosphate is used for the relief of mild or moderate pain. Andrx expects to begin selling this product in 2003. There are numerous competitors for this product. Also in early 2003, Andrx received FDA final marketing approval for an ANDA through a suitability petition of a different concentration of acetaminophen and codeine phosphate, which has no corresponding brand equivalent.

         In February 2003, Andrx received final marketing approval for tamoxifen citrate, the bioequivalent version of Astra's Nolvadex tablets. Andrx decided not to launch the product at that time.

         Andrx also manufactures and sells a bioequivalent version of Oruvail, which was developed through Andrx's ANCIRC joint venture with Watson and is used for the treatment of patients with rheumatoid arthritis and osteoarthritis. Also part of ANCIRC is a bioequivalent version of Trental manufactured by Watson, and developed and sold by Andrx, which is used for the treatment of intermittent claudication. Besides Andrx, there are currently two competitors for the bioequivalent version of Oruvail and five competitors for the bioequivalent version of Trental.

         The Andrx bioequivalent products described above are sold principally through Andrx's internal sales team primarily to warehousing pharmacy chains, wholesalers, large managed care customers and selected government agencies. This sales effort is complemented by Andrx's distribution operations, which distribute Andrx's and other bioequivalent manufacturers' products primarily to independent pharmacies, non-warehousing pharmacy chains and buying groups. Securing and maintaining these customers for bioequivalent products is highly competitive, and requires high service levels. Significant price declines often result from current and/or new competitors attempting to obtain market share. Moreover, as a few warehousing pharmacy chains, wholesalers and managed care customers control a large share of this market, Andrx's business may be adversely affected by the loss of any of its customers.

         In 2002, Andrx received three FDA final marketing approvals and four tentative FDA marketing approvals for bioequivalent products. Andrx submitted 11 ANDAs to the FDA in 2002 and currently has in excess of 30 ANDAs pending at FDA. Though Andrx generally will not comment on the nature and status of its pending ANDAs for competitive and strategic reasons, certain ANDA filings are publicly known as a result of the patent infringement litigation that ensued or other reasons. These include Andrx's ANDAs for bioequivalent versions of Tiazac, for which Andrx believes it is entitled to a 180-day period of marketing exclusivity, Wellbutrin SR, for which Andrx believes it is entitled to a 180-day period of marketing exclusivity on the 150 mg strength, Zyban, for which Andrx believes it is entitled to a 180-day period of marketing exclusivity, Glucotrol XL, for which Andrx believes it is entitled to a 180-day period of marketing exclusivity on the 10 mg strength, Claritin-D 12, Claritin Reditabs, Glucophage XR, Paxil and Remeron.

         OTHER BIOEQUIVALENT PRODUCTS

         Andrx received FDA final marketing approval of its bioequivalent version of Prilosec in November 2001, but chose not to market its product while the patent infringement litigation involving that product was continuing. In October 2002, the U.S. District Court for the Southern District of New York ruled that Astra's patents (Nos. `505 and `230) were valid and that Andrx's bioequivalent version of Prilosec infringes those patents. The court also determined that the Genpharm and Cheminor Drugs, LTD products infringe those patents and that the KUDCo product does not. This court decision is being appealed. In November 2002, Andrx entered into an agreement with KUDCo and Genpharm whereby Andrx and Genpharm relinquished their 180-day marketing exclusivity rights to the 10 mg and 20 mg strengths of omeprazole and thereby accelerated the ability of KUDCo to receive final FDA marketing approval for its 10 mg and 20 mg omeprazole products. Andrx retained its 180-day marketing exclusivity rights with respect to the 40 mg strength of omeprazole.

         See "PATENT INFRINGEMENT LITIGATION" for a more detailed discussion of the pending patent litigation and Andrx's and other parties' exclusivity rights.

         BIOEQUIVALENT PRODUCT PIPELINE

         Andrx is continually evaluating potential bioequivalent product candidates. Though such products have historically been controlled-release products, utilizing Andrx's drug delivery technologies, Andrx is also developing specialty, niche and immediate-release pharmaceutical products including oral contraceptives in an effort to broaden its product line.

         CUSTOMER ARRANGEMENTS

         Consistent with generic industry practice, Andrx has a return policy that allows customers to return its product for a variety of reasons. Andrx may also provide credits, known as shelf stock adjustments, to its customers for decreases that Andrx makes to the selling price of its product, in an amount approximating the decrease in the value of the inventory owned by its customers as of the date of that price reduction. Andrx also has indirect customer arrangements, whereby those customers purchase Andrx products at prices negotiated with Andrx, but obtains those products through wholesalers they independently select. In these transactions, Andrx provides a chargeback or credit to the wholesaler in an amount equal to the difference between its invoice price to the wholesaler and the contract price for the indirect customer. Andrx has from time to time entered into long-term supply agreements with certain customers related to its bioequivalent products.

         BRAND NAME PHARMACEUTICALS

         Andrx is researching and developing controlled-release brand name pharmaceuticals, by applying its proprietary drug delivery technologies to existing immediate-release and controlled-release drugs. Andrx believes that the application of its drug delivery technologies will improve the characteristics of these products, for example, by decreasing undesired side effects, improving performance or reducing the frequency of administration. Andrx's research and development activities may also lead to approval of new therapeutic indications. In selecting its product candidates, Andrx primarily focuses on high sales volume pharmaceuticals that will lack patent protection for the active drug at the time Andrx plans to market the product. Andrx is continually evaluating potential product candidates for this program. Andrx also markets brand name immediate-release products that have been acquired or in-licensed from third parties.

         Andrx formulates and develops brand name products on its own and uses contract research organizations to conduct and manage clinical studies and prepare NDAs. These potential products generally require Andrx to file an Investigational Drug Application (IND) with FDA before commencing clinical trials and an NDA in order to obtain FDA approval. Andrx believes that the
Section 505(b)(2) NDA approval process is simpler than that typically associated with most NDAs for new chemical entities because Andrx's development efforts involve chemical entities that have been previously approved by FDA. Andrx may receive certain marketing exclusivity rights for a controlled-release product Andrx develops in its NDA program. Conversely, marketing exclusivity rights awarded to another product may delay approval of Andrx's NDA.

             Andrx has submitted NDAs for the following products:

 Altocor Andrx received FDA marketing approval for Altocor, its first internally developed brand product, in June 2002 and began promoting and launching this product in July 2002. Altocor is an extended-release lovastatin tablet and is indicated as an adjunct to diet for the reduction of elevated total-cholesterol, LDL cholesterol, Apolipoprotein B, triglycerides, and to increase HDL cholesterol in patients with primary hypercholesterolemia. In September 2002, FDA granted final approval for an additional indication of Altocor for the primary prevention of coronary heart disease in patients without symptomatic cardiovascular disease who have average to moderately elevated total cholesterol and LDL-cholesterol and below average HDL-cholesterol. Following the approval of the additional indication, Altocor is now indicated to reduce the risk of heart attack, unstable angina and coronary revascularization procedures in these patients. Altocor belongs to a class of drugs known as statins.

                  As a new dosage form, Altocor has received a three-year period of market exclusivity, preventing approval of certain competing extended-release lovastatin tablets until at least June 2005. Andrx has listed two patents for Altocor in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, the earliest of which expires in December 2017. Additional patent applications are pending that may provide further patent protection for Altocor. Statin products had approximately $12.5 billion in U.S. sales in 2002, including sales of Lipitor, Zocor, Pravachol and Mevacor. Andrx currently has a Marketing Authorization Application under review to enable Altocor to be marketed in the European Union.

 Metformin XT     Submitted in December 2002, FDA accepted Andrx's second
                  internally developed NDA, Metformin XT for filing in February
                  2003. The Metformin XT NDA covers an extended-release tablet form of metformin in two dosage strengths (500 mg and 1000 mg), which utilizes Andrx's patented and proprietary SCOT technology to provide once-daily dosing. Andrx is seeking approval to market Metformin XT for the control of blood sugar in patients with Type 2 diabetes. Approval is being sought both as monotherapy, in conjunction with diet and exercise, and as combination therapy, in conjunction with insulin and sulfonylurea.

                  Bristol-Myers markets metformin as an
                  immediate-release tablet and in October 2000 received FDA marketing approval for a once-a-day metformin product, Glucophage XR. Glucophage XR was granted "new dosage form" marketing exclusivity for a period of three years. Depending upon how FDA interprets the exclusivity covering Glucophage XR, the agency may not be able to approve Metformin XT for marketing until October 2003, or later, if Bristol-Myers obtains pediatric or additional exclusivity for its product. There were over $5.5 billion U.S. sales of oral anti-diabetic products in 2002, including all Glucophage products.

Valproate         In March 2003, Andrx submitted an NDA for a valproate
                  product designed for the treatment of manic episodes associated with bipolar disorder, various seizure disorders and prophylaxis of migraine headaches.
                  Andrx's valproate product will compete in the same market as the Depakote(R) family of brand products, which had total U.S. sales in 2002 of approximately
                  $1 billion. This product will not qualify for a period of regulatory exclusivity.

         Additionally, Andrx has a number of research programs in development to support Altocor, including Phase III and Phase IV studies, the most advanced of which includes the potential submission of a Lovastatin HD product for use at doses higher than those currently approved. If successful, this may expand the potential market for Altocor. This program is higher risk than the original development program since the doses being investigated are higher than the approved doses of the innovator product, Mevacor.

         Andrx has agreed to pay Geneva certain milestones and a royalty on net sales in the U.S. for Metformin XT for the first five years after the initial commercialization of Metformin XT. Andrx recorded its first milestone of $2.0 million in December 2001 and recorded its second milestone of $3.0 million in the 2002 fourth quarter. These rights were granted in connection with Andrx's reacquisition of all of the U.S. and selected international marketing rights for Metformin XT and selected international rights for Altocor that Geneva had acquired as part of its 1999 agreement with Andrx.

         Andrx believes that its proprietary drug delivery technologies provide the opportunity to enhance the commercial value of existing drug products and new drug candidates. However, since the development and marketing processes for brand pharmaceuticals are costlier than those for bioequivalent products, and could involve synergies with products currently being marketed or developed by other pharmaceutical companies, Andrx will, from time to time, evaluate or seek to enter into collaborative arrangements with other pharmaceutical companies to wholly or partially underwrite, assist in or undertake further research and development or commercialization of Andrx's products or products being considered for development by those companies.

         Andrx presently sells the following brand products it acquired or in-licensed from third parties:

Entex A line of five cough products acquired from an affiliate of Elan, which are prescription-only products that, did not require the submission and approval of an NDA in order to be marketed. All of the Entex products, except Entex ER, have bioequivalent versions available, in the marketplace. On February 25, 2003, FDA announced that it intends to publish a FEDERAL REGISTER notice to describe its enforcement policy with respect to products that are presently on the market without an approved ANDA or NDA. As a result, Andrx may be required to seek FDA approval for marketing the Entex line of products, and may be required to market some or all of these products as over-the-counter products.

Anexsia Two hydrocodone pain products in-licensed from Mallinckrodt, a Tyco Healthcare company, in September 2001 through an eight year marketing and supply agreement. These brand products have bioequivalent versions available in the marketplace.

Embrex A pre-natal vitamin, acquired in the purchase of CTEX Pharmaceuticals, Inc. The Embrex product has a bioequivalent version available in the marketplace.


BRAND SALES AND MARKETING STRATEGY

         As of March 2003, Andrx had approximately 425 brand sales representatives, calling primarily on primary care physicians. Andrx is also considering acquiring or licensing additional brand products for its sales force to promote and/or entering into co-promotion or contract sales arrangements with respect to its or other companies' products. Additionally, Andrx works to gain access to health authorities, PBMs and MCO formularies (lists of recommended or approved medicines and other products) and reimbursement lists by primarily demonstrating the treatment benefits of its products.

         Though Andrx has applied to register Altocor as a trademark, this registration has been opposed by Kos Pharmaceuticals, Inc. who alleges that there is a likelihood of confusion between Kos' trademark, Advicor, and Altocor. Andrx has requested FDA guidance on other names, and may seek to change the name of Altocor.

         ANDRX'S PROPRIETARY DRUG DELIVERY TECHNOLOGIES

         Many of Andrx's controlled-release bioequivalent pharmaceuticals and brand name pharmaceuticals utilize Andrx's proprietary drug delivery technologies to control the release characteristics of a variety of orally administered drugs. Controlled-release products are formulations that release active drug compounds in the body gradually and predictably over a 12 to 24-hour period and therefore need be taken only once or twice daily, as opposed to immediate release products that have to be taken 3-4 times per day. Controlled-release products typically provide numerous benefits over immediate-release drugs.

         Andrx has 10 proprietary drug delivery technologies that have been patented for certain applications or for which Andrx has filed for patent protection for certain applications. These include:

        o        Pelletized Pulsatile Delivery System
        o        Single Composition Osmotic Tablet System
        o        Solubility Modulating Hydrogel System
        o        Delayed Pulsatile Hydrogel System
        o        Stabilized Pellet Delivery System
        o        Stabilized Tablet Delivery System
        o        Granulated Modulating Hydrogel System
        o        Pelletized Tablet System
        o        Porous Tablet System
        o        Modified Antihistamine/Decongestant Combination System

         PATENTS, TRADEMARKS AND LICENSES

         Andrx believes that patents and other proprietary rights are important to its business. Andrx's policy is to file patent applications to protect its products, technologies, inventions and improvements that it considers important to the development of its business. Andrx also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

         Andrx holds, and expects to continue to file, numerous U.S. and foreign patent applications. In addition, Andrx has exclusively licensed from third parties several U.S. and foreign patents and patent applications. Andrx's success depends, in part, on Andrx's ability to obtain U.S. and foreign patent protection for its products, to preserve its trade secrets and proprietary rights and to operate without infringing on the proprietary rights of third parties or having third parties circumvent Andrx's rights. Additionally, companies that produce brand pharmaceutical products may bring litigation against ANDA applicants seeking approval to manufacture and market bioequivalent forms of their brand products. These companies allege patent infringement or other violations of intellectual property rights as the basis for filing suit against the ANDA applicant. Litigation often involves significant expense and can delay or prevent introduction of bioequivalent products. Patent validity and infringement litigation may also impact the ANDA process (See "REGULATION - PHARMACEUTICALS"). Because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes.

         STRATEGIC ALLIANCES

         Andrx looks to enter into strategic alliances for U.S. and international markets. These alliances would include development and/or licensing agreements with U.S. and foreign pharmaceutical companies for both bioequivalent and brand pharmaceutical opportunities. Under these development agreements, the licensee typically will pay milestones or otherwise fund the cost of product development and will pay royalties in exchange for the right to market the products for a specified period in a specified territory. Strategic alliances entered into by Andrx include:

         (i) An October 2002 agreement with KUDCo and Genpharm, whereby Andrx and Genpharm relinquished their shared marketing exclusivity rights for the 10 mg and 20 mg strengths of omeprazole (generic Prilosec), which accelerated the ability of KUDCo to receive final FDA marketing approval for its omeprazole product. Pursuant to the agreement, Andrx is entitled to receive:

         o 15.0% of KUDCo's net profits, as defined in the agreement, for approximately six months after the December 9, 2002, launch;

         o 9.0% of KUDCo's net profits until the earlier of (a) the next twelve months or, (b) an appellate court decision, as defined in the agreement and

         o 6.25% of KUDCo's net profits during approximately the next 24 months thereafter.

         Andrx earned approximately $16.6 million for the period from December 9, 2002, when KUDCo launched its product, through December 31, 2002, and approximately $9.4 million and $9.8 million for the months of January 2003 and February 2003, respectively. Payments to Andrx on amounts earned in December 2002 and January 2003 are due to Andrx 90 days after the respective month end. Amounts earned thereafter are due to Andrx 60 days after the respective month end.

         (ii) A January 2003 multi-year agreement with L. Perrigo Company, whereby Andrx will manufacture and supply Perrigo bioequivalent versions of Claritin-D 12 Hour, Claritin Reditabs and Claritin-D 24 Hour and which Perrigo will market as over-the-counter (OTC) products. Andrx received final marketing approval for its bioequivalent version of Claritin-D 24 in February 2003, with a 180-day period of market exclusivity, and anticipates that Perrigo's first shipments of Claritin-D 24 will begin by mid-2003. Andrx expects to receive final FDA marketing approval on its bioequivalent versions of Claritin-D 12 Hour and Claritin Reditabs following the expiration of the exclusivity periods of other generic manufacturers.

UNCONSOLIDATED JOINT VENTURES

         Andrx has entered into the following unconsolidated joint ventures:

         ANCIRC

         Established in 1994, ANCIRC is a joint venture with Watson for the development, manufacture and sale of up to eight bioequivalent controlled-release pharmaceuticals. Capital contributions, distributions and net income or losses are generally allocated equally between Andrx and Watson. Andrx is currently selling two ANCIRC products, bioequivalent versions of Trental and Oruvail. Effective November 2000, Andrx became solely responsible for all of the additional costs to manufacture and sell the remaining six products for which ANCIRC had not yet submitted. Watson became entitled to a potential royalty on net sales, based on certain conditions, from the commercialization of those products, including Procardia XL and Glucotrol XL, for which Andrx has filed ANDAs with the FDA. Andrx has the right to elect to discontinue its efforts to develop or market the remaining products at any time.

         CARAN

         CARAN is a 50/50 joint venture with Carlsbad Technologies, Inc., established in August 2000 for Carlsbad to develop, manufacture and for Andrx to sell bioequivalent versions of Pepcid, Prozac and Mevacor. Carlsbad has developed and filed ANDAs for each of these products. Andrx is currently selling CARAN's bioequivalent versions of Pepcid and Prozac.

RAW MATERIALS

         The active chemical raw materials, essential to Andrx's business, are generally readily available from multiple sources. Certain raw materials used in the manufacture of Andrx's products are, however, available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production or other delays, and, in the case of products for which only one raw material supplier exists or has been approved by FDA, could result in a material loss of sales, with consequent adverse effects on Andrx's business and results of operations. In addition, because raw material sources for pharmaceutical products must generally be identified and approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. Andrx obtains a significant portion of its raw materials from foreign suppliers, and its arrangements with such suppliers are subject to, among other risks, FDA approval, governmental clearances, export duties, political instability and restrictions on the transfer of funds.

         Andrx has at times experienced problems as a result of a lack of raw material availability. Such problems result from the supplier's delay in providing such materials, delays in getting such materials through customs, the closure of a particular materials source and the unavailability of a comparable replacement, and latent defects in the materials it utilizes in certain of its products and product candidates. Though Andrx is attempting to expand its sources of raw materials and to otherwise alleviate the other causes of supply problems, any inability to obtain raw materials on a timely basis, or any significant price increases that cannot be passed on to customers, could significantly harm Andrx's business.

MANUFACTURING

         Andrx presently operates manufacturing facilities in Florida and Massachusetts, and in December 2002, acquired a facility in Morrisville, North Carolina. Andrx is continuing to expand its manufacturing capabilities. These efforts include converting portions of its existing Florida space into additional manufacturing operations and related warehousing space, by completing the construction of a new manufacturing facility in Weston, Florida, and by overhauling and equipping its 500,000 square foot North Carolina facility. The timely completion of these efforts is necessary for Andrx to have sufficient manufacturing capacity for the anticipated quantities of its existing products and the products it expects to launch in the coming years. If Andrx is unable to complete its construction and conversion projects, or adequately equip the facilities in a timely manner, its business could suffer.

         Andrx's manufacturing and other processes utilize sophisticated equipment that at times requires a significant amount of time to obtain and install. Although Andrx endeavors to properly maintain its equipment, and to maintain spare parts on hand, Andrx's business could suffer if certain manufacturing or other equipment, or all or a portion of its facilities, were to become inoperable for a period of time. This could occur for various reasons, including catastrophic events such as a hurricane or explosion, but also equipment failures and/or delays in obtaining components or replacements thereof, delays in receiving FDA approval of a new facility (including those in Weston, Florida and Morrisville, North Carolina) or equipment, construction delays or defects and other events, both within and outside of Andrx's control.

         Andrx sometimes files its ANDA or NDA based on study results utilizing product batches which are smaller than what Andrx anticipates may be required for the commercial launch of that product. Thus, in order to manufacture these products for commercial launch, Andrx is required to "scale-up" its manufacturing process for use on larger equipment, in accordance with FDA regulations. Andrx's business could suffer if it is unable to successfully scale-up any of its significant products or if successful scale-up of any such product is delayed or cannot be achieved.

         Andrx has at times been operating certain of its manufacturing facilities on a 24-hour a day, 7-days a week production cycle, in order to meet the market demand for its current and anticipated products. Operating on that basis, meeting the anticipated market demand required minimal equipment failures and product rejections. Moreover, because Andrx manufactures products that employ a variety of technology platforms, certain of its manufacturing capabilities may at times be over utilized, while others may be underutilized. Through much of 2002, Andrx was concurrently working toward building the substantial quantities required for the potential launch of its bioequivalent versions of Prilosec and Wellbutrin SR/Zyban, and manufacturing its currently marketed products, which resulted in inefficiencies, equipment failures and rejection lots, and at times interrupted Andrx's ability to fully meet the actual demand for certain of its marketed products.

         To address these problems, Andrx has, and continues to focus its efforts on: (i) reducing batch failures, and optimizing its processes; (ii) hiring additional experienced manufacturing operations personnel; (iii) reducing the turnover of manufacturing operations personnel and increasing their training and accountability; (iv) implementing a more fully integrated use of its operating systems, in anticipation of its later migration to a JD Edwards enterprise resource planning system, (v) evaluating the commercial viability of producing certain products that it anticipates will generate a relatively small amount of profit as compared to their utilization of resources, and has chosen to forego or limit its manufacturing output of certain of those products in order to allow Andrx to optimize its output and maximize its profitability; (vi) transferring production (or portions thereof) for certain products to third parties; and (vii) renovating and acquiring additional facilities to increase or optimize production. Until Andrx's manufacturing facilities are expanded, and batch failures are reduced, Andrx may have difficulty at times fulfilling all of the market demand for its products and pre-launch quantities of its product candidates.

PHARMACEUTICAL DISTRIBUTION OPERATIONS

         Andrx distributes predominantly generic pharmaceuticals manufactured by third parties through its Anda, Anda Pharmaceuticals and Valmed (also known as VIP) subsidiaries. Andrx purchases these pharmaceuticals primarily from third party manufacturers and markets them primarily through its in-house telemarketing staff mainly to independent pharmacies, pharmacy chains that do not maintain their own central warehousing facilities, pharmacy buying groups and, to a lesser extent, physicians' offices. Andrx offers next day delivery, competitive pricing, quality products and responsive customer service for its more than 5,000 shelf-keeping units (SKUs) which Andrx believes are the critical elements to competing effectively in this market. Andrx's telemarketing staff currently consists of approximately 230 persons who handle approximately 69,000 phone calls per week to approximately 18,000 active accounts and who are supplemented by sales executives who are responsible for national accounts. Additionally, Andrx's customers can place orders through Andanet, an internally developed proprietary Internet ordering software, and through AndaConnect, a hand-held ordering device system. Andrx currently utilizes its telemarketing operations for the sales and marketing of its own and its collaborative partners' products. Andrx's distribution operations also allow Andrx to observe and participate directly in developments and trends in the pharmaceutical industry. Andrx presently distributes products out of its Weston, FL facility and its Ohio distribution center, which opened in September 2002. Andrx believes this centralized distribution center in Ohio will provide it with additional distribution opportunities nationally. In February 2003, approximately 60% of the distribution volume was shipped out of Florida, while approximately 40% of the distribution sales have now been transferred to our Ohio facility. Approximately 8% of orders now come through AndaNet, which complements this telemarketing staff located in Weston and Boca Raton, Florida and Grand Island, NY.

         Andrx purchases generic products and certain other products for resale from a number of suppliers, and some of these purchases are investment opportunities. Though Andrx believes it is not dependent upon any particular supplier and that alternative sources of supply for most of Andrx's products are available, Andrx's distribution operations could suffer if its relationships with certain suppliers or its buying opportunities were to decline or be limited.

COMPETITION

         The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, healthcare legislation, availability of financing and other factors. With respect to pharmaceutical products, Andrx's competitors vary depending upon therapeutic and product categories.

         Many of Andrx's competitors have longer operating histories and greater financial, research and development, marketing and other resources than Andrx. Andrx expects to be subject to competition from numerous other entities that currently operate or intend to operate in the pharmaceutical industry, including companies that are engaged in the development of controlled-release and immediate release drug delivery technologies and products, and other manufacturers that may decide to undertake development of these products. Andrx also faces competition for the acquisition or licensing of new product opportunities from other companies.

         In the sales efforts for its brand products, Andrx competes with large domestic and international brand pharmaceutical companies with significantly larger and more experienced sales forces and significantly greater financial resources to support their products. Andrx's brand sales may be affected by the introduction of new brand products in the same therapeutic class and by the advent of generic competition for its products.

         In the sales efforts for its bioequivalent products, Andrx competes with domestic and international companies and bioequivalent divisions of large brand pharmaceutical companies. Many of these competitors offer a wider variety of bioequivalent products to their customers. As patents and other bases for market exclusivity expire, bioequivalent competitors enter the marketplace. Normally, there is a unit price decline as the number of bioequivalent competitors increases. The timing of these price decreases is unpredictable and can result in a significantly curtailed profitability for a bioequivalent product. In addition, Andrx's bioequivalent products may be affected by competition involving the corresponding brand product, including the introduction and promotion of either alternative brand versions or OTC versions of such products.

         In its pharmaceutical distribution business, Andrx competes with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which market both brand and bioequivalent pharmaceutical products to their customers and may offer broader marketing programs. Andrx believes that consolidation among wholesalers (who already have greater financial and other resources than Andrx), the growing role of MCOs, the formation of buying groups and competition between distributors could result in increased price erosion.


MANAGED CARE ORGANIZATIONS


         It is estimated that over half the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by MCOs, the marketing of prescription drugs to them and to the PBMs that serve many of those organizations, is important to Andrx's brand business. Yet, at the same time as the purchasing power of MCOs has been increasing, due to their growing numbers of enrolled patients, those organizations have been consolidating into fewer, even larger entities, which enhances their purchasing strength and importance to Andrx.

         MCOs and PBMs typically develop formularies to reduce their cost for medications. Inclusion on formularies can be based on the prices and therapeutic benefits of the available products, but can also be influenced by a variety of other factors, including rebates offered by pharmaceutical companies and limitations on the amount of products included within a particular therapeutic class. Exclusion of a product from a formulary can lead to its sharply reduced usage in the MCO patient population. Consequently, pharmaceutical companies compete aggressively to have their products included, and Andrx's lack of a broad range of brand products can sometimes place it at a competitive disadvantage when competing for inclusion on certain formularies and MCOs.


INFORMATION SYSTEMS

         Andrx began the implementation of the JD Edwards Enterprise Resource Planning (ERP) software package and related hardware in 2002. JD Edwards is a fully integrated software system that will allow information to be shared and utilized throughout Andrx. Andrx anticipates that the majority of the software package will be implemented throughout 2003 and the first-half of 2004. The total cost of this project is estimated to be $25 million.

         Andrx began the implementation of the PeopleSoft Human Resources and Payroll system in 2002. PeopleSoft is an enterprise-wide software package that will enable Andrx to better manage, optimize, and leverage its employees in anticipation of a higher level of business performance. Andrx anticipates that the implementation of this software package will be completed in 2004. The total cost of this project is estimated to be $2 million.

         Following the completion of the implementation of these programs, Andrx will continue to incur costs to support and modify these systems for its expanding or changing operations.

REGULATION - PHARMACEUTICALS

         Drug manufacturers are required to obtain approval from FDA and possibly other regulatory agencies before marketing their new drug product candidates. This approval process is often costly, time consuming and the outcome may be uncertain. Andrx cannot provide any assurance that its drug applications will be timely approved by FDA or any other regulatory agency, if at all.

         ANDA PROCESS - BIOEQUIVALENT PRODUCTS

         As required by the Drug Price Competition and Patent Restoration Act of 1984, known as the Waxman-Hatch Amendments, for each bioequivalent product, Andrx submits an ANDA to FDA for review. ANDAs are for bioequivalent versions of FDA approved pioneer products, and are not required to contain full safety and effectiveness testing. If Andrx believes that a patent that has been listed for the brand product in the Orange Book, is invalid or unenforceable, or that its product does not infringe such patent, Andrx is required to make a Paragraph IV certification.

         Andrx must also send notice of a Paragraph IV certification to the NDA owner and any patent holder. The NDA owner or patent holder may then initiate a legal challenge for patent infringement. If they do so within 45 days of their receipt of notice of Andrx's Paragraph IV certification, FDA is prevented from approving Andrx's ANDA until the earlier of 30 months (an automatic stay), the expiration of the patent, or when the infringement case is favorably decided in Andrx's favor or such shorter or longer period as may be ordered by a court. Brand pharmaceutical companies may obtain additional patents after an ANDA has been filed, but before the ANDA has received final marketing approval, which may result in a new legal challenge and may require the submission of a new Paragraph IV certification and trigger a new notice and waiting period requirements. Some brand pharmaceutical companies improperly list patents in the "Orange Book" and claim that the patent "covers" their approved drug product. In response to these improper patent listings, Andrx has filed, and will likely continue to file lawsuits and take other actions to enjoin or prohibit the listing of certain of these patents. Thus, ANDA applicants may invest a significant amount of time and expense in the development of bioequivalent products only to be subject to significant delay and the uncertain results of patent litigation before such products are commercialized. Additionally, brand pharmaceutical companies may attempt to, among other things, offer their products as generic or over-the-counter products, encourage prescribers to switch patients to other products they are promoting, obtain additional exclusivities under the law, change their labeling or otherwise delay the approval of a generic competitor. In response to criticism from the industry, consumers and a Federal Trade Commission study, FDA has proposed rules on generic drugs, which if implemented, would close perceived loopholes in the implementation of the Waxman-Hatch Amendments by allowing only one automatic 30-month stay of regulatory approval per ANDA and by increasing the disclosure requirements for drug patents listed in the Orange Book. The proposed rules would also permit certain additional types of patents to be listed in the Orange Book. Both the brand and bioequivalent pharmaceutical trade groups have raised questions and concerns regarding these proposed rules, and their effect on the industry, if implemented, is unknown.

         The Waxman-Hatch Amendments also provide an economic incentive for the early development of bioequivalent pharmaceuticals. The first ANDA with a Paragraph IV certification that has been accepted for filing by FDA and whose applicant has also provided notice of its Paragraph IV certification to the NDA owner and any patent holders, may be eligible to receive 180-days of market exclusivity. This marketing exclusivity commences with the earlier of commercial marketing or a court decision finding the challenged patents invalid, unenforceable and/or not infringed. A court decision triggering the 180-day period can occur either in litigation involving the first Paragraph IV filer or a subsequent filer.

         FDA originally interpreted "court decision" to mean a final and non-appealable court decision. However, in January 2000, a Federal District Court disagreed with this interpretation and held that the Waxman-Hatch Amendments required market exclusivity to commence on the date of any district court decision. Thereafter, in March 2000, FDA issued new industry guidance stating that ANDAs accepted for filing before the guidance would be subject to FDA's prior interpretation of "court decision" as a final, non-appealable court decision. Conversely, market exclusivity for ANDAs accepted for filing after the guidance would begin to run on the date the first court renders a decision finding the patent at issue invalid, unenforceable, or not infringed. If the lower court decision finds a patent to be infringed, but the decision is reversed on appeal, FDA may approve the ANDA on the date the judgment is entered that the patent is invalid, unenforceable or not infringed. Until the first ANDA applicant's 180-day period of marketing exclusivity has expired, been relinquished or has been waived, FDA may not approve the marketing of another ANDA containing a Paragraph IV certification for that same product. FDA may also award shared marketing exclusivity for a product when more than one company was first to file a Paragraph IV certification to different patents listed for the same reference product. FDA's position on awarding shared exclusivity could substantially diminish the financial impact of being awarded marketing exclusivity.

         For ANDAs submitted after March 2000, the applicant may be faced with the choice of letting its 180-day market exclusivity expire or bringing its product to market before an appellate decision has been rendered. A decision to delay the marketing of a product following a lower court decision, which is subject to an appeal, would mean that the ANDA applicant would have fewer than 180 days, and possibly no time in which to be the exclusive marketer of its bioequivalent product. Though in some cases the marketing exclusivity period may be waived or relinquished, possibly generating value for the holder thereof, this is an area of great uncertainty. Andrx is unable to predict what value the marketing exclusivity period provides for its products that are awarded marketing exclusivity, or how the market exclusivity periods of others may delay the marketing of Andrx's products.

         Additional delays to regulatory approval may result from the grant of a period of "pediatric exclusivity". This pediatric exclusivity rewards brand pharmaceutical companies for conducting research in a pediatric population, through the grant of an additional six months of exclusivity after the expiration of the patent or market exclusivity period protecting its product. Thus, where pediatric exclusivity is requested by a brand company and granted by FDA, final marketing approval could possibly be delayed by six months.

         Certain ANDA procedures for bioequivalent controlled-release drugs and other products are presently the subject of petitions filed by brand name drug manufacturers, which seek changes from FDA in the approval process for bioequivalent drugs. Andrx cannot predict at this time whether FDA will make any changes to the ANDA procedures as a result of such petitions, ongoing rulemakings, or litigation or the effect that such changes may have on Andrx. Any changes in FDA regulations, policies or procedures may make ANDA approvals more difficult or otherwise have a significant adverse effect on Andrx's business.

         NDA PROCESS - BRAND PROCESS

         Approval of a new drug occurs in the context of FDA review of an NDA. The NDA must contain complete pre-clinical, clinical safety and efficacy data, reference to such data or literature. Before clinical testing can begin, stringent government requirements for pre-clinical evaluation must be satisfied. Pre-clinical data are typically obtained from studies in animal species, as well as laboratory studies, and are submitted to FDA in an IND. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials (i.e., trials in humans).

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap. The process of completing clinical trials for a new drug may take several years and requires the expenditure of substantial resources. Preparing an NDA involves considerable data collection, verification, analysis and expense, and Andrx cannot guarantee that FDA or any other health authority will approve any of Andrx's NDA products on a timely basis, if at all. The approval process is affected by a number of factors, including the risks and benefits of a drug product as demonstrated in clinical trials, the severity of the target disease or health condition and the availability of alternative treatments. FDA or other health authorities may deny an NDA if the regulatory criteria are not satisfied, or may require additional testing or information before an NDA will be approved. The safety and effectiveness testing necessary to obtain approval of an NDA is time-consuming and expensive.

         Andrx currently intends to seek approval for most of its brand name controlled-release pharmaceutical products using a type of NDA referred to as a
Section 505(b)(2) NDA. A Section 505(b)(2) NDA must contain safety and effectiveness studies, but may rely on published reports for those studies.
Section 505(b)(2) NDAs also may rely on prior FDA determinations that related products are safe and effective (e.g., approval of a controlled-release version of a previously approved immediate-release drug product). Thus, the Section 505(b)(2) NDA process may significantly reduce the time and expense of new drug development by eliminating the need for certain duplicative testing.

         There are limitations on the use of Section 505(b)(2) NDAs, however. First, patent listing/certification requirements and market exclusivity awarded to reference or competitor products may result in the lengthy and uncertain delay of approvals similar to those described above for ANDAs. Second, there is current uncertainty concerning the extent to which Section 505(b)(2) NDAs may rely upon prior FDA findings that reference drugs are safe and effective for approved uses. There may therefore be limitations on a Section 505(b)(2) NDA applicant's ability to innovate without conducting substantial clinical testing.

         NDA products, including Section 505(b)(2) NDAs, may qualify for specific patent and market exclusivity protections against competitive products submitted for approval via the Section 505(b)(2) NDA or ANDA processes.

         CURRENT GOOD MANUFACTURING PRACTICES (cGMP)

         All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with cGMP standards. FDA regulates the development, manufacture, distribution, labeling and promotion of prescription drugs, and has the authority to inspect manufacturing facilities for compliance therewith. FDA requires that certain records be kept and reports be made for the registration of drug manufacturers and their products, and the compliance with FDA's current cGMP standards. To comply with cGMP standards, Andrx must continue to expend significant time, money and effort in the areas of production, quality control and quality assurance. Andrx believes that its manufacturing facilities are in compliance with cGMP standards, but could be materially adversely affected by any failure to comply with these standards.

         DRUG ENFORCEMENT ADMINISTRATION (DEA)

         Because Andrx distributes and has developed for commercialization products containing controlled substances, it must meet the requirements and regulations of the Controlled Substances Act, which is administered by the DEA and various state agencies. These regulations include stringent requirements for manufacturing controls, record keeping, and security to prevent diversion of or unauthorized access to the drugs in each stage of the production and distribution process. The DEA also regulates allocation to Andrx of raw materials used in the production of controlled substances based on historical sales data. Andrx believes that it is currently in compliance with applicable DEA requirements, but could be materially adversely affected by any failure to comply with these requirements.

         LICENSURE AND OTHER REQUIREMENTS

         Andrx is subject to numerous state licensure and other requirements pertaining to the manufacture and/or distribution of prescription drugs, including the Controlled Substances Act, the Prescription Drug Marketing Act
(PDMA) and similar state laws, which regulate the marketing, purchase, storage and distribution of prescription drugs. State and federal laws also regulate the confidentiality of clinical subject study records and the use of medical record information. Andrx attempts to conduct its activities in compliance with such laws and other requirements, but Andrx could be materially adversely affected if it were determined that it has failed to comply with licensing and other requirements.

         REGULATION AND POST-MARKETING ACTIONS

         As part of FDA's marketing approval, pharmaceutical products are required to meet certain quality, safety and other requirements applicable to their manufacture, labeling, storage, record keeping, marketing, advertising and promotion, during the life of such product. Thus, Andrx could be required to recall a product it has sold, either on its own or pursuant to an FDA request, under certain circumstances, including the failure of the product to continue to meet the requirements of its approved ANDA or NDA. Andrx could be materially adversely affected by any such recall.

         Studies and/or monitoring of the proper utilization, safety and efficacy of pharmaceuticals are conducted by industry, including Andrx, government agencies and others. Such studies and monitoring can call into question the utilization, safety and efficacy of previously marketed products, including those marketed by Andrx in its brand and bioequivalent operations, and may result in the discontinuation of their marketing or changes in the manner in which they are labeled and prescribed.

         FDA also has the authority to withdraw approvals of previously approved pharmaceutical drugs for cause, to request recalls of products, to debar companies and individuals from future regulatory submissions and, through action in court, to seize products, institute criminal prosecution, seek civil penalties or close manufacturing plants in response to violations. The DEA and state agencies also have similar authority. Andrx could be materially adversely affected by any such actions.

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

         THERAPEUTIC EQUIVALENT SUBSTITUTION, MEDICAID REIMBURSEMENT AND PRICE REPORTING

         The cost of pharmaceutical products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the U.S. and other countries. In the U.S., most states have enacted therapeutic equivalent substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a drug for the one prescribed. Federal legislation requires pharmaceutical manufacturers to pay prescribed rebates on drugs to enable them to be eligible for reimbursement under Medicaid programs.

         Federal and state governments continue to pursue efforts to reduce spending in Medicaid programs, including restrictions on amounts agencies will reimburse for certain products. Andrx's ability to earn sufficient returns on its products depends, in part, on the availability of reimbursements from third party payers, such as health insurers, governmental health administration authorities and other organizations.

PATENT INFRINGEMENT LITIGATION

         Patent litigation can be a part of the business of bringing bioequivalent or even brand pharmaceuticals to market, and if such action is filed within the 45-day period prescribed by law, such litigation can result in a delay in FDA's ability to approve the marketing of a pharmaceutical product. Numerous patent infringement actions have been filed against Andrx. The litigation challenging Andrx's bioequivalent version of Dilacor XR was dismissed without prejudice; the litigation relating to Andrx's bioequivalent version of Cardizem CD was dismissed with prejudice; the trial and appellate courts both found in Andrx's favor in the first action relating to Andrx's bioequivalent version of Tiazac and a second action involving a different patent listed as covering Tiazac was settled. With respect to litigation which remains pending on its product candidates: Andrx has prevailed in the trial court with respect to its bioequivalent versions of Wellbutrin SR, Zyban, Naprelan, Claritin-D 24 (one patent), Claritin-D 12 and Claritin Reditabs, and the plaintiff has initiated an appeal or motion for reconsideration; Andrx did not prevail in its litigation involving a bioequivalent version of Prilosec, but has initiated its own appeal; and there has been no court decision with respect to its bioequivalent versions of Claritin-D 24 (as to a different patent) Depakote, Paxil, Glucotrol XL and Remeron (although, as described below, the plaintiff has asked the Court to dismiss its claims with respect to Remeron, with prejudice).

         Patent litigation is also pending against Andrx and Carlsbad one of Andrx's collaborative partners, with respect to the bioequivalent version of Pepcid that Carlsbad developed and Andrx sells.

         Andrx anticipates that additional actions may be filed as Andrx or its collaborative partners file additional ANDAs containing Paragraph IV certifications. Patent litigation may also affect NDAs that Andrx files in the future.

         The outcome of patent litigation or any litigation is difficult to predict because of the uncertainties inherent in litigation. Andrx's business could be harmed by the delay in obtaining FDA approval to market Andrx's products as a result of patent litigation (both with respect to patents listed with FDA when the ANDA was filed and thereafter), the delay in obtaining judicial decisions in such litigation, the expense of litigation whether or not Andrx is successful, or an adverse outcome in such litigation. Moreover, this litigation or other events may precipitate additional litigation affecting the marketing of Andrx's products.

         Andrx often encounters substantial delay in obtaining judicial decisions in ANDA Paragraph IV litigation. Such delay could cause Andrx to decide in the future to launch a product prior to final resolution of the pending litigation. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement include, among other things, damages measured by the profits lost by the patent owner and not by the profits earned by the infringer. Some states are seeking rebates in excess of the amounts required by federal law, and there are federal legislative proposals to expand current Medicaid rebates.

         Because of the discount pricing typically involved with bioequivalent products, patented brand products generally realize a higher profit margin than bioequivalent products. In the case of a willful infringer, the definition of which is unclear, such damages may be trebled. Andrx believes that this profit differential can act as a disincentive to the settlement of patent litigation on terms that will allow the Andrx products to be marketed upon the settlement of patent litigation. Thus, Andrx has faced, and will continue to be faced with, the decision of whether, and in what manner, time-frame or other circumstances, it should launch its product prior to the conclusion of patent litigation, or to discontinue selling its product in the face of new patent litigation. In making these determinations, Andrx intends to consider, and balance, what it then believes are the relevant considerations and factors, including: (i) the risk that the Andrx product will be found to infringe the brand product, the size of the market, and the claim for damages which could result from the sale of an infringing product, and other costs, including inventory; (ii) the potential claim for damages which could result from the sale of an infringing product against the current capital resources, and future capital needs, of Andrx; (iii) the risk of being enjoined from making such sales and thereby losing Andrx's exclusivity rights for such product; (iv) the possibility that launching the product may increase the incentive for the owner of the patented brand product to settle the pending litigation on a basis that would allow Andrx to continue to market its product without further legal risk; and (v) the lost opportunity cost if Andrx does not have available launch quantities of its product when the patent litigation is ultimately resolved, particularly in instances where that court decision starts the 180-day period of market exclusivity for Andrx, and additional competition awaits the expiration of that period of market exclusivity.

         OMEPRAZOLE (PRILOSEC)

         In 1998, Andrx filed an ANDA seeking approval from the FDA to market omeprazole, its bioequivalent version of Prilosec. In May 1998, Astra filed suit under the provisions of the Waxman-Hatch Amendments alleging patent infringement. The matter was tried in the U.S. District Court for the Southern District of New York along with the consolidated claims of three other ANDA applicants. In October 2002, the court entered an order and an opinion finding that Astra's `505 and `230 patents are valid and that the bioequivalent versions of Prilosec developed by Andrx, Genpharm and Cheminor infringe those patents. The court also determined that the bioequivalent version of Prilosec developed by KUDCo does not infringe the two patents. The court specifically deferred ruling on the `281 patent that was asserted solely against Andrx's product, and has not issued any opinion on Astra's claims for willful infringement of the `505 and `230 patents or on Astra's request for attorneys fees. Astra has also advised the District Court that it believes it may be entitled to damages as a result of Andrx's decision to build an inventory of its product prior to the court's determination. Andrx has appealed the decision to the Federal Circuit Court of Appeals.

         NAPROXEN SODIUM (NAPRELAN)

         In 1998, Andrx filed an ANDA seeking approval from FDA to market naproxen sodium, its bioequivalent version of Naprelan. Elan sued Andrx for patent infringement in October 1998. The matter was tried in the U.S. District Court for the Southern District of Florida and on March 14, 2002, the Court issued an order of final judgment in favor of Andrx invalidating the patent in controversy. Elan filed a motion asking the Court to reconsider and reverse its invalidity ruling and Andrx has filed a motion asking that the Court issue a ruling on Andrx's defenses of non-infringement. On March 24, 2003, the Court entered an order denying both Elan's motion for reconsideration and Andrx's motion to amend the judgment.

         PAROXETINE HYDROCHLORIDE (PAXIL)

         In 2001, Andrx filed an ANDA seeking FDA approval to market paroxetine hydrochloride, its bioequivalent version of Paxil. In June 2001, SmithKline Beecham Corporation and Beecham Group plc sued Andrx and BASF for patent infringement in the U.S. District Court for the Eastern District of Pennsylvania. There presently are 12 other related cases pending before the Court concerning patents covering paroxetine hydrochloride, all of which have been consolidated by the Court for pre-trial discovery purposes only.

         FAMOTIDINE (PEPCID)

         As part of the CARAN joint venture between Andrx and Carlsbad, Carlsbad developed and is manufacturing for distribution by Andrx, famotidine, a bioequivalent version of Pepcid. In July 2001, Richter Gedeon Vegyeszeti Gyar RT sued Andrx, Carlsbad and seven other defendants for patent infringement in the U.S. District Court for the Eastern District of New York. Carlsbad has agreed to indemnify and hold harmless Andrx from any liability arising out of this lawsuit.

         VALPROATE SODIUM (DEPAKOTE)

         In December 1999, Andrx filed an ANDA seeking FDA approval to market valproate sodium a bioequivalent version of Depakote. In April 2000, Abbott Laboratories sued Andrx for patent infringement in the U.S. District Court for the Southern District of Florida. The Court has stayed this case until May 2003, and has directed the parties to submit a joint status report detailing the posture of the case by mid-March 2003.

         MIRTAZAPINE (REMERON)

         In December 2001, Andrx filed an ANDA seeking FDA approval to market valproate sodium, mirtazapine, its bioequivalent version of Remeron. In April 2002, Organon, Inc. and Akzo Nobel. N.V. filed suit against Andrx for patent infringement in the U.S. District Court for the Southern District of Florida. For pre-trial discovery purposes only, this case was transferred to and consolidated with other related patent infringement cases pending in the U.S. District Court for the District of New Jersey. Andrx and the plaintiffs have filed with the court a joint stipulation to dismiss plaintiffs' claims with prejudice and Andrx's counterclaims without prejudice.

         BUPROPION HYDROCHLORIDE (WELLBUTRIN SR AND ZYBAN)

         In June 1999, Andrx filed an ANDA seeking FDA approval to market bupropion hydrochloride, its bioequivalent versions of Wellbutrin SR and Zyban. In September 1999, Glaxo filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement. In February 2002, the U.S. District Court for the Southern District of Florida granted Andrx's motion of summary judgment of non-infringement for Wellbutrin SR and Zyban and denied Glaxo's cross-motion for summary judgment. Glaxo appealed the District Court's decision and that appeal is pending.

         LORATADINE (CLARITIN-D 24/REDITABS/D 12)

         Andrx filed ANDAs with FDA seeking approval for its bioequivalent versions of Claritin-D 24, Claritin Reditabs and Claritin-D 12 in September 1999, September 2000 and July 2001, respectively. Schering-Plough sued Andrx in the U.S. District Court for New Jersey claiming that Andrx's ANDA for Claritin-D 24 infringed two of its patents, a metabolite patent and a formulation patent, and with respect to Claritin Reditabs and D 12, claiming infringement only of the metabolite patent. The District Court entered final summary judgment in favor of Andrx with respect to the metabolite patent, finding the patent invalid. Schering-Plough appealed that judgment and that appeal is pending. With respect to the formulation patent at issue for the D 24 product, discovery is nearly completed, but no trial date is currently scheduled.

         GLIPIZIDE (GLUCOTROL XL)

         Andrx filed an ANDA for its bioequivalent version of Glucotrol XL in April 2001, and in July 2001, was sued in the U.S. District Court for the Southern District of Florida by Pfizer and Alza Corporation for alleged infringement of several patents. Discovery is nearly completed and a trial date is currently scheduled for June 2, 2003.

SEASONALITY

         While certain of Andrx's individual products may have a degree of seasonality, there are no significant seasonal aspects to Andrx's business, except that sales of pharmaceutical products indicated for colds and flu symptoms are typically higher during the third and fourth quarters as customers supplement inventories in anticipation of the cold and flu season.

PRODUCT LIABILITY INSURANCE

         The design, development, manufacture, sale and utilization of Andrx's products and the products Andrx distributes, represent a continuing risk. Andrx strives to minimize such risks by adherence to stringent quality control procedures. Although Andrx carries insurance, Andrx believes that no reasonable amount of insurance can fully protect against all such risks because of the potential liability inherent in the business of producing or distributing pharmaceuticals for human consumption or use. Product liability insurance is expensive and difficult to obtain and may not be available in the future on acceptable terms or in sufficient amounts, if it is available at all, particularly for certain classes of product.

PERSONNEL

         As of December 31, 2002, Andrx had approximately 2,100 employees. The following chart generally reflects the areas in which such personnel are engaged:

                                                                                              CORPORATE &
                                                                                              INFORMATION
                                       DISTRIBUTION      BIOEQUIVALENT          BRAND           SYSTEMS           TOTAL
                                       --------------    ---------------      ----------    ----------------    ----------

Sales & Marketing                                215                 10             410                   -           635
Research and Development                           -                150              25                   -           175
Manufacturing                                      -                300               -                   -           300
Quality and Regulatory Affairs                     -                295               5                   -           300
Administration                                   135                 85              45                 120           385
Warehouse/Shipping/Maintenance                   195                100              10                   -           305
                                       --------------    ---------------      ----------    ----------------    ----------
                                                 545                940             495                 120         2,100
                                       ==============    ===============      ==========    ================    ==========

ITEM 2.  PROPERTIES

         The following table presents the facilities owned or leased by Andrx as of December 31, 2002 and indicates their location and primary uses.

                           SQUARE
      LOCATION            FOOTAGE        STATUS        ANNUAL RENT                              PRIMARY USES
---------------------   ------------    ----------    --------------     -----------------------------------------------------------

FLORIDA

Davie                       245,000     Owned                   N/A      R & D, Manufacturing & Warehousing, Administration
Davie                       134,300     Leased          $ 1,398,000      Manufacturing & Warehousing
Weston                      160,000     Leased            1,493,000      Distribution, Sales & Marketing and Administration
Weston                      129,000     Leased            1,120,000      R & D, Manufacturing & Warehousing
Boca Raton                   38,100     Leased              750,000      Administration, Sales and Internet Operations
Hollywood                    16,100     Leased              267,000      Administration
Sunrise                     114,000     Leased            1,282,000      Warehousing

NEW YORK

Grand Island                 11,000     Owned                   N/A      Sales
Tarrytown                     6,500     Subleased           182,000      N/A


MISSISSIPPI

Madison                      30,000     Leased              191,000      Administration and Warehousing
Jackson                       4,500     Leased               78,000      Administration and Sales & Marketing

MASSACHUSETTS

West Roxbury                 46,000     Leased              324,000      Manufacturing
Canton                      110,000     Leased            1,203,000      R&D and Warehousing

OHIO

Columbus                    355,000     Leased            1,032,000      Distribution and Warehousing

NEW JERSEY

Hackensack                    4,600     Leased              119,000      Clinical Development

NORTH CAROLINA

Morrisville                 500,000     Owned                   N/A      Future Manufacturing

ITEM 3.  LEGAL PROCEEDINGS

         See Item 1 of this report for a description of certain patent and other litigation.

         CARDIZEM CD ANTITRUST LITIGATION

         Beginning in August 1998, several putative class action lawsuits were filed against Andrx and Aventis arising from a 1997 stipulation entered into between Andrx and Aventis in connection with a patent infringement suit brought by Aventis with regard to its product, Cardizem CD. The actions pending in federal court have been consolidated for multi-district litigation purposes in the U.S. District Court for the Eastern District of Michigan. The complaint in each action alleges that Andrx and Aventis, by way of the 1997 stipulation, engaged in alleged state antitrust and other statutory and common law violations that allegedly gave Aventis and Andrx a near monopoly in the U.S. market for Cardizem CD and a bioequivalent version of that pharmaceutical product. According to the complaints, the monopoly possessed by the defendants enables Aventis to perpetuate its ability to fix the price of Cardizem CD at an artificially high price, free from generic competition, with the result that direct purchasers such as pharmacies, as well as indirect purchasers such as medical patients who have been issued prescriptions for Cardizem CD are forced to overpay for the drug. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 2000, the District Court granted summary judgment to plaintiffs finding that the 1997 stipulation was a per se violation of antitrust laws. Aventis and Andrx appealed the judgment to the U.S. Court of Appeals for the Sixth Circuit. No decision has yet been announced.

         On May 14, 2001, the State Attorney Generals for the States of New York and Michigan, joined by thirteen additional states and the District of Columbia, filed suit against Andrx and Aventis in the same federal court in which the above described consolidated Cardizem CD antitrust class action litigation is being conducted. The attorney generals' suit is brought on behalf of their government entities and consumers resident in their jurisdictions who allegedly were damaged as a result of the 1997 Stipulation. Subsequently, an amended complaint was filed adding twelve additional states and Puerto Rico to the action. The lawsuit essentially reiterates the claims asserted against Andrx in the aforementioned Cardizem CD antitrust class action litigation and seeks the same relief sought in that litigation.

         On July 26, 2001, Blue Cross Blue Shield of Michigan, joined by three other Blue Cross Blue Shield plans (one in Minnesota and two in New York), filed suit against Andrx and Aventis in the U.S. District Court for the Eastern District of Michigan on behalf of themselves and as claim adjustors for their self-funded customers to recover damages allegedly caused by the 1997 Stipulation. The complaint essentially repeats the claims asserted against Andrx that are being litigated in the above-described consolidated Cardizem CD antitrust class action litigation and seeks substantially the same relief sought in that litigation.

         In addition to the consolidated proceedings in the U.S. District Court for the Eastern District of Michigan, there are two actions pending in state courts in Florida, and two actions pending in state courts in Kansas. These actions are currently stayed.

         On November 26, 2002, the Court approved a settlement between the direct purchasers and Andrx and Aventis. In January 2003, Andrx announced it had reached a settlement with the indirect purchasers and state attorney generals. Discovery is still ongoing for the remaining group of litigants, including those who timely choose to opt out of the settlements described above. If not settled, Andrx anticipates that these matters may take several years to be resolved but an adverse judgment could have a material adverse effect on Andrx's business and consolidated financial statements.

         BIOVAIL ANTITRUST LITIGATION

         Andrx and Biovail have entered into an agreement settling with prejudice (i) Biovail's claims against Andrx in the U.S. District Court for the District of Columbia for alleged antitrust violations relating to the 1997 stipulation, (ii) Andrx's claims against Biovail in the U.S. District Court for the Southern District of Florida for, among other things, a declaratory judgment that Andrx had not breached any of the rights Biovail acquired as assignee of 1999 stipulation between Aventis and Andrx in settlement of the Cardizem CD patent infringement suit, and (iii) the parties' respective claims against each other in the consolidated litigation pending in the U.S. District Court for the Southern District of Florida relating to Andrx's bioequivalent version of Tiazac. Though this settlement initially involved no cash payments, Andrx has agreed to pay to Biovail a royalty based on net sales of Andrx's bioequivalent version of Tiazac.

         TIAZAC RELATED SECURITIES CLAIMS

         Several securities fraud class action complaints were filed in March 2002 alleging that Andrx and certain of its officers and directors engaged in securities fraud and/or made material misrepresentations regarding the regulatory status of the Company's ANDA for a bioequivalent version of Tiazac. The amended class action complaint sought a class period for those persons or institutions that acquired Andrx common stock from April 30, 2001 through February 21, 2002. In November 2002, the U.S. District Court for the Southern District of Florida granted in part Andrx's motion to dismiss the amended consolidated class action complaint and determined that all but one of the statements allegedly made in violation of the federal securities laws should be dismissed as a matter of law. The Court's decision reduced the class period to six weeks commencing January 9, 2002 and ending February 21, 2002. The Court also later granted Andrx's motion to strike all allegations of insider trading from the complaint.

         In October 2002, two shareholder derivative complaints (related to the Tiazac class action referred to above) were filed against certain current and former officers and directors of Andrx, as well as Andrx (as a nominal defendant), in the Circuit Court of Broward County, Florida. These complaints allege that, during the period from May 2001 through November 2001, the individual defendants were in possession of material non-public information relating to the regulatory status of Andrx's ANDA for a bioequivalent version of Tiazac and used such information to sell shares of Andrx common stock at prices higher than they could have obtained had the information been made public, thereby reaping insider trader profits. The complaints seek the imposition of a constructive trust in favor of Andrx for the more than $204 million in profits that the individual defendants received from their allegedly illegal sales of Andrx stock during such period. The parties have agreed to stay this action pending a resolution of certain issues, which are the subject of the class action lawsuit discussed above.

         WELLBUTRIN RELATED SECURITIES CLAIMS

         In March 2003, a class action complaint was filed against Andrx and certain of its officers and directors alleging material misrepresentations regarding the expiration period for Andrx's bioequivalent version of Wellbutrin/Zyban and that Andrx's launch quantities might expire before FDA approval of the product. The complaint seeks a class period for those persons or institutions that acquired Andrx common stock between October 31, 2002 and March 4, 2003.

         LEMELSON PATENT LITIGATION

         On November 23, 2001, the Lemelson Medical, Education & Research Foundation, LP filed an action in the U.S. District Court for the District of Arizona alleging patent infringement against Andrx and others involving "machine vision" or "computer image analysis." On March 20, 2002, the Court stayed the proceedings, pending the resolution of another suit that involves the same patents, but does not involve Andrx.

         ALTOCOR TRADEMARK OPPOSITION

         In May 2002, Kos filed a notice of opposition to Andrx's application for a registered trademark for Altocor alleging a likelihood of confusion between their trademark, Advicor, and Altocor. Each product associated with the marks is used for the treatment of cardiovascular condition. The parties have commenced discovery.

          PPA LITIGATION

         Beginning in October 2001, a number of product liability lawsuits were filed against Andrx and others for personal injuries allegedly arising out of the use of phenylpropanolamine (PPA). The actions have been consolidated and transferred to the U.S. District Court for the Western District of Washington. Andrx was named in the suits because of its Entex product line, which it acquired from Elan in June 2001. While PPA was at one time contained in Elan's Entex products, Andrx reformulated the Entex products containing PPA upon their acquisition from Elan and eliminated PPA as an active ingredient in the products. Andrx believes that it will be fully indemnified by Elan for the defense of all such cases and for any liability that may arise associated with the products it purchased from Elan.

         ALPHARMA RECALL CLAIMS

         In March 2002, Alpharma Inc., for whom Armstrong provided contract manufacturing of Epinephrine Mist, notified Armstrong that the product was subject to a recall. Alpharma claims that Armstrong breached its manufacturing agreement and has requested indemnification for the full amount of its losses arising from the recall. Alpharma estimates its losses at approximately $12.3 million. Andrx is investigating this matter, but has disputed both the basis for liability and the amount of damages owed. Andrx has also notified Medeva, from whom Andrx acquired the aerosol manufacturing facility in March 2001, that it may seek indemnification for the losses claimed by Alpharma.

         BURNETT EMPLOYMENT DISPUTE

         On October 19, 1993, Terrill Hill Burnett, a former employee of POL, filed an action in the U.S. District Court for the Southern District of New York against POL and some of the original shareholders thereof, alleging POL breached her employment contract, securities and common law fraud with respect to the sale of shares of common stock, breach of fiduciary duty, negligent misrepresentation and gender discrimination, and seeking damages in excess of $1 million, plus punitive damages. The District Court has dismissed all of these claims, except those for breach of contract and damages based on quantum meruit. POL has filed a motion for partial summary judgment regarding the issue of damages.

         NICEBID BREACH OF CONTRACT CLAIMS

         In October 2001, Nicebid.com, LLC served a demand for arbitration of its claims against Cybear Inc. in connection with web design and web hosting services arising out of an agreement between Nicebid and a company acquired by Cybear. Nicebid asserts claims for breach of contract and warranty, negligence, fraudulent inducement, fraud and NJ Consumer Fraud Act violations and claims damages for lost profits exceeding $7 million, punitive damages and attorneys' fees and costs.

         FENFLURAMINE LITIGATION

         In January 1999, Andrx was served with third party complaints filed against them by certain doctors and distributors who are defendants in various legal actions relating to the sale of phentermine by Andrx and its usage as a diet drug when taken in combination with fenfluramine, commonly known as "phen-fen." In April 2002, all pending claims were dismissed.

         AWP CLASS ACTION LITIGATION

         On November 14, 2001, Gerald Lannes on behalf of himself and others, filed a putative class action against Andrx in Superior Court, State of Arizona, relating to the average wholesale pricing (AWP) of pharmaceutical products and alleging that Andrx and other unnamed pharmaceutical companies have been and, continue to be, conspiring to report fictitious AWP. Mr. Lannes claimed violations of the Arizona Consumer Fraud Act and illegal restraint of trade attendant thereto, and sought compensatory, punitive and treble damages in an unspecified amount, pre and post judgment interest and attorneys' fees and costs. In June 2002, the plaintiffs dismissed the case with prejudice.

         CYBEAR SEC INVESTIGATION

         In February 2001, the Southeast Regional Office of the SEC commenced a formal private investigation of Cybear, which focused on Cybear's revenue reporting, disclosure and internal controls in 1999 and 2000 with respect to Cybearclub LC, a joint venture between Andrx and Cybear intended to promote the distribution of certain healthcare products through the Internet. This investigation followed an informal inquiry conducted by the SEC staff beginning late in the third quarter of 2000. Andrx and the SEC staff have agreed to a settlement subject to the approval of the SEC. The proposed settlement, if approved, will not have a material adverse effect on Andrx's business, results of operation or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS

         The executive officers of Andrx are appointed each year by the Board of Directors. At December 31, 2002, Andrx's executive officers were as follows:


                                                                                                   EXECUTIVE
      NAME                      AGE                           POSITION                          OFFICER SINCE
----------------------------- -------- -------------------------------------------------------- ---------------

Richard J. Lane                 52     Andrx Corporation Chief Executive Officer and Director        2002

Elliot F. Hahn, Ph.D            58     Andrx Corporation President and
                                       Chairman of the Board and Director (1)                        1993

Scott Lodin                     47     Andrx Corporation Executive Vice President,
                                       General Counsel and Secretary                                 1994

Angelo C. Malahias              41     Andrx Corporation Senior Vice President and
                                       Chief Financial Officer                                       1996

Lawrence J. Rosenthal           52     Andrx Pharmaceuticals, Inc. Executive Vice President
                                       of Sales and Marketing                                        2002

Daniel H. Movens                45     Anda, Inc. Executive Vice President of Operations             2002


(1) Dr. Hahn resigned as President and Chairman of the Board of Directors in March 2003. Dr. Hahn will continue to serve on the Andrx Corporation Board of Directors and on the Andrx Corporation executive management team as Chairman Emeritus.

         RICHARD J. LANE joined Andrx Corporation as Chief Executive Officer and a director of Andrx on June 3, 2002. From 1995 through 2002, Mr. Lane served in various capacities for Bristol-Myers and its subsidiaries, including as Executive Vice President, President, Worldwide Medicines Group and as a member of its Executive Committee from January 2000 through March 2002, as President of U.S. Medicines Group and Global Marketing from January 1999 through January 2000, as President of U.S. Pharmaceuticals Group from December 1997 through January 1999, as President of U.S. Primary Care from January 1997 through December 1997, and as Senior Vice President of Marketing and Medical, U.S. Primary Care Division from 1995 through January 1997. In 1995, Mr. Lane served as Senior Vice President of U.S. Marketing and Medical for Sandoz Pharmaceuticals, Inc. From 1994 through 1995, Mr. Lane served as a consultant to Schering-Plough. Mr. Lane also worked for Merck & Company, Inc. from 1980 through 1994, serving in various positions of increasing responsibilities. Mr. Lane serves as a member of the board of directors of Millipore Corporation, a bioscience company that provides tools and services for the discovery, development and production of pharmaceutical products. Mr. Lane also serves as a member of civic and non-profit associations, including membership of the board of directors of the Seabrook Foundation.

         DR. ELLIOT F. HAHN, Andrx Chairman Emeritus, has been with Andrx since February 1993 as a director, and served as its President from February 1993 through March 2003, as its CEO from October 2001 through June 2002, and as Chairman of the Board of Directors from June 2002 through March 2003. Dr. Hahn was a Vice President, Scientific Affairs of IVAX Corporation, from June 1990 through February 1993, as well as the Vice President of Research of Baker Norton Pharmaceuticals, a subsidiary of IVAX, from 1988 through 1993.

         SCOTT LODIN, Andrx Corporation Executive Vice President, General Counsel and Secretary has been with Andrx since January 1994. Mr. Lodin was the Secretary and a director of Cybear Inc., formerly a publicly held subsidiary of Andrx, from February 1997 until the September 2000 reorganization. Prior to joining Andrx, Mr. Lodin was Special Counsel to Hughes, Hubbard & Reed and a predecessor firm where he practiced primarily in the areas of corporate and commercial law.

         ANGELO C. MALAHIAS, Andrx Corporation Senior Vice President and Chief Financial Officer has been with Andrx since January 1996. Mr. Malahias was a director of Cybear Inc. from April 1999 until Andrx's September 2000 reorganization. Mr. Malahias was Vice President and Chief Financial Officer of Circa Pharmaceuticals, Inc. from January 1995 to January 1996, where he also served as Corporate Controller from July 1994 to January 1995. Mr. Malahias was employed by KPMG LLP from 1983 to July 1994.

         LAWRENCE J. ROSENTHAL, Andrx Pharmaceuticals, Inc. Executive Vice President of Sales and Marketing has been with Andrx since January 1999. From 1986 through January 1999, Mr. Rosenthal was employed at Teva Pharmaceuticals, Inc., last serving as its Vice President of Sales and Marketing.

         DANIEL H. MOVENS, Anda, Inc. Executive Vice President has been with Andrx in a number of increasingly responsible positions since 1995. For 15 years before joining Andrx, Mr. Movens was in the retail pharmacy industry, for both independent pharmacies and pharmacy chains.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

(A)     MARKET INFORMATION

         Andrx common stock is listed on the Nasdaq National Market under the ticker symbol "ADRX".

         On May 17, 2002, each share of Cybear Group common stock (Nasdaq symbol
CYBA) was converted into 0.00964 of a share of Andrx common stock resulting in the issuance of approximately 65,000 shares of Andrx common stock. For the calendar quarters indicated, the table below sets forth the high and low sales prices per share of Andrx common stock, as reported on the Nasdaq National Market, based on published financial resources.


                                      ANDRX COMMON STOCK
                                        MARKET PRICE
                            --------------------------------------
                                   HIGH                  LOW
                            ------------------    ----------------
2002
First Quarter                   $ 71.27               $ 31.13
Second Quarter                    48.20                 25.80
Third Quarter                     27.89                 16.61
Fourth Quarter                    23.19                 10.75

2001
First Quarter                   $ 72.25               $ 38.50
Second Quarter                    77.00                 44.94
Third Quarter                     77.39                 58.02
Fourth Quarter                    76.52                 61.30

         See Note 20 to Notes to Consolidated Financial Statements included in
Item 8 of this report with respect to a stockholder rights plan adopted in March 2003.

(B)  HOLDERS

         As of March 3, 2003, there were approximately 255 holders of record of Andrx common stock. Andrx believes the number of beneficial owners of its Andrx common stock is in excess of 54,000.

(C)  DIVIDENDS

         Andrx has never paid any cash dividends on its common stock and does not intend to pay cash dividends for the foreseeable future. Andrx intends to retain earnings, if any, to finance the development and expansion of its business. Andrx is prohibited from paying dividends under its senior credit facility. Payment of cash dividends in the future will depend, among other things, upon Andrx's ability to generate earnings, its need for capital and its overall financial condition.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The section under the heading "Executive Compensation" entitled "Equity Compensation Plan Information" to be included in Andrx's 2003 proxy statement for the 2003 annual meeting of stockholders is hereby incorporated by reference. For additional information concerning Andrx's capitalization, see Notes to the Consolidated Financial Statements included in
Item 8 of this report.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected Financial Data is incorporated by reference from Item 7 included herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

         Andrx Corporation and subsidiaries ("Andrx" or the "Company") develops and commercializes:

          o bioequivalent versions of selected controlled-release brand name pharmaceuticals, using its proprietary drug delivery technologies,

          o bioequivalent versions of specialty, niche and immediate-release pharmaceutical products, including oral contraceptives, and

          o brand name or proprietary controlled-release formulations of existing immediate-release or controlled-release drugs where it believes that the application of Andrx's drug delivery technologies may improve the efficacy or other characteristics of those products.

         In its bioequivalent program, Andrx currently manufactures and sells bioequivalent versions of Cardizem CD, Dilacor XR, Ventolin, Glucophage, K-Dur and Naprelan. In its brand program, Andrx sells and markets Altocor, its first internally developed brand product, as well as brand products it has acquired or licensed from third parties. Andrx also distributes pharmaceutical products manufactured by third parties, primarily generics, to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and to a lesser extent physicians' offices.

EQUITY REORGANIZATION AND CONVERSION

         On September 7, 2000, Andrx completed a reorganization whereby it acquired the outstanding equity of its Cybear Inc. subsidiary that it did not own, reincorporated in Delaware, and created two new classes of common stock:
(i) Andrx common stock to track the performance of the Andrx Group, which then included Andrx Corporation and its subsidiaries, other than its ownership of the Cybear Group and (ii) Cybear common stock to track the performance of the Cybear Group. Cybear Group then included (i) Cybear Inc. and its subsidiaries, (ii) certain potential future Internet businesses of Andrx Corporation, and (iii) certain operating assets of AHT Corporation. Mediconsult.com, Inc. and its subsidiaries were added to the Cybear group following Andrx's acquisition by merger of Mediconsult.com, Inc. in April 2001.

         On May 17, 2002, each share of Cybear common stock was converted into
0.00964 of a share of Andrx common stock resulting in the issuance of approximately 65,000 shares of common stock. The conversion included a 25% premium on the value of Cybear common stock as provided by the terms of Andrx's Certificate of Incorporation. Subsequent to the conversion Andrx has only one class of common stock outstanding.

FORWARD LOOKING STATEMENTS

         Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by or on behalf of Andrx that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "to," " plan," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, the Company's dependence on a relatively small number of products, licensing revenues, the timing and outcome of litigation and future product launches, government regulation, competition, and manufacturing results. Andrx is also subject to other risks detailed herein or detailed from time to time in Andrx Corporation's U.S. Securities and Exchange ("SEC") filings.

         Readers are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. Andrx undertakes no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's significant accounting policies are described in Note 2 to the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including but not limited to those related to:

   o        allowance for doubtful accounts receivable,
   o        allowance for inventories,
   o        sales allowances,
   o        useful life or impairment of goodwill and other intangible assets,
   o        deferred income tax asset valuation allowance,
   o        licensing revenues from KUDCo, and
   o        litigation settlements and related accruals

         The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates may differ under different assumptions or conditions and actual results may differ from these estimates.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

         ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the Company's inability to collect from certain customers. As of December 31, 2002, the Company had $145.5 million of gross accounts receivable and an allowance for doubtful accounts receivable of $15.5 million, or 10.6% of gross accounts receivable. Accounts receivable generated from the Company's distribution operations are principally due from independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and to a lesser extent physicians' offices. Accounts receivable generated from the Company's bioequivalent and brand product sales are principally due from a limited number of large warehousing pharmacy chains, wholesalers and large managed care customers. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. The Company also performs ongoing credit evaluations of its customers. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, the percentage of accounts receivable by aging category and changes in customer payment terms or payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. If the financial conditions of the Company's customers were to deteriorate resulting in an impairment of their ability to make payments, an increase to the allowance may be required. Also, should actual collections of accounts receivable be different than the Company's estimates included in the determination of its allowance, the allowance will be increased or decreased through charges or credits to the Consolidated Statements of Operations in the period in which such changes in collection become known. If conditions change in future periods, additional allowances or reversals may be required. Such additional allowances could be significant.

         In August 2002, Andrx management learned that an employee had made numerous improper entries that affected the aging of certain customer accounts receivable and, accordingly, the adequacy of the Company's allowance for doubtful accounts receivable. After extensive investigation and analysis, including discussions with certain customers regarding past due amounts, management determined that the Company's related provision for doubtful accounts receivable, included in selling, general and administrative expenses ("SG&A") was understated during 1999, 2000 and 2001, by an aggregate amount of $4.0 million. After consideration of all of the facts and circumstances, the Company recognized the full amount of the $4.0 million prior period misstatement in the second quarter of 2002, as the Company believes it is not material to any period affected.

         Activity in the allowance for doubtful accounts receivable is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                     (IN THOUSANDS)
                                             -----------------------------------------------------------
                                                   2002                   2001                2000
                                             ------------------     -----------------    ----------------

Beginning  balance, January 1                     $      7,663          $      7,077          $    6,426
Provision for doubtful accounts
    receivable                                          13,178                 1,357                 651
Write offs, net of recoveries                           (5,346)                 (771)                  -
                                             ------------------     -----------------    ----------------
Ending balance, December 31,                      $     15,495          $      7,663          $    7,077
                                             ==================     =================    ================

         The provision for doubtful accounts receivable in 2002 of approximately $13.2 million includes $4.0 million related to prior years as discussed above. Additionally, the first and second quarters of 2002 required additional provisions of $1.4 million, related to this matter. Since August 2002, the Company has continued aggressive follow-up with its customers and has collected a significant amount of past due balances. However, as certain other amounts were not collected and continue to age, the Company has recorded additional provisions in the third and fourth quarters of 2002 as the likelihood of collection of those accounts has now decreased. Despite the increased allowance, the Company continues to vigorously attempt to collect these balances. Additional provisions or reversals may result in future periods as actual collections may differ from the Company's current estimates.

         ALLOWANCE FOR INVENTORIES

         Inventories consist primarily of finished goods held for distribution, and raw materials, work-in-process and finished goods of Andrx bioequivalent and brand products. As of December 31, 2002, the Company had $148.0 million in inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution is based on purchase price, net of vendor discounts, rebates and other allowances, but excludes shipping, warehousing and distribution costs which are expensed as incurred and reported as selling, general and administrative expenses in the Consolidated Statements of Operations. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, provisions through cost of goods sold are made to reduce inventories to their net realizable value. If conditions change in future periods, additional allowances may be required. Such additional allowances could be significant. Andrx has made, is in the process of making or will make commercial quantities of its product candidates prior to the date in which Andrx anticipates that such products will receive FDA final marketing approval and/or satisfactory resolution of the patent infringement litigation involving them (i.e. pre-launch inventory). The commercial production of these products involves the risk that such product(s) may not be approved for marketing by FDA on a timely basis or ever and/or that the results of related litigation may not be satisfactory. This risk notwithstanding, Andrx plans to continue to scale-up and build inventories of certain products that have not yet received final FDA approval and/or satisfactory resolution of patent infringement litigation, when it believes that such action is necessary and appropriate in relation to the commercial value of its product launch opportunity.

         For the year ended December 31, 2002, cost of goods sold includes charges totaling $104.5 million, which consisted primarily of (i) a $41.0 million charge for unusable pre-launch inventories of the Company's bioequivalent versions of Prilosec, (ii) a $38.1 million charge related to production of the Company's other products and product candidates including the Company's bioequivalent version of Wellbutrin SR/Zyban; (iii) a $19.6 million charge related to excess capacities at Andrx's Massachusetts aerosol facilities, including excess facility leases, leasehold improvements, aerosol product inventories, equipment and severance (iv) a $4.9 million charge related to utilization issues at the Company's Davie, Florida manufacturing facilities; and
(v) an $867,000 charge related to start-up costs for the Company's Weston, Florida manufacturing facility. As of December 31, 2002 and 2001, the Company had approximately $10.1 million and $33.9 million, respectively, of raw materials, work-in-process and finished goods inventories pending final FDA approval and/or satisfactory resolution of litigation. In the first quarter of 2003, Andrx will provide an allowance included in cost of goods sold of $5.6 million for additional pre-launch inventories of generic Wellbutrin SR/Zyban, not previously reserved in 2002, for raw materials placed into production after December 31, 2002.

         SALES ALLOWANCES

         Allowances against net sales for estimated returns, chargebacks and other sales allowances are established by the Company concurrently with the recognition of revenue. The allowances are established based upon consideration of a variety of factors, including but not limited to, actual return experience by product type, the number and timing of competitive products approved for sale, both historical and projected, the market for the product, estimated customer inventory levels by product and current and projected economic conditions, levels of competition and price declines. However, actual product returns, chargebacks and other sales allowances incurred are dependent upon future events. The Company periodically monitors the factors that influence sales allowances and makes adjustments to these provisions when management believes that actual product returns, chargebacks and other sales allowances may differ from established allowances. If conditions in future periods change, additional allowances may be required. Such additional allowances could be significant. Net sales of the Company's bioequivalent and brand products may be affected by the level of provisions for estimated sales allowances.

         In the pharmaceutical industry, the practice is generally to grant customers the right to return or exchange purchased goods. In the generic pharmaceutical industry, this practice has resulted in generic manufacturers issuing credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory following decreases in the market price of the related generic pharmaceutical product. Due to the competitive nature of the generic pharmaceutical industry, prices to customers are subject to frequent and significant price declines from existing and new competitors. The determination to grant a credit to a customer following a price decrease is generally at the discretion of the Company, and generally not pursuant to contractual arrangements with customers. Accordingly, the Company makes significant accounting estimates, which include estimates of price declines and quantities shipped but still on customers' shelves, before the products pull through the distribution channel. The Company accrues an estimate for the sales allowances in the same period the sale is recognized and continually reviews such estimates. If conditions in future periods change, additional allowances or reversal may be required. Such additional allowances could be significant.

         In connection with brand products, the Company's significant accounting estimates for sales allowances are dependent on the Company's ability to promote to physicians, create demand for products, pull products through the distribution channel and estimate returns, future levels of prescriptions for its products and the inventory levels in the distribution channel. It is a common practice in the pharmaceutical industry for brand manufacturers to offer customers buy-in allowances on initial purchases prior to promotion activities by the manufacturer. All purchases by customers are generally subject to the right of return or exchange as a result of there being a limited number of large customers. Accordingly, concurrently with the recognition of revenues, the Company is required to make significant accounting estimates related to such sales allowances, and to periodically review such estimates. The Company's policy is to recognize net sales to the extent it can reasonably estimate returns and the product being pulled through the distribution channel. The ability to make such estimates is difficult when there is a high level of products in the distribution channel. If conditions change in future periods, additional allowances or reversals may be required. Such additional allowances could be significant.

         IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

         Under the purchase method of accounting for acquisitions, goodwill represents the excess of purchase price over the fair value of the net assets acquired. As of December 31, 2002, the Company had $34.0 million of goodwill, net in the Consolidated Balance Sheet consisting of $26.3 million from the acquisition of CTEX Pharmaceuticals, Inc ("CTEX") in January 2001 and $7.7 million from the acquisition of Valmed Pharmaceuticals, Inc. ("Valmed") in March 2000. Prior to 2002, the Company measured impairment of goodwill using the undiscounted cash flow method whenever events and circumstances warranted revised estimates of useful lives or recognition of an impairment of goodwill. The undiscounted cash flow method compared the net book value being tested to the estimated aggregate undiscounted cash flows. If the net book value exceeded the estimated aggregate undiscounted cash flows, the excess carrying amount of goodwill is written off. With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 in 2002, goodwill is subject to at least an annual assessment for impairment in value by applying a fair value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. If conditions in future periods change, impairment charges may be required. Such additional charges could be significant.

         As of December 31, 2002, the Company has $19.9 million of other intangible assets, net in the Consolidated Balance Sheet, which consisted primarily of $4.3 million related to Physicians' Online ("POL") and $12.5 million and $1.8 million for product rights related to the Entex and Anexsia product lines, respectively. Brand product rights purchased from other pharmaceutical companies or acquired through the allocation of purchase price upon the acquisition of another entity, which are included in Other intangible assets, are being amortized over periods ranging from three to ten years. Other intangible assets also include physicians' network and trademarks, and patents relating to Andrx's electronic prescription process, which are being amortized over periods ranging from four to fourteen years. Management established the amortization period based on an estimate of the period the assets would generate positive cash flow. Amortization was provided using the straight-line method over the estimated useful life. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If conditions in future periods change, additional allowances may be required, which could be significant. During 2002, Andrx recorded a charge of $7.8 million for the impairment of goodwill and certain intangible assets related to POL. Such charges were the result of management's decision in the fourth quarter of 2002 not to commit additional resources to and seek alternatives for and possibly the sale of POL and an evaluation of the goodwill and intangible assets arising from the acquisition of Mediconsult and the subsequent integration of Internet operations into Andrx. As a result, management believed that the future benefits previously associated with this transaction no longer existed under Andrx's current operations.

         On February 25, 2003, the FDA announced that it intends to publish a FEDERAL REGISTER notice to describe its enforcement policy with respect to products such as the Entex line of products with respect to products that are presently on the market without an approved ANDA or NDA. The Entex line of products are prescription-only products that did not require the submission and approval of an NDA in order to be marketed. As a result of the FEDERAL REGISTER notice, Andrx may be required to seek FDA approval for marketing the Entex line of products and may be required to market some or all of these products as over-the-counter products. Upon issuance of definitive guidance on this matter, Andrx will assess the unamortized portion of the Entex product rights ($12.5 million as of December 31, 2002), and Entex inventories ($304,000 as of December 31, 2002) for any resulting impairment.

         DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE

         The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. As of December 31, 2002, the Company has a $68.1 million deferred income tax asset. While the Company has considered its ability to carry back certain net operating losses, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to the Statements of Operations in the period such determination was made. Previously the Company recorded a valuation allowance of $7.2 million on certain Cybear net operating loss carryforwards. Due to a change in circumstances during 2002, the Company determined that it is more likely than not that the net operating loss carryforwards will be utilized and, accordingly, the Company reversed the $7.2 million valuation allowance. As of December 31, 2002, the Company determined that no valuation allowance was necessary on its deferred income tax assets after considering the ability to carry back certain net operating losses, future taxable income projections and ongoing prudent and feasible tax planning strategies.

         LICENSING REVENUES FROM KUDCO

         In October 2002, Andrx entered into an agreement with Genpharm and KUDCo, pursuant to which Andrx and Genpharm relinquished any marketing exclusivity rights to the 10-mg and 20-mg strengths of omeprazole (generic Prilosec), thereby accelerating the ability of KUDCo to receive final FDA marketing approval for its version of that product, which KUDCo received on November 1, 2002. Pursuant to the agreement, Andrx is entitled to receive:

         o 15.0% of KUDCo's net profits, as defined in the agreement ("Net Profits"), for approximately six months after the December 9, 2002, launch,

         o 9.0% of KUDCo's Net Profits until the earlier of (a) the next twelve months, or (b) an appellate court decision, as defined in the agreement, and

         o 6.25% of KUDCo's Net Profits during approximately the next 24 months thereafter.

         Such licensing fees may also cease if either Andrx or Genpharm, who is also a party to that agreement with KUDCo, becomes lawfully permitted to launch its own bioequivalent version of Prilosec. Under the provisions of the agreement, KUDCo is required to provide Andrx with an estimate of Andrx's licensing revenues for the month within 10 days from the end of such month. Final licensing fee reports and payments to Andrx on amounts earned in December 2002 and January 2003 are due to Andrx 90 days after the respective month end. Final licensing fee reports and amounts earned thereafter are due to Andrx 60 days after the respective month end. Based on the estimates received from KUDCo, Andrx recorded $16.6 million in estimated licensing revenues in the fourth quarter of 2002, which includes the initial stocking of KUDCo's generic version of Prilosec, commonly referred to as pipeline fill. KUDCo estimates that licensing revenues earned by Andrx for January 2003 and February 2003 will be approximately $9.4 million and $9.8 million, respectively. Future KUDCo licensing revenues will be dependent on a number of factors, including KUDCo's manufacturing capacity, market competition for Prilosec and other factors outside of Andrx's control. The monthly licensing fee amounts due to Andrx are subject to numerous estimates by KUDCo, including shelf stock adjustments, returns, discounts, rebate and other sales allowances and certain related expense items.

         LITIGATION SETTLEMENTS AND RELATED ACCRUALS

         The Company accounts for the exposure of its various litigation matters under the provisions of SFAS No. 5 "Accounting for Contingencies", which requires, among other things, an exposure to be accrued when it becomes probable and estimatable. The Company discloses possible significant exposure for legal matters in Note 16. No accrual or disclosure of legal exposures judged to be remote is required. The exposure to legal matters is evaluated and estimated, if possible, based on, among other things, consultation with legal counsel. Such estimates are based on currently available information and their ultimate outcome may be significantly different than the amounts estimated given the subjective nature and complexities inherent in these areas.

         In July 2002, Andrx and Aventis entered into a preliminary settlement with the direct purchaser class of plaintiffs in the Cardizem CD antitrust litigation that is pending for multidistrict proceedings in the United States District Court for the Eastern District of Michigan. The settlement, which is now binding, calls for a cash payment by Andrx and Aventis to this group in an undisclosed amount. In anticipation of potentially reaching a settlement on certain litigation, Andrx's results for the 2002 second quarter included an estimated litigation settlements charge of $60.0 million. This contingency became probable and estimable in June 2002 as a result of mediation discussions between the Company and the plaintiffs through which the above settlement agreement was reached. However, Andrx intends to vigorously litigate any related cases that cannot settle on a reasonable basis. The portion of the litigation settlements charge that was not paid as of December 31, 2002, is included in Accrued and other liabilities in the December 31, 2002 Consolidated Balance Sheet.

         In January 2003, Andrx and Aventis entered into a settlement agreement in the Cardizem CD antitrust litigation with the indirect purchaser class of plaintiffs as well as with the attorney generals for all 50 states, the District of Columbia and Puerto Rico. This settlement agreement is subject to court approval.

         In the fourth quarter of 2002, Andrx recorded a $5.0 million charge relating to legal claims asserted against the Company.

ANDRX CORPORATION AND SUBSIDIARIES

CONSOLIDATED SELECTED FINANCIAL DATA

         The following summary historical financial information is based on Andrx's consolidated audited financial statements included elsewhere herein. Andrx's consolidated audited financial statements for the years ended December 31, 2002 and 2001 have been audited by Ernst & Young LLP, the Company's current independent auditors. Andrx's consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 were audited by Arthur Andersen LLP, the Company's former independent auditors.


                                                                        YEARS ENDED DECEMBER 31,
                                                         (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
                                           --------------------------------------------------------------------------------------
                                                2002              2001               2000               1999            1998
                                           ---------------   ---------------    ---------------    --------------  --------------
STATEMENTS OF OPERATIONS DATA (1)
Revenues
   Distributed products                      $  534,618        $   495,241        $   329,110        $   262,402     $   215,903
   Andrx products                               209,407            229,003            175,428            134,796          11,472
   Stipulation fees                                   -                  -                  -             70,733          19,130
   Licensing and royalties                       17,340             13,648             14,966              8,059             552
   Other                                          9,615             11,149                456                  -               -
                                             ----------        -----------        -----------        -----------     -----------
Total revenues                                  770,980            749,041            519,960            475,990         247,057
                                             ----------        -----------        -----------        -----------     -----------

Operating expenses
   Cost of goods sold                           620,069            479,595            301,475            235,346         188,226
   Selling, general and administrative (2)      193,253            145,321             82,510             70,010          34,736
   Research and development                      51,479             52,846             45,467             25,327          15,906
   Litigation settlements and other
     charges                                     72,833             14,759              7,322                 -                -
                                             ----------        -----------        -----------        -----------     -----------
Total operating expenses                        937,634            692,521            436,774            330,683         238,868
                                             ----------        -----------        -----------        -----------     -----------

Income (loss) from operations                  (166,654)            56,520             83,186            145,307           8,189

Other income (expense)
   Equity in earnings (losses) of joint
     ventures                                     3,697              1,025             (1,202)              (370)           (931)
   Interest income                                5,420             11,386             13,039              3,603           1,064
   Interest expense                                (200)                 -               (767)            (1,661)           (380)
   Gain on sale of Histex product line            5,094                  -                  -                 -                -
   Minority interest in Cybear                        -                  -              4,146              1,937              85
   Gain on sales of Cybear shares                     -                  -                  -                643             700
                                             ----------        -----------        -----------        -----------     -----------
Income (loss) before income taxes              (152,643)            68,931             98,402            149,459           8,727
Income taxes (benefit)                          (60,826)            31,385             39,870             55,405             333
                                             ----------        -----------        -----------        -----------     -----------
Net income (loss)                            $  (91,817)       $    37,546        $    58,532        $    94,054     $     8,394
                                             ==========        ===========        ===========        ===========     ===========




                                   (Continued)

ANDRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED SELECTED FINANCIAL DATA (CONTINUED)


                                                                               YEARS ENDED DECEMBER 31,
                                                                  (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
                                               -----------------------------------------------------------------------------------
                                                    2002              2001               2000              1999            1998
                                               ---------------   ---------------    ---------------   ---------------   ----------
EARNINGS (LOSS) PER SHARE

ANDRX GROUP COMMON STOCK (3)(4)

Net income (loss) allocated to
    Andrx Group (including Cybear Group from
      January 1, 1998 through September 6,
      2000 and May 18, 2002 through
      December 31, 2002)                        $    (85,873)      $     72,862       $     66,873      $     94,054    $    8,394
Premium on Conversion of Cybear common stock            (526)                 -                  -                 -             -
                                                ------------       ------------       ------------      ------------    ----------
Total net income (loss) allocated to Andrx      $    (86,399)      $     72,862       $     66,873      $     94,054    $    8,394
                                                ============       ============       ============      ============    ==========

Net income (loss) per share of
   Andrx Group common stock
        Basic                                   $      (1.22)      $       1.04       $       0.99      $       1.52    $     0.14
                                                ============       ============       ============      ============    ==========
        Diluted                                 $      (1.22)      $       1.01       $       0.95      $       1.45    $     0.13
                                                ============       ============       ============      ============    ==========

Weighted average shares of Andrx Group
   common stock outstanding
       Basic                                       70,876,000        69,998,000         67,756,000        61,980,000    60,091,000
                                                ============       ============       ============      ============    ==========
       Diluted                                     70,876,000        72,243,000         70,456,000        64,953,000    63,707,000
                                                ============       ============       ============      ============    ==========


CYBEAR GROUP COMMON STOCK (4) (5)

Net loss allocated to Cybear Group
  (from September 7, 2000 through May 17, 2002) $     (5,944)      $    (35,316)      $     (8,341)
Premium on Conversion of Cybear common stock             526                  -                  -
                                                ------------       ------------       ------------

Total net loss allocated to Cybear Group        $     (5,418)      $    (35,316)      $     (8,341)
                                                ============       ============       ============

Basic and diluted net loss per share
   of Cybear Group common stock                 $      (0.80)    $        (6.09)      $      (2.19)
                                                ============       ============       ============

Basic and diluted weighted average
   shares of Cybear Group common stock
   outstanding                                     6,743,000          5,802,000          3,801,000
                                                ============       ============       ============



(1) Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) In 2002, Andrx adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" which resulted in goodwill no longer being subject to amortization. Goodwill amortization expense in 2001, 2000, 1999 and 1998 was $4,967, $1,850, $115, and none, respectively.

(3) Andrx Group share and per share amounts reflect the Company's May 1999 and March 2000 two-for-one stock splits of Andrx common stock effected in the form of 100% stock dividends.

(4) Effective May 17, 2002, all outstanding shares of Cybear common stock were converted to Andrx common stock. For periods subsequent to the Conversion, Andrx will only report earnings (loss) per share for Andrx common stock which includes all of the former Cybear operating results from the effective date of the Conversion and will no longer report separate earnings (loss) per share for the former Cybear common stock.

(5) The basic and diluted weighted average shares of Cybear common stock outstanding and diluted net loss per share of Cybear common stock, included herein for the period from January 1, 2002 to May 17, 2002, and years ended December 31, 2001 and 2000 reflect the July 31, 2001 one-for-four reverse stock split for Cybear common stock.


                                                                                DECEMBER 31,
                                                                              (IN THOUSANDS)
                                              ---------------------------------------------------------------------------------
                                                   2002            2001            2000              1999            1998
                                              ------------    -------------   ------------     -------------    ---------------
BALANCE SHEET DATA

   Cash, cash equivalents and
      investments available-for-sale        $     97,394     $   245,424        $  336,809      $    123,418    $   23,092
   Accounts receivable, net                      130,044         129,900            92,960            72,032        33,811
   Inventories                                   147,967         161,691           101,219            78,771        42,337
   Working capital                               281,576         446,835           453,860           179,829        51,256
   Property, plant and equipment, net            233,828         139,898            77,773            39,874        20,429
   Total assets                                  789,479         789,214           669,416           357,954       121,198
   Short-term borrowings                               -               -                 -            20,226         4,107
   Retained earnings (accumulated deficit)        84,038         176,381           138,835            80,303       (13,751)
   Total stockholders' equity                    565,707         647,894           559,797           220,972        72,583


ANDRX CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO YEAR ENDED DECEMBER 31, 2001

         For 2002, the Company generated a net loss of $91.8 million, as compared to net income of $37.5 million for 2001. For 2002, of the $91.8 million of net loss, $86.4 million of total net loss was allocated to Andrx and $5.4 million of total net loss was allocated to the former Cybear common stock. For 2001, of the $37.5 million of net income, $72.9 million of total net income was allocated to Andrx and $35.3 million of total net loss was allocated to the Cybear common stock.

REVENUES AND COST OF GOODS SOLD

                                                       YEAR ENDED DECEMBER 31,
                                                            (IN THOUSANDS)
                                                -----------------------------------
                                                     2002               2001
                                                ---------------   -----------------

DISTRIBUTED PRODUCTS
Net sales                                            $ 534,618           $ 495,241
Cost of goods sold                                     433,650             410,292
Gross profit                                           100,968              84,949
Gross margin                                             18.9%               17.2%

ANDRX PRODUCTS - BIOEQUIVALENT
Net sales                                            $ 183,873           $ 197,940
Cost of goods sold                                     146,025              52,274
Gross profit                                            37,848             145,666
Gross margin                                             20.6%               73.6%

ANDRX PRODUCTS - BRAND
Net sales                                            $  25,534           $  31,063
Cost of goods sold                                      13,263              12,163
Gross profit                                            12,271              18,900
Gross margin                                             48.1%               60.8%

LICENSING AND ROYALTIES
Revenue                                              $  17,340           $  13,648
Gross profit                                            17,340              13,648
Gross margin                                             100.0%             100.0%

OTHER
Revenue                                             $   9,615            $  11,149
Cost of goods sold                                     27,131                4,866
Gross profit (loss)                                   (17,516)               6,283
Gross margin (loss)                                    (182.2)%               56.4%

TOTAL REVENUE
Net sales                                            $ 770,980           $ 749,041
Cost of goods sold                                     620,069             479,595
Gross profit                                           150,911             269,446
Gross margin                                             19.6%               36.0%


 TOTAL REVENUES AND COST OF GOODS SOLD

         Total revenues increased by 2.9% to $771.0 million for 2002, as compared to $749.0 million for 2001. The increase in total revenues for 2002 as compared to 2001 resulted primarily from increases in net sales of distributed products and licensing and royalties revenue, partially offset by a decline in net sales of Andrx bioequivalent and brand products.

         In 2002, total revenues generated total gross profit of $150.9 million with a gross margin of 19.6%, as compared to a total gross profit of $269.4 million with a gross margin of 36.0% in 2001. The decrease in total gross profit and decline in gross margin for 2002, as compared to 2001, resulted primarily from charges to cost of goods sold throughout 2002 totaling $104.5 million including (i) $41.0 million of charges related to unusable pre-launch inventories of the Company's bioequivalent version of Prilosec, (ii) $38.1 million of charges related to production of the Company's other products and product candidates, including the Company's bioequivalent version of Wellbutrin SR/Zyban, (iii) $19.6 million charge related to excess capacities at Andrx's Massachusetts aerosol manufacturing facilities including, excess facility leases, leasehold improvements, aerosol product inventories, equipment and severance, (iv) $4.9 million charge related to utilization issues at Andrx's Davie, Florida manufacturing facilities, and (v) $867,000 charge related to start-up costs for the Company's Weston, Florida manufacturing facility.

         DISTRIBUTED PRODUCTS

         Net sales from distributed products increased by 8.0% to $534.6 million for 2002, as compared to $495.2 million for 2001. The increase in sales from distributed products reflects the participation in the distribution of generic products introduced by generic manufacturers, and an increase in sales to existing and new customers, generally offset by overall price declines, as is common with generic products. For 2001, sales from distributed products includes approximately $41.3 million of Andrx's participation in the distribution of generic Prozac, which enjoyed marketing exclusivity from August 2001 through February 2002. In February 2002, after the expiration of generic Prozac's marketing exclusivity period, numerous competitors entered the market and the price declined in excess of 90%, resulting in $5.7 million in 2002 net sales from the distribution of generic Prozac manufactured by other pharmaceutical companies.

         In 2002, net sales of distributed products generated $101.0 million of gross profit with a gross margin of 18.9%, as compared to $84.9 million of gross profit with a gross margin of 17.2% for 2001. Such levels of gross margin on sales of distributed products are at the higher end of the historical range of 14% - 21%, but which generally range from 16% - 17%. Among other reasons, this increase in 2002 results from the Company's participation in the distribution of numerous significant generic products that now face competition from multiple generic manufacturers, as well as the Company's participation in other marketing opportunities. Products which face decreasing prices usually yield higher distribution gross margins (but lowers sales prices, as described above). The 2001 year included the high dollar volume net sales, but low gross margin distribution of generic Prozac, during its August 2001 through February 2002 180-day market exclusivity period.

         BIOEQUIVALENT PRODUCTS

         For 2002, net sales of Andrx bioequivalent products decreased by 7.1% to $183.9 million, as compared to $197.9 million in 2001. For 2002 and 2001, net sales of Andrx bioequivalent products include sales of the Company's bioequivalent versions of Cardizem CD, Dilacor XR, Ventolin metered dose inhalers and, commencing in 2002, net sales of the Company's bioequivalent versions of Glucophage, K-Dur and Naprelan. The decrease in net sales of Andrx bioequivalent products for 2002 as compared to 2001 related to a significant decline in net sales of Andrx's bioequivalent version of Ventolin and a decline in net sales of Andrx's bioequivalent version of Cardizem CD, partially offset by 2002 product launches. Net sales of Andrx's bioequivalent version of Ventolin were $14.2 million during 2002, as compared to $50.9 million in 2001, and the significant decrease began during the fourth quarter of 2001 and continued throughout 2002, as a result of a marked increase in competition. Andrx's bioequivalent version of Cardizem CD continues to generate significant levels of net sales and gross profits and materially contributes to Andrx's overall current level of operating results. Net sales of Andrx's bioequivalent products in 2002 include a $721,000 allowance for a November 2002 voluntary recall of the 120 mg Diltia XT capsules.

         In 2002, Andrx's bioequivalent products generated $37.8 million of gross profit with a gross margin of 20.6%, as compared to $145.7 million of gross profit with a gross margin of 73.6% in 2001. Primary contributors to this decrease in gross profit and gross margins were the October 2002 district court determination that the bioequivalent version of Prilosec developed by Andrx infringes valid patents (Nos. `505 and `230) owned by Astra, which Andrx has appealed, the Company recorded a charge of $41.0 million in 2002 including in cost of goods sold to fully reserve the work-in process, finished goods and raw material inventories related to pre-launch quantities of its bioequivalent version of Prilosec, as well as the $34.7 million charge related to production of currently marketed bioequivalent products and pre-launch inventories of its bioequivalent products, including Wellbutrin SR/Zyban. Andrx has experienced and, in the near term, will continue to experience production and utilization issues at its manufacturing facilities. As a result of the expansion of manufacturing facilities in anticipation of new product launches, the Company incurred costs of approximately $4.9 million related to utilization of its Davie, Florida manufacturing facilities, and $867,000 related to start-up costs for the Company's Weston, Florida manufacturing facility, both of which are included in cost of goods sold.

         BRAND PRODUCTS

         For 2002, net sales of Andrx brand products decreased by 17.8% to $25.5 million from $31.1 million in 2001. Net sales of Andrx brand products during 2002 include sales generated from the Histex (cough and cold) through its sale on June 28, 2002, Entex (cough and cold), Embrex (prenatal vitamins) and Anexsia
(pain) product lines and Altocor, the Company's first internally developed brand product. The decrease in net sales in 2002, as compared to 2001, was primarily the result of a lower level of net sales from the cough and cold product lines, and the absence of net sales from the Histex product line after its June 28, 2002 sale, offset by net sales from Anexsia, which the Company began marketing in the fourth quarter of 2001 and Altocor, which the Company began marketing in the third quarter of 2002. Net sales from the cough and cold product lines in 2002 were affected by, among other things, competition from generic introductions.

         The Company's policy is to recognize net sales of its brand products based on, among other things, prescription data provided by external independent sources, the amount of product it believes will be pulled through the distribution channel taking into account, among other things, inventory levels in the distribution channel, which the Company periodically evaluates terms and incentives granted to customers, including the right of return. In connection with Altocor, however, there is a limited amount of prescription and product return history, the Company has limited experience in marketing and selling cholesterol-lowering products, and substantial incentives were granted to customers in connection with the product launch, including the right of return of initial stocking after nine months. As a result, in 2002, the Company recorded approximately $3.8 million in net sales of Altocor on approximately $11.7 million of net sales value of Altocor shipments in 2002. Net sales allowances are also recorded for the Company's other brand products. As a result, the Company had $18.2 million and $14.3 million, respectively, in net sales allowances related to its brand products in its December 31, 2002 and 2001, Consolidated Balance Sheets, respectively.

         In 2002, Andrx's brand products generated $12.3 million of gross profit with a gross margin of 48.1%, compared to $18.9 million of gross profit with a gross margin of 60.8% for 2001. As a result of the Company's estimated level of demand for its brand products and the obsolescence of certain products, due to aging and reformulations caused by generic introductions, the Company provided an inventory allowance of approximately $1.8 million and $4.1 million through cost of goods sold in 2002 and 2001, respectively. Also included in brand cost of goods sold in 2002 is a charge of $3.0 million, related to production failures. Cost of goods sold in 2002 and 2001 included royalties accrued on the net sales generated from the Entex cough and cold line and Anexsia, as well as amortization of the product rights for CTEX, Entex and Anexsia product rights, which are calculated on a straight-line basis. The decrease in the 2002 gross margin also includes the effect of a change in the brand product mix.

         LICENSING AND ROYALTIES

         In 2002, Andrx generated $17.3 million in licensing and royalties revenue, as compared to $13.6 million in 2001. Licensing and royalties revenue for 2002 include $16.6 million of revenues from the agreement with KUDCo, whereby the Company and Genpharm Inc. relinquished their exclusivity rights and thereby accelerated KUDCo's ability to receive final FDA marketing approval for its 10 mg and 20 mg versions of its generic version of Prilosec. Licensing and royalties revenues for 2001 primarily represented $13.0 million of fees from an agreement with Geneva, which was terminated in October 2001. In connection such termination, the Company reacquired from Geneva the marketing rights for certain Andrx brand products under development.

         OTHER REVENUES

         The Company generated $9.6 million of other revenues in 2002, as compared to $11.1 million in 2001. Other revenues for 2002 primarily represented revenues from the contract manufacture of aerosols by the Company's Massachusetts facility and revenues generated by Andrx's Internet operations, primarily the POL web portal.

         During the fourth quarter of 2002, included in cost of goods sold of other revenues, Andrx recorded a charge of $11.8 million related to an excess facilities lease, related leasehold improvements, excess aerosol product inventories, equipment and severance at Andrx's aerosol manufacturing facility in Massachusetts. During 2002, Andrx also recorded a $7.9 million charge to cost of goods sold related to excess capacity in the Massachusetts aerosol facility. In the fourth quarter 2002 Andrx decided not to commit to aerosol research and development ("R&D") and in the first quarter of 2003 Andrx decided to pursue, among other things, a possible sale of the Massachusetts aerosol operations.

SG&A

         SG&A expenses were $193.3 million, or 25.1% of total revenues for 2002, as compared to $145.3 million, or 19.4% of total revenues for 2001. SG&A expenses included expenses related to the administration, marketing, selling and warehousing of distributed and Andrx products, the brand sales and marketing efforts, royalties to the Company's former Co-Chairman and former Chief Scientific Officer related to sales of the Company's bioequivalent version of Cardizem CD, as well as corporate overhead and legal costs with respect to patent infringement matters related to the Company's ANDA filings and antitrust matters. The increase in SG&A expenses in 2002, as compared to 2001, was primarily due to an increase in the brand sales and marketing costs, the expansion of the distribution business including the opening of Andrx's Ohio distribution center, increases in legal costs, insurance premiums, allowances for doubtful accounts receivable, and corporate overhead, offset by a decrease in Internet operating expenses. The Company had approximately 400 sales representatives at December 31, 2002, an increase from approximately 90 sales representatives when the Company acquired CTEX in January 2001. The cost to Andrx of each sales representative ranges from approximately $125,000 to $150,000 per year. In the 2002 second quarter, the Company recorded a $4.0 million charge to the allowance for doubtful accounts receivable relating to the periods prior to January 1, 2002, and $1.4 million related to the first and second quarters of 2002 as the Company believes such charges are not material to any period affected. Operating expenses related to Andrx's Internet operations, are classified as SG&A for all periods presented except cost of goods sold, and cost included in litigation settlement and other charges which include goodwill, the write-off of computer software licenses and other intangible asset, allowance for possible loss on subleasing facilities, merger costs, agreement termination costs and an allowance for a note receivable.

R&D

         R&D expenses were $51.5 million, or 24.6% of Andrx product sales in 2002, as compared to $52.8 million, or 23.1% of Andrx product sales in 2001. R&D expenses reflect the Company's continued commercialization efforts in its bioequivalent (ANDA) and brand product (NDA) product development programs. During 2002, 66% of R&D expenses were in the bioequivalent program and 34% were in the brand program. During 2002, ANDAs were accepted as filed by the FDA for 11 products. Additionally, during 2002, the Company submitted an NDA to the FDA for Metformin XT which was accepted as filed and initiated NDA clinical studies for use of Altocor at doses higher than those currently approved. In 2001, R&D expenses were 67% for the bioequivalent program and 33% for the brand program. In 2002 and 2001, brand R&D expenses include $3.0 million and $2.0 million, respectively, of milestones to Geneva in connection with the October 2001 agreement whereby the Company reacquired from Geneva the marketing rights for certain Andrx brand products under development.

         In its bioequivalent R&D operations, the Company was developing, or investigating the development of, approximately 60 products during 2002. The cost of related bioequivalent biostudies are generally less than $100,000 for each small-scale or pilot study, and approximately $250,000 for each study used in connection with an ANDA submission. The Company estimates that the average cost of developing a controlled release product is approximately $2.0 million and the cost of developing a specialty, niche or immediate release products is approximately $1.0 million. The principal costs incurred in connection with these projects are personnel costs, overhead costs, costs paid to third party contract research organizations for conducting bioequivalence studies and costs for raw materials used in developing the products. In its brand R&D operations Andrx internally formulates and develops its products and uses contract research organizations to conduct and manage clinical studies and prepare NDAs. Brand R&D expenses include personnel costs, overhead, professional services, and costs of raw materials, but primarily include the cost of laboratory services, clinical investigators and contract research organizations that are responsible for conducting the clinical trials required to support a product application with FDA and preparing the NDAs. Typically, the Andrx`s brand product development process (from formulation to NDA approval) will approximate five years at a cost of approximately $20 million to $30 million per product. Andrx's lead brand products currently under development are Metformin XT, for which an NDA was accepted for filing by the FDA in February 2003, Altocor for use at higher doses than those currently approved, and a valproate product designed to treat manic episodes associated with bipolar disorder, various seizure disorders and prophylaxis of migraine headaches, for which an NDA was submitted in March 2003.

LITIGATION SETTLEMENTS AND OTHER CHARGES

         Beginning in August 1998, several putative, or self-appointed, class action lawsuits were filed against Andrx and Aventis arising from the stipulation entered into between Andrx and Aventis in connection with a patent infringement suit brought by Aventis with regard to its product, Cardizem CD. The complaint in each action alleges that Andrx and Aventis, by way of the stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly have given Aventis and Andrx a near monopoly in the U.S. market for Cardizem CD and a bioequivalent version of that pharmaceutical product with the result that direct purchasers such as pharmacies, as well as indirect purchasers such as medical patients who have been issued prescriptions for Cardizem CD are forced to overpay for the drug. In June 2000, the District Court granted summary judgment to plaintiffs finding that the 1997 stipulation was a per se violation of antitrust laws. In anticipation of potentially reaching settlements with all plaintiffs in the related litigations, Andrx recorded an estimated litigation settlements charge of $60.0 million in the second quarter of 2002. Such contingency became estimable in 2002 as a result of the mediation and settlement discussions with the plaintiffs. On November 26, 2002, the Court approved a settlement between the direct purchasers and Andrx and Aventis. In January 2003, Andrx and Aventis entered into a settlement agreement with the indirect purchaser class of plaintiffs, as well as, the state attorney generals for all 50 states, the District of Columbia and Puerto Rico. The settlement agreement is subject to court approval.

         In the fourth quarter of 2002, Andrx recorded a $5.0 million charge relating to legal claims asserted against the Company.

         During the fourth quarter of 2002, Andrx recorded a charge of $7.8 million related to a write-off of goodwill and certain intangible assets for the physician's network and trademarks created during the Mediconsult acquisition. Such charges were the result of management's decision in the fourth quarter of 2002 not to commit additional resources to POL and an evaluation of the goodwill and intangible assets arising from the acquisition of Mediconsult and the subsequent integration of Internet operations into Andrx. As a result, management believes that the future benefits previously associated with this transaction no longer exist under Andrx's current operations. Andrx is pursuing alternatives for POL and decided in the first quarter of 2003 to pursue, among other things, a possible sale of POL.

         Litigation settlements and other charges were $14.8 million in 2001, comprised of $9.3 million associated with the write-off of the remaining net goodwill created in the Reorganization, $2.0 million associated with the write-off of the remaining net goodwill created with the acquisition of Telegraph Consulting Corporation ("Telegraph") by Andrx's Cybear subsidiary in 1999, $1.7 million associated with the write-off of certain computer software licenses that the Company no longer intends to commercialize, and a $1.8 million allowance associated with the loss the Company expects to incur in subleasing all or portions of its facilities. As a result of changes in Cybear's business subsequent to the Reorganization and the Telegraph acquisition, and other considerations, management evaluated the future benefits previously associated with the Reorganization and Telegraph, and determined that goodwill no longer exists.

EQUITY IN EARNINGS OF JOINT VENTURES

         The Company generated $3.7 million of equity in earnings of its unconsolidated joint ventures in 2002, compared to $1.0 million in 2001. For 2002 and 2001, equity in earnings of its joint ventures results from the net sales of the ANCIRC bioequivalent versions of Oruvail and Trental and the CARAN bioequivalent versions of Pepcid and Prozac, offset by the R&D expenses at CARAN.

INTEREST INCOME

         The Company generated interest income of $5.4 million in 2002, as compared to $11.4 million in 2001. The decrease in interest income is primarily the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained and lower interest rates on these investments during 2002, as compared to 2001. The Company invests in taxable, tax-advantaged and tax-free investment grade securities.

INTEREST EXPENSE

         The Company incurred interest expense of $200,000 in 2002, primarily from financing charges on certain insurance policies. There was no interest expense for 2001.

GAIN ON SALE OF HISTEX PRODUCT LINE

         On June 28, 2002, the Company sold the Histex cough and cold line of products. In connection with the sale, the buyer assumed liabilities related to the Histex products and the Company received $1.7 million in cash and is entitled to receive, among other things, quarterly royalty payments on net sales of Histex products for five years. This transaction resulted in a pre-tax net gain of $5.1 million primarily from the extinguishment of liabilities.

INCOME TAXES

         For 2002, the Company recorded an income tax benefit of $60.8 million, or 39.8% of loss before income taxes. Such tax benefit for 2002 included the reversal of a $7.2 million valuation allowance on deferred income tax assets relating to certain net operating loss carryforwards. For 2001, the Company provided $31.4 million for income taxes or 45.5% of income before income taxes. For 2001, the Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes, amortization and write-offs of non-deductible goodwill and intangible assets that are not deductible for tax purposes. In connection with the Reorganization, Andrx changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. Applying the pro rata method for the period from January 1, 2002 through May 7, 2002 and the year ended December 31, 2001 would have resulted in an income tax benefit allocation from Andrx to its Cybear subsidiary of approximately $2.0 million and $7.6 million, respectively.

WEIGHTED AVERAGE SHARES OUTSTANDING

         The basic and diluted weighted average shares of Andrx common stock outstanding was 70.9 million in 2002, as compared to 70.0 million and 72.2 million, respectively, in 2001. For 2002, all potential common shares were excluded from the diluted share computation as the Company reported a net loss and, accordingly such potential common shares were anti-dilutive. In 2002, the Company also excluded the unamortized restricted stock unit grants for the diluted share computation, which are also anti-dilutive. The increase in the basic weighted average number of shares of Andrx common stock outstanding in 2002, as compared to 2001, was attributable to exercises of stock options and issuances of shares under the Company's employee stock purchase plan which commenced on January 1, 2002 and approximately 65,000 shares of Andrx common stock issued in connection with the conversion of Cybear common stock to Andrx common stock on May 17, 2002. All share and per share amounts of Andrx common stock give effect to the May 1999 and March 2000 two-for-one stock splits of Andrx common stock effected in the form of 100% stock dividends.

         The basic and diluted weighted average shares of Cybear common stock outstanding was 6.7 million for the period from January 1, 2002 to May 17, 2002 (at which date such shares were converted into Andrx common stock) and 5.8 million for 2001. All common stock equivalents were excluded from the diluted share computation as Cybear was allocated a net loss, and accordingly, such stock equivalents were anti-dilutive. After May 17, 2002, no Cybear common stock was outstanding as a result of its conversion to Andrx common stock. For 2001, Cybear common stock includes the 2.9 million shares issued in conjunction with the acquisition of Mediconsult. The basic and diluted weighted average shares of Cybear common stock included herein give effect to the July 2001 one-for-four reverse stock split of Cybear common stock.

YEAR ENDED DECEMBER 31, 2001, AS COMPARED TO YEAR ENDED DECEMBER 31, 2000

         For 2001, the Company generated net income of $37.5 million, as compared to net income of $58.5 million for 2000. For 2001, of the $37.5 million in net income, $72.9 million of total net income was allocated to Andrx common stock and $35.3 million of total net loss was allocated to Cybear common stock. For 2000, of the $58.5 million in net income, $66.9 million of total net income was allocated to Andrx common stock and $8.3 million of total net loss was allocated to Cybear common stock.

         ANDRX CORPORATION AND SUBSIDIARIES

         REVENUES AND COSTS OF GOODS SOLD


                                                                     YEAR ENDED DECEMBER 31,
                                                                         (IN THOUSANDS)
                                                              ----------------------------------
                                                                  2001                2000
                                                              --------------     ---------------

         DISTRIBUTED PRODUCTS
         Net sales                                               $  495,241         $   329,110
         Cost of goods sold                                         410,292             272,949
         Gross profit                                                84,949              56,161
         Gross margin                                                 17.2%               17.1%

         ANDRX PRODUCTS - BIOEQUIVALENT
         Net sales                                               $  197,940         $   175,428
         Cost of goods sold                                          52,274              28,526
         Gross profit                                               145,666             146,902
         Gross margin                                                 73.6%               83.7%

         ANDRX PRODUCTS - BRAND
         Net sales                                               $   31,063         $         -
         Cost of goods sold                                          12,163                   -
         Gross profit                                                18,900                   -
         Gross margin                                                 60.8%                   -

         LICENSING AND ROYALTIES
         Revenue                                                 $   13,648         $    14,966
         Gross profit                                                13,648              14,966
         Gross margin                                                100.0%              100.0%

         OTHER
         Revenue                                                 $   11,149         $       456
         Cost of goods sold                                           4,866                   -
         Gross profit                                                 6,283                 456
         Gross margin                                                 56.4%              100.0%

         TOTAL
         Total revenues                                          $  749,041         $   519,960
         Cost of goods sold                                         479,595             301,475
         Gross profit                                               269,446             218,485
         Gross margin                                                 36.0%               42.0%


TOTAL REVENUES AND COST OF GOODS SOLD

         Total revenues increased by 44.1% to $749.0 million for 2001, as compared to $520.0 million for 2000. The increase in total revenue for 2001, as compared to 2000, is primarily related to increases in net sales of distributed products, net sales of Andrx bioequivalent products resulting from the acquisition of the Ventolin product in March 2001, net sales of Andrx brand products resulting from the acquisition of CTEX in January 2001 and other revenues primarily contract manufacturing from the acquisition of aerosol manufacturing facilities in Massachusetts.

         In 2001, total revenues generated total gross profit of $269.4 million with a gross margin of 36.0%, as compared to a total gross profit of $218.5 million with a gross margin of 42.0% in 2000. The increase in total gross profit is related primarily to the increase in total revenues while the decrease in gross margin reflect changes in the revenue mix.

         DISTRIBUTED PRODUCTS

         Net sales from distributed products increased by 50.5% to $495.2 million for 2001, as compared to $329.1 million for 2000. Commencing March 2000, sales from distributed products include sales from Valmed, which the Company acquired certain assets of in March 2000. The increase in sales from distributed products reflects the participation in the distribution of generic products launched by other pharmaceutical companies and an increase in sales to existing and new customers, generally offset by overall price declines. For 2001, sales from distributed products includes approximately $41.3 million of Andrx's participation in the distribution of generic Prozac, which enjoyed marketing exclusivity from August 2001 through January 2002.

         In 2001, net sales of distributed products generated $84.9 million of gross profit with a gross margin of 17.2%, as compared to $56.2 million of gross profit with a gross margin of 17.1% for 2000.

         BIOEQUIVALENT PRODUCTS

         For 2001 and 2000, net sales of Andrx bioequivalent products of $197.9 million and $175.4 million, respectively, include sales of the Company's bioequivalent versions of Dilacor XR and Cardizem CD and, commencing on April 1, 2001, the Company's bioequivalent version of Ventolin, which the Company acquired with the acquisition of Andrx's aerosol manufacturing facility in Massachusetts. During 2001, sales of the Company's bioequivalent version of Ventolin were $50.9 million. During 2001 and 2000, Andrx's bioequivalent version of Cardizem CD generated significant net sales and gross profits and significantly contributed to the Company's overall level of operating results.

         In 2001, Andrx's bioequivalent products generated $145.7 million of gross profit with a gross margin of 73.6%, as compared to $146.9 million of gross profit with a gross margin of 83.7% in 2000. As a result of the expansion of manufacturing facilities in anticipation of new product launches, in 2001 the Company incurred costs of approximately $3.6 million related to utilization of its Davie, Florida facilities.

         BRAND PRODUCTS

         In 2001, net sales of Andrx brand products of $31.1 million included the sales of the CTEX products which the Company acquired on January 23, 2001, the Entex product line, which the Company acquired on June 30, 2001, and sales of the Anexsia product line, which the Company acquired marketing rights to on July 1, 2001 from Mallinckrodt. In 2000, the Company did not generate any brand product sales as it commenced its brand sales operations in January 2001 with the acquisition of CTEX. When recognizing net sales, the Company takes into consideration, among other things, the customers' right of return, historical prescription and return data, incentives granted to customers, generic introduction and the levels of inventory in the distribution channel. The Company periodically evaluates the inventory position in the distribution channel to determine whether high levels of product exist. In 2001, the Company determined that the levels of inventory in the distribution channel for certain brand products increased to high levels, primarily due to a significantly lighter than expected cough and cold season and increased competition from generic introductions, thereby resulting in lower than anticipated sell-through in the distribution channel. As a result, in 2001 the Company recorded a sales allowance of $14.3 million.

         In 2001, within Andrx products, Andrx's brand products generated $18.9 million of gross profit with a gross margin of 60.8%. As a result of the Company's estimated level of demand for its brand products and the obsolescence of certain products due to reformulations caused by generic introductions, the Company provided an inventory allowance of approximately $4.1 million through cost of goods sold in 2001.

         LICENSING AND ROYALTIES

         The Company generated $13.6 million of licensing and royalties in 2001, as compared to $15.0 million in 2000. Licensing and royalties for 2001 primarily represented $13.0 million of fees from an agreement with Geneva through the October 2001 termination of such agreement. As a result of the termination of the Geneva agreement, the Company will no longer earn $1.0 million per month in recurring fees. However, the Company reacquired all of Geneva's marketing rights for two brand products under development by the Company. For 2000, licensing and royalties of $15.0 million included primarily $14.0 million in fees from Geneva.

         OTHER

         The Company generated other revenues of $11.1 million in 2001, as compared to $456,000 in 2000. Other revenues for 2001 consisted primarily of $6.4 million of revenues from Andrx's aerosol contract manufacturing business and $4.8 million of other revenues generated by its Internet operations. In connection with an increase in competition for Andrx's bioequivalent version of Ventolin which began in the fourth quarter of 2001, the Company experienced a decrease in net sales and lower gross margins, as well as a related decrease in production levels. The Company incurred costs of approximately $1.4 million, included in cost of goods sold, relating to unabsorbed manufacturing costs at its Massachusetts aerosol manufacturing facilities.

 SG&A

         SG&A expenses were $145.3 million, or 19.4% of total revenues for 2001, as compared to $82.5 million, or 15.9% of total revenues for 2000. SG&A expenses include expenses related to the administration, marketing, selling and warehousing of distributed and Andrx products, the establishment of brand sales and marketing efforts, royalties to the Company's Co-Chairman and former Chief Scientific Officer related to sales of the Company's bioequivalent version of Cardizem CD, Cybear Internet operating expenses, other than cost of goods sold and litigation and other charges, as well as corporate overhead, and legal costs with respect to patent infringement matters related to the Company's ANDA filings and anti-trust matters. The increase in SG&A expenses in 2001, as compared to 2000, was primarily the result of an increase in sales of distributed and Andrx products, the building of a brand sales force and marketing infrastructure, an increase in Internet operating expenses, and an increase in legal costs. The Company had approximately 300 sales representatives as of December 31, 2001 up from approximately 90 representatives when CTEX was acquired in January of 2001.

R&D

         R&D expenses were $52.8 million, or 23.1% of Andrx product sales in 2001, as compared to $45.5 million, or 25.9% of Andrx product sales in 2000. The increase in R&D expenses of $7.4 million or 16.2% reflects the Company's continued commercialization efforts in its bioequivalent (ANDA) and brand name
(NDA) product development programs. For 2001, R&D expenses were 67% for the bioequivalent program and 33% for the brand program. For 2000, R&D expenses were 60% for the bioequivalent program and 40% for the brand program. During 2001, ANDAs were accepted as filed by the FDA for 16 products. Additionally, during 2001, the Company submitted its first NDA to the FDA for Altocor, a high-potency extended-release lovastatin, and completed Phase III NDA clinical studies for Metformin XT. In 2001, R&D expenses include a $2.0 million milestone to Geneva.

LITIGATION SETTLEMENTS AND OTHER CHARGES

         Litigation settlements and other charges were $14.8 million in 2001, as compared to $7.3 million in 2000. In 2001, litigation settlements and other charges include $9.3 million associated with the write-off of the remaining net goodwill created in the Reorganization and $2.0 million associated with the write-off of the remaining net goodwill created with the acquisition of Telegraph by Cybear in 1999. Such write-offs were the result of an evaluation of the goodwill arising from these transactions giving consideration to, among other things, changes in Cybear's business subsequent to the Reorganization and acquisition of Telegraph. As a result, management believes that the future benefits previously associated with the Reorganization and Telegraph goodwill no longer exist. In 2000, the Company incurred a total of $3.3 million of costs in connection with the Reorganization, $2.0 million of impairment and related charges to certain assets and costs to terminate an arrangement and a $2.0 million net allowance against a certain note receivable.

EQUITY IN EARNINGS (LOSSES) OF JOINT VENTURES

         The Company generated $1.0 million of equity in earnings of its unconsolidated joint ventures in 2001, compared to $1.2 million of equity in losses of its joint ventures in 2000. For 2001, equity in earnings of its joint ventures is a result of the net sales of the ANCIRC bioequivalent versions of Oruvail and Trental and the CARAN bioequivalent version of Pepcid, reduced by operating expenses primarily R&D expenses. For 2000, equity in losses of its joint ventures is a result of R&D expenses, offset by net sales of the ANCIRC bioequivalent version of Trental.

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

MINORITY INTEREST

         Minority interest in Cybear was $4.1 million in 2000. There was no minority interest in Cybear after the Reorganization, as Andrx Corporation now owns 100% of Cybear.

INCOME TAXES

         For 2001, the Company provided income taxes of $31.4 million, or 45.5% of income before income taxes. The Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes, amortization and write-offs of non-deductible goodwill of Cybear. For 2000, the Company provided $39.9 million for income taxes, or 40.5% of income before income taxes. The Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes and Andrx's inability to utilize its share of Cybear's losses when Andrx's ownership of Cybear was reduced below 80% during the period from June 23, 1999 to September 6, 2000. For 2000, net income includes the reversal of a valuation allowance in deferred income tax assets of $3.6 million. In connection with the Reorganization, Andrx changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. Applying the pro rata method for the year ended December 31, 2001 and the period from September 7, 2000 through December 31, 2000 would have resulted in an income tax benefit allocation from Andrx to Cybear of approximately $7.6 million and $4.8 million, respectively.

WEIGHTED AVERAGE SHARES OUTSTANDING

         The basic and diluted weighted average shares of Andrx common stock outstanding were 70.0 million and 72.2 million, respectively, in 2001, as compared to 67.8 million and 70.5 million, respectively, in 2000. Such increases resulted primarily from stock option exercises and the issuance of approximately 291,400 shares in connection with the January 2001 acquisition of CTEX. All share and per share amounts of Andrx common stock give effect to the May 1999 and March 2000 two-for-one stock split of Andrx common stock effected in the form of a 100% stock dividend.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002, the Company had $97.4 million in cash, cash equivalents and investments available-for-sale, and $281.6 million of working capital.

OPERATING ACTIVITIES

         In 2002, net cash used in operating activities was $44.0 million, compared to net cash provided by operating activities of $27.6 million in 2001 and $57.0 million in 2000.

         In 2002, net cash used in operating activities of $44.0 million includes a net loss of $91.8 million, increases in accounts receivable of $13.2 million, prepaid and other assets of $4.0 million, and income taxes of $40.1 million, offset by a decrease in inventories of $11.6 million, increases in accounts payable and accrued and other liabilities of $67.6 million. In addition, 2002 also includes a gain on the sale of Histex product line of $5.1 million, equity in earnings of joint ventures of $3.7 million and deferred income tax benefit of $25.8 million, offset by depreciation and amortization of $22.1 million, a provision for doubtful accounts receivable of $13.2 million, other non-cash impairment charges related to the Company's Internet and aerosol operations of $19.6 million and income tax benefits on exercises of stock options of $5.4 million.

         In 2001, net cash provided by operating activities of $27.6 million includes net income of $37.5 million, income tax benefits on exercises of stock options of $18.4 million, an increase in accounts payable and accrued and other liabilities of $16.3 million, and a decrease in prepaid and other assets of $6.2 million, offset by increases in accounts receivable of $35.0 million, inventories of $41.0 million, and income taxes of $3.8 million. In addition, 2001 also includes depreciation and amortization of $22.0 million, a provision for doubtful accounts receivable of $1.4 million, and $14.8 million of other non-cash impairment charges related to the Company's Internet and aerosol operations, offset by equity in earnings of joint ventures of $1.0 million and a deferred income tax benefit of $8.0 million.

         In 2000, net cash provided by operating activities of $57.0 million includes net income of $58.5 million, income tax benefits related to exercises of stock options of $19.9 million, increases in accounts payable and accrued and other liabilities of $14.4 million, and a decrease in prepaid and other assets of $1.4 million, offset by an increase in accounts receivable of $15.9 million, an increase in inventories of $18.3 million and income taxes of $5.2 million. In addition, 2000 also includes depreciation and amortization of $9.6 million, provision for doubtful accounts receivable of $651,000, other non-cash impairment charges related to the Company's Internet and aerosol operations of $2.0 million, undistributed equity in losses of joint venture of $1.2 million, offset by minority interest in Cybear of $4.1 million and deferred income tax benefit of $7.1 million.

INVESTING ACTIVITIES

         Net cash provided by investing activities was $11.1 million in 2002, as compared to net cash used-in investing activities of $90.0 million in 2001 and $196.5 million in 2000.

         In 2002, net cash provided by investing activities of $11.1 million consisted of $121.0 million in maturities of investments available for sale, offset by $112.3 million in purchases of property, plant and equipment, $1.6 million in proceeds from the sale of Histex product line and $949,000 in proceeds from distributions of joint ventures.

         In 2001, net cash used in investing activities of $90.0 million consisted of $75.1 million in purchases of property and equipment; $16.9 million in the acquisition of brand product rights, $14.8 million in the acquisition of CTEX, net of cash acquired; $18.2 million in the acquisition of certain assets of Armstrong; and $3.2 million in advances to and transaction costs associated with the Mediconsult acquisition; offset by $38.3 million in maturities of investments available for sale.

         In 2000, net cash used in investing activities of $196.5 million consisted of $44.5 million in purchases of property and equipment, $130.0 million in purchases of investments available for sale, $15.2 million in the acquisition of certain assets of Valmed, $3.9 million in funding of convertible note receivable and $2.8 million in costs incurred pertaining to the Reorganization.

FINANCING ACTIVITIES

         Net cash provided by financing activities was $6.0 million in 2002, $9.1 million in 2001 and $222.6 million in 2000.

         In 2002, net cash provided by financing activities consisted of $4.3 million in proceeds from issuances of shares of Andrx common stock from exercises of Andrx stock options, $1.9 million in proceeds from issuances of shares of Andrx common stock under the employee stock purchase plan, which commenced on January 1, 2002, offset by $146,000 in principal payments on capital lease obligations.

         In 2001, net cash provided by financing activities consisted of $9.1 million in proceeds from issuance of shares of Andrx common stock from exercises of Andrx stock options.

         In 2000, net cash provided by financing activities of $222.6 million consisted of $235.8 million in net proceeds from the Company's May 2000 public offering of Andrx common stock, $7.0 million in proceeds from issuance of shares of Andrx common stock from exercises of Andrx stock options, offset by $20.2 million of net repayments on borrowings under the Company's bank loan.

         The Company anticipates that its cash requirements will continue to increase due to the completion of construction of its R&D, manufacturing and corporate facilities, including related equipment, at its Florida and North Carolina facilities. During 2003, the Company expects to incur approximately $60 million in capital expenditures, which it intends to pay for with cash generated from its operations. The Company will periodically review its level of capital expenditure spending based on its level of profitability and cash flow. Absent an acquisition or unforeseen circumstances, Andrx anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future without drawing on the credit facility. On December 30, 2002, Andrx entered into a four-year secured revolving line of credit facility, for up to an aggregate amount of $185.0 million, none of which was outstanding at December 31, 2002. Borrowings available under the credit facility are limited to defined values of eligible accounts receivables, inventories, property, plant and equipment and reasonable reserves established by the lenders. Interest on the outstanding principal balance under the credit facility accrues, at Andrx's option, at either the lender's prime lending rate (4.25% as of December 31, 2002) or 2.00% above the rate quoted by the lenders as the average Eurodollar Rate ("Eurodollar") for 1, 2, 3 and 6-month Eurodollar deposits with, in each case, possible 0.25% upward adjustments, up to a total increase of 1.00%, depending upon Andrx's quarterly average availability and average outstanding borrowings at the time of borrowing. The credit facility also includes an unused line fee of 0.75%. Andrx and its subsidiaries granted the lenders a first priority security interest in substantially all of their respective personal property assets, including without limitation, accounts receivable, inventories, deposit accounts, property, plant and equipment and general intangibles, and real estate owned at the date of the credit facility. The credit facility contains certain financial covenants, which, among other things, (a) prohibit the payment of dividends without the lenders' consent, (b) place certain limits on annual capital expenditures by Andrx and (c) require Andrx to either (x) satisfy a fixed charge coverage ratio or (y) maintain a minimum availability of $75 million. Andrx is currently in compliance with all the required covenants under the credit facility. As of December 31, 2002, approximately $81 million was available under this secured line of credit. As of February 28, 2003 zero was outstanding under the line of credit and approximately $110 million was available.

OUTLOOK

         DISTRIBUTED PRODUCTS

         During 2002, the Company generated $534.6 million in net sales of distributed products. The Company's pharmaceutical distribution operation has a history of consistent quarterly sequential growth as a result of, among other things, generic introduction of new products by other generic manufacturers and the Company's continued penetration of the market servicing independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and, to a lesser extent, physicians' offices. The Company believes that it will be able to continue to expand in this market, both in terms of per store volume and customer locations, particularly with the opening of its Ohio distribution center in the second half of 2002. The Company anticipates that the Ohio distribution center will create additional distribution opportunities nationally by improving its ability to service various geographic regions.

         The ability of the Company to provide consistent sequential quarterly growth is affected, in large part, by the Company's participation in the launch of new products by other generic manufacturers, and the advent and extent of competition encountered by these products, and the other products distributed by the Company. Sales prices for products typically decline with the advent of competition particularly such products had an initial exclusivity period. As an example, the Company's net sales of distributed products in 2001 included approximately $41.3 million from the distribution of generic Prozac, which had a 180-day marketing exclusivity beginning in August 2001. Upon the expiration of that exclusivity in January 2002, numerous generic manufacturers entered the market and the price declined by more than 90% in 2002. Andrx's net sales for 2002 for the distribution of generic Prozac were $5.7 million. Consequently, growth in net sales will continue to primarily be a function of new generic products launched by other generic manufacturers, offset by the overall level of net price declines on existing distributed products. Andrx's pharmaceutical distribution business competes with a number of large wholesalers which market both brand and bioequivalent pharmaceutical products to their customers and may offer broader marketing programs. Andrx also competes with other distributors of pharmaceuticals. Though the distribution business is historically a low margin industry, Andrx believes that consolidation among wholesalers (who already had far greater financial and other resources than Andrx), the growing role of managed care organizations, the formation of buying groups and competition between distributors could result in increased price reductions. Nevertheless, the Company's distribution operation is expected to continue to grow at a rate consistent with the growth of the overall generic industry.

         The Company's distribution operation will participate and play a significant role in the launch of Andrx's bioequivalent products. For external reporting purposes, this segment's financial results do not include its participation in the distribution of Andrx bioequivalent products. Such sales are classified as Andrx product sales in the Company's Consolidated Statements of Operations.

         ANDRX BIOEQUIVALENT PRODUCTS

         During 2002, the Company generated net sales of $183.9 million from its bioequivalent products (including sales of Andrx products by the Company's distribution operations), which included $136.7 million in sales of the Company's bioequivalent versions of Cardizem CD, Dilacor XR and Ventolin and $47.1 million in sales from the Company's bioequivalent versions, K-Dur, Naprelan and Glucophage launched in 2002. The Company's bioequivalent products generated gross profits of $37.8 million and a gross margin of 20.6% in 2002.

         The bioequivalent pharmaceutical industry is highly competitive and selling prices are often subject to significant and rapid declines from competition among existing or new bioequivalent manufacturers entering the market. In Andrx's sales efforts for its bioequivalent products, Andrx competes with domestic and international companies and bioequivalent divisions of large brand pharmaceutical companies. Many of these competitors offer a wider variety of bioequivalent products to their customers. As patents and other basis for market exclusivity expire, bioequivalent competitors enter the marketplace. Normally, there is a unit price decline as the number of bioequivalent competitors increases. The timing of these price decreases is difficult to predict and can result in a significantly curtailed profitability for a bioequivalent product. In addition, Andrx's bioequivalent products may be affected by competition involving the corresponding brand product, including the introduction and promotion of either alternative branded versions or OTC versions of such products. As a result, Andrx's bioequivalent version of Cardizem CD continues to generate significant net sales for the Company. As a third competitor to Cardizem CD is expected to begin selling its product in 2003 or 2004, this new competitor or other lesser factors may significantly affect net sales and gross profits of Andrx's bioequivalent version of Cardizem CD and its material contribution to Andrx's results of operations.

         The Company believes its controlled-release products will face more modest competition than other bioequivalent products due to the limited number of competitors having the scientific expertise, legal expertise, and financial resources, necessary to develop these products and bring them to market. The Company also believes that, for various reasons, its specialty or niche bioequivalent products may also face less competition than most bioequivalent products. These competitive barriers, combined with the synergistic value derived from the Company's pharmaceutical distribution operation, are intended to better position the Company to compete in the highly competitive bioequivalent product marketplace.

         Currently, Andrx's overall level of profitability remains dependant on a relatively small number of products and Andrx's ability to successfully manufacture sufficient quantities of these products on a timely basis. If these products, and particularly Andrx's bioequivalent version of Cardizem CD, were to experience increased competition, and the resulting price reductions and/or reduced market shares, Andrx's operating results would be significantly adversely affected. For an example, increased competition, commencing in the fourth quarter of 2001, for the Company's bioequivalent version of Ventolin and continued throughout 2002, resulted in a substantial reduction in the Company's sales from that product and its overall profitability.

         Future growth in the bioequivalent products business will be generated from the launch of new products. The most significant of Andrx's product candidates are Wellbutrin SR/Zyban, Tiazac and the Claritin family of products (Claritin-D 24, Claritin-D 12, and Claritin Reditabs, all of which have been converted into OTC products by the brand holder). The timing of these product launches is dependent upon a number of factors, including factors outside of the Company's control. These factors include the receipt of FDA final marketing approval, new Orange Book patent listings and related patent infringement litigation, the expiration of other's exclusivity rights, and the favorable resolution of patent litigation. The net sales and gross profits to be generated by these new products will also be affected by the amount of bioequivalent competition they encounter, particularly after the expiration of any 180-day exclusivity period that the Company anticipates having, either alone or shared. Andrx has made, is in the process of making or will make commercial quantities of certain new products prior to the date in which Andrx anticipates that such products will receive FDA final marketing approval and/or satisfactory resolution of the patent infringement litigation involving them. The commercial production of these products involves the risk that such product(s) may not be approved for marketing by the FDA on a timely basis or ever and/or that the results of such litigation may not be satisfactory. This risk notwithstanding, Andrx plans to continue to scale-up and build inventories of certain products that have not yet received final FDA marketing approval and/or satisfactory resolution of patent infringement litigation, when it believes that such action is necessary and appropriate in relation to the commercial value of its product launch opportunity including an exclusivity period.

         In late February 2003, Andrx proposed amendments to its ANDAs for its bioequivalent versions of Wellbutrin SR/Zyban, even though it believed that those ANDAs were nearing the last stages of FDA's final approval process, and it was in the late stage of the process of building launch quantities for these products. This action was taken to change a specification which Andrx had previously agreed to, but later determined, based upon additional manufacturing experience and analysis, should be changed. Though Andrx has supplied scientific evidence that this issue only affects expiration dating, and not the efficacy or safety of the products, and is consistent with the FDA's guidance on impurities, the FDA has advised that the specification that it previously agreed to needs to be further revised, in a manner adverse to the Company's position, as a result of updated USP specifications that the FDA is now seeking to enforce. The Company is in discussions with the FDA and USP on this issue, and cannot at this time accurately advise whether or when such issues will be satisfactorily resolved or these product introductions will occur.

         The FDA granted final marketing approval for Claritin-D 24 in February 2003, and Andrx anticipates that Perrigo, its licensee, will commence selling this product as a store brand, in mid-2003. The Company believes that the only substantive matter delaying approval of Andrx's bioequivalent versions of Claritin D-12 and Claritin Reditabs is the expiration of the 180-day market exclusivity period for each of those products. The Company also believes that its bioequivalent version of Tiazac is nearing FDA final marketing approval.

         ANDRX BRAND PRODUCTS

         In its brand products business, Andrx began to ship and promote Altocor, it's first internally developed product, in July 2002, and recorded approximately $3.8 million in net sales of Altocor on shipments of approximately $11.7 million (estimated net sales value) in 2002. Andrx deferred recognition of the net sales relating to a significant portion of the shipments of Altocor, given the limited amount of prescription and return history and the sales terms and incentives offered to customers (which included a right of return of initial stocking). Though current sales and marketing trends would equate to 2003 net sales of Altocor of approximately $35.0 million, a number of new sales and marketing initiatives have been or are in the process of being implemented which management believes will increase such sales to approximately $50.0 million.

         With Altocor's launch, the Company has entered a highly competitive market against brand pharmaceutical manufacturers having significantly larger and more experienced sales forces and significantly greater financial resources dedicated to advertising and promotion. Net sales for Altocor will be subject to significant accounting estimates for, among other things, the ability of the Company's sales force to promote to physicians, generate product demand and pull product through the distribution channel, and the Company's ability to estimate returns. The Company's estimate of returns will be based on, among other things, terms offered to customers and an estimate of expected prescription levels. Consistent with industry practice, the Company may offer allowances on initial purchases and generally provide for a right of return or exchange. As low prescription levels of Altocor are anticipated during the early stages of the launch, sales, marketing, advertising and promotional costs will exceed gross profits from net sales of Altocor until a profitable sales level is achieved.

         Andrx's application for a registered trademark for Altocor has been opposed by Kos Pharmaceuticals, who alleges that there is a likelihood of confusion between Kos' trademark, Advicor, and Altocor. Andrx has requested FDA guidance on other names, and may seek to change the name of Altocor.

         In connection with existing brand products, net sales in 2003 will be recognized to the extent that they are reasonably pulled through the distribution channel. Additionally, as most current net sales from Andrx brand products relate primarily to cough cold products, such net sales are subject to seasonality. Moreover, since the Company expects to dedicate its sales force's efforts to Altocor, net sales of other Andrx brand products could be adversely affected.

         On February 25, 2003, the FDA announced that it intends to publish a FEDERAL REGISTER notice to describe its enforcement policy with respect to products such as the Entex line of products with respect to products that are presently on the market without an approved ANDA or NDA. The Entex line of products are prescription-only products that did not require the submission and approval of an NDA in order to be marketed. As a result of the FEDERAL REGISTER notice, Andrx may be required to seek FDA approval for marketing the Entex line of products and may be required to market some or all of these products as over-the-counter products. Upon issuance of definitive guidance on this matter, Andrx will assess the unamortized portion of the Entex product rights ($12.5 million as of December 31, 2002), and Entex inventories ($304,000 as of December 31, 2002) for any resulting impairment.

         LICENSING AND ROYALTIES

         Andrx expects to continue to generate significant licensing revenues from its agreement with KUDCo. Pursuant to the KUDCo agreement, Andrx is entitled to receive:

         o 15.0% of KUDCo's net profits, as defined in the agreement, for approximately six months after the December 9, 2002, launch,

         o     9.0% of KUDCo's net profits until the earlier of
                 (a) the next twelve months, or
                 (b) an appellate court decision, as defined in the agreement,
                     and

         o 6.25% of KUDCo's net profits during approximately the next 24 months thereafter.

         Such licensing fees may also cease if Andrx or Genpharm, who is also a party to that agreement with KUDCo, becomes lawfully permitted to launch its own bioequivalent version of Prilosec. Andrx earned $16.6 million in estimated licensing revenues in the month of December 2002, which includes the initial stocking of KUDCo's generic version of Prilosec, commonly referred to as pipeline fill. KUDCo estimates that license revenues earned by Andrx for January and February 2003 will be approximately $9.4 million and $9.8 million, respectively. Future KUDCo licensing revenues will be dependent on a number of factors, including, among other things, KUDCo's manufacturing capacity, market competition for Prilosec and other factors outside of Andrx's control. Payments to Andrx on amounts earned in December 2002 and January 2003 are due to Andrx 90 days after the respective month end. Amounts earned thereafter are due to Andrx 60 days after the respective month end.

         OTHER REVENUES

         In 2002, the Company generated $9.6 million of Other revenues primarily contract manufacturing services at Andrx's Massachusetts aerosol manufacturing facilities and Internet related revenues. Based on the Company's recent decision to seek alternatives for its aerosol manufacturing facilities and Internet assets, including possible divestiture, other revenues in the future will significantly decrease from the 2002 levels or may not exist at all.

         COST OF GOODS SOLD

         Through much of 2002, Andrx operated certain of its manufacturing facilities on a 24-hour a day, 7-days a week production cycle, in order to meet the market demand for its current and anticipated products. Moreover, because Andrx manufactures products that employ a variety of technology platforms, certain of its manufacturing capabilities were over-utilized, while others were underutilized, and inefficiencies, equipment failures and rejected lots at times interrupted Andrx's ability to fully meet the actual demand for certain of its marketed products. Andrx has taken a number of steps to address these problems, including the acquisition of a new facility in Morrisville, North Carolina. Though Andrx previously announced its intention to have the first phase of this facility operational in 2005, the Company is re-evaluating this determination as a result of the recent issues surrounding the approval and marketing of the Company's bioequivalent version of Wellbutrin SR/Zyban. Depending on the Company's ultimate determination of this matter, the timing and outcome of the issues involving the marketing of the Company's bioequivalent versions of Prilosec and/or Wellbutrin SR/Zyban, and the manufacturing quantities of such products required in the event the Company were to launch this product, the Company may not be able to meet the market demand for all of the products it is currently manufacturing and in its pipeline.

         Throughout 2003, Andrx will continue to focus on improving its pharmaceutical manufacturing operations. Andrx's Weston, Florida manufacturing facility is expected to become fully operational by 2004 and will produce specialty, niche and immediate release products, including oral contraceptives. Andrx is also exploring alternatives, including a possible divestiture of its Massachusetts aerosol manufacturing facilities. Until all of these efforts come to fruition, Andrx will continue to incur costs related to the start-up at its Weston, Florida and North Carolina facilities, utilization issues at its Davie, Florida facilities and excess capacities at its Massachusetts aerosol manufacturing facilities. The Company expects to incur approximately $5 million to $6 million per quarter of such other unabsorbed manufacturing costs in the form of start-up costs and utilization issues, before the possible divestiture of its Massachusetts aerosol facilities and commencement of production of its Weston, Florida facility. The Company will also incur additional charges directly to cost of goods sold for allowances on inventories for production of products and product candidates including approximately $5.6 million in the first quarter of 2003 for Andrx bioequivalent version of Wellbutrin SR/Zyban placed into production after December 31, 2002.

         SG&A EXPENSES

         The Company's SG&A expenses are related to the level of sales and the sales product mix, which includes distributed products, Andrx bioequivalent products and Andrx brand products. The Company anticipates that its SG&A expenses will continue to increase, primarily as a result of the expansion of its brand sales force, increases in promotion of Altocor, and the operation of Andrx's Ohio distribution facility. Andrx continues to evaluate alternatives concerning its POL Internet assets, including a possible divestiture. The Company's brand sales force was created in January 2001, with the acquisition of CTEX and its approximate 90 sales representatives. Through the 2003 first quarter the Company increased the number of sales representatives to approximately 425. Altocor promotional expenses, which are expensed as incurred, will be periodically evaluated throughout 2003 taking into consideration, among other things, the Company's profitability and any co-promotional arrangements for Altocor. Even with substantial increases in its sales force and promotional spending, the Company's sales force and planned promotional spending for 2003 are likely to be significantly less than its competitors'.

         R&D EXPENSES

         Andrx anticipates that R&D expenses for 2003 will increase to approximately $60 million from approximately $51.5 million for 2002, as a result of continued spending in bioequivalent drug development (ANDA) and brand product development (NDA). R&D expenses will be periodically evaluated throughout 2003 following consideration, among other things, of the Company's level of profitability. Andrx currently expects that its 2003 R&D expenses will be allocated approximately 50% to bioequivalent products and 50% to brand products. During 2003, the Company expects to file at least 10 ANDAs, of which three have already been filed through March 25, 2003. Additionally, in 2003 the Company has submitted an NDA for its valproate product.

         INCOME TAXES

         The Company believes its federal and state effective tax rate for 2003 will be approximately 38%.


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

         GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) in an acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer subject to amortization. Instead, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair-value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. As required under SFAS No. 142, the Company completed the transitional impairment test of goodwill during the second quarter of 2002. Based on the results of this test, the Company determined that there was no impairment of goodwill as of January 1, 2002.

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

         LONG-LIVED ASSETS

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, adoption of the provision of SFAS No. 144 had no effect on the Company's consolidated financial statements.

         In April 2002 the FASB issued SFAS No. 145, which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item in the statements of operations. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). Any gain or loss on extinguishment of debt that were presented as extraordinary items in prior periods but which do not qualify for classification as an extraordinary item under Opinion No. 30, are to be reclassified. Companies are required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002 but may elect to early adopt. Adoption of the provisions of this pronouncement had no effect on the Company's consolidated financial statements.

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

         ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE

         On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB No. 25, "Accounting for Stock Issued to Employees."

         SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002, with earlier application permitted for entities with fiscal years ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year were not issued prior to the issuance of SFAS No. 148 (December 31, 2002). The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002.

         CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER

         In November 2001, the Emerging Issues Tasks Force ("EITF") issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)". This pronouncement addresses the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller). This pronouncement is effective for annual or interim periods beginning after December 15, 2001. Adoption of the provisions of EITF 01-09 in 2002 did not have a material impact on the consolidated financial statements of the Company, and, accordingly, prior years amounts were not reclassified to conform to the current presentation.

         STOCK SPLITS

         In March 2000, the Company implemented a two-for-one stock split of Andrx common stock in the form of a 100% stock dividend. All Andrx share and per share amounts included herein give effect to this stock split.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             Not applicable



ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



ANDRX CORPORATION AND SUBSIDIARIES                                    PAGES
                                                                     --------

Reports of Independent Certified Public Accountants                   75 - 77

Consolidated Balance Sheets as of December 31, 2002 and 2001             78

Consolidated Statements of Operations for the years
   ended December 31, 2002, 2001 and 2000                                79

Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 2002, 2001 and 2000                                80

Consolidated Statements of Cash Flows for the years
   ended December 31, 2002, 2001 and 2000                             81 - 82

Notes to Consolidated Financial Statements                           83 - 135

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of Andrx Corporation:

         We have audited the accompanying consolidated balance sheets of Andrx Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Andrx Corporation for the year ended December 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 20, 2002 (except for the matters discussed in Notes 17 and 21 to the 2001 financial statements as to which the date is March 28,
2002). Their report contained an explanatory paragraph which referred to Note 11 to the 2001 financial statements which discussed Andrx Corporation changing its method of allocating income taxes within the consolidated group from the pro rata method to the separate return method effective September 7, 2000.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrx Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

         As discussed above, the financial statements of Andrx Corporation for the year ended December 31, 2000 were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002 and changed the method of accounting for goodwill. Our audit procedures with respect to the transitional disclosures in Note 2 with respect to 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized (including any related tax effects) to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of reported net income to adjusted net income, and the related earnings per share amounts. In our opinion, the transitional disclosures for 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

         As discussed above, the financial statements of Andrx Corporation for the year ended December 31, 2000 were audited by other auditors who have ceased operations. As described in Notes 2 and 19, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 financial statements relating to reportable segments have been reclassified to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to reclassify the disclosures for reportable segments reflected in the 2000 financial statements. Our procedures included (a) agreeing the adjusted amounts of segment revenues, income (loss) from operations, interest income, depreciation and amortization, capital expenditures and total assets to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.



                                                  /s/ ERNST & YOUNG LLP

Fort Lauderdale, Florida,
     March 4, 2003 (except with respect to
     the matters discussed in Notes 16 and 20 as to which the date is March 24, 2003).

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



Note: Arthur Andersen LLP ceased operations in 2002. Its auditors' report has not been revised for references to periods not included in the 2002 financial statements or changes to footnote references in 2002 and the above is a copy of that report as originally issued. The inclusion of this previously issued report is pursuant to the "Temporary Final Rule and Final Rule: required for Arthur Andersen LLP Auditing Clients" issued by the United States Securities and Exchange Commission in March 2002. This report has not been reissued by Arthur Andersen LLP in connection with this Form 10-K.

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)


                                                                                             DECEMBER 31,
                                                                                   ----------------------------------
                                                                                       2002                2001
                                                                                   --------------      --------------
ASSETS
Current assets
   Cash and cash equivalents                                                           $  35,521       $     62,311
   Investments available-for-sale, at market value                                        61,873            183,113
   Accounts receivable, net of allowance of $15,495 and
        $7,663 at December 31, 2002 and 2001, respectively                               130,044            129,900
   Inventories                                                                           147,967            161,691
   Income taxes receivable                                                                33,710                  -
   Deferred income tax assets, net                                                        68,148             30,745
   Prepaid and other current assets                                                       12,371             15,313
                                                                                   --------------      --------------
          Total current assets                                                           489,634            583,073
Property, plant and equipment, net                                                       233,828            139,898
Goodwill, net                                                                             33,981             32,669
Other intangible assets, net                                                              19,941             28,305
Other assets                                                                              12,095              5,269
                                                                                   --------------      --------------
          Total assets                                                                 $ 789,479       $    789,214
                                                                                   ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                    $  80,850       $    68,861
   Accrued and other liabilities                                                         127,208            67,377
                                                                                   --------------      --------------
          Total current liabilities                                                      208,058           136,238
Deferred income tax liabilities                                                           12,590             3,428
Other liabilities                                                                          3,124             1,654
                                                                                   --------------      --------------
          Total liabilities                                                              223,772           141,320
                                                                                   --------------      --------------

Commitments and contingencies

Stockholders' equity
   Convertible preferred stock; $0.001 par value, 1,000,000 shares
         authorized; none issued and outstanding                                               -                 -
   Common stocks:
         Andrx Group common stock; $0.001 par value, 100,000,000 shares authorized; issued and outstanding 71,501,200 shares and
               70,483,600 shares at December 31, 2002 and 2001, respectively                  72                70
         Cybear Group common stock; $0.001 par value, 12,500,000
               shares  authorized;  issued  and  outstanding  none and  6,743,000
               shares at December 31, 2002 and 2001, respectively                              -                 7
   Additional paid-in capital                                                            487,928           471,035
   Restricted stock units                                                                 (6,525)                -
   Retained earnings                                                                      84,038           176,381
   Accumulated other comprehensive income, net of income taxes                               194               401
                                                                                   --------------      --------------
          Total stockholders' equity                                                     565,707           647,894
                                                                                   --------------      --------------

          Total liabilities and stockholders' equity                                  $  789,479       $   789,214
                                                                                   ==============      ==============



                The accompanying notes to consolidated financial
                    statements are an integral part of these
                          consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except for share and per share amounts)

                                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
                                                               2002                  2001                   2000
                                                        -----------------      ---------------       ----------------
Revenues
     Distributed products                                $        534,618      $      495,241          $      329,110
     Andrx products                                               209,407             229,003                 175,428
     Licensing and royalties                                       17,340              13,648                  14,966
     Other                                                          9,615              11,149                     456
                                                        -----------------      ---------------       ----------------
Total revenues                                                    770,980             749,041                 519,960
                                                        -----------------      ---------------       ----------------

Operating expenses
     Cost of goods sold                                           620,069             479,595                 301,475
     Selling, general and administrative                          193,253             145,321                  82,510
     Research and development                                      51,479              52,846                  45,467
     Litigation settlements and other charges                      72,833              14,759                   7,322
                                                        -----------------      ---------------       ----------------
Total operating expenses                                          937,634             692,521                 436,774
                                                        -----------------      ---------------       ----------------

Income (loss) from operations                                    (166,654)             56,520                  83,186
Other income (expense)
     Equity in earnings (losses) of joint ventures                  3,697               1,025                  (1,202)
     Interest income                                                5,420              11,386                  13,039
     Interest expense                                                (200)                  -                    (767)
     Gain on sale of Histex product line                            5,094                   -                       -
     Minority interest in Cybear                                        -                   -                   4,146
                                                        -----------------      ---------------       ----------------
     Income (loss) before income taxes                           (152,643)             68,931                  98,402
Income taxes (benefit)                                            (60,826)             31,385                  39,870
                                                        -----------------      ---------------       ----------------

Net income (loss)                                          $      (91,817)      $      37,546         $        58,532
                                                        =================      ================      ================

EARNINGS (LOSS) PER SHARE

ANDRX GROUP COMMON STOCK:

Net income (loss) allocated to Andrx Group
 (including Cybear Group from January 1, 2000 through
  September 6, 2000 and May 18, 2002 through
  December 31, 2002)                                       $      (85,873)        $    72,862          $       66,873
Premium on conversion of Cybear common stock                         (526)                  -                       -
                                                        -----------------      ---------------       ----------------
Total net income (loss) allocated to Andrx Group           $      (86,399)        $    72,862          $       66,873
                                                        =================      ================      ================

Net income (loss) per share of Andrx Group common
  stock
     Basic                                                  $       (1.22)         $      1.04         $         0.99
                                                        =================      ================      ================
     Diluted                                                $       (1.22)         $      1.01         $         0.95
                                                        =================      ================      ================

Weighted average shares of Andrx Group common
  stock  outstanding
     Basic                                                     70,876,000            69,998,000            67,756,000
                                                        =================      ================      ================
     Diluted                                                   70,876,000            72,243,000            70,456,000
                                                        =================      ================      ================

CYBEAR GROUP COMMON STOCK:

Net loss allocated to Cybear Group
  (from September 7, 2000 through May 17, 2002)             $      (5,944)       $     (35,316)       $        (8,341)
Premium on conversion of Cybear common stock                          526                    -                      -
                                                        -----------------      ---------------       ----------------
Total net loss allocated to Cybear Group                    $      (5,418)       $     (35,316)        $       (8,341)
                                                        =================      ================      ================

Basic and diluted net loss per share of Cybear
  Group common stock                                        $       (0.80)       $        (6.09)       $        (2.19)
                                                        =================      ================      ================

Basic and diluted weighted average shares of
  Cybear Group common stock outstanding                         6,743,000             5,802,000             3,801,000
                                                        =================      ================      ================


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except for share amounts)


                                               COMMON STOCKS
                             --------------------------------------------
                                  ANDRX GROUP              CYBEAR GROUP                                   ACCUMULATED
                             ----------------------  --------------------                                    OTHER
                                                                          ADDITIONAL  RESTRICTED         COMPREHENSIVE COMPREHENSIVE
                                                                           PAID-IN      STOCK    RETAINED    INCOME       INCOME
                                 SHARES     AMOUNT     SHARES     AMOUNT   CAPITAL      UNITS    EARNINGS    (LOSS)       (LOSS)
                              ----------- ---------  ---------  ---------  ---------  ---------  -------- ------------ -------------
Balance, December 31, 1999    62,973,000  $    63          -     $   -     $ 140,700    $    -  $ 80,303  $       (94)

Shares  of Andrx  common
  stock issued in connection
  with equity offering         5,185,100        5          -          -      235,814         -         -            -

Shares of Andrx common stock
  issued in connection with
  exercises of stock options   1,153,100        1          -          -        6,958          -        -            -

Shares of Cybear Stock issued
  in connection with the
  Reorganization                       -        -    3,801,000         4      17,359          -        -            -

Income tax benefits related to
  exercises of Andrx
  stock options                        -        -            -         -      19,870          -        -            -


Capital transactions of Cybear         -        -            -         -         (16)         -        -            -

Unrealized gain on investments
  available-for-sale, net of
  income taxes of $115                 -        -            -         -           -          -        -           298   $   298

Net income                             -        -            -         -           -          -   58,532            -     58,532
                                                                                                                         -------

Comprehensive income                                                                                                     $58,830
                               ----------  --------- ----------   -------- ----------   -------- --------       ------   =======

Balance, December 31, 2000     69,311,200      69    3,801,000         4     420,685          -  138,835           204

Shares of Andrx common stock
  issued in connection with CTEX
  Pharmaceuticals, Inc.
  acquisition                     291,400       -            -         -      18,166          -        -           -

Shares  of Andrx  common  stock
  issued in connection with
  exercises of stock options      881,000        1           -         -       9,059          -        -           -

Shares of Cybear  common  stock
  issued in connection with
  Mediconsult.com, Inc.
  acquisition                           -        -    2,942,000        3       4,762          -        -           -

Income tax benefits  related to
  exercises of Andrx stock options      -        -            -        -      18,363          -        -           -

Unrealized gain on investments
  available-for-sale, net of
  income taxes of $ 225                 -        -            -         -          -          -        -         197     $   197

Net income                              -        -            -         -          -          -   37,546           -      37,546
                                                                                                                         -------

Comprehensive income                                                                                                     $37,743
                               ----------  --------- ----------   -------- ----------   -------- --------       ------   =======
Balance, December 31, 2001     70,483,600       70    6,743,000         7     471,035         -  176,381          401

Shares of Andrx common stock
  issued in connection with
  exercises of stock options      863,500        2            -          -      4,332         -        -            -

Income tax benefits related to
  exercises of Andrx stock
  options                              -         -            -          -      5,350         -        -            -

Shares of Andrx common stock
  issued in connection with
  the employee stock purchase
  plan                            89,100         -            -          -      1,851         -        -            -

Shares of Andrx common stock
  issued upon conversion of
  Cybear common stock             65,000         -   (6,743,000)        (7)       533         -      (526)          -

Issuance of restricted stock
  units                                -         -            -          -      6,820     (6,820)       -           -

Amortization of restricted
  stock units                          -         -            -          -          -        295        -           -

CTEX Pharmaceuticals, Inc.
  acquisition adjustment               -         -            -          -     (1,993)         -        -           -

Unrealized loss on investments
  available-for-sale, net of
  income tax benefit of $110           -         -            -          -          -          -        -        (207)   $  (207)


Net loss                               -         -            -          -          -          -  (91,817)          -     (91,817)
                                                                                                                         --------
Comprehensive loss                                                                                                       $(92,024)
                              ----------  ---------  ----------   --------   ---------   -------- --------      ------   ========
Balance, December 31, 2002    71,501,200   $    72            -    $     -   $487,928   $ (6,525) $ 84,038    $    194
                              ==========  =========  ==========   ========   =========   ======== ========     =======

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------------------------
                                                                                 2002               2001                2000
                                                                            --------------      -----------         ------------
Cash flows from operating activities
    Net income (loss)                                                            $  (91,817)    $    37,546         $     58,532
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                              22,072          22,039                9,570
          Provision for doubtful accounts receivable                                 13,178           1,357                  651
          Non-cash impairment charges at Internet and aerosol operations             19,583          14,759                2,000
          Gain on sale of Histex product line                                        (5,094)              -                    -
          Compensation expense on amortization of restricted stock units                295               -                    -
          Minority interest in Cybear                                                     -               -               (4,146)
          Equity in (earnings) losses of joint ventures                              (3,697)         (1,025)               1,202
          Deferred income tax benefit                                               (25,803)         (7,996)              (7,110)
          Income tax benefits on exercises of stock options                           5,350          18,363               19,870
          Changes in operating assets and liabilities:
              Accounts receivable                                                   (13,164)        (34,973)             (15,944)
              Inventories                                                            11,594         (41,045)             (18,286)
              Prepaid and other assets                                               (3,954)          6,182                1,399
              Income taxes                                                          (40,081)         (3,837)              (5,201)
              Accounts payable and accrued and other liabilities                     67,569          16,265               14,425
                                                                             --------------     -----------         ------------
         Net cash provided by (used in) operating activities                        (43,969)         27,635               56,962
                                                                             --------------     -----------         ------------

Cash flows from investing activities
   Purchases of property, plant and equipment                                      (112,290)        (75,089)             (44,540)
   Maturities (purchases) of investments available-for-sale, net                    121,033          38,283             (130,038)
   Proceeds from the sale of Histex product line                                      1,550               -                    -
   Distribution from joint venture                                                      949               -                    -
   Acquisition of brand product rights                                                 (100)        (16,895)                   -
   Acquisition of CTEX Pharmaceuticals, Inc., net of cash acquired                        -         (14,832)                   -
   Acquisition of certain assets of Armstrong Pharmaceuticals                             -         (18,218)                   -
   Acquisition of and advances to Mediconsult.com, Inc.                                   -          (3,242)                   -
   Acquisition of certain assets of Valmed Pharmaceuticals, Inc.,
         net of cash acquired                                                             -               -              (15,195)
   Cash flows relating to AHT Corporation note receivable and investment                  -               -               (3,875)
   Costs associated with the purchase of Cybear minority interest
        in connection with the Reorganization                                             -               -               (2,838)
                                                                             --------------     -----------         ------------
         Net cash provided by (used in) investing activities                         11,142         (89,993)            (196,486)
                                                                             --------------     -----------         ------------

Cash flows from financing activities
   Proceeds from exercises of Andrx stock options                                     4,332           9,060                6,959
   Proceeds from issuances of shares under the employee stock purchase plan           1,851               -                    -
   Principal payments on capital lease obligations                                     (146)              -                    -
   Net proceeds from Andrx equity offering                                                -               -              235,819
   Net repayments under bank loan                                                         -               -              (20,226)
   Other capital transactions of Cybear                                                   -               -                   26
                                                                             --------------     -----------         ------------
         Net cash provided by financing activities                                    6,037           9,060              222,578
                                                                             --------------     -----------         ------------


Net increase (decrease) in cash and cash equivalents                                (26,790)        (53,298)              83,054
Cash and cash equivalents, beginning of year                                         62,311         115,609               32,555
                                                                             --------------     -----------         ------------
Cash and cash equivalents, end of year                                           $   35,521     $    62,311         $    115,609
                                                                             ==============     ===========         ============




                                   (Continued)

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                                             YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------------------------
                                                                                 2002                2001              2000
                                                                            ----------------    ---------------    -------------
Supplemental disclosure of cash paid during the year for:
    Interest                                                                    $     200          $       -        $     767
                                                                                ==========        ==========        =========
    Income taxes                                                                $     838          $   9,499        $  32,440
                                                                                ==========        ==========        =========

Supplemental disclosure of non-cash investing and financing activities:

Conversion of Cybear common stock into Andrx common stock                       $    2,537
                                                                                ==========

Assets acquired through capital leases                                          $    1,549        $      425
                                                                                ==========        ==========

Acquisition of CTEX Pharmaceuticals, Inc.
    Market value of Andrx common stock issued                                                     $   18,166
                                                                                                  ==========
    Fair value of net liabilities assumed                                                         $      537
                                                                                                  ==========
    Acquisition adjustment                                                      $   (1,993)
                                                                                ==========

Acquisition of Mediconsult.com, Inc.
    Market value of Cybear common stock issued                                                    $    4,765
                                                                                                  ==========
    Fair value of net liabilities assumed                                                         $    5,295
                                                                                                  ==========

Market value of Cybear common stock issued in connection with the
    Reorganization                                                                                                  $  17,363
Less book value of Cybear minority interest at acquisition date                                                        (9,757)
                                                                                                                    ---------

Goodwill resulting from purchase of Cybear minority interest                                                        $   7,606
                                                                                                                    =========


Acquisition of certain assets of Valmed Pharmaceuticals, Inc.
      Fair value of net assets acquired                                                                             $   6,487
                                                                                                                     ========









The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

(1)      GENERAL

         Andrx Corporation and subsidiaries ("Andrx" or the "Company") develops and commercializes:

          o bioequivalent versions of selected controlled-release brand name pharmaceuticals, using its proprietary drug delivery technologies,

          o bioequivalent versions of specialty, niche and immediate-release pharmaceutical products, including oral contraceptives, and

          o brand name or proprietary controlled-release formulations of existing immediate-release or controlled-release drugs where it believes that the application of Andrx's drug delivery technologies may improve the efficacy or other characteristics of those products.

         In its bioequivalent program, Andrx currently manufactures and sells bioequivalent versions of Cardizem CD, Dilacor XR, Ventolin, Glucophage, K-Dur and Naprelan. In its brand program, Andrx sells and markets Altocor, its first internally developed brand product, as well as brand products it has acquired or licensed from third parties. Andrx also distributes pharmaceutical products manufactured by third parties, primarily generics, to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and to a lesser extent physicians' offices.

         EQUITY REORGANIZATION AND CONVERSION

         On September 7, 2000, Andrx completed a Plan of Merger and Reorganization (the "Reorganization"), whereby it acquired the outstanding equity of its Cybear, Inc. subsidiary ("Cybear") that it did not own, reincorporated in Delaware and created two new classes of common stock: (i) Andrx Group class of Andrx common stock ("Andrx Common Stock") to track the performance of Andrx Group and (ii) Cybear Group class of Andrx common stock ("Cybear Common Stock") to track the performance of Cybear Group. Upon completion of the Reorganization, Cybear became a wholly-owned subsidiary of Andrx with 100% of its value publicly tracked in the form of publicly traded Cybear Common Stock.

         On May 17, 2002 each share of Cybear Common Stock was converted into
0.00964 of a share of Andrx Common Stock, resulting in the issuance of approximately 65,000 shares of Common Stock (the "Conversion"). The Conversion included a 25% premium on the value of Cybear Common Stock as provided by the terms of Andrx's Certificate of Incorporation. Subsequent to the Conversion, Andrx has only one class of common stock outstanding.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


 (2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Andrx and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

         The most significant estimates made by management include the allowance for doubtful accounts receivable, allowance for inventories, sales allowances, useful life or impairment of goodwill and other intangibles assets, deferred income tax asset valuation allowance, litigation settlements and related accruals and licensing revenues from Kremers Urban Development Co. ("KUDCo"). Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments to the estimates will be prospectively made, as necessary, based on such periodic evaluations. Such estimates are based on currently available information and their ultimate outcome may be significantly different than the amounts estimated given the subjective nature and complexities inherent in these areas and in the pharmaceutical industry (generic, brand and distribution).

         CASH AND CASH EQUIVALENTS

         All highly liquid investments with original maturities of three months or less are considered cash equivalents and are carried at cost.

         INVESTMENTS AVAILABLE-FOR-SALE

         The Company utilizes the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that marketable equity securities and all debt securities be classified into three categories: (i) held to maturity securities, (ii) trading securities, and (iii) available-for-sale securities. The Company classifies its investments as available-for-sale and, accordingly, such investments are carried at market value and any unrealized gain or loss, net of income taxes, is reported in accumulated other comprehensive income as a separate component of stockholders' equity. The cost related to investments available-for-sale is determined utilizing the specific identification method.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         ACCOUNTS RECEIVABLE, NET

         Trade receivables consist of amounts owed to the Company by Andrx customers on credit sales with terms generally ranging from 30-90 days from date of invoice and are presented net of an allowance for doubtful accounts receivable in the Consolidated Balance Sheets. Andrx monitors the credit worthiness of its customers and reviews outstanding receivable balances for collectibility on a regular basis and records provisions for doubtful accounts receivable as necessary.

         Activity in the allowance for doubtful accounts receivable is as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------------------
                                                         2002                  2001                 2000
                                                   -----------------     ------------------    ---------------

      Beginning  balance, January 1                    $      7,663           $      7,077         $    6,426
      Provision for doubtful accounts
        receivable                                           13,178                  1,357                651
      Write offs, net of recoveries                          (5,346)                  (771)                 -
                                                   -----------------     ------------------    ---------------

      Ending balance, December 31                      $     15,495           $      7,663         $    7,077
                                                   =================     ==================    ===============

         In August 2002, Andrx management learned that an employee had made numerous improper entries that affected its customers' balances and their agings in its accounts receivable records from 1999 to 2002 and, accordingly, the adequacy of the Company's allowance for doubtful accounts receivable. After extensive investigation and analysis, including discussions with certain customers regarding past due amounts, management determined that the Company's provision for doubtful accounts receivable included in selling, general and administrative expenses ("SG&A") in the Consolidated Statements of Operations, relating to the period from January 1, 1999 through December 31, 2001 was understated by an aggregate of $4,014, of which $2,655 and $1,720 related to years ended December 31, 2001 and 2000, respectively, and a credit of $361 related to the year ended December 31, 1999. After consideration of all of the facts and circumstances, the Company recognized the full amount of the $4,014 prior period misstatement in the second quarter of 2002, as the Company believes it is not material to any period affected. Also included in the 2002 financial statements is an increase to the provision for doubtful accounts receivable of $1,417 related to this matter for the first and second quarters of 2002 (see Notes 18 and 19).

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         INVENTORIES

         Inventories of pharmaceutical products consist primarily of finished goods held for distribution, and raw materials, work-in-process and finished goods of Andrx bioequivalent and brand products. Inventories are stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution is based on purchase price, net of vendor discounts, rebates and other allowances, but excludes shipping, warehousing and distribution costs which are expensed when incurred as SG&A in the Consolidated Statements of Operations. In certain instances, the Company may commence the manufacture of commercial quantities as inventories of products that have not received final regulatory approval or satisfactory resolution of related outstanding litigation. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, the estimated time required to sell such inventory and have it pull through the distribution channel, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, provisions are made to cost of goods sold to reduce inventories to their net realizable value.

    PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

    Buildings                         20-40 years
    Manufacturing equipment           10 years
    Laboratory equipment              5 years
    Leasehold improvements            Lesser of asset life or term of lease
    Computer hardware and software    3 years
    Furniture and fixtures            5 years
    Automobiles                       Lesser of asset life or term of lease


         Major renewals and betterments are capitalized, while maintenance, repairs and minor renewals are expensed as incurred.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


         GOODWILL, NET

         Under the purchase method of accounting for acquisitions, goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is capitalized and through December 31, 2001 was amortized on a straight-line basis over the estimated useful life of the business acquired, ranging from five to fifteen years. As of December 31, 2002 and 2001, the Company has $37,599 and $36,344, respectively, of goodwill, and accumulated amortization of $3,618 and $3,675, respectively. Goodwill amortization expense was $4,967, and $1,850 for the years ended December 31, 2001, and 2000, respectively. Effective with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, the Company's goodwill was no longer subject to amortization. Instead, goodwill is subject to an annual assessment for impairment in value by applying a fair-value based test.

         Prior to 2002, the Company measured impairment of goodwill using the undiscounted cash flow method whenever events and circumstances warranted revised estimates of useful lives or recognition of an impairment of goodwill. The undiscounted cash flow method compares the net book value being tested to the estimated aggregate undiscounted cash flows. If the net book value exceeded the estimated aggregate undiscounted cash flows, the excess carrying amount of goodwill was written off. Beginning in 2002, in connection with the adoption of SFAS No. 142, goodwill is subject to at least an annual assessment for impairment in value by applying a fair value based test. As required under SFAS No. 142, the Company completed the transitional impairment test of goodwill during the second quarter of 2002. Based on the results of this test, the Company determined that there was no impairment of goodwill as of January 1, 2002.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


         The following table shows the impact of the adoption of SFAS No. 142 as if the provisions of this pronouncement had been retroactively applied to prior years, as follows:



                                                                     YEARS ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                     2001                 2000
                                                                  ----------           ---------
Reported net income                                               $   37,546           $  58,532
Goodwill amortization, net of tax                                      3,714               1,468
                                                                  ----------           ---------
Adjusted net income                                               $   41,260           $  60,000
                                                                  ==========           =========

ANDRX GROUP COMMON STOCK:
Reported net income allocated to Andrx                            $   72,862           $  66,873
Goodwill amortization, net of tax, allocated to Andrx                  2,053                 685
                                                                  ----------           ---------
 Adjusted net income allocated to Andrx                           $   74,915           $  67,558
                                                                  ==========           =========

Basic earnings per share:
    Reported net income allocated to Andrx                        $     1.04           $    0.99
    Goodwill amortization, net of tax, allocated to Andrx               0.03                0.01
                                                                  ----------           ---------
    Adjusted net income allocated to Andrx                        $     1.07           $    1.00
                                                                  ==========           =========

Diluted earnings per share:
    Reported net income allocated to Andrx                        $     1.01           $    0.95
    Goodwill amortization, net of tax, allocated to Andrx               0.03                0.01
                                                                  ----------           ---------
    Adjusted net income allocated to Andrx                        $     1.04           $    0.96
                                                                  ==========           =========

CYBEAR GROUP COMMON STOCK:
 Reported net loss allocated to Cybear                            $  (35,316)          $  (8,341)
 Goodwill amortization allocated to Cybear                             1,661                 783
                                                                  ----------           ---------
 Adjusted net loss allocated to Cybear                            $  (33,655)          $  (7,558)
                                                                  ==========           =========

Basic and diluted net loss per share:
    Reported net loss allocated to Cybear                         $    (6.09)          $   (2.19)
    Goodwill amortization allocated to Cybear                           0.29                0.20
                                                                  ----------           ---------
    Adjusted net loss allocated to Cybear                         $    (5.80)          $   (1.99)
                                                                  ==========           =========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


         OTHER INTANGIBLE ASSETS, NET

         Other intangible assets consist of brand product rights acquired from other pharmaceutical companies, including through the allocation of the purchase price of such entity, which are being amortized over periods ranging from three to ten years. Other intangible assets also include Cybear's physician network and trademarks, and patents relating to Cybear's electronic prescription process, which are being amortized over periods ranging from four to fourteen years. Amortization is provided using the straight-line method over the estimated useful life of the assets.

         IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         The Company utilizes the provision of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to determine whether impairment has occurred. Fair value which is determined by appraisal or discounted cash flow analysis is compared to cost in calculating the amount of the impairment.

         ACCRUED AND OTHER LIABILITIES

         Accrued and other liabilities as of December 31, 2002 and 2001, primarily consist of deferred revenue, estimated sales allowances, employee benefits and related payroll taxes and certain other accrued liabilities and as of December 31, 2002, also includes accrued litigation settlements and other legal claims.

         REVENUE RECOGNITION

         Sales of distributed and Andrx bioequivalent products and the related cost of goods sold are recognized at the time a product is received by the customer. Based on currently available information, estimated sales allowances for chargebacks, discounts, rebates, returns, pricing adjustments, shelf stock adjustments and other allowances or adjustments related to sales to customers are provided in the same period the related sales are recorded.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         The Company's policy is to recognize net sales for its brand products that it believes were prescribed based on prescription data provided by external independent sources and, for product received by customers, the amount of product it believes will be pulled through the distribution channel taking into account, among other things, the historical prescription and return data, incentives granted to customers, customers' right of return, generic introductions and inventory levels in the distribution channel, which the Company periodically evaluates. In connection with the market introduction of Altocor, given the limited amount of prescription and product return history, the Company's limited experience in marketing and selling cholesterol-lowering products, and the substantial incentives granted to customers in connection with the product launch, including the right of return of initial stocking after nine months, the Company recorded in 2002 $3,843 in net sales of Altocor on the approximately $11,700 of net sales value of Altocor shipments. Net sales allowances were also recorded for the Company's other brand products. As a result, as of December 31 2002 and 2001, the Company had $18,174 and $14,312, respectively, in net sales allowances related to its brand products included in Accrued and other liabilities in its Consolidated Balance Sheets.

         In the pharmaceutical industry, the practice is generally to grant customers the right to return or exchange purchased goods. In the generic pharmaceutical industry, this practice has resulted in generic manufacturers issuing credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory following decreases in the market price of the related generic pharmaceutical product. Due to the competitive nature of the generic pharmaceutical industry, prices to customers are subject to frequent and significant price declines from existing and new competitors. The determination to grant a credit to a customer following a price decrease is generally at the discretion of the Company, and generally not pursuant to contractual arrangements with customers.

         Allowances for estimated returns, chargebacks and other sales allowances, including but not limited to, shelf stock adjustments are established by the Company concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including but not limited to, actual return and historical experience by product type, the number and timing of competitive products approved for sale, both historical and projected, the market for the product, estimated customer inventory levels by product and current and projected economic conditions and levels of competition. Actual product returns, chargebacks and other sales allowances incurred are, however, dependent upon future events. The Company periodically monitors the factors that influence sales allowances and makes adjustments to these provisions when management believes that actual product returns, chargebacks and other sales allowances may differ from established allowances.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         Licensing fees from KUDCo and Geneva Pharmaceuticals, Inc. ("Geneva") are recognized in accordance with the terms of the underlying agreements (see
Note 3).

         Other revenues primarily include contract manufacturing revenues generated from the Company's Massachusetts aerosol facilities, subsequent to its March 30, 2001 acquisition and the Company's various Internet related services. The Massachusetts aerosol contract manufacturing revenues are recognized on a completed contract method. Internet subscription services revenue is recognized ratably over the subscription period.

         SHIPPING AND HANDLING COSTS

         Shipping and handling costs consisting of freight-out are included in SG&A. For the years ended December 31, 2002, 2001 and 2000, the Company recorded $15,634, $12,269 and $10,002, respectively, of freight-out costs in SG&A.

         RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

         R&D costs are expensed as incurred and consist of costs related to products being developed internally as well as costs related to products subject to licensing agreements in both the Company's bioequivalent and brand programs (see Note 3).

         STOCK-BASED COMPENSATION

         At December 31, 2002, the Company maintains stock-based compensation plans which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Options granted under those plans are to employees or members of the Board of Directors with an exercise price equal to the market value of the underlying common stock on the date of grant, accordingly, no stock-based employee compensation expense is reflected in the Consolidated Statements of Operations. For restricted stock unit grants, the fair value on the date of the grant is fixed and is amortized on a straight-line basis over the related period of service and included in SG&A.

         The following table summarizes the pro forma consolidated results of operations of Andrx as though the provisions of the fair value based accounting method of accounting for employee stock-based compensation of SFAS No. 123 had been used:

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)




                                                                                           YEARS ENDED DECEMBER 31,
                                                                                 ----------------------------------------------
ANDRX GROUP                                                                          2002            2001             2000
                                                                                 -------------    ------------    -------------
Net income (loss) allocated to Andrx Group
 (including Cybear Group from January 1, 2000 through
 September 6, 2000 and May 18, 2002 through December 31, 2002)
       As reported                                                               $  (86,399)         $  72,862      $   66,873
       Deduct: total stock-based employee compensation expense
           determined under the fair value based method for all awards,
           net of taxes                                                             (20,959)           (30,176)        (13,245)
                                                                                 ----------          ---------      ----------
        Pro forma                                                                $ (107,358)         $  42,686      $   53,628
                                                                                 ==========          =========      ==========

Basic net income (loss) per Andrx Group common share
        As reported                                                              $    (1.22)         $    1.04      $     0.99
                                                                                 ==========          =========      ==========
        Pro forma                                                                $    (1.51)         $    0.61      $     0.79
                                                                                 ==========          =========      ==========

Diluted net income (loss) per Andrx Group common share
        As reported                                                              $    (1.22)         $    1.01      $     0.95
                                                                                 ==========          =========      ==========
        Pro forma                                                                $    (1.51)         $    0.61      $     0.77
                                                                                 ==========          =========      ==========


                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         The fair value of Andrx options was estimated using the Black-Scholes option pricing model and the following assumptions:



                                                             YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                       2002            2001             2000
                                                   ------------    ------------     ------------

Risk-free interest rate                                 3.0%           4.5%             4.9%
Average life of options (years)                          6.5           6.8              5.6
Average volatility                                       91%           59%              85%
Dividend yield                                             -            -                -


         The range of fair values of Andrx options as of the respective dates of grant was $14.56 to $36.68, $17.10 to $49.51 and $21.93 to $67.90, for stock options granted during the years ended December 31, 2002, 2001 and 2000, respectively.



                                                                         YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------------------
CYBEAR GROUP                                                  2002                2001                   2000
                                                          ------------        -------------          -------------

Net loss allocated to Cybear Group
  (from September 7, 2000 through
  May 17, 2002)
As reported                                               $     (5,418)       $     (35,316)         $      (8,341)
Deduct: total stock-based employee
   compensation expense determined under
   the fair value based method for all
   awards                                                       (1,230)              (3,547)                (1,385)
                                                          ------------        -------------          -------------
Pro forma                                                 $     (6,648)       $     (38,863)         $      (9,726)
                                                          ============        =============          =============
Basic and diluted net loss per Cybear Group
   common share
As reported                                               $      (0.80)       $       (6.09)         $       (2.19)
                                                          ============        =============          =============

Pro forma                                                 $      (0.99)       $       (6.70)         $       (2.56)
                                                          ============        =============          =============


                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         The fair market value of a Cybear option was estimated using the Black-Scholes option pricing model with the following assumptions:



                                                   FOR THE PERIOD FROM
                                                     JANUARY 1, 2002                  YEARS ENDED DECEMBER 31,
                                                         THROUGH            ------------------------------------------
                                                       MAY 17, 2002                  2001                   2000
                                                   ---------------------    --------------------    ------------------

Risk-free interest rate                                         N/A                   4.7%                     5.9%
Average life of options (years)                                 N/A                   7.5                      5.0
Average volatility                                              N/A                   291%                     215%
Dividend yield                                                  N/A                     -                        -

         The fair value of Cybear options as of the grant date was $1.62 and $3.00 for stock options granted for the year ended December 31, 2001 and for the period from September 7, 2000 through December 31, 2000, respectively.

         The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model, like all option valuation models, requires highly subjective assumptions including the expected stock price volatility. As the Company's employee stock options have characteristics significantly different than those of traded options, and changes in the assumptions can materially affect the fair value estimate, in management's opinion, the option pricing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

         LEGAL EXPENSES

         Legal expenses are included in SG&A and currently are expensed as incurred. In 2000, legal expenses reflected legal costs incurred as well as an estimate of legal costs expected to be incurred in defending against its patent infringement claims to their conclusion. In 2002 and 2001, due to the increased complexity of the Company's patent infringement litigation, legal costs to be incurred to the conclusion of the patent infringement litigation were not reasonably estimatable and, accordingly, were not accrued, but were expensed as incurred. The effect of this change in 2001 was not material to the consolidated financial statements of the Company.

         LITIGATION ACCRUALS

         The Company accounts for the exposure of its various litigation matters under the provisions of SFAS No. 5 "Accounting for Contingencies", which requires, among other things, an exposure to be accrued when it becomes probable and estimatable. The Company discloses possible significant exposure for legal matters in Note 16. No accrual or disclosure of legal exposures judged to be remote is required. The exposure to legal matters is evaluated and estimated, if possible, based on, among other things, consultation with legal counsel. Such estimates are based on currently available information and their ultimate outcome may be significantly different than the amounts estimated given the subjective nature and complexities inherent in these areas.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         INCOME TAXES

         The provisions of SFAS No. 109, "Accounting for Income Taxes", require, among other things, recognition of future tax benefits measured at enacted rates attributable to the deductible temporary differences between the financial statement and income tax bases of assets and liabilities and to benefit net operating loss carryforwards to the extent that the realization of such benefits is "more likely than not" (see Note 9). Under the provisions of SFAS No. 109, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

         EARNINGS (LOSS) PER SHARE

         The Company utilizes the provisions of SFAS No. 128, "Earnings Per Share".

         As a result of the Conversion, Andrx only has one class of common stock outstanding, Andrx Common Stock, which includes all of the businesses of Andrx and its subsidiaries. From the Reorganization on September 7, 2000 through the Conversion on May 17, 2002, Andrx allocated its operating results to each class of common stock.

         ANDRX

         The shares used in computing net income (loss) per share of Andrx Common Stock are based on the weighted average shares of Andrx Common Stock outstanding for the years ended December 31, 2002, 2001 and 2000. The diluted basis considers the weighted average shares of common stock outstanding for Andrx Common Stock including common stock equivalents for years ended December 31, 2001 and 2000. Anti-dilutive weighted average common stock equivalents were excluded in computing diluted earnings (loss) per share for the respective periods. For the year ended December 31, 2002, all common stock equivalents were excluded from the diluted share computation as the Company reported a net loss and, accordingly, such common stock equivalents were anti-dilutive.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         A reconciliation of the denominators of basic and diluted earnings
(loss) per share of Andrx common stock for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                               2002                2001              2000
                                                          ----------------    ---------------    -------------
Basic weighted average shares of common stock
     outstanding                                               70,876,000       69,998,000         67,756,000

     Effect of dilutive items:
         Stock options                                                  -        2,245,000          2,700,000
                                                          ----------------    ---------------    -------------

Diluted weighted average shares of common stock
     outstanding                                               70,876,000       72,243,000         70,456,000
                                                          ================    ===============    =============

Anti-dilutive weighted average common stock equivalents         7,087,000          290,000             32,000
                                                          ================    ===============    =============

         CYBEAR

         Cybear generated a net loss for all periods presented. Accordingly, all Cybear common stock equivalents which totaled 317,000 for the period from January 1, 2002 through May 17, 2002, 318,000 for the year ended December 31, 2001 and 393,000 for the period from September 7, 2000 through December 31, 2000, were excluded from the Cybear calculation of diluted shares since the effects were anti-dilutive and accordingly, the basic and diluted weighted average shares of Cybear Common Stock are the same for all periods presented.

         STOCK SPLITS

         In March 2000, the Company implemented a two-for-one stock split of Andrx Common Stock effected in the form of a 100% stock dividend. All Andrx share and per share amounts included herein give effect to this stock split.

         On July 31, 2001, the Company implemented a one-for-four reverse stock split of Cybear Common Stock. All share and per share amounts of Cybear Common Stock included herein give effect to the one-for-four reverse stock split.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of December 31, 2002 and 2001, the carrying amount of cash and cash equivalents, accounts receivable, net, accounts payable and accrued and other liabilities approximate fair value due to the short maturity of these instruments. Investments available-for-sale are carried at market value.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


         CONCENTRATION OF CREDIT RISK

         The Company invests in U.S. Government agency securities, debt instruments of corporations and taxable, tax-advantaged and tax-free auction rate securities with investment grade credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity.

         Accounts receivables are principally due from independent pharmacies, warehousing and non-warehousing pharmacy chains, pharmacy buying groups, physicians' offices and pharmaceutical wholesalers and distributors. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. The Company performs ongoing credit evaluations of its customers considering, among other things, the aging of the account, the type of customer, payment patterns and other relevant information and maintains allowances for potential uncollectable balances.

         The Company makes a significant amount of its bioequivalent and brand product sales to a limited number of large pharmaceutical wholesalers and warehousing pharmacy chains. The loss of any of these customers would have an adverse effect on Andrx's business and results of operations.

         No one customer accounted for more than 10% of the Company's total revenues for the year ended December 31, 2002. No one customer accounted for more than 10% of the Company's net accounts receivable as of December 31, 2002 and 2001, other than the $16,637 due from KUDCo which represents 12.8% of net accounts receivable as of December 31, 2002 (see Note 3).

         COMPREHENSIVE INCOME (LOSS)

         SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and presentation of comprehensive income or loss and its components in financial statements. The Company has included the disclosure required by this pronouncement in the accompanying Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000, as required.

         BUSINESS SEGMENTS

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for defining the Company's segments and disclosing information about them. The provisions of SFAS No. 131 require that the segments be based on the internal structure and reporting of the Company's operations (see Note 19). As a result of the Conversion, Cybear's Internet business operations were integrated into other operating segments of Andrx Corporation and are no longer classified as a separate segment. The Internet business became a part of the distributed products segment or brand products segment for financial reporting purposes. Accordingly, for segment reporting purposes, the Company has reclassified its former Internet segment operations for all prior years presented herein to conform with the current period presentation.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
               (in thousands, except for share per share amounts)

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

         BUSINESS COMBINATIONS

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This pronouncement addresses financial accounting and reporting for business combinations and supercedes APB No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations within the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective for business combinations occurring after June 30, 2001. The Company adopted the provisions of SFAS No.141 as of the effective date. Adoption of the provisions of this pronouncement had no impact on the consolidated financial statements of the Company.

         GOODWILL

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination). SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer subject to amortization. Instead, goodwill is subject to at least an annual assessment for impairment in value by applying a fair value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. As required under SFAS No. 142, the Company completed the transitional impairment test of goodwill during the second quarter of 2002. Based on the results of this test, the Company determined that there was no impairment of goodwill as of January 1, 2002.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         LONG-LIVED ASSETS

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that APB). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of the provisions of this pronouncement had no effect on the Company's consolidated financial statements.

         EXTINGUISHMENT OF DEBT

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item in the statements of operations. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Any gain or loss on extinguishment of debt that were presented as extraordinary items in prior periods but which do not qualify for classification as an extraordinary item under APB No. 30, are to be reclassified. Companies are required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002. Adoption of the provisions of this pronouncement in 2003 are not expected to have any effect on the Company's consolidated financial statements.

         COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this pronouncement require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Tasks Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)", which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 require that the initial measurement of a liability be at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. Andrx plans to adopt the provisions of SFAS No. 146 in 2003 and does not expect that its adoption will have a material impact on the consolidated financial statements of the Company.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


         ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE

         On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 148 amends the transition and annual disclosure provisions of SFAS No. 123 and is effective for fiscal years ending after December 15, 2002. The disclosure requirements of SFAS No. 148 are included herein and the Company currently intends to continue to account for employee stock-based compensation in accordance with APB No. 25.

         CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER

         In November 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This pronouncement addresses the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller). This pronouncement is effective for annual or interim periods beginning after December 15, 2001. Adoption of the provisions of EITF 01-09 in 2002 did not have a material impact on the consolidated financial statements of the Company, and, accordingly prior years' amounts were not reclassified to conform to the current presentation.

         RECLASSIFICATIONS

         As a result of the Conversion in 2002, Cybear Internet operating expenses have been classified as either SG&A or litigation settlements and other charges, as appropriate, and prior years' amounts have been reclassified to conform to the 2002 presentation. Certain other prior years' amounts have also been reclassified to conform to the current year presentation.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

(3)      STRATEGIC ALLIANCES, ACQUISITIONS AND DISPOSITIONS

         STRATEGIC ALLIANCES

         KUDCO ARRANGEMENT

         In October 2002, Andrx entered into an agreement with Genpharm, Inc. ("Genpharm") and KUDCo, pursuant to which Andrx and Genpharm relinquished any marketing exclusivity rights to the 10 mg and 20 mg strengths of omeprazole (generic Prilosec), thereby accelerating the ability of KUDCo to receive final FDA marketing approval for its version of that product. On November 1, 2002, KUDCo received final marketing approval for its generic version of Prilosec. On December 9, 2002, KUDCo commenced marketing of its bioequivalent version of Prilosec. Pursuant to the agreement, Andrx is entitled to receive:

         o 15.0% of KUDCo's net profits, as defined in the agreement ("Net Profits"), for approximately six months after the December 9, 2002, launch;

         o        9.0% of KUDCo's Net Profits until the earlier of
                  (a) the next twelve months, or
                  (b) an appellate court decision, as defined in the
                      agreement and

         o 6.25% of KUDCo's Net Profits during approximately the next 24 months thereafter.

         Such licensing fees may also cease if Andrx or Genpharm becomes lawfully permitted to launch its own bioequivalent version of Prilosec. Andrx earned $16,637 in estimated licensing revenues in 2002 which includes the initial stocking of KUDCo's generic version of Prilosec, commonly referred to as pipeline fill. Future KUDCo licensing revenues will be dependent on a number of factors, including, among other things, KUDCo's manufacturing capacity, market competition for Prilosec and other factors outside of Andrx's control. Payments to Andrx on amounts earned in December 2002 and January 2003 are due to Andrx 90 days after the respective month end. Amounts earned thereafter are due to Andrx 60 days after the respective month end.

         GENEVA ARRANGEMENT

         On October 24, 2001, Andrx terminated its 1999 agreement with Geneva and reacquired all of Geneva's marketing rights for two brand products under development by Andrx, consisting of U.S. and selected international marketing rights for Metformin XT, and selected international marketing rights to Altocor. In exchange for Geneva's marketing rights to these products, Geneva was no longer required to make payments to Andrx of $1,000 per month and Andrx agreed to pay Geneva certain milestones and a royalty on net U.S. sales for Metformin XT for a period of five years. R&D expenses in 2002 and 2001 include such milestones to Geneva of $3,000 and $2,000, respectively. For the years ended December 31, 2001 and 2000, Andrx recorded fees from Geneva in Licensing and royalties revenues of $12,981 and $14,019, respectively, in the accompanying Consolidated Statements of Operations.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


         DEVELOPMENT AND LICENSING ARRANGEMENTS

         Andrx has entered into development and licensing agreements covering bioequivalent pharmaceuticals with other U.S. and foreign pharmaceutical companies. Pursuant to these agreements, the licensee typically will pay milestones or otherwise fund the cost of product R&D and will pay Andrx royalties in exchange for a license to market the products for a specified period in specified territories.

         ACQUISITIONS

         MEDICONSULT

         On April 2, 2001, the Company acquired Mediconsult.com, Inc. ("Mediconsult") in a stock-for-stock merger whereby each share of Mediconsult common stock was exchanged for .0358 shares of Cybear Common Stock. Accordingly, 2,942,000 shares of Cybear Common Stock were issued to the Mediconsult stockholders. The market value of the total shares issued was $4,765. The acquisition was accounted for using the purchase method of accounting. In connection with this transaction, the Company incurred $3,242 in transaction costs and advances to Mediconsult. The purchase price, including transaction costs, was in excess of the fair value of the net liabilities assumed, resulting in an allocation to other intangible assets for physicians network and trademarks of $11,571 and goodwill of $381. Such other intangible assets and goodwill is being amortized on a straight-line basis over its estimated life of five years. Goodwill amortization ceased in 2002 with the adoption of SFAS No. 142.

         ENTEX

         On June 30, 2001, Andrx purchased the Entex line of cough and cold products and related inventories from an affiliate of Elan Corporation, plc ("Elan") for approximately $14,795 in cash, transaction costs and royalties on net sales. The purchase price for the product rights of $14,698 is being amortized through cost of goods sold over its estimated useful life of ten years.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         ANEXSIA

         On July 1, 2001, Andrx entered into an eight-year agreement with the pharmaceutical division of Mallinckrodt ("Mallinckrodt"), a Tyco healthcare company, for the marketing rights and supply of three hydrocodone pain products. As part of the agreement, Andrx is required to pay Mallinckrodt $1,000 upon receipt of the first three commercial batches of each of the products and royalties on a percentage of the net sales of this product line. Andrx also agreed to pay an annual licensing fee of $100 to Mallinckrodt for use of the trade name Anexsia. Andrx will also receive royalties on a percentage of the net margin, as defined, from the sales of generic versions of the Anexsia products marketed by Mallinckrodt. Two dosage strengths were launched by Andrx in November 2001 and generic versions of those strengths were introduced by Mallinckrodt in February 2003. The third dosage strength was approved by the FDA in October 2002, but Andrx has not received the first three commercial batches of the product. Accordingly, through December 31, 2002, Andrx paid $2,000 to Mallinckrodt for product marketing rights and $200 for the use of the trade name Anexsia. The purchase price for the product marketing rights is being amortized through cost of goods sold over its estimated useful life of eight years.

         AEROSOL MANUFACTURING OPERATIONS

         On March 30, 2001, Andrx completed its acquisition of substantially all of the assets of Armstrong Pharmaceuticals, a division of Celltech Manufacturing, Inc., formerly known as Medeva Pharmaceuticals, Inc., based in West Roxbury, Massachusetts. The acquisition was accounted for using the purchase method of accounting. This facility manufactures pharmaceutical aerosols, principally metered dose inhalers ("MDIs") on a contract manufacturing basis for other pharmaceutical companies. The acquisition included an approved Abbreviated New Drug Application ("ANDA") for a bioequivalent version of Ventolin (Albuterol MDI) The total purchase price of $18,218, including transaction costs, was allocated among the acquired net assets, resulting in no goodwill.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         CTEX

         On January 23, 2001, Andrx completed its acquisition of CTEX Pharmaceuticals, Inc. ("CTEX"), a privately owned pharmaceutical company based in Madison, Mississippi. The acquisition was accounted for using the purchase method of accounting. The total purchase price, including transaction costs, was approximately $29,356, consisting of $11,190 in cash, including transaction costs and 291,400 shares of Andrx common stock valued at $18,166. The purchase price, after the allocation of $2,638 to product rights, was in excess of the fair value of net liabilities acquired and resulted in goodwill of $28,891. As part of the acquisition of CTEX, Andrx acquired CTEX's sales force and related infrastructure. Such goodwill was being amortized on a straight-line basis over its estimated life of ten years through December 31, 2001. Goodwill amortization ceased in 2002 with the adoption of SFAS No. 142. The operating results of CTEX are included in the consolidated financial statements subsequent to the January 23, 2001 acquisition. In connection with the acquisition, Andrx made loans to the former CTEX shareholders for $3,697. Such loans, collateralized by shares of Andrx Common Stock held in escrow, are due to Andrx no later than January 23, 2006, but under certain circumstances may be forgiven as additional purchase price consideration. In 2002, loans and related income taxes, totaling $1,993 were forgiven. The amount forgiven is included in the Consolidated Statements of Stockholders' Equity as CTEX Pharmaceuticals, Inc. acquisition adjustment as a reduction to the purchase price consideration. The remaining loans are included in Other assets in the Consolidated Balance Sheet as of December 31, 2002.

         VALMED

         On March 15, 2000, Andrx acquired certain assets of Valmed Pharmaceuticals, Inc. ("Valmed"), also known as VIP, a privately owned distributor of bioequivalent pharmaceuticals headquartered in Grand Island, New York. The acquisition was accounted for using the purchase method of accounting. Accordingly, the excess of the total purchase price of $15,195, including transaction costs, over the fair value of the net assets acquired, primarily accounts receivable, inventories and property, plant and equipment was approximately $8,700 which represents goodwill, and is included in Goodwill, net in the accompanying Consolidated Balance Sheets. Such goodwill was amortized on a straight-line basis over its estimated life of 15 years through December 31, 2001. Goodwill amortization ceased in 2002 with the adoption of SFAS No. 142. In 2000, upon acquiring Valmed, the Company entered into a profit sharing agreement with several former shareholders of Valmed who are current Andrx employees.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         The following unaudited pro forma information combines the consolidated results of operations of Andrx and Mediconsult including the allocation of the pro forma operating results to Andrx's classes of common stock as if the acquisition of Mediconsult had occurred as of the beginning of the period for each of the periods presented after giving effect to certain adjustments including amortization of the purchase price in excess of the net liabilities assumed, elimination of Mediconsult's historical goodwill amortization, elimination of Mediconsult's historical compensation expense relating to the difference between SFAS No. 123, and APB No. 25, interest expense and income tax benefit. This unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred if Andrx and Mediconsult had been combined during such periods. Moreover, the unaudited pro forma information is for informational purposes only and is not intended to be indicative of the results of operations expected to be attained in the future. The following unaudited pro forma information does not give effect to the Company's March 30, 2001 acquisition of certain assets of Armstrong, the January 23, 2001 acquisition of CTEX or the March 15, 2000 acquisition of certain assets of Valmed, as the effect of such acquisitions is not material.

                                                                    YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                   2001                 2000
                                                              -------------        -------------
Revenues                                                      $     749,927        $     540,549
                                                              =============        =============

Income from operations                                        $      51,970        $      52,705
                                                              =============        =============

Net income                                                    $      34,472        $      39,623
                                                              =============        =============

ANDRX  GROUP COMMON STOCK:
Net income allocated to Andrx Group
     (including Cybear through September 6, 2000)             $      74,335        $      78,320
                                                              =============        =============

Net income per share of Andrx Group common stock:
      Basic                                                   $        1.06        $        1.16
                                                              =============        =============

      Diluted                                                 $        1.03        $        1.11
                                                              =============        =============

Weighted average shares of Andrx Group common stock
      outstanding:
      Basic                                                      69,998,000           67,756,000
                                                              =============        =============

      Diluted                                                    72,243,000           70,456,000
                                                              =============        =============

CYBEAR GROUP COMMON STOCK:
Net loss allocated to Cybear Group
     (subsequent to September 6, 2000)                        $     (39,863)       $     (38,697)
                                                              =============        =============

Basic and diluted net loss per share of Cybear Group
      common stock                                            $       (5.91)       $       (5.74)
                                                              =============        =============

Basic and diluted weighted average shares of Cybear
      Group common stock outstanding                              6,743,000            6,743,000
                                                              =============        =============

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         DISPOSITIONS

          INTERNET ASSETS

         On July 31, 2002, Andrx sold its Dr. Chart and @Rx applications and licensed its patents for Internet transmission of prescriptions to MyDocOnline, a business unit of Aventis S.A. ("Aventis") and entered into a two-year marketing agreement with Aventis related to Andrx's Physicians' Online ("POL") web portal. Andrx is entitled to receive approximately $6,000 through April 2004 in connection with these transactions. Though the $6,000 is non-refundable and partially paid in advance, the payments will be recognized as other revenues in the Consolidated Financial Statements of Operations as services are rendered or otherwise earned. For the year ended December 31, 2002, $122 was recorded as other revenues. Through December 31, 2002, the Company has received $2,250 in cash from this arrangement.

         HISTEX PRODUCT LINE

         On June 28, 2002, the Company sold the Histex cough and cold line of products. In connection with the sale, the buyer assumed liabilities related to the Histex products and the Company has received $1,675 in cash and is entitled to receive, among other things, royalty payments on net sales of Histex products for five years. This transaction resulted in a pre-tax gain of $5,094 primarily from the extinguishment of liabilities.

(4)     INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale consist of the following:

                                                                  DECEMBER 31, 2002
                                                  --------------------------------------------------
                                                                  GROSS       GROSS
                                                  AMORTIZED    UNREALIZED   UNREALIZED       MARKET
                                                    COST         GAINS        LOSSES         VALUE
                                                  ---------    ---------    ---------      ---------
U.S. Government agency securities                 $  20,651    $      93    $      --      $  20,744
Investment grade corporate debt                      17,325          204           --         17,529
Taxable, tax-advantaged and tax-free auction
     rate securities                                 23,600           --           --         23,600
                                                  ---------    ---------    ---------      ---------
                                                  $  61,576    $     297    $      --      $  61,873
                                                  =========    =========    =========      =========


                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)




                                                                          DECEMBER 31, 2001
                                                     --------------------------------------------------------------
                                                                        GROSS             GROSS
                                                     AMORTIZED        UNREALIZED        UNREALIZED         MARKET
                                                       COST             GAINS             LOSSES            VALUE
                                                     ---------        ---------         ---------         ---------

U.S. Government agency securities                    $ 119,980        $     492         $     (16)        $ 120,456
Investment grade corporate debt                          7,607              150                --             7,757
Taxable,  tax-advantaged and tax-free auction
    rate securities                                     54,900               --                --            54,900
                                                     ---------        ---------         ---------         ---------
                                                     $ 182,487        $     642         $     (16)        $ 183,113
                                                     =========        =========         =========         =========

(5)     INVENTORIES AND COST OF GOODS SOLD

Inventories consist of the following:

                               DECEMBER 31,
                       ------------------------
                         2002            2001
                       --------        --------
Raw materials          $ 32,866        $ 42,326
Work in process           8,176          16,212
Finished goods          106,925         103,153
                       --------        --------
                       $147,967        $161,691
                       ========        ========


         For the year ended December 31, 2002 cost of goods sold includes charges totaling $104,489, which consisted primarily of (i) a $41,000 charge for unusable pre-launch inventories of the Company's bioequivalent versions of Prilosec (see Note 16) (ii) a $38,025 charge related to production of the Company's other products and product candidates including the Company's bioequivalent version of Wellbutrin SR/Zyban, including $27,600 in the 2002 fourth quarter; (iii) a $19,626 charge related to excess capacity at the Company's Massachusetts aerosol manufacturing facilities, as discussed below,
(iv) a $4,971 charge related to utilization issues at its Davie, Florida manufacturing facilities; and (v) an $867 charge related to start-up costs for the Company's Weston, Florida manufacturing facility. As of December 31, 2002 and 2001, the Company had approximately $10,076 and $33,883, respectively, of raw materials, work in process and finished goods inventories pending final FDA approval and/or satisfactory resolution of litigation. In the first quarter of 2003, Andrx will provide an allowance included in cost of goods sold of $5,617 for production inventories for its bioequivalent version of Wellbutrin SR/Zyban, not previously reserved in 2002, for raw materials placed into production after December 31, 2002.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         During the second half of 2002, Andrx began evaluating and in December 2002 determined that it would not commit additional resources to its Massachusetts aerosol manufacturing facilities. As a result, during 2002, the Company recorded a $19,626 charge (including $11,813 in the 2002 fourth quarter) related to excess capacities at its Massachusetts aerosol manufacturing facilities, including excess facility leases, related leasehold improvements, aerosol product inventories, equipment and severance. Andrx is pursuing alternatives for its Massachusetts aerosol manufacturing operations and decided in the first quarter of 2003 to pursue, among other things, a possible sale of such operation.

(6)      PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net are summarized as follows:

                                                                DECEMBER 31,
                                                        ---------------------------
                                                          2002              2001
                                                        ---------         ---------
Land                                                    $   7,245         $   7,232
Buildings                                                  33,459            33,388
Manufacturing equipment                                    61,593            44,250
Laboratory equipment                                       16,151            13,204
Leasehold improvements                                     15,965            14,037
Computer hardware and software                             35,895            20,675
Furniture and fixtures                                     10,621             8,951
Automobiles                                                 1,337                23
                                                        ---------         ---------
                                                          182,266           141,760
Less:  accumulated depreciation and amortization          (46,964)          (30,440)
                                                        ---------         ---------
                                                          135,302           111,320
Construction in progress                                   98,526            28,578
                                                        ---------         ---------
                                                        $ 233,828         $ 139,898
                                                        =========         =========


         Depreciation and amortization expense of property, plant and equipment was $17,812, $13,521 and $7,720 for the years ended December 31, 2002, 2001 and 2000, respectively.

 (7)    OTHER INTANGIBLE ASSETS, NET

        Other intangible assets and the related accumulated amortization and amortization periods are set forth below:

                                                         DECEMBER 31,             AMORTIZATION PERIODS (YEARS)
                                                 -------------------------        ---------------------------
                                                                                                   WEIGHTED
                                                   2002             2001            RANGE          AVERAGE
                                                 --------         --------         --------        --------
Brand product rights                             $ 16,945         $ 18,456             3-10             9.7
    Accumulated amortization                       (2,673)          (1,430)
Physician network and trademarks                    7,671           11,571                4               4
    Accumulated amortization                       (3,334)          (1,736)
Patents                                             1,569            1,569               14              14
    Accumulated amortization                         (237)            (125)
                                                 --------         --------

Total other intangible assets, net               $ 19,941         $ 28,305                              8.3
                                                 ========         ========                         ========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         Estimated amortization expense for intangible assets for each of the five succeeding fiscal years, utilizing the straight-line method, is as follows:


                             2003                    $   3,032
                             2004                        3,017
                             2005                        3,016
                             2006                        3,016
                             2007                        1,932

         In determining the useful lives of the other intangible assets, the Company considered the period for which the Company expects to receive economic benefit from the assets in the form of undiscounted cash flows.

         On February 25, 2003, the FDA announced that it intends to publish a FEDERAL REGISTER notice to describe its enforcement policy with respect to products such as the Entex line of products with respect to products that are presently on the market without an approved ANDA or NDA. The Entex line of products are prescription-only products that did not require the submission and approval of an NDA in order to be marketed. As a result of the FEDERAL REGISTER notice, Andrx may be required to seek FDA approval for marketing the Entex line of products and may be required to market some or all of these products as over-the-counter products. Upon issuance of definitive guidance on this matter, Andrx will assess the unamortized portion of the Entex product rights ($12,493 as of December 31, 2002), and Entex inventories ($304 as of December 31, 2002) for any resulting impairment.


(8)      UNCONSOLIDATED JOINT VENTURES

         In July 1994, and as originally amended on October 30, 1995, the Company and Circa Pharmaceuticals, Inc., now a wholly-owned subsidiary of Watson Pharmaceuticals, Inc. ("Watson"), formed ANCIRC, a 50/50 joint venture to develop, manufacture and market up to eight bioequivalent controlled-release pharmaceutical products. ANCIRC has developed and commercialized and currently manufactures and markets bioequivalent versions of Trental and Oruvail. In November 2000, the Company and Watson further amended the terms of the ANCIRC joint venture agreement, whereby Andrx is solely responsible for all of the costs to develop, manufacture and sell the remaining six products, and Watson may receive a royalty on net sales, if any, from the commercialization of those products (see Note 11). Andrx can discontinue the development of the remaining six products at any time.

         In August 2000, Andrx entered into CARAN, a 50/50 joint venture with Carlsbad Technologies, Inc. ("Carlsbad") with Carlsbad developing and manufacturing and Andrx marketing bioequivalent versions of Pepcid, Prozac and Mevacor. Though Carlsbad has developed and filed ANDAs for each of these products, Andrx is currently selling only CARAN's bioequivalent versions of Pepcid and Prozac.

         As of December 31, 2002 and 2001, the Company's investment in unconsolidated joint ventures was $4,658 and $1,907, respectively, and is included in Other assets in the Consolidated Balance Sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


         Condensed financial information of the unconsolidated joint ventures is not presented as they are not material to the consolidated financial statements of the Company.

(9)      INCOME TAXES

         In connection with the Reorganization, effective September 7, 2000, Andrx Corporation changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. Also, Andrx and Cybear concurrently entered into a tax sharing agreement that resulted in Andrx Group being allocated the income tax benefit of the tax operating losses incurred but unutilized by Cybear Group from September 7, 2000 through May 17, 2002. Such income tax benefit totaled approximately $2,000 for the period from January 1, 2002 through May 17, 2002, approximately $7,600 for the year ended December 31, 2001 and approximately $4,800 for the period from September 7, 2000 through December 31, 2000.

         The components of the provision (benefit) for income taxes are summarized as follows:


                                             YEARS ENDED DECEMBER 31,
                                     ------------------------------------------
                                        2002             2001             2000
                                     --------         --------         --------
Current provision (benefit)
      Federal                        $(27,774)        $ 36,123         $ 41,326
      State                                --            3,258            2,362
                                     --------         --------         --------
                                      (27,774)          39,381           43,688
                                     --------         --------         --------
Deferred benefit
      Federal                         (22,907)          (7,564)          (6,904)
      State                            (2,896)            (432)            (206)
                                     --------         --------         --------
                                      (25,803)          (7,996)          (7,110)
                                     --------         --------         --------


Change in valuation allowance          (7,249)              --            3,292
                                     --------         --------         --------
Total                                $(60,826)        $ 31,385         $ 39,870
                                     ========         ========         ========


         The following table indicates the significant elements contributing to the difference between the federal statutory rate and the Company's effective tax rate:


                                                             YEARS ENDED DECEMBER 31,
                                                      -------------------------------------
                                                      2002            2001           2000
                                                      ------          ------         ------
Federal statutory rate                                 (35.0)%          35.0%          35.0%
State income taxes, net of federal effect               (1.9)            2.0            2.0
Change in valuation allowance on net deferred
    income tax assets                                   (4.8)             --            3.3
Non-deductible goodwill amortization and
    write offs and Reorganization costs                  1.0             7.9            2.9
Other, net                                               0.9             0.6           (2.7)
                                                      ------          ------         ------
Effective tax rate                                     (39.8)%          45.5%          40.5%
                                                      ======          ======         ======


                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         Deferred income taxes represent the tax effect of the difference between financial reporting and income tax bases of assets and liabilities. The major components of deferred tax assets and liabilities are as follows:

                                               DECEMBER 31,
                                        ------------------------
                                            2002            2001
                                        --------        --------
DEFERRED INCOME TAX ASSETS
Net operating loss carryforwards        $  9,531        $  7,249
Allowance for doubtful accounts            6,760           2,823
Other operating reserves                  50,045          25,857
Cybear product development                 1,812           2,065
                                        --------        --------
                                          68,148          37,994
Valuation allowance                           --          (7,249)
                                        --------        --------
Deferred income tax assets, net         $ 68,148        $ 30,745
                                        ========        ========

DEFERRED INCOME TAX LIABILITIES
Tax over book depreciation              $ 12,590        $  3,428
                                        ========        ========


      The following table details the activity in the valuation allowance:


                                                                   YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
                                                         2002            2001           2000
                                                        -------         -------        -------
Beginning balance, January 1                            $ 7,249         $ 7,249        $ 3,957
Provided for Cybear, prior to the Reorganization             --              --          6,864
Utilized                                                 (7,249)             --         (3,572)
                                                        -------         -------        -------

Ending balance, December 31                             $    --         $ 7,249        $ 7,249
                                                        =======         =======        =======


         At December 31, 2002, the Company had available federal net operating loss carryforwards of $98,946, the majority of which will be carried back to earlier years and are included in Income taxes receivable in the Consolidated Balance Sheet as of December 31, 2002. The unutilized net operating loss carryforwards of approximately $19,700 begin to expire in 2019.

         In assessing the realizability of deferred income tax assets, pursuant to SFAS No. 109, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will or will not be utilized. The Company adjusts the valuation allowance in the period management determines it is more likely than not that the deferred income tax assets will or will not be realized.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

(10)         SECURED LINE OF CREDIT

         On December 30, 2002, Andrx entered into a four-year secured revolving line of credit facility for up to an aggregate amount of $185,000, none of which was outstanding at December 31, 2002. Borrowings available under the credit facility are limited to defined values of eligible accounts receivable, inventories, property, plant and equipment and reasonable reserves established by the lenders. Interest on the outstanding principal balance under the credit facility accrues, at Andrx's option, at either the lender's prime lending rate (4.25% as of December 31, 2002) or 2.00% above the rate quoted by the lenders as the average Eurodollar Rate ("Eurodollar") for 1, 2, 3 and 6-month Eurodollar deposits with, in each case, possible 0.25% upward adjustments, up to a total increase of 1.00%, depending upon Andrx's quarterly average availability and average outstanding borrowings at the time of borrowing. The credit facility also includes an unused line fee of 0.75%. Andrx and its subsidiaries granted the lenders a first priority security interest in substantially all of their respective personal property assets, including without limitation, accounts receivable, inventories, deposit accounts, property, plant and equipment and general intangibles, and real estate owned at the date of the credit facility. The credit facility contains certain financial covenants, which, among other things, (a) prohibit the payment of dividends without the lenders' consent, (b) place certain limits on annual capital expenditures by Andrx and (c) require Andrx to either (x) satisfy a fixed charge coverage ratio or (y) maintain a minimum availability of $75,000. Andrx is currently in compliance with all the covenants under the credit facility. As of December 31, 2002, approximately $81,000 was available under this secured line of credit.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


(11)     COMMITMENTS

         AGREEMENT WITH A LAW FIRM

         On January 2, 2002, Andrx entered into an agreement with a law firm (the "Law Firm") it utilizes on matters relating to its efforts to market its bioequivalent versions of Tiazac and Prilosec (see Note 16). Under the terms of and as defined in the agreement, Andrx shall pay the Law Firm (i) 2.5% of net sales of the product directly or indirectly resulting from the ANDA Andrx filed for a bioequivalent version of Tiazac, (ii) up to 2.75% of net sales of the product directly or indirectly resulting from the ANDA Andrx filed for a bioequivalent version of Prilosec, with this amount declining to not less than 1.75% following achievement of certain cumulative net sales amounts, and (iii) up to 2.5% of the value created by any settlement or agreement with AstraZeneca or any other party concerning bioequivalent Prilosec, in each case certain conditions stated in the agreement occur. The law firm is not entitled to receive payment on revenues generated from the Company's agreement with KUDCo (see Note 3). Upon the occurrence of any of the events entitling the Law Firm to the aforementioned payments, Andrx will estimate, if determinable, the present value of the aggregate payments the Law Firm is entitled to receive under the agreement, and recognize such amount as an expense and a liability. Such estimate, if determinable, will be evaluated periodically and adjusted as necessary. Andrx is currently not able to estimate the present value of the potential obligations under this agreement. However, the amount of this obligation and the adjustments which could result from future changes in the Company's estimate of the remaining present value of those payments could be significant. If Andrx cannot estimate the amount the Law Firm is entitle to receive, Andrx will then record an expense and a liability in the same period Andrx earns the related revenue or profits.

         ROYALTIES ON BIOEQUIVALENT PRODUCTS

         Pursuant to the ANCIRC agreement, as amended, Watson may be entitled to receive a royalty on net sales of the Company's bioequivalent versions of Procardia XL and Glucotrol XL for which ANDAs have been filed with the U.S. Food and Drug Administration ("FDA") (see Note 3).

         Pursuant to the settlement agreement with Biovail, Biovail will be entitled to receive royalties on net sales of the Company's bioequivalent version of Tiazac (see Note 16).

         Pursuant to the settlement agreement with Pfizer, Pfizer may be entitled to a license fee on the net sales of the Company's bioequivalent version of Procardia XL if the Company's product is ultimately determined to infringe a related patent, based upon an agreed testing protocol.

         Pursuant to an agreement with Genpharm, if the Company, but not Genpharm, is able to launch a bioequivalent version of Prilosec, then Genpharm may be entitled to a share of the Company's net profits from the sale of such product for up to a six month period of time.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


         MILESTONES AND ROYALTIES ON BRAND PRODUCTS

         Pursuant to certain agreements, Andrx pays royalties on its Entex line of cough and cold products to Elan and its Anexsia line of pain products to Mallinckrodt. These royalties totaling $1,612 and $470 for the years ended December 31, 2002 and 2001 are included in cost of sales in the Company's Consolidated Statements of Operations.

         In connection with the Company's Metformin XT product achieving certain pre-established milestones, additional payments may be due to Geneva. Additionally, in connection with future sales of the Company's Metformin XT product, the Company will pay royalties to Geneva with certain minimum levels of such royalties guaranteed.

         EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with its Chief Executive Officer and certain corporate and subsidiary executive officers. These agreements generally provide, among other things, that if the employment of the named executive is terminated by the Company without cause or if there is a change in control of the Company, the Company may be required to make a lump sum payment to such executive, ranging from 150% to 300% of the named executive's annual compensation, and the named executive officer may vest in full on certain installments of shares under stock option agreements and restricted stock units. Additionally, for an 18 month period of time after a change in Chief Executive Officer, certain named executives may vest in full on certain installments of shares under their stock option agreements.

         VALMED PROFIT SHARING ARRANGEMENT

         In 2000, upon acquiring Valmed, the Company entered into a profit sharing agreement with several former shareholders of Valmed who are current Andrx employees. Under the terms of the agreement, the individuals earned profit sharing payments of $1,611, $1,239 and $447 in 2002, 2001 and 2000, respectively, based upon pretax profits generated by Valmed, as defined.

         OPERATING AND CAPITAL LEASES

         The Company leases manufacturing, laboratory, warehouse, office space, automobiles, computers and various equipment under operating and capital leases which expire at various dates through 2017. The following schedule summarizes future minimum lease payments required under non-cancelable operating and capital leases with terms greater than one year, as of December 31, 2002:

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

                                                      CAPITAL         OPERATING
                                                      LEASES           LEASES
                                                      -------         ---------

     2003                                             $   580         $11,524
     2004                                                 593          12,022
     2005                                                 475          10,654
     2006                                                 314           9,236
     2007                                                  --           8,545
Thereafter                                                 --          29,728
                                                      -------         -------
Total minimum lease payments                            1,962         $81,709
                                                                      =======
Imputed interest                                         (134)
                                                      -------
Present value of net minimum lease payments             1,828
Current portion                                          (515)
                                                      -------
Long-term portion of capital lease obligations
     (included in Other liabilities)                  $ 1,313
                                                      =======


Assets recorded under capital leases are included in Property, plant and equipment, net as follows:


                                            DECEMBER 31,
                                      -----------------------
                                         2002            2001
                                      -------         -------

Computer hardware and software        $   675         $   425
Automobiles                             1,299              --
                                      -------         -------
                                        1,974             425
Accumulated amortization                 (197)             --
                                      -------         -------
                                      $ 1,777         $   425
                                      =======         =======


         PURCHASE COMMITMENTS

      The Company had purchase commitments at December 31, 2002, of approximately $45,000 for building, construction, supplies and equipment associated with the expansion of the Company's distribution and manufacturing operations for facilities in Ohio, Florida and North Carolina.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)




(12)     RELATED PARTY TRANSACTIONS

         In February 1993, the Company entered into a royalty agreement with Dr. Chen, the Company's former Co-Chairman and former Chief Scientific Officer, which provides for royalties to Dr. Chen on the sales of Andrx's bioequivalent version of Cardizem CD, for which the Company received final approval in July 1998 from the FDA. In August 1998, the Company amended that royalty agreement to account for the various contingencies presented by the stipulation (see Note
16). Royalties paid to Dr. Chen of $3,330, $4,238 and $5,033 for the years ended December 31, 2002, 2001 and 2000, respectively, were based on 3.33% of the net sales of Cartia XT, as defined. Such royalties are included in SG&A in the accompanying Consolidated Statements of Operations.

         During 2001, the Company entered into an asset purchase agreement with Athlon Pharmaceuticals, Inc. ("Athlon") whereby the primary shareholder, who is a former employee of the Company and the former primary shareholder of CTEX purchased certain products from the Company. Under the terms of the agreement, the Company sold trademarks, equipment, licenses and permits, marketing materials and packaging supplies related to certain products acquired from CTEX to Athlon. In return, the Company received $2,000 in cash. Additionally, among other things, the Company may receive quarterly royalty payments on net sales of certain of these products. This transaction resulted in a net pre-tax gain to the Company of approximately $117 for the year ended December 31, 2001.

         In the normal course of its distribution operations, the Company purchases finished good inventories from Ranbaxy Pharmaceutical ("Ranbaxy"). During 2001, Ranbaxy purchased the assets of HMS Sales and Marketing, Inc. The principal shareholder of HMS is a current member of Andrx's Board of Directors and currently serves as a consultant to Ranbaxy. For the years ended December 31, 2002, 2001 and 2000, the Company purchased finished goods inventories of $16,366, $7,245 and $3,345, respectively, from Ranbaxy.

(13)     STOCKHOLDERS' EQUITY

         On September 7, 2000, Andrx completed a Reorganization, whereby it acquired the outstanding equity of its Cybear subsidiary that it did not own, reincorporated in Delaware and created two new classes of Common Stock: (i) Andrx Common Stock to track the performance of Andrx Group and (ii) Cybear Common Stock to track the performance of Cybear Group. Upon completion of the Reorganization, Cybear became a wholly-owned subsidiary of Andrx with 100% of its value publicly traded in the form of Cybear Common Stock.

         On May 17, 2002, each share of Cybear Common Stock was converted into
0.00964 of a share of Andrx Common Stock, resulting in the issuance of approximately 65,000 shares of Andrx Common Stock. The Conversion included a 25% premium on the value of Cybear Common Stock, as provided by the terms of Andrx's Certificate of Incorporation. Subsequent to the Conversion Andrx has only one class of common stock outstanding.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         In 2002, the Company granted a total of 260,000 restricted stock units with a value of $6,820 to its current CEO under the terms of his employment agreement and to certain corporate and subsidiary executive officers. Each unit represents the right to acquire one share of Andrx common stock. The value of the restricted stock units is being amortized on a straight-line basis over the respective service periods and is included in SG&A. For the year ended December 31, 2002, $295 was included in SG&A pertaining to the amortization of these restricted stock units. In January 2003, the Company granted approximately 140,000 restricted stock units valued at $2,054 to certain key employees, to be amortized over the periods of service starting in 2003.

         On April 2, 2001, the Company completed its acquisition of Mediconsult in a stock-for-stock merger, whereby each share of Mediconsult common stock was exchanged for .0358 shares of Cybear Common Stock. Accordingly, a total of 2,942,000 shares of Cybear Common Stock were issued in connection with this transaction, with a total market value of approximately $4,765.

         On January 23, 2001, Andrx completed its acquisition of CTEX issuing 291,400 shares of Andrx common stock.

         In May 2000, Andrx completed an underwritten public offering of shares of common stock whereby Andrx sold 5,185,100 shares of common stock, receiving net proceeds of $235,819.

(14)     STOCK-BASED COMPENSATION

         In July 2001, the Andrx stockholders approved the adoption of an employee stock purchase plan. The number of shares available for purchase by participating employees under the plan is 400,000. As of December 31, 2002, 310,900 shares remain available for future issuances.

         In September 2000, shareholders approved the Company's 2000 Stock Incentive Plan (the "2000 Plan"), which allows for the issuance of up to 12,000,000 shares of Andrx Common Stock. Under the provisions of the 2000 Plan, the Company's board of directors or its compensation committee (the "Andrx Committee") is authorized to grant stock options of Andrx Common Stock to employees, consultants or advisors of the Company. The terms for, and exercise price at which any stock option may be awarded is to be determined by the Andrx Committee. Prior to the approval of the 2000 Plan, the Company operated under the 1993 Stock Incentive Plan, as amended, which allowed for the issuance of up to 8,000,000 shares of Andrx common stock.

         In connection with the Reorganization, each Cybear stock option issued under the 1997 Cybear Stock Incentive Plan was automatically converted into an option to purchase .2210 shares of Cybear common stock under the 2000 Plan. Additionally, as provided by the Reorganization, similar to Andrx Corporation stockholders, Andrx Corporation option holders received .0372 options to acquire Cybear common stock for each option held in Andrx Corporation. Total Cybear Group options issued to Andrx Corporation option holders were not significant.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

      A summary of the plan activity is as follows:

      ANDRX COMMON STOCK

                                               OUTSTANDING                                       EXERCISABLE
                       -----------------------------------------------------------       -------------------------
                        NUMBER OF                  EXERCISE PRICE PER SHARE                              WTD. AVG.
                       SHARES UNDER     ------------------------------------------                       EXERCISE
                         OPTION             LOW            HIGH          WTD. AVG.         SHARES         PRICE
                       ----------       ----------      ----------      ----------       ---------      ----------
December 31, 1999       5,636,606       $     0.75      $    29.94      $     9.19       2,518,056      $     9.19

Granted                 1,760,900            29.25           85.00           55.33
Exercised              (1,153,121)            0.75           30.06            6.03
Forfeited                (279,000)            4.98           85.00           29.16
                       ----------

December 31, 2000       5,965,385             1.62           85.00           22.49       2,492,535            6.13

Granted                 1,961,258            49.00           70.85           64.05
Exercised                (880,736)            1.80           58.50           10.29
Forfeited                (133,785)            8.22           85.00           40.74
                       ----------

December 31, 2001       6,912,122             1.62           85.00           35.49       2,747,798           13.88

Granted                 1,550,777            17.94           45.50           34.67
Exercised                (863,495)            1.62           47.83            5.02
Forfeited              (1,167,404)            6.82           85.00           56.38
                       ----------


December 31, 2002       6,432,000       $     1.62      $    85.00      $    35.96       2,932,891      $    25.37
                       ==========       ==========      ==========      ==========      ==========      ==========




                               OPTIONS OUTSTANDING                                            EXERCISABLE OPTIONS
                               AT DECEMBER 31, 2002                                          AT DECEMBER 31, 2002
-----------------------------------------------------------------------------------   ----------------------------------
       RANGE OF                 NUMBER OF       WEIGHTED AVG.      WEIGHTED AVG.                         WEIGHTED AVG.
       EXERCISE                   SHARES       REMAINING LIFE         EXERCISE                             EXERCISE
        PRICES                 UNDER OPTION        (YEARS)             PRICE             SHARES              PRICE
    ------------               ------------    ---------------      -----------        ----------        -----------
     $1.62-$8.34                   975,250           2.10            $   4.01            975,250          $  4.01
     $8.40-$16.62                1,121,275           4.52               13.32            749,275            11.76
    $17.94-$29.94                  993,361           7.11               22.72            304,864            24.56
    $33.83-$45.20                  975,678           8.75               41.41             85,300            34.79
    $45.50-$62.38                1,185,275           7.56               56.84            500,339            58.67
    $64.66-$70.85                1,089,701           8.86               68.56            282,213            67.28
    $77.73-$85.00                   91,460           7.70               81.03             35,650            80.95
                                 ---------                                             ---------
    $1.62-$85.00                 6,432,000           6.53            $  35.96          2,932,891         $  25.37
                                 =========                                             =========


         As of December 31, 2002, approximately 7,488,000 and 270,000 shares of Andrx Common Stock remain available for future grants under the 2000 Plan and under the 1993 Plan, respectively.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         In connection with the Conversion, Cybear Common Stock options were converted into Andrx stock options at an exchange rate of .00956. Given the immateriality of the number of converted options and their exercise price which is significantly in excess of the current market price and the historical range of Andrx's stock trading price, such options to acquire a total of approximately 2,900 shares of Andrx Common Stock with exercise prices ranging from $314 to $18,500 per share are excluded from the above tables.

(15)     401(K) PLANS

         In February 1995, the Company adopted a 401(k) defined contribution retirement plan covering substantially all of its employees. Monthly contributions to the retirement plan are made by the Company based upon the employees' contributions to the plan. In February 2001, the Cybear 401(k) Plan was merged with the Andrx 401(k) Plan.

         For the years ended December 31, 2002, 2001 and 2000, the Company contributed $1,223, $1,156 and $534, respectively, to the 401(k) retirement plans.

         Upon acquiring Armstrong on March 30, 2001, Andrx participates in a multi-employer employee benefit plan for employees of Armstrong. Total contributions charged to expense under this agreement for the year ended December 31, 2002 and from the acquisition date of Armstrong through December 31, 2001 were $83 and $101, respectively.

(16)     LITIGATION

 PATENT INFRINGEMENT LITIGATION

         Following its submission of paragraph IV certifications that its ANDA product candidates do not infringe the valid patent rights of the referenced brand product, Andrx anticipates that patent infringement litigation will be commenced against it. These types of cases include:

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


         OMEPRAZOLE (PRILOSEC)

         In 1998, Andrx filed an ANDA seeking approval from the FDA to market omeprazole, its bioequivalent version of Prilosec. In May 1998, AstraZeneca plc ("Astra") filed suit under the provisions of the Waxman-Hatch Amendments act alleging patent infringement. The matter was tried in the U.S. District Court for the Southern District of New York along with the consolidated claims of three other ANDA applicants. In October 2002, the court entered an order and an opinion finding that Astra's `505 and `230 patents are valid and that the bioequivalent versions of Prilosec developed by Andrx, Genpharm and Cheminor infringe those patents. The court also determined that the bioequivalent version of Prilosec developed by KUDCo does not infringe the two patents. The court specifically deferred ruling on the `281 patent that was asserted solely against Andrx's product, and has not issued any opinion on Astra's claims for willful infringement of the `505 and `230 patents or on Astra's request for attorneys' fees. Astra has also advised the District Court that it believes it may be entitled to damages as a result of Andrx's decision to build an inventory of its product prior to the court's determination. Andrx has appealed the decision to the Federal Circuit Court of Appeals. As a result of the Prilosec patent infringement decision, the Company recorded a charge of approximately $41,000, related to work-in process, finished goods and raw material inventories for its bioequivalent version of Prilosec (see Note 5).

         NAPROXEN SODIUM (NAPRELAN)

         In 1998, Andrx filed an ANDA seeking approval from FDA to market naproxen sodium, its bioequivalent version of Naprelan. Elan sued Andrx for patent infringement in October 1998. The matter was tried in the U.S. District Court for the Southern District of Florida and on March 14, 2002, the Court issued an order of final judgment in favor of Andrx invalidating the patent in controversy. Elan has filed a motion asking the Court to reconsider and reverse its invalidity ruling and Andrx has filed a motion asking that the Court issue a ruling on Andrx's defenses of non-infringement. On March 24, 2003, the Court has entered an order denying both Elan's motion for reconsideration and Andrx's motion to amend the judgment. Andrx has commenced selling its bioequivalent version of Naprelan. If Elan appeals the Court's decision, and ultimately prevails, Andrx could be subject to damages.

         PAROXETINE HYDROCHLORIDE (PAXIL)

         In 2001, Andrx filed an ANDA seeking FDA approval to market paroxetine hydrochloride, its bioequivalent version of Paxil. In June 2001, SmithKline Beecham Corporation and Beecham Group plc sued Andrx and BASF for patent infringement in the U.S. District Court for the Eastern District of Pennsylvania. There presently are 12 other related cases pending before the court concerning patents covering paroxetine hydrochloride, all of which have been consolidated by the court for pre-trial discovery purposes only.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         FAMOTIDINE (PEPCID)

         As part of the CARAN joint venture between Andrx and Carlsbad, Carlsbad developed and is manufacturing for distribution by Andrx a bioequivalent version of Pepcid (famotidine). In July 2001, Richter Gedeon Vegyeszeti Gyar RT sued Andrx, Carlsbad and seven other defendants for patent infringement in the U.S. District Court for the Eastern District of New York. Carlsbad has agreed to indemnify and hold harmless Andrx from any liability arising out of this lawsuit.

         DEPAKOTE

         In December 1999, Andrx filed an ANDA seeking FDA approval to market a bioequivalent version of Depakote. In April 2000, Abbott Laboratories sued Andrx for patent infringement in the U.S. District Court for the Southern District of Florida. The Court has stayed this case until May 2003, and has directed the parties to submit a joint status report detailing the posture of the case by mid-March 2003.

         MIRTAZAPINE (REMERON)

         In December 2001, Andrx filed an ANDA seeking FDA approval to market mirtazapine, its bioequivalent version of Remeron. In April 2002, Organon, Inc. and Akzo Nobel. N.V. filed suit against Andrx for patent infringement in the U.S. District Court for the Southern District of Florida. For pre-trial discovery purposes only, this case was transferred to and consolidated with other related patent infringement cases pending in the U.S. District Court for the District of New Jersey. Andrx and the plaintiffs have filed with the Court a joint stipulation to dismiss plaintiffs' claims with prejudice and Andrx's counterclaims without prejudice.

         BUPROPION HYDROCHLORIDE (WELLBUTRIN SR/ZYBAN)

         In June 1999, Andrx filed an ANDA seeking FDA approval to market its bioequivalent versions of Wellbutrin SR and Zyban. In September 1999, Glaxo filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement. In February 2002, the U.S. District Court for the Southern District of Florida granted Andrx's motion of summary judgment of non-infringement for Wellbutrin SR and Zyban and denied Glaxo's cross-motion for summary judgment. Glaxo appealed the District Court's decision and that appeal is pending.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


         LORATADINE (CLARITIN-D 24/REDITABS/D 12)

         Andrx filed ANDAs with FDA seeking approval for its bioequivalent versions of Claritin-D 24, Claritin Reditabs and Claritin-D 12 in September 1999, September 2000 and July 2001, respectively. Schering-Plough Corporation ("Schering-Plough") sued Andrx in the U.S. District Court for New Jersey claiming that Andrx's ANDA for Claritin-D 24 infringed two of its patents, a metabolite patent and a formulation patent, and with respect to Claritin Reditabs and D 12, claiming infringement only of the metabolite patent. The District Court entered final summary judgment in favor of Andrx with respect to the metabolite patent, finding the patent invalid. Schering-Plough appealed that judgment and that appeal is pending. With respect to the formulation patent at issue for the D 24 product, discovery is nearly completed, but no trial date is currently scheduled.

         GLIPIZIDE (GLUCOTROL XL)

         Andrx filed an ANDA for its bioequivalent version of Glucotrol XL in April 2001, and in July 2001, was sued in the U.S. District Court for the Southern District of Florida by Pfizer, Inc. and Alza Corporation for alleged infringement of several patents. Discovery is nearly completed and a trial date is currently scheduled for June 2, 2003.

CARDIZEM CD ANTITRUST LITIGATION

         Beginning in August 1998, several putative class action lawsuits were filed against Andrx and Aventis arising from a 1997 stipulation (the "1997 Stipulation") entered into between Andrx and Aventis in connection with a patent infringement suit brought by Aventis with regard to its product, Cardizem CD. The actions pending in federal court have been consolidated for multi-district litigation purposes in the U.S. District Court for the Eastern District of Michigan. The complaint in each action alleges that Andrx and Aventis, by way of the 1997 Stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly gave Aventis and Andrx a near monopoly in the U.S. market for Cardizem CD and a bioequivalent version of that pharmaceutical product. According to the complaints, the monopoly possessed by the defendants enables Aventis to perpetuate its ability to fix the price of Cardizem CD at an artificially high price, free from generic competition, with the result that direct purchasers such as pharmacies, as well as indirect purchasers such as medical patients who have been issued prescriptions for Cardizem CD are forced to overpay for the drug. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 2000, the District Court granted summary judgment to plaintiffs finding that the 1997 Stipulation was a per se violation of antitrust laws. Aventis and Andrx appealed the judgment to the U.S. Court of Appeals for the Sixth Circuit. No decision has yet been announced.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


         On May 14, 2001, the State Attorney Generals for the States of New York and Michigan, joined by thirteen additional states and the District of Columbia, filed suit against Andrx and Aventis in the same federal court in which the above described consolidated Cardizem CD antitrust class action litigation is being conducted. The attorney generals' suit is brought on behalf of their government entities and consumers resident in their jurisdictions who allegedly were damaged as a result of the 1997 Stipulation. Subsequently, an amended complaint was filed adding twelve additional states and Puerto Rico to the action. The lawsuit essentially reiterates the claims asserted against Andrx in the aforementioned Cardizem CD antitrust class action litigation and seeks the same relief sought in that litigation.

         On July 26, 2001, Blue Cross Blue Shield of Michigan, joined by three other Blue Cross Blue Shield plans (one in Minnesota and two in New York), filed suit against Andrx and Aventis in the U.S. District Court for the Eastern District of Michigan on behalf of themselves and as claim adjustors for their self-funded customers to recover damages allegedly caused by the 1997 Stipulation. The complaint essentially repeats the claims asserted against Andrx that are being litigated in the above-described consolidated Cardizem CD antitrust class action litigation and seeks substantially the same relief sought in that litigation.

         In addition to the consolidated proceedings in the U.S. District Court for the Eastern District of Michigan, there are two actions pending in state courts in Florida, and two actions pending in state courts in Kansas. These actions are currently stayed.

         In anticipation of potentially reaching settlements with all plaintiffs in the related litigations, Andrx recorded an estimated litigation settlements charge of $60,000 in the second quarter of 2002. Such contingency became estimatable in 2002 as a result of the mediation discussions with the plaintiffs in the litigations and the settlement referred to above. Andrx intends to vigorously litigate any of these cases that cannot be settled on a reasonable basis. On November 26, 2002, the Court approved a settlement between the direct purchasers and Andrx and Aventis. In January 2003, Andrx announced it had reached a settlement with the indirect purchasers and state attorney generals. Discovery is still ongoing for the remaining group of litigants, including those who timely choose to opt out of the settlements described above. If not settled, Andrx anticipates that these matters may take several years to be resolved but an adverse judgment could have a material adverse effect on the Company's business and consolidated financial statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


TIAZAC RELATED SECURITIES CLAIMS

         Several securities fraud class action complaints were filed on or about March 2002 alleging that Andrx and certain of its officers and directors engaged in securities fraud and/or made material misrepresentations regarding the regulatory status of the Company's ANDA for a bioequivalent version of Tiazac. The amended class action complaint sought a class period for those persons or institutions that acquired Andrx common stock from April 30, 2001 through February 21, 2002. In November 2002, the U.S. District Court for the Southern District of Florida granted in part Andrx's motion to dismiss the amended consolidated class action complaint and determined that all but one of the statements allegedly made in violation of the federal securities laws should be dismissed as a matter of law. The Court's decision reduced the class period to six weeks commencing January 9, 2002 and ending February 21, 2002. The Court also later granted Andrx's motion to strike all allegations of insider trading from the complaint.

         Though the Company believes that the plaintiffs are unlikely to prevail in their claims, an adverse judgment could have a material adverse effect on the Company's business and consolidated financial statements.

         In October 2002, two shareholder derivative complaints (related to the Tiazac class action referred to above) were filed against certain current and former officers and directors of Andrx, as well as Andrx (as a nominal defendant), in the Circuit Court of Broward County, Florida. These complaints allege that, during the period from May 2001 through November 2001, the individual defendants were in possession of material non-public information relating to the regulatory status of Andrx's ANDA for a bioequivalent version of Tiazac and used such information to sell shares of Andrx common stock at prices higher than they could have obtained had the information been made public, thereby reaping insider trader profits. The complaints seek the imposition of a constructive trust in favor of Andrx for the more than $204,000 in profits that the individual defendants received from their allegedly illegal sales of Andrx stock during such period. The parties have agreed to stay this action pending a resolution of certain issues, which are the subject of the class action lawsuit discussed above.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


LEMELSON PATENT LITIGATION

         On November 23, 2001, the Lemelson Medical, Education & Research Foundation, LP filed an action in the U.S. District Court for the District of Arizona alleging patent infringement against Andrx and others involving "machine vision" or "computer image analysis." On March 20, 2002, the Court entered an Order of Stay in the proceedings, pending the resolution of another suit that involves the same patents, but does not involve Andrx. The Company is not in a position to determine the ultimate outcome of this matter.

ALTOCOR TRADEMARK OPPOSITION

         In May 2002, Kos Pharmaceuticals, Inc. filed a notice of opposition to Andrx's application for a registered trademark for Altocor alleging a likelihood of confusion between their trademark, Advicor, and Altocor. Each product associated with the marks is used for the treatment of cardiovascular condition. The parties have commenced discovery. The Company is not in a position to determine the ultimate outcome of this matter.

PPA LITIGATION

         Beginning in October 2001, a number of product liability lawsuits were filed against Andrx and others for personal injuries allegedly arising out of the use of phenylpropanolamine (PPA). The actions have been consolidated and transferred to the U.S. District Court for the Western District of Washington. Andrx was named in the suits because of its Entex product line, which it acquired, from Elan in June 2001. While PPA was at one time contained in Elan's Entex products, Andrx reformulated the Entex products containing PPA upon their acquisition from Elan and eliminated PPA as an active ingredient in the products. Andrx believes that it will be fully indemnified by Elan for the defense of all such cases and for any liability that may arise associated with the products it purchased from Elan.

ALPHARMA RECALL CLAIMS

         In March 2002, Alpharma USPD, Inc. ("Alpharma"), for whom Andrx's aerosol manufacturing facility provided contract manufacturing of Epinephrine Mist, notified Andrx that the product was subject to a recall. Alpharma claims that Armstrong breached its manufacturing agreement and has requested indemnification for the full amount of its losses arising from the recall. Alpharma estimates its losses at approximately $12,300. Andrx is investigating this matter, but has disputed both the basis for liability and the amount of damages owed. Andrx has also notified Medeva, from whom Andrx acquired the aerosol manufacturing operations in March 2001, that it may seek indemnification for the losses claimed by Alpharma. The Company is not in a position to determine the ultimate outcome of this matter.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


CYBEAR SEC INVESTIGATION

         In February 2001, the Southeast Regional Office of the SEC commenced a formal private investigation of Cybear, which focused on Cybear's revenue reporting, disclosure and internal controls in 1999 and 2000 with respect to Cybearclub LC, a joint venture between Andrx and Cybear intended to promote the distribution of certain healthcare products through the Internet. This investigation followed an informal inquiry conducted by the SEC staff beginning late in the third quarter of 2000. Andrx and the SEC staff have agreed to a settlement, subject to the approval of the SEC. The proposed settlement, if approved, will not have a material adverse effect on Andrx's business, results of operation or financial condition.

BURNETT EMPLOYMENT DISPUTE

         On October 19, 1993, Terill Hill Burnett, a former employee of POL, filed an action in the U.S. District Court for the Southern District of New York against POL and some of the original shareholders thereof, alleging POL breached her contract, securities and common law fraud with respect to the sale of shares of common stock, breach of fiduciary duty, negligent misrepresentation and gender discrimination, and seeking damages in excess of $1,000 plus punitive damages. The District Court has dismissed all of these claims, except those for breach of contract and damages based on quantum meruit. POL has filed a motion for partial summary judgment regarding the issue of damages. Though the Company believes that the plaintiff is unlikely to prevail in her claim, an adverse judgment could have a material effect on the Company's business and consolidated financial statements.

NICEBID BREACH OF CONTRACT CLAIMS

         In October 2001, Nicebid.com, LLC served a demand for arbitration of its claims against Cybear in connection with web design and web hosting services arising out of an agreement between Nicebid and a company acquired by Cybear. Nicebid asserts claims for breach of contract and warranty, negligence, fraudulent inducement, fraud and NJ Consumer Fraud Act violations and claims damages for lost profits exceeding $7,000, punitive damages and attorneys' fees and costs. The Company is not in a position to determine the ultimate outcome of this matter.

LEGAL CLAIMS CHARGE

         In the fourth quarter of 2002, Andrx recorded a $5,000 charge relating to legal claims asserted against the Company.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


RESOLVED LITIGATION

         FENFLURAMINE LITIGATION

         In January 1999, Andrx was served with third party complaints filed against them by certain doctors and distributors who are defendants in various legal actions relating to the sale of phentermine by Andrx and its usage as a diet drug when taken in combination with fenfluramine, commonly known as "phen-fen." In June 2002, all pending claims were dismissed.

         AWP CLASS ACTION LITIGATION

         On November 14, 2001, Gerald Lannes, on behalf of himself and others, filed a putative class action against Andrx in Superior Court, State of Arizona, relating to the average wholesale pricing ("AWP") of pharmaceutical products and alleging that Andrx and other unnamed pharmaceutical companies have been and, continue to be, conspiring to report fictitious AWP. Mr. Lannes claimed violations of the Arizona Consumer Fraud Act and illegal restraint of trade attendant thereto, and sought compensatory, punitive and treble damages in an unspecified amount, pre and post judgment interest and attorneys fees and costs. In June 2002, the plaintiffs dismissed the case with prejudice.

         BIOVAIL ANTITRUST LITIGATION

         Andrx and Biovail Corporation have entered into an agreement settling with prejudice (i) Biovail's claims against Andrx in the U.S. District Court for the District of Columbia for alleged antitrust violations relating to the 1997 Stipulation, (ii) Andrx's claims against Biovail in the U.S. District Court for the Southern District of Florida for, among other things, a declaratory judgment that Andrx had not breached any of the rights Biovail acquired as assignee of 1999 stipulation between Aventis and Andrx in settlement of the Cardizem CD patent infringement suit, and (iii) the parties' respective claims against each other in the consolidated litigation pending in the U.S. District Court for the Southern District of Florida relating to Andrx's bioequivalent version of Tiazac. Though this settlement involved no cash payments, Andrx has agreed to pay to Biovail a royalty based on net sales of Andrx's bioequivalent version of Tiazac.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)



(17)      LITIGATION SETTLEMENT AND OTHER CHARGES

        Litigation settlement and other charges consist of the following:


                                                                    YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                   2002         2001         2000
                                                                -------      -------      -------
Litigation settlement charge and legal claims                   $65,000      $    --      $    --
POL goodwill and intangible impairment                            7,833           --           --
Reorganization goodwill impairment                                   --        9,313           --
Fort Washington, PA, Boca Raton, FL and Tarrytown, NY
  leases charge                                                      --        1,722           --
Computer software license impairment                                 --        1,742           --
Telegraph goodwill impairment                                        --        1,982           --
Merger costs associated with the Reorganization impairment           --           --        3,322
Asset impairment costs and cost to terminate an agreement            --           --        2,000
Net allowances on AHT note receivable                                --           --        2,000
                                                                -------      -------      -------
                                                                $72,833      $14,759      $ 7,322
                                                                =======      =======      =======


         For discussion of litigation settlements charge and legal claims see
Note 16.


         In the fourth quarter of 2002, Andrx recorded a charge of $7,833 for impairment of goodwill and intangible assets related to POL assets. Such charge was the result of management's decision in the fourth quarter of 2002 not to commit additional resources to POL and an evaluation of the related goodwill and intangible assets. As a result, management believes that the future benefits previously associated with this transaction no longer exist under Andrx's current operations. Andrx is pursuing alternatives for POL and decided in the first quarter of 2003 to pursue, among other things, a possible sale of POL and other Internet assets.

         In September 2001, Cybear wrote off the remaining $9,313 of goodwill established in the September 2000 Reorganization. Such write off was the result of an evaluation of the Reorganization goodwill in consideration of, among other things, Cybear Group's business subsequent to the Reorganization. As a result, the future benefits previously associated with the Reorganization goodwill no longer existed.

         In 2001, Cybear recorded an allowance of $1,722 associated with an estimated loss that Cybear expected to incur in subleasing all or portions of its Fort Washington, PA, Tarrytown, NY and Boca Raton, FL facilities.

         In 2001, Cybear wrote off $1,742 for certain computer software licenses that Cybear no longer intends to market or to commercialize.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         In June 2001, Cybear wrote off the remaining $1,982 of goodwill established with the acquisition of Telegraph Consulting Corporation ("Telegraph") in 1999. Such write-off was the result of an evaluation of the Telegraph goodwill in consideration of, among other things, the Company's Internet business strategy and the acquisition of Mediconsult (see Note 3). As a result, the future benefits previously associated with the Telegraph goodwill no longer existed.

         In 2000, the Company incurred $3,322 of costs in connection with the Reorganization, Cybear incurred $2,000 in impairment costs for certain assets and costs to terminate an agreement and also recorded a $2,000 net allowance against a certain note receivable pursuant to an agreement.

 (18)    SELECTED QUARTERLY DATA (UNAUDITED)


                                                                                      2002
                                                            ------------------------------------------------------------
                                                            MARCH 31,        JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                            ---------       ---------      -------------    ------------
Distributed products revenue                                $ 127,045       $ 121,502       $ 133,020       $ 153,051
Andrx products revenue                                         54,536          55,770          53,391          45,710
Licensing and royalties                                           114             102             193          16,931
Cost of goods sold                                            126,517         129,888         178,405         185,259
SG&A                                                           41,285          46,459          51,751          53,758
R&D expenses                                                    9,922          11,420          12,195          17,942
Litigation settlements and other charges                           --          60,000              --          12,833
Income (loss) from operations                                   5,595         (67,225)        (53,329)        (51,695)
Income taxes (benefit)                                          3,313         (28,907)        (17,813)        (17,419)
Net income (loss)                                               4,513         (31,334)        (33,084)        (31,912)
Net income (loss) allocated to Andrx Group                      8,395         (29,798)        (33,084)        (31,912)
Basic net income (loss) per Andrx Group common share             0.12           (0.42)          (0.47)          (0.45)
Diluted net income (loss) per Andrx Group common share           0.12           (0.42)          (0.47)          (0.45)
Net loss allocated to Cybear Group                             (3,882)         (1,536)
Basic and diluted net loss per Cybear Group common share        (0.58)          (0.23)


                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)



                                                                                  2001
                                                        ------------------------------------------------------------
                                                         MARCH 31,       JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                        ---------       ---------      -------------    ------------
Distributed products revenue                            $ 107,956       $ 107,676       $ 133,819       $ 145,790
Andrx products revenue                                     44,754          65,476          72,736          46,037
Licensing and royalties                                     3,974           3,839           3,868           1,967
Cost of goods sold                                         94,592         104,897         131,190         148,916
SG&A                                                       28,443          35,916          42,392          38,570
R&D expenses                                               14,324          14,564          11,294          12,664
Litigation settlements and other charges                       --           1,982          10,373           2,404
Income (loss) from operations                              19,983          23,504          18,985          (5,952)
Income taxes                                                8,856          11,154          11,120             255
Net income (loss)                                          14,603          15,721          10,665          (3,443)
Net income allocated to Andrx Group                        19,169          24,201          25,251           4,241
Basic net income per Andrx Group common share                0.28            0.35            0.36            0.06
Diluted net income per Andrx Group common share              0.27            0.34            0.35            0.06
Net loss allocated to Cybear Group                         (4,566)         (8,480)        (14,586)         (7,684)
Basic and diluted net loss per Cybear Group common
  share                                                     (1.20)          (1.39)          (2.23)          (1.14)


         As a result of the Conversion, Cybear business operations have been integrated into Andrx and Andrx currently only has one class of common stock outstanding which includes all of the businesses of Andrx and its subsidiaries. From the Reorganization on September 7, 2000 through the Conversion on May 17, 2002, Andrx allocated its operating results to each class of common stock.


         Certain amounts have been reclassified to conform to the current presentation.

         Earnings (loss) per share are computed independently for each quarter presented.

         In August 2002, Andrx management learned that an employee had made numerous improper entries that affected the adequacy of the Company's allowance for doubtful accounts receivable. Management determined that the Company's provision for doubtful accounts receivable (included in SG&A) from January 1, 1999 through December 31, 2001 was understated, by an aggregate of $4,014, of which $2,655 and $1,720 related to the year ended December 31, 2001 and 2000,respectively, and a credit of $361 related to the year ended December 31, 1999. The Company recognized the full amount of the $4,014 prior period misstatement in the second quarter of 2002, as the Company believed it was not material to any period affected.

         For each of the applicable unaudited quarterly periods, the misstatement is as follows: $1,405 for the quarter ended March 31, 2001; $93 for the quarter ended June 30, 2001; $571 for the quarter ended September 30, 2001; $586 for the quarter ended December 31, 2001; $888 for the quarter ended March 31, 2002; and $529 for the quarter ended June 30, 2002.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

(19)     SEGMENTS

         Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments are managed separately because of the fundamental differences in their operations or in the uniqueness of their products. As a result of the Conversion, the Company's Internet business operations were integrated into other operating segments of Andrx and are no longer classified as a separate segment and became a part of the distributed products segment or brand products segment for financial reporting purposes. Accordingly, for segment reporting purposes, the Company has reclassified its former Internet segment operations for all prior periods herein to conform with the current period presentation. It is impracticable to report the current segment information under the old basis of segmentation given the integration of Internet business operations into other reportable segments.

         The Company currently operates in the following business segments:

         DISTRIBUTED PRODUCTS

         The Company distributes primarily generic pharmaceuticals manufactured by third parties from its Weston, Florida and Columbus, Ohio distribution facilities primarily to independent pharmacies, non-warehousing pharmacy chains and physicians' offices. Sales are primarily generated through its in-house telemarketing staff and through AndaNet, Andrx's internally developed Internet ordering software. The distributed products segment's operating results exclude participation in the distribution of Andrx bioequivalent products, which are included in the bioequivalent product segment. As a result of the Conversion, Cybear's Cybearclub LC joint venture with Andrx, which was formerly included in the Internet segment, is now included in the distributed products business segment.

         BIOEQUIVALENT PRODUCTS

         The Company researches and develops, manufactures and sells bioequivalent versions of selected controlled-release brand name pharmaceuticals utilizing its proprietary drug delivery technologies, as well as bioequivalent versions of specialty, niche or immediate-release pharmaceutical products. In addition, the bioequivalent products segment includes licensing revenues earned under the agreement with KUDCo, and the contract manufacturing activities conducted at Andrx's aerosol manufacturing facility in Massachusetts. The bioequivalent products segment also includes the equity in earnings (losses) of unconsolidated joint ventures (see Note 8).

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)


         BRAND PRODUCTS

         The Company applies proprietary drug delivery technologies to the R&D of brand name controlled-release formulations of existing chemical entities. The brand products segment also includes (i) fees generated under an agreement with Geneva for specified brand products which was terminated in October 2001, (ii) milestones to Geneva in connection with the termination of such agreement, (iii) sales of products from CTEX, which Andrx acquired on January 23, 2001, which include Histex through June 28, 2002, (iv) gain on sale of Histex product line in June 2002, (v) commencing in July 2001, sales of the Entex brand product line, (vi) commencing in November 2001, sales of the Anexsia pain product line,
(vii) commencing July 2002, net sales of Altocor, Andrx's first internally developed brand product. As a result of the Conversion, except for the Cybearclub LLC joint venture, the former Internet segment operations are now included in the brand products segment.

         CORPORATE AND OTHER

         Corporate and other consists of corporate headquarters, including general and administrative expenses, which include legal costs associated with antitrust matters, litigation settlements charge, interest income, interest expense and income taxes.

         The Company evaluates the performance of the segments after all intercompany transactions are eliminated. The allocation of income taxes is not evaluated at the segment level.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

     The following table presents financial information by business segment:



                                                                AS OF OR FOR THE YEAR ENDED DECEMBER 31, 2002
                                                  ---------------------------------------------------------------------------
                                                  DISTRIBUTED   BIOEQUIVALENT       BRAND         CORPORATE
                                                    PRODUCTS      PRODUCTS        PRODUCTS        & OTHER        CONSOLIDATED
                                                  -----------   -------------     ---------       ---------      ------------
Revenues                                           $ 534,618      $ 208,127       $  28,235       $      --       $ 770,980
Income (loss) from operations                         31,887        (19,732)        (78,450)       (100,359)       (166,654)
Equity in earnings of joint ventures                      --          3,697              --              --           3,697
Interest income                                           --             --              --           5,420           5,420
Interest expense                                          --             --              --             200             200
Gain  on  sale  of  Histex  product line                  --             --           5,094              --           5,094
Depreciation and amortization                          3,289         12,526           5,488             769          22,072
Capital expenditures                                  13,916         96,321             808           1,245         112,290
Total assets                                         234,008        289,468          68,136         197,867         789,479




                                                                  AS OF OR FOR THE YEAR ENDED DECEMBER 31, 2001
                                                  ---------------------------------------------------------------------------
                                                  DISTRIBUTED   BIOEQUIVALENT       BRAND         CORPORATE
                                                    PRODUCTS      PRODUCTS        PRODUCTS        & OTHER        CONSOLIDATED
                                                  -----------   -------------     ---------       ---------      ------------
Revenues                                           $ 495,241      $ 204,969       $  48,831       $      --       $ 749,041
Income (loss) from operations                         34,581        102,504         (55,726)        (24,839)         56,520
Equity in earnings of joint ventures                      --          1,025              --              --           1,025
Interest income                                           --             --              --          11,386          11,386
Depreciation and amortization                          2,924          6,954          12,083              78          22,039
Capital expenditures                                   8,336         64,908           1,149             696          75,089
Total assets                                         194,784        222,045          73,593         298,792         789,214



                                                                     AS OF OR FOR THE YEAR ENDED DECEMBER 31, 2000
                                                  ---------------------------------------------------------------------------
                                                  DISTRIBUTED   BIOEQUIVALENT       BRAND         CORPORATE
                                                    PRODUCTS      PRODUCTS        PRODUCTS        & OTHER        CONSOLIDATED
                                                  -----------   -------------     ---------       ---------      ------------
Revenues                                           $ 329,110      $ 176,375       $  14,475       $      --       $ 519,960
Income (loss) from operations                         16,701        108,989         (29,122)        (13,382)         83,186
Equity in losses of joint ventures                        --          1,202              --              --           1,202
Interest income                                           --             --              --          13,039          13,039
Interest expense                                         767             --              --              --             767
Depreciation and amortization                          2,610          2,484           4,100             376           9,570
Capital expenditures                                   1,811         38,752           3,929              48          44,540
Total assets                                         179,576        118,885          40,176         330,779         669,416



                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         For each of the applicable unaudited quarterly periods, the misstatement to the allowance for doubtful accounts receivable resulting from an employee making improper entries (see Note 18) for the Distributed Products Segment is as follows: $933 for the quarter ended March 31, 2001; a credit of $48 for the quarter ended June 30, 2001; $707 for the quarter ended September 30, 2001; $6 for the quarter ended December 31, 2001; $803 for the quarter ended March 31, 2002; $524 for the quarter ended June 30, 2002. The amount of the misstatement attributable to each of the applicable unaudited quarterly periods for the Bioequivalent Products Segment is as follows: $472 for the quarter ended March 31, 2001; $141 for the quarter ended June 30, 2001; a credit of $136 for the quarter ended September 30, 2001; $580 for the quarter ended December 31, 2001; $85 for the quarter ended March 31, 2002; $5 for the quarter ended June 30, 2002.

 (20)    SUBSEQUENT EVENTS

          PERRIGO AGREEMENT

         In January 2003, Andrx entered into a multi-year agreement with L. Perrigo Company ("Perrigo") whereby Andrx will manufacture and supply Perrigo with bioequivalent versions of Claritin-D 24 Hour, Claritin-D 12 Hour and Claritin Reditabs, which Perrigo will market as over the counter products. Andrx's bioequivalent version of Claritin-D 24 Hour will enjoy a 180-day period of market exclusivity.

         SECURITIES FRAUD CLAIM

         In March 2003, several security class action complaints were filed against Andrx and certain of its officers and directors alleging material misrepresentations regarding the expiration period for Andrx's bioequivalent version of Wellbutrin SR/Zyban and that Andrx's launch quantities might expire before FDA approval of the product. The complaints seek a class period for those persons or institutions that acquired Andrx Common Stock between October 31, 2002 and March 4, 2003.

         CHANGE IN MANAGEMENT

         In March 2003, Dr. Elliot F. Hahn resigned as the Company's Chairman of the Board of Directors and as President. Dr. Hahn will continue to serve on the Andrx Board of Directors and on Andrx's executive management team as Chairman Emeritus.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
             (in thousands, except for share and per share amounts)

         STOCKHOLDER RIGHTS PLAN

         On March 20, 2003, Andrx's Board of Directors approved the adoption of stockholder rights plan and, in connection therewith, declared a dividend distribution of one Preferred Share Purchase Right (the "Right") on each outstanding share of Andrx's Common Stock. Each Right will entitle the holder to purchase one one-thousandth of a share of Andrx's newly created Series A Junior Participating Preferred Stock, at an initial exercise price of $70.00 per one one-thousandth of a share (subject to adjustment). The Rights will be exercisable only if a person or group acquires 15% or more of Andrx Common Stock, and thus becomes an acquiring person, as defined under the Plan, ("Acquiring Person") or announces or commences a tender or exchange offer the consummation of which would result in ownership by a person or group of 15% or more of the Andrx Common Stock. Upon any such occurrence, each Right will entitle its holder (other than such Acquiring Person or group or affiliated or associated persons and certain transferees) to purchase, at the Right's then current exercise price, a number of shares of Andrx's Common Stock having a market value of twice the exercise price. In addition, if Andrx is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power, after a person or group becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of shares of the acquiring company's common stock having a market value of twice such price. The Acquiring Person (and affiliated and associated persons) will not be entitled to exercise or transfer the Rights under such circumstances (as its Rights become void upon becoming an Acquiring Person).

         Prior to the time that any person becomes an Acquiring Person, the Rights are redeemable for $0.01 per Right at the option of the Board of Directors. The board of directors is also authorized to reduce the 15% threshold referred to above to not less than 10% under certain circumstances. Following the time that a person becomes an Acquiring Person and prior to an acquisition of 50% or more of the common stock, the board of directors may exchange the Rights (other than Rights owned by the Acquiring Person) at an exchange ratio of one share of common stock per Right.

         The dividend distribution will be made on March 31, 2003, payable to stockholders of record as of that date. The Rights will expire in ten years. The adoption of the Rights Plan and the distribution of the Rights is not dilutive, does not affect reported earnings (loss) per share or Andrx's financial results and is not taxable to stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As disclosed on Form 8-K on June 19, 2002, Andrx changed its accountants from Arthur Andersen LLP to Ernst & Young LLP. There have been no disagreements with Andrx's accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors appearing under the caption "Election of Directors" in Andrx's proxy statement for the 2003 annual meeting of stockholders is incorporated by reference.

         Information regarding executive officers is included in Part I on this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

         Information appearing under the caption "Executive Compensation" in Andrx's proxy statement for the 2003 annual meeting of stockholders is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in Andrx's proxy statement for the 2003 annual meeting of stockholders is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information appearing under the caption "Certain Relationships and Related Transactions" in Andrx's proxy statement for the 2003 annual meeting of stockholders is incorporated by reference.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of the Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of Andrx's disclosure controls and procedures was carried out by Andrx under the supervision and with the participation of Andrx's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Andrx's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by Andrx in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

         Subsequent to the date of the most recent evaluation of Andrx's internal controls, there were no significant changes in Andrx's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

    (3) Exhibits

   EXHIBIT NO.                                                       DESCRIPTION
------------------- ---------------------------------------------------------------------------------------------------------------
       2.2          Agreement and Plan of Merger and Reorganization dated March 23, 2000 among Andrx
                    Corporation, Cybear, Inc., New Andrx Corporation, Andrx Acquisition Corp., and Cybear
                    Acquisition Corp. (3)

       2.3          Agreement and Plan of Merger dated January 9, 2001, among Andrx Corporation, Mediconsult
                    Acquisition Corp. and Mediconsult.com, Inc. (4)

       3.1          Form of Registrant's Amended and Restated Certificate of Incorporation (5)

       3.2          Registrant's Amended and Restated Bylaws dated March 17, 2003 (1)

       4.1          Specimen Certificate of Andrx Corporation - Andrx Group Common Stock (7)

       4.3          Rights Agreement, dated as of March 20, 2003, between Andrx Corporation and American Stock Transfer & Trust
                    Company as rights agent (8)

       10.1         Form of Stock Incentive Plan, as amended (9)*

       10.6         Royalty Agreement between the Registrant and Chih-Ming J. Chen (9)*

       10.7 Form of Indemnification Agreement between the Registrant and officers and directors (9)*

       10.14        Lease Agreement relating to the premises at 4001 SW 47th Avenue, Ft. Lauderdale, Florida (9)

       10.15        Lease Agreement related to the premises at 4011 SW 47th Avenue, Ft. Lauderdale, Florida (9)

       10.16        Lease Agreement relating to the premises at 3436 University Drive, Davie, Florida (9)

       10.30        First Amendment to Lease Agreement relating to the premises located at 3436 University Drive,
                    Davie, Florida (10)

       10.31        Third Addendum to Lease between the Registrant and New Town Centre, Ltd., relating to the premises at 4011 S.W. Avenue, Davie, Florida (11)

       10.32        Fourth Addendum to Lease between the Registrant and New Town Commerce Centre, Ltd., relating to the premises at 4011 S.W. 47th Avenue, Davie, Florida (11)



       10.33        Fifth Addendum to Lease between the Registrant and New Town Commerce Centre, Ltd., relating to the premises at 4011 S.W. 47th Avenue, Davie, Florida (11)

       10.34        Lease by and between Registrant and New Town Commerce Center, Ltd., relating to the premises at 4111 S.W. 47th Avenue, Davie, Florida (11)

       10.35        Amendment to Royalty Agreement between the Registrant and Chih-Ming J. Chen, Ph.D. (12)*

       10.36        Lease Agreement relating to the premises at 500 Blue Lake Drive, Boca Raton, Florida (12)

       10.37        Lease Agreement relating to the premises at 2915 Weston Road, Weston, Florida (12)

       10.39        Lease Agreement relating to the premises at 180 Passaic Avenue, Fairfield, New Jersey (13)

       10.40        Lease Agreement relating to the premises at 5000 Blue Lake Drive, Suite 200, Boca Raton,
                    Florida (13)

       10.41        Second Amendment to Lease Agreement relating to the premises at 5000 Blue Lake Drive, Suite
                    200, Boca Raton, Florida (13)

       10.42        2000 Stock Option Plan (14)*

       10.45        Tax Sharing Agreement (6)

       10.50        Lease Agreement relating to the premises at 4491 South State Road 7, Suite #700, Ft. Lauderdale,
                    Florida 33314 (15)

       10.53        Lease Agreement relating to the premises at 2945 West Corporate Lakes Boulevard, Weston,
                    Florida (15)

       10.54        Amendment to Tax Sharing Agreement (15)

       10.55        Lease Agreement Relating to the premises at 3040 Universal Boulevard, Suite #150, Weston,
                    Florida (15)

       10.59        Termination Agreement with Geneva Pharmaceuticals, Inc. (2) (16)

       10.60        Employment Agreement between the Registrant and Scott Lodin, Executive Vice President and
                    General Counsel (16)*

       10.61        Employment Agreement between the Registrant and Angelo C. Malahias, Senior Vice President and Chief
                    Financial Officer (16)*

       10.62        Separation Agreement between the Registrant and Chih Ming Chen, Ph.D., Chief Scientific Officer (16)*

       10.63        Separation Agreement between the Registrant and Alan P. Cohen, Chief Executive Officer (16)*

       10.64        Employee Stock Purchase Plan, as amended (17)

       10.66        Employment Agreement between Registrant and Richard J. Lane, Chief Executive Officer* (18)

       10.67        Commercialization Agreement among Andrx Pharmaceuticals, Inc., Genpharm, Inc. and Kremers Urban
                    Development Co. dated as of October 30, 2002 (1) (2)

       10.68        Credit Agreement dated as of December 30, 2002, among Andrx Corporation and its subsidiaries, Bank of
                    America, N.A., as agent and the lenders party thereto (1)

       10.69        First Amendment to Credit Agreement dated as of December 30, 2002, among Andrx Corporation and its subsidiaries, Bank of America, N.A., as agent and the lenders party thereto. (1)

       10.70        Employment Agreement between the Registrant and Lawrence J. Rosenthal (1)*

       10.71        Employment Agreement between Registrant and Daniel H. Movens (1)*

       10.72        Employment Arrangement with Lawrence T. Friedhoff, M.D., Ph.D. (1)*

       10.73        Form of 2003 Indemnification Agreement between Registrant and directors (1)*

        16.1        Letter to Arthur Andersen LLP to the Securities and Exchange Commission dated June 19, 2002 (19)

        21.1        Subsidiaries of the Registrant (1)

        23.1        Consent of Ernst & Young LLP (1)

        99.1        Certification of Chief Executive Officer (1)




        99.2         Certification of Chief Financial Officer (1)
------------------- ---------------------------------------------------------------------------------------------------------


*       Management Compensation Plan or arrangement.

(1)      Filed herewith.

(2) A request for confidential treatment pursuant to Rule 406 under the Securities Act has been made and granted for certain portions of this exhibit.

(3) Filed as an exhibit of the same number in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(4) Filed as an exhibit to Andrx Corporation's Form 8-K filed January 17, 2001 and incorporated herein by reference.

(5) Filed as an exhibit of the same number to Andrx Corporation's Registration Statement on Form S-4 (File No. 333-54926).

(6) Filed as an exhibit of the same number to Andrx Corporation's Registration Statement on Form S-4 (File No. 333-38226).

(7)      Filed as an exhibit of the same number to Andrx Corporation's Form
         8-A12G.

(8) Filed as an exhibit of the same number to Andrx Corporation's Form 8-K filed March 21, 2003 and incorporated herein by reference.

(9) Filed as an exhibit of the same number to Andrx Corporation's Registration Statement on Form S-1 (File No. 333-03614) and incorporated herein by reference.

(10) Filed as an exhibit of the same number in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(11) Filed as an exhibit of the same number in Andrx Corporation's Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(12) Filed as an exhibit of the same number in Andrx Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1998 and incorporated herein by reference.

(13) Filed as an exhibit to Cybear Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(14) Filed as Annex C to Andrx Corporation's Registration Statement on Form S-4 (File No. 333-54926).

(15) Filed as an exhibit of the same number in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference.

(16) Filed as an exhibit of the same number in Andrx Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2001 and incorporated by reference.

(17) Filed as an exhibit to Andrx Corporation's Form S-8 (File No. 333-84672) dated March 21, 2002.

(18) Filed as an exhibit of the same number in Andrx Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated by reference.

(19) Filed as an exhibit of the same number to Andrx Corporation's Form 8-K filed June 19, 2002 and incorporated herein by reference.

----------

(B)  Reports on Form 8-K

On March 6, 2003, Andrx filed a current report on Form 8-K announcing its financial results for the year ended and fourth quarter of 2002.

On March 21, 2003, Andrx filed a current report on Form 8-K announcing that on March 20, 2003, the Board of Directors adopted a Stockholder Rights Plan and, in connection therewith, declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of Andrx Group commercial stock.

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

                                  ANDRX CORPORATION

                                  By: /s/ RICHARD J. LANE
                                      -----------------------------------------
                                      Richard J. Lane
                                      Chief Executive Officer

                                  By: /s/ ANGELO C. MALAHIAS
                                      -----------------------------------------
                                      Angelo C. Malahias
                                      Senior Vice President and Chief Financial
                                      Officer

Date:  March 28, 2003

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURES                                        TITLE                                      DATE
              ----------                                        -----                                      ----
/S/ RICHARD J. LANE                           Chief Executive Officer and Director                     March 28,2003
----------------------------------            (Principal Executive Officer)
Richard J. Lane                               Senior Vice President and


/S/ ANGELO C. MALAHIAS                        Chief Financial Officer                                  March 28,2003
----------------------------------            (Principal Financial and Accounting Officer)
Angelo C. Malahias


/S/ TAMARA A. BAUM                            Director                                                 March 28,2003
----------------------------------
Tamara A. Baum


/S/ JOSEPH E. BRESLIN                         Director                                                 March 28,2003
----------------------------------
Joseph Breslin


/S/ LAWRENCE J. DUBOW                         Director                                                 March 28,2003
----------------------------------
Lawrence J. DuBow


/S/ IRWIN C. GERSON                           Director                                                 March 28,2003
----------------------------------
Irwin C. Gerson


/S/ ELLIOT F. HAHN, PH.D.                     Chairman Emeritus and Director                           March 28,2003
----------------------------------
Elliot F. Hahn, Ph.D.



/S/ TIMOTHY E. NOLAN                          Director                                                 March 28,2003
----------------------------------
Timothy E. Nolan


/S/ MICHAEL A. SCHWARTZ, PH.D.                Director                                                 March 28,2003
----------------------------------
Michael A. Schwartz


/S/ MELVIN SHAROKY, M.D.                      Director                                                 March 28,2003
----------------------------------
Melvin Sharoky, M.D.




                                 CERTIFICATIONS
I, Richard J. Lane, certify that:

1. I have reviewed this annual report on Form 10-K of Andrx Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003
                                                   /s/ RICHARD J. LANE
                                                   -----------------------
                                                   Richard J. Lane
                                                   Chief Executive Officer

                                 CERTIFICATIONS

I, Angelo C. Malahias, certify that:

1. I have reviewed this annual report on Form 10-K of Andrx Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
                                          /s/ ANGELO C. MALAHIAS
                                          ---------------------------
                                          Angelo C. Malahias
                                          Senior Vice President and
                                          Chief Financial Officer