Form 10-Q
period 2003-03-31
ANDRX CORP /DE/
filed 2003-05-15
CIK 1123337

================================================================================

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

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2003

                                 ---------------

                         Commission file number 0-31475

                                ANDRX CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     65-1013859
 State or other jurisdiction of incorporation or              (I.R.S. Employer
               organization)                              Identification No.)

            4955 ORANGE DRIVE
              DAVIE, FLORIDA                                     33314
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

The approximate number of shares outstanding of the issuer's common stock as of May 12, 2003 is 71,871,000.

================================================================================

                       ANDRX CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003


                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ======

PART I.             FINANCIAL INFORMATION

                    Item 1.  Consolidated Financial Statements

                    ANDRX CORPORATION AND SUBSIDIARIES

                    Unaudited Condensed Consolidated Balance Sheets -                       2
                         as of March 31, 2003 and December 31, 2002

                    Unaudited Condensed Consolidated Statements of Income -                 3
                         for the three months ended March 31, 2003 and 2002

                    Unaudited Condensed Consolidated Statements of Cash Flows -             4
                         for the three months ended March 31, 2003 and 2002

                    Notes to Unaudited Condensed Consolidated Financial Statements       5-17

                    Item 2.  Management's Discussion and Analysis of                    18-41
                                Financial Condition and Results of Operations

                    Item 4.  Controls and Procedures                                       42

PART II.            OTHER INFORMATION

                    Item 1.  Legal Proceedings                                             43
                    Item 6.  Exhibits and Reports on Form 8-K                              43

SIGNATURES                                                                                 43

CERTIFICATIONS                                                                          44-45





This Form 10-Q contains trademarks held by Andrx and third parties. Andrx's trademarks, including licensed trademarks, that may be used in this report include: Altocor(TM), Anexsia(R), Embrex(R), Entex(R), Metformin XT(TM), and Taztia(TM) XT. Trademarks held by third parties that may be used in this report include: Advicor(TM), Cardizem(R) CD, Claritin(R), Dilacor XR(R), Glucophage(R), K-Dur(R), Naprelan(R), Oruvail(R), Pepcid(R), Prozac(R), Prilosec(R), Tiazac(R), Trental(R), Ventolin(R), Wellbutrin SR(R), and Zyban(R).

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                       ANDRX CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2003              2002
ASSETS                                                                            ========        ============
Current assets

  Cash and cash equivalents                                                      $  38,626         $   35,521
  Investments available-for-sale, at market value                                   28,321             61,873
  Accounts receivable, net of allowance for doubtful accounts of $16,776 and
     $15,495 at March 31, 2003 and December 31, 2002, respectively                 137,553            130,044
  Inventories                                                                      169,678            147,967
  Income taxes receivable                                                           28,317             33,710
  Deferred income tax assets                                                        68,148             68,148
  Prepaid and other current assets                                                   9,675             12,371
                                                                                 ---------         ----------
      Total current assets                                                         480,318            489,634

  Property, plant and equipment, net                                               241,156            233,828
  Goodwill                                                                          33,981             33,981
  Other intangible assets, net                                                      19,183             19,941
  Other assets                                                                      12,591             12,095
                                                                                 ---------         ----------
      Total assets                                                               $ 787,229         $  789,479
                                                                                 =========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                               $  85,693         $   80,850
  Accrued and other liabilities                                                    110,865            127,208
                                                                                 ---------         ----------
       Total current liabilities                                                   196,558            208,058

Deferred income tax liabilities                                                     12,590             12,590
Other liabilities                                                                    3,766              3,124
                                                                                 ---------         ----------
       Total liabilities                                                           212,914            223,772
                                                                                 ---------         ----------

Commitments and contingencies

Stockholders' equity
  Convertible preferred stock; $0.001 par value, 1,000,000 shares authorized;
     none issued and outstanding                                                        --                 --
  Common stocks:
   Andrx Group common stock; $0.001 par value, 100,000,000 shares authorized;
     issued and outstanding 71,829,200 shares and 71,501,200 shares
     at March 31, 2003 and December 31, 2002, respectively                              72                 72
   Cybear Group common stock; $0.001 par value, 12,500,000 shares
     authorized; none issued and outstanding                                            --                 --
  Additional paid-in capital                                                       491,927            487,928
  Restricted stock units                                                            (8,232)            (6,525)
  Retained earnings                                                                 90,394             84,038
  Accumulated other comprehensive income, net of income taxes                          154                194
                                                                                 ---------         ----------
       Total stockholders' equity                                                  574,315            565,707
                                                                                 ---------         ----------
       Total liabilities and stockholders' equity                                $ 787,229         $  789,479
                                                                                 =========         ==========



The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share amounts)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ---------------------------
                                                                                   2003              2002
                                                                                ----------        ---------
Revenues
  Distributed products                                                         $   154,617       $  127,045
  Andrx products                                                                    48,432           54,536
  Licensing and royalties                                                           31,138              114
  Other                                                                              2,998            1,624
                                                                               -----------       ----------
Total revenues                                                                     237,185          183,319
                                                                               -----------       ----------

Operating expenses
  Cost of goods sold                                                               159,033          126,517
  Selling, general and administrative                                               55,480           41,285
  Research and development                                                          13,340            9,922
                                                                               -----------       ----------
Total operating expenses                                                           227,853          177,724
                                                                               -----------       ----------

Income from operations                                                               9,332            5,595

Other income (expense)
  Equity in earnings of joint ventures                                                 448              645
  Interest income                                                                      646            1,613
  Interest expense                                                                    (611)             (27)
  Gain on sales of assets                                                              436               --
                                                                               -----------       ----------
Income before income taxes                                                          10,251            7,826
Provision for income taxes                                                           3,895            3,313
                                                                               -----------       ----------
Net income                                                                     $     6,356       $    4,513
                                                                               ===========       ==========


EARNINGS (LOSS) PER SHARE

ANDRX GROUP COMMON STOCK:

Net income allocated to Andrx Group
  (including Cybear Group commencing May 17, 2002)                             $     6,356       $    8,395
                                                                               ===========       ==========

Net income per share of Andrx Group common stock:

         Basic                                                                 $      0.09       $     0.12
                                                                               ===========       ==========
         Diluted                                                               $      0.09       $     0.12
                                                                               ===========       ==========
Weighted average shares of Andrx Group common stock outstanding:
         Basic                                                                  71,597,000       70,552,000
                                                                               ===========       ==========
         Diluted                                                                72,059,000       72,317,000
                                                                               ===========       ==========

CYBEAR GROUP COMMON STOCK:
Net loss allocated to Cybear Group (through May 17, 2002)                                        $   (3,882)
                                                                                                 ==========

Basic and diluted net loss per share of
  Cybear Group common stock                                                                      $    (0.58)
                                                                                                 ==========

Basic and diluted weighted average shares of
  Cybear Group common stock outstanding                                                           6,743,000
                                                                                                 ==========



The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ---------------------------
                                                                                   2003              2002
                                                                                ----------        ---------
         Cash flows from operating activities:
           Net income                                                           $    6,356       $    4,513
           Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
             Depreciation and amortization                                           6,923            5,127
             Provision for doubtful accounts                                         1,517              241
             Gain on sales of assets                                                  (436)              --
             Compensation expense on amortization of restricted stock units            377               --
             Equity in earnings of joint ventures                                     (448)            (645)
             Income tax benefits on exercises of Andrx Group stock options             712            1,686
             Changes in operating assets and liabilities:
                    Accounts receivable, net                                        (9,026)          13,776
                    Inventories                                                    (21,711)         (11,544)
                    Prepaid and other assets                                         2,646            3,605
                    Income taxes                                                     5,393            1,523
                    Accounts payable and accrued and other liabilities             (11,546)         (16,293)
                                                                                ----------       ----------
               Net cash provided by (used in) operating activities                 (19,243)           1,989
                                                                                ----------       ----------
         Cash flows from investing activities:
           Maturities of investments available-for-sale, net                        33,512           39,310
           Purchases of property, plant and equipment                              (12,304)         (15,563)
           Proceeds from sale of assets                                                125               --
                                                                                ----------       ----------
               Net cash provided by investing activities                            21,333           23,747
                                                                                ----------       ----------

         Cash flows from financing activities:
              Proceeds from exercises of Andrx Group stock options                     908              789
              Proceeds from issuances of Andrx Group shares
                under the employee stock purchase plan                                 297              616
              Principal payments on capital lease obligations                         (190)              --
                                                                                ----------       ----------
               Net cash provided by financing activities                             1,015            1,405
                                                                                ----------       ----------

         Net increase in cash and cash equivalents                                   3,105           27,141
         Cash and cash equivalents, beginning of period                             35,521           62,311
                                                                                ----------       ----------
         Cash and cash equivalents, end of period                               $   38,626       $   89,452
                                                                                ==========       ==========

         Supplemental disclosure of cash paid during the period for:
               Interest                                                         $      259       $       27
                                                                                ==========       ==========
               Income taxes (refunds)                                           $   (2,227)      $      124
                                                                                ==========       ==========

         Supplemental disclosure of non-cash investing and financing activities:
             Assets acquired through capital leases                             $    1,189       $       --
                                                                                ==========       ==========



The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
               (in thousands, except share and per share amounts)


1.  GENERAL

         The accompanying unaudited condensed consolidated financial statements for each period include the consolidated balance sheets, statements of income and cash flows of Andrx Corporation and subsidiaries ("Andrx" or the "Company"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the SEC rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly the Company's unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the three months ended March 31, 2003, are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Andrx's Annual Report on Form 10-K for the year ended December 31, 2002. The December 31, 2002 Consolidated Balance Sheet included herein was extracted from the December 31, 2002 Audited Consolidated Balance Sheet included in the 2002 Form 10-K.

         EQUITY REORGANIZATION AND CONVERSION

         On September 7, 2000, Andrx completed an equity reorganization (the "Reorganization") whereby it acquired the outstanding equity of its Cybear Inc. subsidiary ("Cybear") that it did not own, reincorporated in Delaware, and created two new classes of common stock: (i) Andrx Group common stock ("Andrx Common Stock") to track the performance of Andrx Group, and (ii) Cybear Group common stock ("Cybear Common Stock") to track the performance of Cybear Group.

         On May 17, 2002, each share of Cybear common stock was converted into
0.00964 of a share of Andrx common stock resulting in the issuance of approximately 65,000 shares of common stock (the "Conversion"). The Conversion included a 25% premium on the value of Cybear common stock as provided by the terms of Andrx's Certificate of Incorporation. Subsequent to the Conversion, Andrx has only one class of common stock outstanding.

         RECLASSIFICATIONS

         As a result of the Conversion, Internet expenses for the former Cybear Group operations have been classified as either Selling, general and administrative expenses ("SG&A") or cost of goods sold, as appropriate. Certain other prior period amounts have also been reclassified to conform to the current year presentation.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
               (in thousands, except share and per share amounts)


         RECENT ACCOUNTING PRONOUNCEMENTS

         ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.146 "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this pronouncement require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Tasks Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)", which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 require that the initial measurement of a liability be at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Andrx adopted the provisions of SFAS No. 146 in 2003 and its adoption did not have any effect on the Company's consolidated financial statements.

         ACCOUNTING FOR GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The provisions of FIN 45 require that a liability be recorded in the guarantor's balance sheet at fair value upon issuance of a guarantee. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of FIN 45 had no impact on the Company's consolidated financial statements.

         VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51". FIN 46 requires a company to make certain disclosures about variable interest entities ("VIEs") with which it has involvement, if it is reasonably possible that it will consolidate or disclose information about the VIE when FIN 46 becomes fully effective in July 2003. The disclosure requirements are fully effective for all financial statements issued after January 31, 2003. The Company does not believe it has any VIEs and therefore no additional disclosures have been provided.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
               (in thousands, except share and per share amounts)


         ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The disclosure requirements of SFAS No. 148 are included herein. The Company currently intends to continue to account for employee stock-based compensation in accordance with APB No. 25.

         The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB No. 25 and related interpretations. Options granted under those plans are to employees or members of the Board of Directors with an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no stock-based employee compensation expense is reflected in the Consolidated Statements of Income. For restricted stock unit grants, the fair value on the date of the grant is fixed and is amortized on a straight-line basis over the related period of service and such amortization expense is included in SG&A.

         The following table summarizes the pro forma consolidated results of operations of Andrx as though the provisions of the fair value based accounting method of accounting for employee stock-based compensation of SFAS No. 123 had been used:


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                -----------------------------
ANDRX GROUP                                                                          2003            2002
                                                                                -------------    ------------
Net income allocated to Andrx Group
 (including Cybear Group commencing May 17, 2002)
     As reported                                                                $   6,356           $   8,395
     Add: stock-based  employee  compensation expense included in
       reported net income, net of related tax effect                                 234                  --
     Deduct: total stock-based employee compensation expense
       determined under the fair value based method for all awards,
       net of related  tax effect                                                  (4,877)             (5,893)
                                                                                ---------           ---------
     Pro forma net income                                                       $   1,713           $   2,502
                                                                                =========           =========

Basic net income per Andrx Group common share
     As reported                                                                $    0.09           $    0.12
                                                                                =========           =========
     Pro forma                                                                  $    0.02           $    0.04
                                                                                =========           =========

Diluted net income per Andrx Group common share
     As reported                                                                $    0.09           $    0.12
                                                                                =========           =========
     Pro forma                                                                  $    0.02           $    0.03
                                                                                =========           =========

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
               (in thousands, except share and per share amounts)


         The fair value of Andrx options was estimated using the Black-Scholes option pricing model and the following assumptions:


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                -----------------------------
                                                    2003            2002
                                                -------------    ------------

Risk-free interest rate                                  2.9%            4.4%
Average life of options (years)                          5.5             6.4
Average volatility                                        91%            59%
Dividend yield                                            --             --

         The range of fair values per share of Andrx options as of the respective dates of grant was $6.70 to $23.49, and $14.19 to $21.92, for stock options granted during the three months ended March 31, 2003, and 2002, respectively.


                                                                               THREE MONTHS
                                                                                   ENDED
                                                                                 MARCH 31,
                                                                                   2002
CYBEAR GROUP                                                                   ------------

Net loss allocated to Cybear Group
  (through May 17, 2002)
As reported                                                                    $     (3,882)
  Deduct: total stock-based employee compensation expense determined
     under the fair value based method for all awards                                  (820)
                                                                               ------------
Pro forma                                                                      $     (4,702)
                                                                               ============

Basic and diluted net loss per Cybear Group
  common share
As reported                                                                    $      (0.58)
                                                                               ============
Pro forma                                                                      $      (0.70)
                                                                               ============

         No Cybear options were awarded during the three months ended March 31, 2002. Accordingly, related Black-Scholes option pricing model assumptions are not provided herein.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
               (in thousands, except share and per share amounts)


2. EARNINGS (LOSS) PER SHARE

         As a result of the Reorganization, Andrx's operating results for the three months ended March 31, 2002 (a period prior to the Conversion) have been allocated to each class of common stock. Subsequent to the Conversion, operating results and basic and diluted net income (loss) per share of Andrx common stock include the operating results of Cybear.

ANDRX

         For the three months ended March 31, 2003 and 2002, the shares used in computing basic net income per share of Andrx common stock are based on the weighted average shares of Andrx common stock outstanding and for the three months ended March 31, 2003 include the vested portion of restricted stock units. Diluted per share calculations include weighted average shares of common stock outstanding during the three months ended March 31, 2003 and 2002 plus dilutive common stock equivalents, as computed using the treasury stock method. The Company's dilutive common stock equivalents consist of stock options. For all periods presented, the anti-dilutive common stock equivalents include stock options and for the three months ended March 31, 2003, also include the unvested portion of restricted stock units in which the exercise price or the issuance price, respectively, were in excess of the average market price for the respective three month period.

         A reconciliation of the denominators of basic and diluted earnings per share of Andrx common stock is as follows:


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                   --------------------------------
                                                         2003              2002
                                                   --------------    --------------
Basic weighted average shares of common stock
   outstanding                                         71,597,000        70,552,000
   Effect of dilutive items:
       Stock options                                      462,000         1,765,000
                                                    -------------     -------------
Diluted weighted average shares of common stock
   outstanding                                         72,059,000        72,317,000
                                                    =============     =============
Anti-dilutive common stock equivalents                  5,993,000         2,797,000
                                                    =============     =============


CYBEAR

         The shares used in computing net loss per share of Cybear common stock were based on the weighted average shares of Cybear common stock outstanding for the three months ended March 31, 2002. As Cybear incurred a net loss for such period, all Cybear common stock equivalents were excluded from the Cybear calculation of diluted shares, since the effects were anti-dilutive.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
               (in thousands, except share and per share amounts)


3. INVENTORIES

    Inventories consist of the following:

                                             MARCH 31,          DECEMBER 31,
                                              2003                  2002
                                         ---------------     -------------------

               Raw materials                 $   40,443            $     32,866
               Work in process                   11,562                   8,176
               Finished goods                   117,673                 106,925
                                         ---------------     -------------------
                                             $  169,678            $    147,967
                                         ===============     ===================


         As of March 31, 2003, the Company had approximately $8,617 in inventories relating to products pending launch while the Company awaits receipt of final FDA marketing approval and/or satisfactory resolution of patent infringement litigation. Such amounts exclude the Company's inventories of its bioequivalent versions of Tiazac, which was approved and launched in April 2003, and Claritin D-24, which was approved in February 2003. Pursuant to an arrangement with L. Perrigo Company ("Perrigo"), the Company believes Perrigo will launch Andrx's bioequivalent version of over-the-counter Claritin D-24 in June 2003.

         During the three months ended March 31, 2003, cost of goods sold included charges totaling $7,590 for the production of the Company's products and product candidates of which $5,723 relates to reserves on the pre-launch production of Andrx's bioequivalent versions of Wellbutrin SR/Zyban placed into production after December 31, 2002. In late February 2003, Andrx proposed amendments to its Abbreviated New Drug Applications ("ANDA") for its bioequivalent versions of Wellbutrin SR/Zyban, even though it believed that those ANDAs were nearing the last stages of FDA's final approval process, and it was in the late stage of the process of building launch quantities for these products. This action was taken to change a specification which Andrx had previously agreed to, but later determined, based upon additional manufacturing experience and analysis, should be changed. Though Andrx has supplied scientific evidence that this issue only affects expiration dating, and not the efficacy or safety of the products, and is consistent with the FDA's guidance on impurities, the FDA has advised that the specification that it previously agreed to needs to be further revised, in a manner adverse to the Company's position, as a result of updated USP specifications that the FDA is now seeking to enforce. The Company is in discussions with the FDA and USP on this issue, and cannot at this time accurately advise whether or when such issues will be satisfactorily resolved or these product introductions will occur.

         During the three months ended March 31, 2003 Andrx also recorded a total of $1,600 in charges directly to cost of goods sold associated with its Weston, Florida manufacturing facility, which is in the start-up phase, its Morrisville, North Carolina manufacturing facility which the Company plans to renovate and utilization issues at its Davie, Florida manufacturing facilities. Cost of goods sold during the three months ended March 31, 2003 also includes $1,713 relating primarily to excess capacities at Andrx's Massachusetts aerosol manufacturing facilities, which the Company is considering, among other things, divesting.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
               (in thousands, except share and per share amounts)


4. GAIN ON SALES OF ASSETS

         INTERNET ASSETS

         On July 31, 2002, Andrx sold its Dr. Chart and @Rx applications, licensed its patents for the Internet transmission of prescriptions, and entered into a two-year marketing agreement relating to Andrx's Physicians' Online ("POL") web portal with a business unit of Aventis S.A. In connection with these agreements, Andrx is entitled to receive approximately $6,000 through April 2004. Though the $6,000 is generally non-refundable once paid and partially paid in advance, revenue will be recognized in the Consolidated Statements of Income as services are rendered or otherwise earned. Due to the related nature of the transactions, $1,348 of gain on sale of assets was deferred and will be recognized as Other income ratably in the same period as the revenue is earned under the marketing agreement. During the three months ended March 31, 2003, $1,154 was recorded as Other revenues and $311 was recognized as a Gain on sale of assets in the Unaudited Condensed Consolidated Statements of Income. Through March 31, 2003, the Company has received $2,875 in cash from these agreements.

         HISTEX PRODUCT LINE

         On June 28, 2002, the Company sold its Histex cough and cold line of products. During the three months ended March 31, 2003, the Company recognized a Gain on sale of assets of $125, which was previously deferred.

5. PROVISION FOR INCOME TAXES

         For the three months ended March 31, 2003 and 2002, the Company recorded provision for income taxes of $3,895 and $3,313 or 38% and 42%, respectively, of income before income taxes. For the three months ended March 31, 2003 and 2002, the Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes and for the three months ended March 31, 2002 also includes the effect of the amortization of certain intangible assets, which are not deductible for income tax purposes.

6. COMPREHENSIVE INCOME

    The components of the Company's comprehensive income are as follows:

                                                      THREE MONTHS
                                                     ENDED MARCH 31,
                                           -----------------------------------
                                                 2003               2002
                                           --------------    ----------------

Net income                                   $      6,356       $      4,513
Investments available-for-sale
    Unrealized loss, net                              (59)              (287)
    Income tax benefit                                 19                107
                                             ------------       ------------
                                                      (40)              (180)
                                             ------------       ------------
Comprehensive income                         $      6,316       $      4,333
                                             ============       ============

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
               (in thousands, except share and per share amounts)



7. BUSINESS SEGMENTS

         See the Company's Form 10-K for the year ended December 31, 2002 for a discussion of its business segments.

         As the Company's Internet business operations were integrated into other operating segments of Andrx following the Conversion, it is impracticable to report the current segment information under the old basis of segmentation. Accordingly, for segment reporting for the quarter ended March 31, 2002, the Company has reclassified its former Internet segment operations to the distributed products segment and brand products segment, as appropriate, to conform to the current period presentation.

         The following table represents unaudited financial information by business segment:


                                                               AS OF OR FOR THE THREE MONTHS ENDED
                                                                           MARCH 31, 2003
                                             ---------------------------------------------------------------------------------
                                              DISTRIBUTED     BIOEQUIVALENT       BRAND         CORPORATE
                                               PRODUCTS         PRODUCTS        PRODUCTS         & OTHER         CONSOLIDATED
                                             ------------    -------------    ------------    -------------    ---------------

Revenues                                      $  154,617      $   72,842        $   9,726       $       --       $    237,185
Income (loss) from operations                     10,894          28,802          (19,259)         (11,105)             9,332
Equity in earnings of joint ventures                  --             448               --               --                448
Interest income                                       --              --               --              646                646
Interest expense                                      --              --               27              584                611
Gain on sales of assets                               --              --              436               --                436
Depreciation and amortization                      1,344           4,286            1,280               13              6,923
Purchases of property, plant and
  equipment                                        1,278          10,640              115              271             12,304
Total assets, end of period                      230,977         309,870           70,501          175,881            787,229





                                                                    AS OF OR FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31, 2002
                                             -----------------------------------------------------------------------------------
                                             DISTRIBUTED     BIOEQUIVALENT        BRAND          CORPORATE
                                              PRODUCTS         PRODUCTS          PRODUCTS         & OTHER          CONSOLIDATED
                                             ------------    ---------------    -----------    --------------   ----------------

Revenues                                      $  127,045        $    49,831       $  6,443         $      --       $    183,319
Income (loss) from operations                     10,665             19,942        (17,532)           (7,480)             5,595
Equity in earnings of joint ventures                  --                645             --                --                645
Interest income                                       --                 --             --             1,613              1,613
Interest expense                                      --                 --             --                27                 27
Depreciation and amortization                        629              2,670          1,810                18              5,127
Purchases of property, plant and
  equipment                                        1,423             13,586            351               203             15,563
Total assets, end of period                      191,994            261,615         62,772           266,111            782,492


                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
               (in thousands, except share and per share amounts)


          In August 2002, Andrx management learned that an employee had made numerous improper entries that affected the adequacy of the Company's allowance for doubtful accounts receivable. Management determined that the Company's provision for doubtful accounts receivable (included in SG&A) was understated during 1999, 2000, 2001 and the first quarter of 2002, by an aggregate amount of $4,902. The understatement to the allowance for doubtful accounts receivable applicable to the March 31, 2002 unaudited quarterly period was $888, of which $803 was applicable to the Distributed Products Segment and $85 was attributable to the Bioequivalent Products Segment. After consideration of all of the facts and circumstances, the Company recognized the full amount of the $4,902 prior period misstatement in the second quarter of 2002, as the Company believed it was not material to any period affected. In May 2003, Andrx and the SEC entered into an administrative consent Order arising out of this matter pursuant to which the Company agreed to cease and desist from future violations of the internal controls provisions of the securities laws (see Note 9).

8. LITIGATION AND CONTINGENCIES

ENTEX LINE OF PRODUCTS

         On February 25, 2003, the FDA announced that it intends to publish a FEDERAL REGISTER notice to describe its enforcement policy with respect to products such as the Entex line of products that are presently on the market and sold by prescription without an approved ANDA or NDA. As a result of the FEDERAL REGISTER notice, Andrx may be required to seek FDA approval for marketing the Entex line of products and may be required to market some or all of these products as over-the-counter ("OTC") products. Upon issuance of definitive guidance on this matter, Andrx will assess the unamortized portion of the Entex product rights ($12,126 as of March 31, 2003) and Entex inventories ($283 as of March 31, 2003) for any resulting impairment.

ALPHARMA RECALL CLAIMS

         In March 2002, Alpharma USPD, Inc. ("Alpharma"), for whom Andrx's aerosol manufacturing facility provided contract manufacturing of Epinephrine Mist, notified Andrx that the product was subject to a recall. Alpharma claims that Armstrong breached its manufacturing agreement and has requested indemnification for the full amount of its losses arising from the recall. Alpharma presently estimates its losses at approximately $11,250. Andrx is investigating this matter, but has disputed both the basis for liability and the amount of damages owed. Andrx believes that at least part of the cause of the recall is attributable to Alpharma, and that indemnification for at least part of these claims may be owed by Medeva, from whom Andrx purchased these operations in March 2001. The Company is not in a position to determine the ultimate outcome of this matter.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
               (in thousands, except share and per share amounts)


TIAZAC RELATED SECURITIES CLAIMS

         Several securities fraud class action complaints were filed on or about March 2002 alleging that Andrx and certain of its officers and directors engaged in securities fraud and/or made material misrepresentations regarding the regulatory status of the Company's ANDA for a bioequivalent version of Tiazac. The amended class action complaint sought a class period for those persons or institutions that acquired Andrx common stock from April 30, 2001 through February 21, 2002. In November 2002, the U.S. District Court for the Southern District of Florida granted in part Andrx's motion to dismiss the amended consolidated class action complaint and determined that all but one of the statements allegedly made in violation of the federal securities laws should be dismissed as a matter of law. The Court's decision reduced the class period to six weeks commencing January 9, 2002 and ended February 21, 2002. The Court also later granted Andrx's motion to strike all allegations of insider trading from the complaint.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
               (in thousands, except share and per share amounts)


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

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
               (in thousands, except share and per share amounts)


         WELLBUTRIN SR/ZYBAN RELATED SECURITIES FRAUD CLAIMS

         Seven putative securities fraud class action complaints have been filed against Andrx and certain of its officers and directors for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. All of these complaints relate to the Company's generic Wellbutrin SR/Zyban product, and generally allege that, during the class period, Andrx made a series of misrepresentations and/or positive statements regarding FDA approval of its product and failed to disclose dating issues with respect to its product and product inventory. Six of these complaints purport to bring the suit on behalf of all persons or institutions who acquired Andrx common stock from October 31, 2002 through March 4, 2003, and focus solely on Andrx's bioequivalent version of Wellbutrin SR. The remaining suit alleges a class period from March 1, 2002 through March 4, 2003 and also contains allegations regarding Andrx's bioequivalent version of Zyban. The Company is not currently in a position to determine the ultimate outcome of this litigation.

         LEMELSON PATENT LITIGATION

         On November 23, 2001, the Lemelson Medical, Education & Research Foundation, LP filed an action in the United States District Court for the District of Arizona alleging patent infringement against Andrx and others involving "machine vision" or "computer image analysis." On March 20, 2002, the Court entered an Order of Stay in the proceedings, pending the resolution of another suit that involves the same patents, but does not involve Andrx. The Company is not in a position to determine the ultimate outcome of this matter.

         ALTOCOR TRADEMARK OPPOSITION

         In May 2002, Kos Pharmaceuticals filed a notice of opposition to Andrx's application for a registered trademark for Altocor alleging a likelihood of confusion between their trademark, Advicor, and Altocor. If Kos were to institute and prevail in litigation to enjoin the sale of Andrx's product under the Altocor name or recover damages as a result thereof, this could have a material adverse effect on our business and consolidated financial statements. The Company is not in a position to determine the ultimate outcome of this matter.

9.  SUBSEQUENT EVENTS

          TIAZAC LAUNCH

         On April 10, 2003, the Company launched its bioequivalent version of Tiazac, Taztia XT, upon receiving final FDA marketing approval of its ANDA for the 120mg, 180mg, 240mg, 300mg, and 360mg strengths.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
               (in thousands, except share and per share amounts)


         Andrx is required to make certain payments in connection with the net sales the Company derives from its bioequivalent version of Tiazac. In connection with its agreement to, among other things, resolve various pending litigation matters and implement a dispute resolution mechanism for future disputes, Biovail Corporation ("Biovail") is entitled to a royalty at an undisclosed rate on net sales of Taztia XT, as defined in that agreement. The Biovail royalties will be recognized in conjunction with the related net revenue and charged to cost of goods sold. In addition, one of the law firms the Company utilized in connection with, among other things, that litigation is entitled to a fee based on a percentage of net sales of Andrx's Taztia XT product, as defined in that agreement. The estimated aggregate amount due to the law firm for prior services rendered, which has not yet been determined, will be recognized as a charge at the time of product launch. Consequently, Andrx will record the liability and related legal expense in SG&A at the present value of the estimated aggregate amount due the law firm over the life of the product. Such estimate will then be periodically evaluated and adjusted, as appropriate, based on changes in, among other things, market factors affecting its net revenues for Taztia XT. Such non-cash charge to be recorded in the three months ending June 30, 2003 may be significant to Andrx's second quarter consolidated results of operations. On an ongoing basis, as the liability will be funded on a monthly basis as net sales occur, the cash flows resulting from this agreement are not expected to be significant to the Company's operations.

         SEC SETTLEMENT

         In February 2001, the Southeast Regional Office of the SEC commenced a formal private investigation of Cybear, which focused on Cybear's revenue reporting, disclosure and internal controls in 1999 and 2000 with respect to Cybearclub LC, a joint venture between Andrx and Cybear intended to promote the distribution of certain healthcare products through the Internet. The Cybear matter involved whether approximately $1,300 in revenue, representing approximately $27 in gross profit, should properly have been recognized by Cybear. In an administrative Order, to which the Company consented without admitting or denying the SEC's findings, the SEC found that, although senior management of both Andrx and Cybear had consulted with the Company's then auditors concerning this issue prior to Cybear's reporting of that revenue in its Form 10-Q for the quarterly period ended June 30, 2000 that revenue should not have been recognized by Cybear. In a separate matter addressed in the same consent Order, the SEC found that the Company's allowance for doubtful accounts receivable was understated due to the unauthorized actions of a single lower level employee who had altered certain of the Company's accounts receivable records (see Note 7). Without admitting or denying the SEC's findings with respect to these two matters, in May 2003 the Company agreed to cease and desist from future violations of the books and records, internal controls and proxy solicitation provisions of the securities laws and, on behalf of Cybear, to pay a $100 penalty.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

         Andrx Corporation and subsidiaries ("Andrx" or the "Company"):

         o develops and commercializes bioequivalent versions of selected controlled-release brand name pharmaceuticals, using its proprietary drug delivery technologies,

         o develops and commercializes bioequivalent versions of specialty, niche and immediate-release pharmaceutical products, including oral contraceptives,

         o develops and commercializes brand name pharmaceuticals where it believes that the application of Andrx's drug delivery technologies may improve the efficacy or other characteristics of existing pharmaceutical products, and

         o distributes pharmaceutical products manufactured by third parties, primarily generics, to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and, to a lesser extent, physicians' offices.

         In its bioequivalent program, Andrx currently manufactures and sells bioequivalent versions of Cardizem CD, Dilacor XR, Ventolin, Glucophage, K-Dur, Naprelan and Tiazac (which was launched in April 2003). In its brand program, Andrx currently sells and markets Altocor, its first internally developed brand product, as well as brand products it has acquired or licensed from third parties, primarily cough and cold and pain products.

EQUITY REORGANIZATION AND CONVERSION

         On September 7, 2000, Andrx completed an equity reorganization (the "Reorganization") whereby it acquired the outstanding equity of its Cybear Inc. subsidiary ("Cybear") that it did not own, reincorporated in Delaware, and created two new classes of common stock: (i) Andrx Group common stock ("Andrx common stock") to track the performance of Andrx Group, and (ii) Cybear Group common stock ("Cybear common stock") to track the performance of Cybear Group.

         On May 17, 2002, each share of Cybear common stock was converted into
0.00964 of a share of Andrx common stock resulting in the issuance of approximately 65,000 shares of common stock (the "Conversion"). The Conversion included a 25% premium on the value of Cybear common stock as provided by the terms of Andrx's Certificate of Incorporation. Subsequent to the Conversion, Andrx has only one class of common stock outstanding.

FORWARD LOOKING STATEMENTS

         Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by or on behalf of Andrx that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "to," "plan," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, the Company's ability to continue to depend on a relatively small number of products and licensing revenues, the timing and outcome of litigation, FDA approvals and product launches, government regulation, competition, and manufacturing output. Andrx is also subject to other risks detailed herein or detailed from time to time in Andrx Corporation's U.S. Securities and Exchange ("SEC") filings.

         Readers are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. Andrx undertakes no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of its consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including but not limited to those related to:

         o    allowance for doubtful accounts receivable,
         o    inventories,
         o    sales returns and allowances,
         o    useful life or impairment of goodwill and other intangible assets,
         o    deferred income tax asset valuation allowance,
         o    licensing revenues and royalties,
         o    litigation settlements and related accruals, and
         o    estimated fees to law firm on net revenues of Taztia XT.

         The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates may differ if different assumptions or conditions are utilized, and actual results may differ from these estimates.

         The Company believes that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

         ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the Company's inability to collect from certain customers. As of March 31, 2003, the Company's accounts receivable, net of $137.6 million includes an allowance for doubtful accounts receivable of $16.8 million. Accounts receivable generated from the Company's distribution operations are principally due from independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and, to a lesser extent, physicians' offices. Accounts receivable generated from the Company's bioequivalent and brand product sales are principally due from large warehousing pharmacy chains, wholesalers and large managed care customers. In extending credit, the Company attempts to evaluate the customer's financial condition, both initially and on an ongoing basis. Collateral is generally not required. In evaluating the adequacy of its allowance for doubtful accounts receivable, management analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, the percentage of accounts receivable by aging category, and changes in customer payment terms or payment patterns. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments or the Company's ability to collect, an increase to the allowance may be required. Also, should actual collections of accounts receivable be different than the Company's estimates included in the determination of its allowance, the allowance would be increased or decreased through charges or credits to Selling, general and administrative expenses ("SG&A") in the Consolidated Statements of Income in the period in which such changes in collection become known. If conditions change in future periods, additional allowances or reversals may be required. Such additional allowances could be significant.

         In August 2002, Andrx management learned that an employee had made numerous improper entries that affected the adequacy of the Company's allowance for doubtful accounts receivable. Management determined that the Company's provision for doubtful accounts receivable was understated during 1999, 2000, 2001 and the first quarter of 2002, by an aggregate amount of $4.9 million. After consideration of all of the facts and circumstances, the Company recognized the full amount of the $4.9 million prior period misstatement in the second quarter of 2002, as the Company believed it was not material to any period affected. The SEC was notified of this matter promptly upon discovery. In May 2003, Andrx and the SEC entered into an administrative consent Order arising out of this matter pursuant to which the Company agreed to cease and desist from future violations of the internal controls provisions of the securities laws (see Notes 7 and 9 to the accompanying Unaudited Condensed Consolidated Financial Statements).

         INVENTORIES

         Inventories consist primarily of finished goods held for distribution, and raw materials, work-in-process and finished goods of Andrx bioequivalent and brand products. As of March 31, 2003, the Company had $169.7 million in inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution is based on purchase price, net of vendor discounts, rebates and other allowances, but excludes shipping, warehousing and distribution costs, which are expensed as incurred and reported as SG&A in the Unaudited Condensed Consolidated Statements of Income. In evaluating whether inventories are stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, the estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition and for its inventories held for distribution, the Company's right to return or exchange such products with the products' manufacturer. As appropriate, provisions through cost of goods sold are made to reduce inventories to their net realizable value. If conditions change in future periods, additional provisions may be required. Such additional provisions could be significant.

         Andrx has made, is in the process of making and/or will scale-up and make commercial quantities of certain of its product candidates prior to the date Andrx anticipates that such products will receive FDA final marketing approval and/or satisfactory resolution of the patent infringement litigation involving them (i.e., pre-launch inventory). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever, and/or that the outcome of related litigation may not be satisfactory. This risk notwithstanding, Andrx plans to continue to scale-up and build pre-launch inventories of certain products that have not yet received final FDA approval and/or satisfactory resolution of patent infringement litigation when it believes that such action is appropriate in relation to the commercial value of its product launch opportunity.

         As of March 31, 2003, the Company had approximately $8.6 million of inventories pending final approval and/or satisfactory resolution of litigation. Such amounts exclude the Company's inventories of its bioequivalent versions of Tiazac, which was approved and launched in April 2003 and Claritin D-24, which was approved in February 2003. Pursuant to an arrangement with L. Perrigo Company ("Perrigo") the Company believes Perrigo will launch Andrx's bioequivalent version of over-the-counter ("OTC") Claritin D-24 in June 2003.

         For the three months ended March 31, 2003, cost of goods sold includes charges totaling $7.6 million for the production of the Company's products and product candidates, of which $5.7 million relates to reserves on the pre-launch production of Andrx's bioequivalent versions of Wellbutrin SR/Zyban placed into production after December 31, 2002. In late February 2003, Andrx proposed amendments to its AANDA for its bioequivalent versions of Wellbutrin SR/Zyban, even though it believed that those ANDAs were nearing the last stages of FDA's final approval process, and it was in the late stage of the process of building launch quantities for these products. This action was taken to change a specification which Andrx had previously agreed to, but later determined, based upon additional manufacturing experience and analysis, should be changed. Though Andrx has supplied scientific evidence that this issue only affects expiration dating, and not the efficacy or safety of the products, and is consistent with the FDA's guidance on impurities, the FDA has advised that the specification that it previously agreed to needs to be further revised, in a manner adverse to the Company's position, as a result of updated USP specifications that the FDA is now seeking to enforce. The Company is in discussions with the FDA and USP on this issue, and cannot at this time accurately advise whether or when such issues will be satisfactorily resolved or these product introductions will occur. For the three months ended March 31, 2003 Andrx also recorded a total of $1.6 million in charges directly to cost of goods sold relating to its Weston, Florida manufacturing facility, which is in the start-up phase, its Morrisville, North Carolina manufacturing facility, which the Company plans to renovate and utilization issues at its Davie, Florida manufacturing facilities. Cost of goods sold for the three months ended March 31, 2003 also includes $1.7 million relating primarily to excess capacities at Andrx's Massachusetts aerosol manufacturing facilities, which the Company is considering, among other things, divesting.

         SALES RETURNS AND ALLOWANCES

         Allowances against net sales for estimated returns, chargebacks, inventory credits, rebates and other sales allowances are established by the Company concurrently with the recognition of revenue. The allowances which are included in accounts receivable, net and in accrued and other liabilities, as appropriate, in the Unaudited Condensed Consolidated Balance Sheets, are established based upon consideration of a variety of factors, including but not limited to, actual return experience by product type, the number and timing of competitive products approved for sale both historically and as projected, the market for the product, estimated customer inventory levels by product and current and projected economic conditions, levels of competition and price declines. Actual product returns, chargebacks and other sales returns and allowances incurred are dependent upon future events. The Company periodically monitors the factors that influence sales returns and allowances and makes adjustments to these provisions when management believes that actual product returns, chargebacks and other sales allowances may differ from established allowances. If conditions in future periods change, additional allowances may be required. Such additional allowances could be significant. Net sales of the Company's bioequivalent and brand products may be affected by the Company's estimated sales returns and allowances.

         The Company has entered into an arrangement with Perrigo under which Andrx and Perrigo will share in the risks and rewards associated with the sale of Andrx's bioequivalent version of Loratadine-D12, Loratadine D-24 and Loratadine Quick Dissolve Tabs that are bioequivalent to the related Claritin brand products. Andrx will manufacture and Perrigo will package and market these over-the-counter products. Under the terms of the arrangement, Andrx and Perrigo will share the net profits, as defined, from product sales. Commencing with the launch by Perrigo, Andrx will be required to estimate the profit sharing amounts earned from its arrangement with Perrigo.

         The pharmaceutical industry practice is generally to grant customers the right to return or exchange purchased goods. In the generic pharmaceutical industry, this practice has resulted in generic manufacturers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory, following decreases in the market price of the related generic pharmaceutical product. Shelf-stock adjustments occur frequently, often in significant amounts. The determination to grant an inventory credit to a customer following a price decrease is generally at the discretion of the Company, and not pursuant to contractual arrangements with customers. Accordingly, the Company makes significant accounting estimates, including quantities shipped and still on customers' shelves, and price declines before the products pull through the distribution channel. The Company accrues an estimate for the sales allowances in the same period the sale is recognized and periodically reviews such estimates. If conditions in future periods change, additional allowances or reversals may be required. Such additional allowances could be significant.

         The Company's significant accounting estimates for sales returns and allowances for brand products are dependent on the Company's ability to promote to physicians, create demand for products, pull products through the distribution channel and estimate returns, future levels of prescriptions for its products and the inventory levels in the distribution channel. It is a common pharmaceutical industry practice for brand manufacturers to offer customers, among other things, buy-in allowances on initial purchases prior to promotion activities by the manufacturer. As there are a limited number of large customers, all customer purchases are generally subject to the right of return or exchange. Accordingly, the Company makes significant accounting estimates related to sales allowances in connection with the recognition of revenues, and periodically reviews such estimates. The Company's policy is to recognize net sales to the extent it can reasonably estimate returns and the product being pulled through the distribution channel. If conditions change in future periods, additional allowances or reversals may be required. Such additional allowances could be significant.

         USEFUL LIFE OR IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

         Under the purchase method of accounting for acquisitions, goodwill represents the excess of purchase price over the fair value of the net assets acquired. As of March 31, 2003, the Company had approximately $34.0 million of goodwill in the Unaudited Condensed Consolidated Balance Sheet consisting of $26.3 million from the acquisition of CTEX Pharmaceuticals, Inc ("CTEX") in January 2001 and $7.7 million from the acquisition of Valmed Pharmaceuticals, Inc. ("Valmed") in March 2000. With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 in 2002, goodwill is no longer amortized and is subject to at least an annual assessment for impairment in value by applying a fair value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. If conditions in future periods change, impairment charges may be required. Such additional charges could be significant.

         As of March 31, 2003, the Company had $19.2 million of other intangible assets, net in the Unaudited Condensed Consolidated Balance Sheet, which consisted primarily of $4.1 million related to POL and related trademarks, $1.3 million related to patents for Andrx's electronic prescription process, and $12.1 million, $1.7 million and $10,000 for product rights related to the Entex, Anexsia and Embrex product lines, respectively. POL and related trademarks, and patents relating to Andrx's electronic prescription process are being amortized over periods ranging from four to fourteen years. Brand product rights purchased from other pharmaceutical companies or acquired through the allocation of purchase price upon the acquisition of another entity are being amortized over periods ranging from three to ten years. Management established the amortization period based on an estimate of the period the assets would generate positive cash flow. If conditions in future periods change, the Company may be required to decrease the estimated amortization period. Amortization is provided using the straight-line method over the estimated useful life. Intangible assets are reviewed for change in useful life or impairment whenever events or changes in circumstances have occurred that may warrant revision of the estimated useful life or indicate that the carrying amount of an asset may not be recoverable. If conditions in future periods change, impairment charges may be required, which could be significant.

         On February 25, 2003, the FDA announced that it intends to publish a FEDERAL REGISTER notice to describe its enforcement policy with respect to products such as the Entex line of products that are presently on the market and sold by prescription without an approved ANDA or New Drug Application ("NDA"). As a result of the FEDERAL REGISTER notice, Andrx may be required to seek FDA approval for marketing the Entex line of products and may be required to market some or all of these products as OTC products. Upon issuance of definitive guidance on this matter, Andrx will assess the unamortized portion of the Entex product rights ($12.1 million as of March 31, 2003) and Entex inventories ($283,000 as of March 31, 2003) for any resulting impairment.

         DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE

         Under the provisions of SFAS No. 109, the Company is required to record a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. As of March 31, 2003, the Company had a $68.1 million deferred income tax asset. As of March 31, 2003, the Company determined that no valuation allowance was necessary on its deferred income tax asset after considering its ability to carry back certain net operating losses, future taxable income projections and ongoing prudent and feasible tax planning strategies. In the event the Company were to determine that it would not be able to realize all or part of its deferred income tax asset in the future, an adjustment to the deferred income tax asset would be charged to the Consolidated Statements of Income in the period such determination was made.

         LICENSING REVENUES AND ROYALTIES

         In October 2002, Andrx entered into an agreement with Genpharm Inc. ("Genpharm") and Kremers Urban Development Co. ("KUDCo"), pursuant to which Andrx and Genpharm relinquished any marketing exclusivity rights to the 10mg and 20mg strengths of omeprazole (generic Prilosec), thereby accelerating the ability of KUDCo to receive final FDA marketing approval for its version of that product, which KUDCo received on November 1, 2002. Pursuant to the agreement, Andrx is entitled to receive:

         o 15.0% of KUDCo's net profits, as defined in the agreement ("Net Profits"), for approximately six months,
         o   9.0% of KUDCo's Net Profits for
                 (i)  approximately the next twelve months, or
                 (ii) until an appellate court decision, as defined in the
                      agreement, occurs and
         o 6.25% of KUDCo's Net Profits during approximately the next 24 months thereafter.

         Such licensing fees may also cease if either Andrx or Genpharm becomes lawfully permitted to launch their own bioequivalent version of Prilosec. Under the agreement, KUDCo is required to provide Andrx with an estimate of Andrx's licensing revenues for each month within 10 days subsequent to such month. Payments to Andrx for amounts earned in December 2002 and January 2003 were due to Andrx 90 days after month end. Amounts earned thereafter are due to Andrx 60 days after the respective month end. Based on the estimates received from KUDCo, Andrx recorded $30.4 million in estimated licensing revenues in the first quarter of 2003 of which $19.2 million was collected on April 30, 2003. The fees of $11.2 million earned for March 2003 are due on May 30, 2003. Future KUDCo licensing revenues will be dependent on a number of factors, including, among other things, KUDCo's profits from its sales of its generic Prilosec, the licensing rate due to Andrx (which reduces from 15% to 9% in June 2003), the outcome of the various appeals involving generic Prilosec and other factors outside of Andrx's control. KUDCo has advised Andrx that it estimates that licensing revenues to be earned by Andrx for April 2003 will be approximately $12.6 million.

         LITIGATION SETTLEMENTS AND RELATED ACCRUALS

         The Company accounts for the exposure of its various litigation matters under the provisions of SFAS No. 5 "Accounting for Contingencies", which requires, among other things, an exposure to be accrued when it becomes probable and estimatable. No accrual or disclosure of legal exposures judged to be remote is required. The exposure to legal matters is evaluated and estimated, if possible, based on, among other things, consultation with legal counsel. Such estimates are based on currently available information and their ultimate outcome may be significantly different than the amounts estimated given the subjective nature and complexities inherent in these areas. The Company's disclosures related to possible significant exposure for legal matters are included herein in Note 8 to the Unaudited Condensed Consolidated Financial Statements.

         In anticipation of potentially reaching a settlement on certain litigation, Andrx's results for the second quarter of 2002 included an estimated litigation settlement charge of $60.0 million. This contingency became probable and estimatable in June 2002 as a result of mediation discussions between the Company and the plaintiffs. In July 2002, Andrx and Aventis entered into a settlement, which is now binding, with the direct purchaser class of plaintiffs in the Cardizem CD antitrust litigation that was pending for multidistrict proceedings in the United States District Court for the Eastern District of Michigan. In January 2003, Andrx and Aventis entered into a settlement agreement in the Cardizem CD antitrust litigation with the indirect purchaser class of plaintiffs as well as with the attorney generals for all 50 states, the District of Columbia and Puerto Rico, which calls for a cash payment by Andrx and Aventis to this group in an undisclosed amount. This settlement agreement is subject to court approval. Andrx intends to vigorously litigate any outstanding related cases that cannot settle on a reasonable basis. The portion of the accrued litigation settlements charge that was not paid as of March 31, 2003, is included in Accrued and other liabilities in the March 31, 2003 Unaudited Condensed Consolidated Balance Sheet.


         ESTIMATED FEES TO LAW FIRM ON NET REVENUES OF TAZTIA XT

         Andrx is required to make certain payments in connection with the net sales the Company derives from Taztia XT, its bioequivalent version of Tiazac. One of the law firms the Company utilized in connection with, among other things, its Tiazac litigation is entitled to a fee based on a percentage of net sales of Andrx's Taztia XT product, as defined in that agreement. The estimated aggregate amount due to the law firm for prior services rendered, which has not yet been determined, will be recognized as a charge at the time of product launch. Consequently, Andrx will record the liability and related legal expense in SG&A at the present value of the estimated aggregate amount due to the law firm over the life of the product. Such estimate will then be periodically evaluated and adjusted, as appropriate, based on changes in, among other things, market factors affecting its net revenues for Taztia XT. Such non-cash charge to be recorded in the three months ending June 30, 2003 may be significant to Andrx's second quarter consolidated results of operations. On an ongoing basis, as the liability will be funded on a monthly basis as net sales occur, the cash flows resulting from this agreement are not expected to be significant to the Company's operations.

         The estimated liability relating to fees to the law firm will be dependent on a number of factors, including an estimate of Andrx's future sales of Taztia XT, market competition for Taztia XT, manufacturing output of this product (which may be influenced by manufacturing capacity and product mix decisions), and other factors both within and outside of Andrx's control. The monthly fee amounts due to the law firm are also subject to numerous estimates by Andrx, including shelf stock adjustments, returns, discounts, rebate and other sales allowances and certain related expense items.

ANDRX CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 ("2003 QUARTER") AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002 ("2002 QUARTER")

         For the 2003 Quarter, the Company generated net income of $6.4 million, as compared to net income of $4.5 million for the 2002 Quarter. For the 2002 Quarter, of the $4.5 million of net income, $8.4 million net income was allocated to Andrx common stock and $3.9 million of net loss was allocated to the former Cybear common stock.

REVENUES AND COST OF GOODS SOLD

                                      THREE MONTHS ENDED
                                           MARCH 31,
                                        (IN THOUSANDS)
                                  ----------------------------
                                     2003            2002
                                  -----------    -------------

      Distributed Products

      Revenues                    $  154,617      $   127,045
      Cost of goods sold             125,027          103,755
      Gross profit                    29,590           23,290
      Gross margin                     19.1%            18.3%

      Andrx Products - Bioequivalent

      Revenues                    $   40,503      $    48,988
      Cost of goods sold              28,753           17,668
      Gross profit                    11,750           31,320
      Gross margin                     29.0%            63.9%

      Andrx Products - Brand

      Revenues                    $    7,929      $     5,548
      Cost of goods sold               2,516            2,541
      Gross profit                     5,413            3,007
      Gross margin                     68.3%            54.2%

      Andrx Products - Total

      Revenues                    $   48,432      $    54,536
      Cost of goods sold              31,269           20,209
      Gross profit                    17,163           34,327
      Gross margin                     35.4%            62.9%

      TOTAL PRODUCT SALES

      Revenues                    $  203,049      $   181,581
      Cost of goods sold             156,296          123,964
      Gross profit                    46,753           57,617
      Gross margin                     23.0%            31.7%

      LICENSING AND ROYALTIES

      Revenues                    $   31,138      $       114
      Gross margin                    100.0%           100.0%

      OTHER

      Revenues                    $    2,998      $     1,624
      Cost of goods sold               2,737            2,553
      Gross profit (loss)                261            (929)
      Gross margin (loss)               8.7%          (57.2)%

      TOTAL REVENUE

      Revenues                    $  237,185      $   183,319
      Cost of goods sold             159,033          126,517
      Gross profit                    78,152           56,802
      Gross margin                     32.9%            31.0%

TOTAL REVENUES AND COST OF GOODS SOLD

         DISTRIBUTED PRODUCTS

         Revenues from distributed products increased by 21.7% to $154.6 million for the 2003 Quarter, from $127.0 million for the 2002 Quarter. The increase in sales from distributed products to an all time high level reflects the participation in the distribution of generic products introduced by generic manufacturers, and an increase in sales to existing and new customers, which was partially offset by the overall price declines generally associated with generic products.

         For the 2003 Quarter, net sales of distributed products generated $29.6 million of gross profit with a gross margin of 19.1%, as compared to $23.3 million of gross profit with a gross margin of 18.3% for the 2002 Quarter. These levels of gross margin on sales of distributed products are at the higher end of the historical range of 14% - 21%. The increase in the 2003 Quarter gross margin is primarily the result of the Company's participation in the distribution of generic products that face competition from multiple generic manufacturers, as well as the Company's participation in other marketing opportunities.

         BIOEQUIVALENT PRODUCTS

         Revenues from Andrx bioequivalent products decreased by 17.3% to $40.5 million for the 2003 Quarter, as compared to $49.0 million in the 2002 Quarter. Revenues from Andrx bioequivalent products for both periods include sales of the Company's bioequivalent versions of Cardizem CD, Dilacor XR, Ventolin metered dose inhalers, and Glucophage. For the 2003 Quarter, such revenues also include net sales of the Company's bioequivalent versions of K-Dur and Naprelan, which were launched subsequent to the 2002 Quarter. The decrease in revenues from Andrx bioequivalent products for the 2003 Quarter as compared to the 2002 Quarter results primarily from price declines, notwithstanding and a partial offset by product launches subsequent to the 2002 Quarter. No new products were launched in the 2003 Quarter. Andrx's bioequivalent version of Cardizem CD continues to generate significant levels of net sales and gross profit and materially contributes to Andrx's current overall operating results.

         For the 2003 Quarter, Andrx's bioequivalent products generated $11.8 million of gross profit with a gross margin of 29.0%, as compared to $31.3 million of gross profit with a gross margin of 63.9% in the 2002 Quarter. The decrease in gross profit and gross margin primarily results from a $7.9 million charge related to production of currently marketed bioequivalent products and pre-launch inventories of bioequivalent products, including $5.7 million for Wellbutrin SR/Zyban placed into production after December 31, 2002. In late February 2003, Andrx proposed amendments to its ANDA for its bioequivalent versions of Wellbutrin SR/Zyban, even though it believed that those ANDAs were nearing the last stages of FDA's final approval process, and it was in the late stage of the process of building launch quantities for these products. This action was taken to change a specification which Andrx had previously agreed to, but later determined, based upon additional manufacturing experience and analysis, should be changed. Though Andrx has supplied scientific evidence that this issue only affects expiration dating, and not the efficacy or safety of the products, and is consistent with the FDA's guidance on impurities, the FDA has advised that the specification that it previously agreed to needs to be further revised, in a manner adverse to the Company's position, as a result of updated USP specifications that the FDA is now seeking to enforce. The Company is in discussions with the FDA and USP on this issue, and cannot at this time accurately advise whether or when such issues will be satisfactorily resolved or these product introductions will occur. Andrx also recorded $1.6 million in charges directly to cost of goods sold relating to its Weston, Florida manufacturing facility, which is in the start-up phase, its Morrisville, North Carolina manufacturing facility, which the Company plans to renovate and to utilization issues at Andrx's Davie, Florida manufacturing facility.

       BRAND PRODUCTS

         For the 2003 Quarter, revenues from Andrx brand products increased by 42.9% to $7.9 million from $5.5 million in the 2002 Quarter. Revenues from Andrx brand products for the 2003 Quarter include sales generated from the Entex (cough and cold), Embrex (prenatal vitamins), Anexsia (pain) product lines and Altocor (lipid lowering). The increase in revenues in the 2003 Quarter, as compared to the 2002 Quarter, was primarily the result of $4.1 million in net sales of Altocor which the Company began marketing in the third quarter of 2002, partially offset by a lower level of net sales from the cough and cold product lines and the Embrex product, which were primarily affected by the advent of generic competition.

         For the 2003 Quarter, Andrx brand products generated $5.4 million of gross profit with a gross margin of 68.3%, as compared to $3.0 million of gross profit with a gross margin of 54.2% for the 2002 Quarter. The increase in gross profit and gross margin for the 2003 Quarter from the 2002 Quarter results primarily from the 2002 third quarter launch of Altocor. Gross margins were affected by, among other things, the Company recording an inventory allowance due to obsolescence of $326,000 and $818,000 through cost of goods sold in the 2003 Quarter and 2002 Quarter, respectively. Cost of goods sold in the 2003 Quarter and 2002 Quarter included royalties accrued on the net sales generated from the Entex cough and cold product line and Anexsia, as well as amortization of the product rights for CTEX, Entex and Anexsia, calculated on a straight-line basis.


         ANDRX PRODUCTS - TOTAL

         Revenues from total Andrx products decreased by 11.2% to $48.4 million for the 2003 Quarter, as compared to $54.5 million in the 2002 Quarter. The decrease in revenues from total Andrx products for the 2003 Quarter as compared to the 2002 Quarter results primarily from a decrease in net revenues for Andrx bioequivalent products, partially offset by an increase in net revenues of Andrx's brand products.

         For the 2003 Quarter, total Andrx products generated $17.2 million of gross profit with a gross margin of 35.4%, as compared to $34.3 million of gross profit with a gross margin of 62.9% in the 2002 Quarter. The decrease in gross profit and gross margin primarily results from a $7.9 million charge related to production of currently marketed bioequivalent products and pre-launch inventories of bioequivalent products, including $5.7 million for Wellbutrin SR / Zyban placed into production after December 31, 2002 and $1.6 million in charges directly to cost of goods sold relating to Andrx's manufacturing facilities.

         TOTAL PRODUCT SALES

         Total product sales increased by 11.8% to $203.0 million for the 2003 Quarter, as compared to $181.6 million in the 2002 Quarter. The increase in total product sales for the 2003 Quarter as compared to the 2002 Quarter results primarily from increases in net revenues of distributed products and Andrx brand products partially offset by a decline in net revenues from Andrx bioequivalent products.

         For the 2003 Quarter, total product sales generated $46.8 million of gross profit with a gross margin of 23.0%, as compared to $57.6 million of gross profit with a gross margin of 31.7% in the 2002 Quarter. The decrease in gross profit and gross margin for the 2003 Quarter, as compared to the 2002 Quarter resulted primarily from a decline in gross profit and gross margin from Andrx bioequivalent products, partially offset by increases in gross profit and gross margin from distributed products and Andrx brand products.

         LICENSING AND ROYALTIES

         In the 2003 Quarter, Andrx generated $31.1 million in licensing and royalties revenue, as compared to $114,000 in the 2002 Quarter. Licensing and royalties revenue for the 2003 Quarter include $30.4 million of revenues from the agreement with KUDCo.

         OTHER REVENUES

         The Company generated $3.0 million of other revenues in the 2003 Quarter, as compared to $1.6 million in the 2002 Quarter. Other revenues for the 2003 Quarter primarily represented revenues from the contract manufacture of aerosols at the Company's Massachusetts facility and revenues generated from the Company's agreement with Aventis, relating to its physician Internet operations, including the POL web portal.

         In the 2003 Quarter, cost of goods sold related to other revenues includes $1.7 million relating primarily to excess capacity at its Massachusetts aerosol manufacturing facilities. The Company is considering, among other things, divesting both its physician Internet operations and its Massachusetts aerosol manufacturing operations.

         TOTAL REVENUES

         Total revenues increased by 29.4% to $237.2 million for the 2003 Quarter from $183.3 million for the 2002 Quarter. The increase in total revenues for the 2003 Quarter as compared to the 2002 Quarter resulted primarily from increases in licensing and royalties revenue, revenues from distributed products and Andrx brand products, partially offset by a decline in revenues from Andrx bioequivalent products.

         For the 2003 Quarter, total revenues generated total gross profit of $78.2 million with a gross margin of 32.9%, as compared to a total gross profit of $56.8 million with a gross margin of 31.0% in the 2002 Quarter. The increase in total gross profit for the 2003 Quarter as compared to the 2002 Quarter resulted primarily from increased licensing and royalties revenue, gross profit from distributed products, and Andrx brand products, and was partially offset by a decline in gross profit from Andrx bioequivalent products.

SG&A

         SG&A expenses were $55.5 million or 23.4% of total revenues, as compared to $41.3 million or 22.5% of total revenues for the 2002 Quarter. SG&A expenses include expenses relating to the administration, marketing, selling, distributing and warehousing of products, brand sales and marketing efforts, royalties to the Company's former Co-Chairman and Chief Scientific Officer related to sales of the Company's bioequivalent version of Cardizem CD, corporate overhead and legal costs (primarily patent infringement matters relating to the Company's ANDA filings and antitrust matters). The increase in SG&A expenses in the 2003 Quarter, as compared to the 2002 Quarter, was primarily due to increases in brand sales and marketing costs, the continued expansion of distribution operations, including the opening of a new Ohio distribution facility in 2002, and increases in legal costs, insurance premiums, allowances for doubtful accounts receivable and corporate overhead, which were partially offset by a decrease in Internet operating expenses. The Company had approximately 425 sales representatives at March 31, 2003, as compared to approximately 300 at March 31, 2002. The average direct cost of an Andrx sales representative, including training costs, is approximately $125,000 per year. Operating expenses related to Andrx's Internet operations are classified as SG&A or cost of goods sold, as appropriate for all periods presented.

R&D

         R&D expenses were $13.3 million for the 2003 Quarter, as compared to $9.9 million for the 2002 Quarter. R&D expenses reflect the Company's continued commercialization efforts in its bioequivalent (ANDA) and brand (NDA) product development programs. During the 2003 Quarter, 56% of R&D expenses were in the bioequivalent program and 44% were in the brand program. During the 2003 Quarter, ANDAs for three products were accepted as filed by the FDA, a NDA for a valproate product was submitted to the FDA, and Andrx's NDA for metformin XT was accepted by the FDA as filed.

         In its bioequivalent R&D operations, the Company is attempting to develop bioequivalent formulations of marketed products, and is generally working on developing, or is considering developing, approximately 60 products at any point in time. The cost of related bioequivalent biostudies are generally less than $100,000 for each small-scale or pilot study, and approximately $250,000 for each study used in connection with an ANDA submission. The Company estimates that the average cost of developing a controlled-release product (excluding legal costs) is approximately $2.0 million and the cost of developing a specialty, niche or immediate release product is approximately $1.0 million. The principal costs incurred in connection with these projects are personnel costs, overhead costs, costs paid to third party contract research organizations for conducting bioequivalence studies and costs for raw materials used in developing the products. In its brand R&D operations, Andrx develops product formulations, manages the clinical studies performed on those products by contract research organizations and prepares NDAs. Brand R&D expenses include laboratory services, clinical investigators and contract research organizations, as well as Andrx personnel costs, overhead, raw material costs, and other professional services. The Company estimates that the average cost of developing an Andrx brand product (from formulation to NDA approval) could range from approximately $20 million to $30 million, and could take up to approximately five years assuming Andrx continues to focus on pursue approval of its NDAs through the 505(b)(2) regulatory process.

EQUITY IN EARNINGS OF JOINT VENTURES

         The Company generated $448,000 of equity in earnings of its unconsolidated joint ventures in the 2003 Quarter, compared to $645,000 in the 2002 Quarter. For the 2003 Quarter and 2002 Quarter, equity in earnings of its joint ventures were generated by ANCIRC's net sales of its bioequivalent versions of Oruvail and Trental and CARAN's net sales of its bioequivalent versions of Pepcid and Prozac. ANCIRC is Andrx's 50/50 joint venture with Watson Pharmaceuticals, Inc. and CARAN is Andrx's 50/50 joint venture with Carlsbad Technologies, Inc.

INTEREST INCOME

         The Company generated interest income of $646,000 in the 2003 Quarter, as compared to $1.6 million in the 2002 Quarter. The decrease in interest income is primarily the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained and lower interest rates on these investments during the 2003 Quarter, as compared to the 2002 Quarter. The Company invests in taxable, tax-advantaged and tax-free investment grade securities.

INTEREST EXPENSE

         The Company incurred interest expense of $611,000 in the 2003 Quarter, as compared to $27,000 in the 2002 Quarter. During the 2003 Quarter interest expense incurred was primarily related to the unused line fee, amortization of issuance costs on the Company's secured line of credit and financing charges on capital lease obligations. The 2003 Quarter and 2002 Quarter also included financing charges on certain insurance policies.

GAIN ON SALES OF ASSETS

         In conjunction with the sale of Dr. Chart and @Rx applications, the licensing of its patents for Internet transmission of prescriptions and the two-year marketing agreement with a business unit of Aventis SA relating to Andrx's POL web portal, revenue will be recognized in the Consolidated Statements of Income as services are rendered or otherwise earned. Due to the related nature of these transactions, Gain on sale of assets was deferred and will be recognized as Other income ratably as revenue is earned under the marketing agreement. During the 2003 Quarter, the Company recognized a $311,000 gain in connection with the asset sale. Additionally for the 2003 Quarter, the Company recognized $125,000 gain on the sale of Histex product line from the final quarterly cash installment due in connection with the Company's June 28, 2002 sale of the product line. Such gain was previously deferred.

INCOME TAXES

         For the 2003 Quarter and the 2002 Quarter, the Company provided income taxes of $3.9 million and $3.3 million, or 38% and 42%, respectively, of income before income taxes. For the 2003 Quarter and the 2002 Quarter, the Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes and for the 2002 Quarter also includes the effect of the amortization of certain intangible assets, which are not deductible for tax purposes.

WEIGHTED AVERAGE SHARES OUTSTANDING

         The basic and diluted weighted average shares of Andrx common stock outstanding was 71.6 million and 72.1 million, respectively, in the 2003 Quarter, as compared to 70.6 million and 72.3 million, respectively, in the 2002 Quarter. The weighted average share computation for the 2003 Quarter, includes the vested portion of restricted stock units. Diluted per share calculations include weighted average shares of common stock outstanding during the three months ended March 31, 2003 and 2002 plus dilutive common stock equivalents which are computed using the treasury stock method. The Company's dilutive common stock equivalents consist of stock options. The increase in the basic weighted average number of shares of Andrx common stock outstanding in the 2003 Quarter, as compared to the 2002 Quarter, was attributable to exercises of stock options and issuances of shares under the Company's employee stock purchase plan, which commenced on January 1, 2002, approximately 65,000 shares of Andrx common stock issued in connection with the Conversion, and 7,500 vested restricted stock units.

         The basic and diluted weighted average shares of Cybear common stock outstanding was 6.7 million for the 2002 Quarter. All common stock equivalents were excluded from the diluted share computation as Cybear was allocated a net loss, and accordingly, such stock equivalents were anti-dilutive. After May 17, 2002, no Cybear common stock was outstanding as a result of its conversion into Andrx common stock.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003, the Company had $66.9 million in cash, cash equivalents and investments available-for-sale, and $283.8 million of working capital. The Company had $102.8 million available under the Company's $185 million secured line of credit. As of March 31, 2003, no borrowings were outstanding under the secured line of credit.

OPERATING ACTIVITIES

         In the 2003 Quarter, net cash used in operating activities was $19.2 million, compared to net cash provided by operating activities of $2.0 million in the 2002 Quarter.

         In the 2003 Quarter, net cash used in operating activities of $19.2 million includes net income of $6.4 million, income tax benefits on exercises of stock options of $712,000, decreases in prepaid and other assets of $2.6 million, and income taxes of $5.4 million, offset by an increase in accounts receivable, net of $9.0 million, inventories of $21.7 million, and decreases in accounts payable and accrued and other liabilities of $11.5 million. In addition, the 2003 Quarter also includes depreciation and amortization of $6.9 million, a provision for doubtful accounts receivable of $1.5 million, and compensation expense on amortization of restricted stock units of $377,000, offset by gain on the sale of assets of $436,000 and equity in earnings of joint ventures of $448,000.

         In the 2002 Quarter, net cash provided by operating activities of $2.0 million includes net income of $4.5 million, income tax benefits on exercises of stock options of $1.7 million, a decrease in accounts receivable, net of $13.8 million, prepaid and other assets of $3.6 million, and income taxes of $1.5 million, offset by increases in inventories of $11.5 million, and decrease in accounts payable and accrued and other liabilities of $16.3 million. In addition, the 2002 Quarter also includes depreciation and amortization of $5.1 million, a provision for doubtful accounts receivable of $241,000, offset by equity in earnings of joint ventures of $645,000.

INVESTING ACTIVITIES

         Net cash provided by investing activities was $21.3 million in the 2003 Quarter, as compared to $23.7 million in the 2002 Quarter.

         In the 2003 Quarter, net cash provided by investing activities of $21.3 million consisted of $33.5 million in maturities of investments available for sale and $125,000 in proceeds from the sale of assets, offset by $12.3 million in purchases of property, plant and equipment.

         In the 2002 Quarter, net cash provided by investing activities of $23.7 million consisted of $39.3 million in maturities of investments available for sale, offset by $15.6 million in purchases of property and equipment.

FINANCING ACTIVITIES

         Net cash provided by financing activities was $1.0 million in the 2003 Quarter, as compared to $1.4 million in the 2002 Quarter.

         In the 2003 Quarter, net cash provided by financing activities of $1.0 million consisted of $908,000 in proceeds from issuances of shares of Andrx common stock from exercises of Andrx stock options and $297,000 in proceeds from issuances of shares of Andrx common stock under the employee stock purchase plan, which commenced on January 1, 2002, offset by $190,000 in principal payments on capital lease obligations.

         In the 2002 Quarter, net cash provided by financing activities of $1.4 million consisted of $789,000 in proceeds from issuance of shares of Andrx common stock from exercises of Andrx stock options and $616,000 in proceeds from issuances of shares of Andrx common stock under the employee stock purchase plan.

FUTURE CASH REQUIREMENTS

         The Company anticipates that its cash requirements will continue to increase due to the construction of R&D, manufacturing, including related equipment, and corporate facilities, in Florida and North Carolina. During 2003, the Company expects to incur approximately $60 million in capital expenditures, which it intends to pay for with cash generated from its operations. The Company will periodically review its level of capital expenditure spending based on its level of profitability and cash flow. Absent an acquisition or unforeseen circumstances, Andrx anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future without drawing on the four-year secured revolving line of credit facility Andrx obtained on December 30, 2002 for up to an aggregate amount of $185.0 million; none of which was outstanding at March 31, 2003. Borrowings available under the credit facility are limited to defined values of eligible accounts receivables, inventories, property, plant and equipment and reasonable reserves established by the lenders. Interest on the outstanding principal balance under the credit facility accrues, at Andrx's option, at either the lender's prime lending rate (4.25% as of March 31, 2003) or 2.00% above the rate quoted by the lenders as the average Eurodollar Rate ("Eurodollar") for 1, 2, 3 and 6-month Eurodollar deposits with, in each case, possible 0.25% upward adjustments, up to a total increase of 1.00%, depending upon Andrx's quarterly average availability and average outstanding borrowings at the time of borrowing. The credit facility also includes an unused line fee of 0.75%. Andrx and its subsidiaries granted the lenders a first priority security interest in substantially all of their respective personal property assets, including without limitation, accounts receivable, inventories, deposit accounts, property, plant and equipment and general intangibles, and real estate owned at the date of the credit facility. The credit facility contains certain financial covenants, which, among other things, (a) prohibit the payment of dividends without the lenders' consent, (b) place certain limits on annual capital expenditures by Andrx and (c) require Andrx to either (x) satisfy a fixed charge coverage ratio or (y) maintain a minimum undrawn availability of $75 million. Andrx is currently in compliance with all the required covenants under the credit facility.

OUTLOOK

         DISTRIBUTED PRODUCTS

         The Company's pharmaceutical distribution operations have a history of consistent quarterly sequential growth as a result of, among other things, generic introduction of new products by other generic manufacturers and the Company's continued penetration of the market servicing independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and, to a lesser extent, physicians' offices. The Company believes that it will be able to continue to expand in this market, both in terms of per store volume and customer locations, particularly with the opening of its Ohio distribution center in the third quarter of 2002. The Company believes that the Ohio distribution center has created and will continue to create additional national distribution opportunities, by improving the Company's ability to service various geographic regions.

         The ability of the Company to provide consistent sequential quarterly growth is affected, in large part, by the Company's participation in the launch of new products by other generic manufacturers, and the advent and extent of competition encountered by these products and the other products distributed by the Company. Sales prices for generic products typically decline with the advent of competition, particularly after such products were sold during an initial exclusivity period. Consequently, growth in revenues will continue to primarily be a function of new generic products launched by other generic manufacturers, offset by the overall level of net price declines on existing distributed products. Andrx's pharmaceutical distribution operations compete with a number of large wholesalers which market, among other things, both brand and bioequivalent pharmaceutical products to their customers and may offer broader marketing programs. Andrx also competes with other pharmaceutical distributors. Though distribution is historically a low margin industry, Andrx believes that consolidation among wholesalers (who already had far greater financial and other resources than Andrx), the growing role of managed care organizations, the formation of buying groups and competition between distributors could result in increased price reductions. Nevertheless, the Company's distribution operations are expected to continue to grow at a rate consistent with the growth of the overall generic industry.

         The Company's distribution operation participates and plays a significant role in the sale of Andrx's current bioequivalent products and is expected to participate and play a key role in new product launches. For external reporting purposes, this segment's financial results do not include its participation in the distribution of Andrx bioequivalent products. Such revenues are classified as Andrx product sales in the Company's Consolidated Statements of Income.

         ANDRX PRODUCTS

         BIOEQUIVALENT

         The bioequivalent pharmaceutical industry is highly competitive and selling prices are often subject to significant and rapid declines from competition among existing or new bioequivalent products entering the market. In Andrx's sales efforts for its bioequivalent products, Andrx competes with domestic and international companies and bioequivalent divisions of large brand pharmaceutical companies. Many of these competitors offer a wider variety of bioequivalent products to their customers. As patents and other bases for market exclusivity expire, bioequivalent competitors enter the marketplace. Normally, there is a unit price decline as the number of bioequivalent competitors increases. The timing of these price decreases is difficult to predict and can result in a significantly curtailed profitability for a bioequivalent product. In addition, Andrx's bioequivalent products may be affected by competition involving the corresponding brand product, including the introduction and promotion of either alternative branded versions or OTC versions of such products. Andrx's bioequivalent version of Cardizem CD continues to generate significant net revenues and gross profit for the Company.

         The Company believes that its controlled-release products may face more modest competition than other bioequivalent products due to the limited number of competitors having the scientific expertise, legal expertise, and financial resources necessary to develop these products and bring them to market. The Company also believes that, for various reasons, its specialty or niche bioequivalent products may also face less competition than most bioequivalent products. These competitive barriers, combined with the synergistic value derived from the Company's pharmaceutical distribution operation, are intended to better position the Company to compete in the highly competitive bioequivalent product marketplace.

         Currently, Andrx's overall level of profitability remains dependant on a relatively small number of products and Andrx's ability to successfully manufacture sufficient quantities of these products on a timely basis. If these products, and particularly Andrx's bioequivalent version of Cardizem CD, were to experience increased competition, and the resulting price reductions and/or reduced market shares, Andrx's operating results would be significantly adversely affected. As a new competitor to Cardizem CD is expected to begin selling its product in 2003 or 2004, such increased competition or other factors may significantly affect net sales and gross profit of Andrx's bioequivalent version of Cardizem CD and its contribution to Andrx's results of operations.

         Future growth in the bioequivalent products business will be generated from the launch of new products, including its bioequivalent version of Tiazac, which the Company began selling in April 2003 and is currently competing with one other generic manufacturer, and its bioequivalent version of over-the-counter Claritin-D 24, which pursuant to an arrangement with Perrigo, Perrigo advises it will commence selling in June 2003. The Claritin line of products was recently converted into OTC products. The Company believes that the only substantive matter delaying approval of Andrx's bioequivalent versions of Claritin D-12 and Claritin Reditabs is the expiration of the 180-day market exclusivity period for each of those products. Andrx has entered into a marketing agreement with Perrigo for the sale of these products as OTC products.

         Andrx is required to make certain payments in connection with the net sales the Company derives from its bioequivalent version of Tiazac. Andrx agreed to pay Biovail a royalty at an undisclosed rate on net sales of Taztia XT, as defined, in connection with, among other things, their agreement to resolve various pending litigation matters and implement a dispute resolution mechanism for future disputes. The Biovail royalties will be recognized in conjunction with the related net revenues and charged to cost of goods sold.

         Andrx is required to make certain payments in connection with the net sales the Company derives from Taztia XT, its bioequivalent version of Tiazac. One of the law firms the Company utilized in connection with, among other things, its Tiazac litigation is entitled to a fee based on a percentage of net sales of Andrx's Taztia XT product, as defined in that agreement. The estimated aggregate amount due to the law firm for prior services rendered, which has not yet been determined will be recognized as a charge at the time of product launch. Consequently, Andrx will record the liability and related legal expense in SG&A at the present value of the estimated aggregate amount due to the law firm over the life of the product. Such estimate will then be periodically evaluated and adjusted, as appropriate, based on changes in, among other things, market factors affecting its net revenues for Taztia XT. Such non-cash charge to be recorded in the three months ending June 30, 2003 may be significant to Andrx's second quarter consolidated results of operations. On an ongoing basis, as the liability will be funded on a monthly basis as net sales occur, the cash flows resulting from this agreement are not expected to be significant to the Company's operations.

         The Company has entered into an arrangement with Perrigo under which Andrx and Perrigo will share in the risks and rewards associated with the sale of the Company's version of Loratadine-D12, Loratadine-D24 and Loratadine Quick Dissolve Tabs that are bioequivalent to the related Claritin family of brand products. Andrx will manufacture and Perrigo will package and market these over-the-counter products. Under the terms of the arrangement, Andrx and Perrigo will share the net profits, as defined, from product sales. Perrigo will provide a report on net profits within 10 days after month end with payment of the Company's share of net profits within forty-five days of month end. Future revenues and profits will be dependent upon a number of factors including Andrx's manufacturing capacity, market competition for OTC Claritin, the introduction of additional bioequivalent Claritin products as well as other factors outside of Andrx's control. The monthly product net profits to be reported by Andrx are subject to numerous estimates by Perrigo such as returns and other sales allowances and certain related expenses.

         The Company is continuing to communicate with the FDA and USP on the issues affecting ANDAs for its bioequivalent versions of Wellbutrin SR/Zyban. Though cautiously optimistic, Andrx cannot at this time accurately predict or advise whether or when such issues will be satisfactorily resolved and these products will be introduced. Regardless of the outcome of those discussions, the Company believes that its ANDAs for Wellbutrin SR and Zyban are entitled to be awarded the 180-day market exclusivity period. FDA's stated policy is to award this exclusivity period upon approval of an ANDA, and on a patent-by-patent basis. Though Andrx provided a paragraph (iv) certification and notice on the four patents presently listed in the Orange Book, only two of those patents became the subject of patent infringement litigation. As a result of FDA's policy, while the 180-day exclusivity period for certain of those patents will begin to run upon a final and non-appealable court decision in Andrx's favor (should that occur), the exclusivity period for the patents that are not a part of that or any other litigation will not begin until Andrx commences the commercial marketing of its product or it waives or relinquishes any exclusivity rights it may have.

         The launch of Andrx's bioequivalent product candidates are dependent upon a number of factors, including factors outside the Company's control. These factors include the receipt of FDA final marketing approval, new Orange Book patent listings and related patent infringement litigation, the expiration of other's exclusivity rights, and the favorable resolution of patent litigation. The revenues and gross profits to be generated by these new products will also be affected by the amount of bioequivalent competition they encounter, particularly after the expiration of any 180-day exclusivity period that the Company anticipates having, either alone or shared. Andrx has made, is in the process of making or will make commercial quantities of certain new products prior to the date in which Andrx anticipates that such products will receive FDA final marketing approval and/or satisfactory resolution of the patent infringement litigation involving them. The commercial production of these products involves the risk that such product(s) may not be approved for marketing by the FDA on a timely basis or ever and/or that the results of such litigation may not be satisfactory. This risk notwithstanding, Andrx plans to continue to scale-up and build pre-launch inventories of certain products that have not yet received final FDA marketing approval and/or satisfactory resolution of patent infringement litigation, when it believes that such action is appropriate in relation to the commercial value of its product launch opportunity. When an exclusivity period is involved, this is a particularly difficult determination.

         BRAND

         With Altocor's launch, the Company has entered a highly competitive market against brand pharmaceutical manufacturers having significantly larger and more experienced sales forces and significantly greater financial resources dedicated to advertising and promotion. Net sales for Altocor will be subject to significant accounting estimates for, among other things, the ability of the Company's sales force to promote to physicians, generate product demand and pull product through the distribution channel, and the Company's ability to estimate returns. The Company's estimate of returns is based on, among other things, terms offered to customers, inventory levels in the distribution channel and an estimate of expected prescription levels. Consistent with industry practice, the Company offered allowances on initial purchases and generally provides a right of return or exchange. As low prescription levels of Altocor are anticipated during the early stages of its launch, the Company anticipates that, until a profitable sales level is achieved, its sales, marketing, advertising and promotional costs will exceed its gross profit from net sales of Altocor.

         Though current sales and marketing trends equate to approximately $35.0 million of 2003 net Altocor sales, a number of new sales and marketing initiatives have been or are in the process of being implemented which management believes may increase such sales to approximately $50.0 million.

         Andrx's application for a registered trademark for Altocor has been opposed by Kos Pharmaceuticals, who alleges that there is a likelihood of confusion between Kos' trademark, Advicor, and Altocor. Andrx has requested FDA guidance on other names, and may seek to change the name of Altocor.

         Net sales of Andrx's other brand products, are recognized to the extent Andrx estimates they are being pulled through the distribution channel. Net sales of Andrx's other brand products can be adversely affected by generic introductions, as they are not protected by patents, seasonality (for cough and cold brand products) and the dedication of its sales force's efforts to Altocor and other products.

         On February 25, 2003, the FDA announced that it intends to publish a FEDERAL REGISTER notice to describe its enforcement policy with respect to products such as the Entex line of products that are presently sold by prescription and on the market without an approved ANDA or NDA. As a result of the FEDERAL REGISTER notice, Andrx may be required to seek FDA approval for marketing the Entex products and may be required to market some or all of these products as over-the-counter products. Upon issuance of definitive guidance on this matter, Andrx will assess the unamortized portion of the Entex product rights ($12.1 million as of March 31, 2003), and Entex inventories ($283,000 as of March 31, 2003) for any resulting impairment.

         QUALITY AND SAFETY

         Pharmaceutical products are required to meet certain quality, safety and other requirements throughout their shelf life. If Andrx determines that its product does not, or may not, meet such requirements, such product may be recalled by Andrx, either on its own or pursuant to an FDA request. Similarly, studies and/or the monitoring of the proper utilization of pharmaceuticals could call into question the utilization, safety and efficacy of certain pharmaceutical products, including those marketed by Andrx in its brand and bioequivalent operations, and may result in the discontinuation of their marketing or changes in the manner in which they are labeled and prescribed. Future Andrx operating results could be adversely affected if such events were to occur.

         LICENSING AND ROYALTIES

         Andrx expects to continue to generate significant licensing revenues from its agreement with KUDCo.

         Andrx earned $30.4 million in estimated licensing revenues in the 2003 Quarter. Future KUDCo licensing revenues will be dependent on a number of factors, including, among other things, KUDCo's manufacturing capacity, market competition for Prilosec and other factors outside of Andrx's control. The licensing rate due to Andrx reduces from 15% to 9% in June 2003. KUDCo has advised Andrx that it estimates the licensing revenues earned by Andrx for April 2003 to be approximately $12.6 million.

         OTHER REVENUES

         For the 2003 Quarter, the Company generated $3.0 million of Other revenues primarily contract manufacturing services at Andrx's Massachusetts aerosol manufacturing facilities and Internet related revenues primarily from an agreement between Aventis and the Company related to the Company's POL web portal. Based on the Company's recent decision to seek alternatives for its aerosol manufacturing facilities and physician Internet assets, including possible divestiture, future Other revenues may significantly decrease or cease to exist.

         COST OF GOODS SOLD

         Andrx at times operates certain of its manufacturing facilities on a 24-hours a day, 7-days a week production cycle, in order to meet the market demand for its current and anticipated products. Moreover, because Andrx manufactures products that employ a variety of technology platforms, certain of its manufacturing capabilities were overutilized, while others were underutilized, and inefficiencies, equipment failures and rejected lots at times interrupted Andrx's ability to fully meet the actual demand for certain of its marketed products. Andrx has taken a number of steps to address these issues including the acquisition of a facility in Morrisville, North Carolina. Though Andrx previously announced its intention to have the first phase of this facility operational in 2005, the Company is re-evaluating this determination as a result of the recent issues surrounding the approval and marketing of the Company's bioequivalent version of Wellbutrin SR/Zyban. Depending on the Company's ultimate determination of this matter, the timing and outcome of the issues involving the marketing of the Company's bioequivalent versions of Prilosec and/or Wellbutrin SR/Zyban, and the manufacturing quantities of such products required in the event the Company were to launch these products, the Company may not be able to meet the market demand for all of the products it is currently manufacturing and that are in its pipeline.

         While substantial progress has been made in improving manufacturing operations, throughout 2003, Andrx will continue to focus on further improving its pharmaceutical manufacturing operations. Andrx's Weston, Florida manufacturing facility is expected to become fully operational in 2004 and will produce specialty, niche and immediate release products, including oral contraceptives. Andrx plans on renovating its manufacturing facility in Morrisville, North Carolina and is also exploring alternatives, including a possible divestiture of its Massachusetts aerosol manufacturing facilities. Until all of these efforts come to fruition, Andrx will continue to incur costs related to its Weston, Florida and North Carolina facilities, utilization issues at its Davie, Florida facilities and excess capacities at its Massachusetts aerosol manufacturing facilities. The Company expects to incur approximately $5 million to $6 million per quarter of such other unabsorbed manufacturing costs, before the possible divestiture of its Massachusetts aerosol facilities and commencement of production of its Weston, Florida facility. The Company will also incur additional charges directly to cost of goods sold for provisions of production of products and product candidates.

         SG&A EXPENSES

         The Company's SG&A expenses are related to the level of sales and the sales product mix, which includes distributed products, Andrx bioequivalent products and Andrx brand products. The Company anticipates that its SG&A expenses will continue to increase, primarily as a result of the increase in the cost of its sales force including the expansion of its brand sales force, increases in promotion of Altocor, and the operation of Andrx's Ohio distribution facility. Andrx continues to evaluate alternatives concerning its POL Internet assets, including a possible divestiture. As of March 31, 2003, the Company had approximately 425 sales representatives. Altocor promotional expenses, which are expensed as incurred, will be periodically evaluated throughout 2003 taking into consideration, among other things, the Company's profitability and any co-promotional arrangements for Altocor. Even with substantial increases in its sales force and promotional spending, the Company's sales force and planned promotional spending for 2003 are likely to be significantly less than its competitors. SG&A expenses will also include the present value of the estimated fee on net sales of Tiazac due to one of the Company's law firms (see Note 9 to the Unaudited Condensed Consolidated Financial Statements).

         R&D EXPENSES

         Andrx anticipates that R&D expenses for 2003 will increase to approximately $60 million from $51.5 million for 2002, as a result of continued spending in bioequivalent drug development (ANDA) and brand product development
(NDA). R&D expenses will be periodically evaluated throughout 2003 following consideration, among other things, of the Company's level of profitability. Andrx currently expects that its 2003 R&D expenses will be allocated approximately 50% to bioequivalent products and 50% to brand products. During 2003, the Company expects to file at least 10 ANDAs, of which three have already been filed through March 31, 2003. In 2003 the Company also submitted an NDA for its valproate product and FDA accepted as filed Andrx's NDA for metformin XT.

         INCOME TAXES

         The Company believes its federal and state effective income tax rate for 2003 will be approximately 38%.

         CASH FLOWS

         In the 2003 second quarter, Andrx anticipates receiving, among other things, KUDCo licensing payments of approximately $30 million in the 2003 Quarter of which $19.2 million was collected in April 2003, payment on the April 2003 KUDCo licensing fee of $12.6 million, and collecting its 2002 income taxes receivable, offset by capital expenditures.

         EARNINGS GUIDANCE

         The Company's policy is to not provide specific earnings projections or guidance, and to not comment on research analyst reports, including earnings estimates or consensus. Through public disclosures such as its press releases and periodic SEC reports, including this Form 10-Q, the Company attempts to provide sufficient disclosure of both its current status and future prospects, using the Safe Harbor provision for forward-looking statements prescribed in the Private Securities Reform Act of 1995, to allow the investment community to properly evaluate the Company and its prospects for performance. There can be no assurance that research analysts in using public available information will generate research reports or earnings estimates consistent with the Company's actual internal plan or that such estimates will not vary significantly from analyst to analyst. Accordingly, even if the Company properly executes against its own business plan, the Company's actual performance may be substantially different than what is reflected in any specific research analyst's reports or earnings estimate or the consensus of such estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

         COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No.146 "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this pronouncement require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Tasks Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)", which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 require that the initial measurement of a liability be at fair value. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. Andrx adopted the provisions of SFAS No. 146 in 2003 and its adoption did not have a material impact on the consolidated financial statements of the Company.

         ACCOUNTING FOR GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded in the guarantor's balance sheet at fair value upon issuance of a guarantee. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of FIN 45 had no impact on the Company's financial position or results of operations.

         VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51". FIN 46 requires a company to make certain disclosures about variable interest entities ("VIEs") with which it has involvement, if it is reasonably possible that it will consolidate or disclose information about the VIE when FIN 46 becomes effective in July 2003. The disclosure requirements are effective for all financial statements issued after January 31, 2003. The Company does not believe it has any VIEs therefore no additional disclosures have been provided.

         ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE

         On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The disclosure requirements of SFAS No. 148 are included herein in Note 1 to the accompanying Unaudited Condensed Consolidated Financial Statements. The Company currently intends to continue to account for employee stock-based compensation in accordance with APB No. 25.

ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of the Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of Andrx's disclosure controls and procedures was carried out by Andrx under the supervision and with the participation of Andrx's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Andrx's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by Andrx in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

         See Notes 8 and 9 to the "Notes to Unaudited Condensed Consolidated Financial Statements of Andrx Corporation" included in Part 1 Item 1 of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

 4.4     Revised Specimen Certificate of Andrx Corporation - Andrx Group
           Common Stock
99.1     Certification of Chief Executive Officer
99.2     Certification of Chief Financial Officer

(b) REPORTS ON FORM 8-K

On April 30, 2003, Andrx filed a current report on Form 8-K announcing its financial results for the quarter ended March 31, 2003.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 15, 2003          By:/s/ Richard J. Lane
                               -------------------
                            Richard J. Lane
                            Chief Executive Officer
                            (Principal Executive Officer)





Date: May 15, 2003          By:/s/ Angelo C. Malahias
                               ----------------------
                            Angelo C. Malahias
                            Senior Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer)

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

Date: May 15, 2003
                                      /s/ Richard J. Lane
                                      ------------------------------
                                      Richard J. Lane
                                      Chief Executive Officer

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

    Date: May 15, 2003
                            /s/ Angelo C. Malahias
                            ----------------------
                            Angelo C. Malahias
                            Senior Vice President and Chief Financial Officer