Form 10-Q
period 2003-06-30
ANDRX CORP /DE/
filed 2003-08-14
CIK 1123337

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

                         For the Quarterly Period Ended
                                  June 30, 2003
                                 ---------------

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

                                 [X] YES [ ] NO

The approximate number of shares outstanding of the issuer's common stock as of August 1, 2003 is 71,957,000.



================================================================================

                       ANDRX CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003



                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I.             FINANCIAL INFORMATION

                    Item 1.  Consolidated Financial Statements

                    ANDRX CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets -
                         as of June 30, 2003 (Unaudited) and December 31, 2002                      3

                    Unaudited Condensed Consolidated Statements of Income -
                         for the three and six months ended June 30, 2003 and 2002                  4

                    Unaudited Condensed Consolidated Statements of Cash Flows -
                         for the six months ended June 30, 2003 and 2002                            5

                    Notes to Unaudited Condensed Consolidated Financial Statements                 6-21

                    Item 2.   Management's Discussion and Analysis of
                                Financial Condition and Results of Operations                     22-50

                    Item 4.   Controls and Procedures                                               51

PART II.            OTHER INFORMATION

                    Item 1.  Legal Proceedings                                                      52

                    Item 4.  Submission of Matters to a Vote of Security Holders                    52

                    Item 6.  Exhibits and Reports on Form 8-K                                       53

SIGNATURES                                                                                          54

CERTIFICATIONS                                                                                    55-57





This Form 10-Q contains trademarks held by Andrx Corporation and third parties.

Andrx Corporation's trademarks, including licensed trademarks, that may be used in this report include: Altocor(TM), Anexsia(R), Embrex(R), Entex(R), Metformin XT(TM), and Taztia(TM) XT.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)



                                                                                       June 30,          December 31,
                                                                                         2003                2002
                                                                                     -----------         ------------
                                                                                     (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents                                                            $ 126,765           $  35,521
  Investments available-for-sale, at market value                                         31,375              61,873
  Accounts receivable, net of allowance for doubtful accounts of $11,046 and
    $15,495 at June 30, 2003 and December 31, 2002, respectively                         135,741             130,044
  Inventories                                                                            174,443             147,967
  Income taxes receivable                                                                     --              33,710
  Deferred income tax assets                                                              50,212              68,148
  Prepaid and other current assets                                                        20,185              12,371
                                                                                       ---------           ---------
       Total current assets                                                              538,721             489,634

Property, plant and equipment, net                                                       241,815             233,828
Goodwill                                                                                  33,981              33,981
Other intangible assets, net                                                              18,419              19,941
Other assets                                                                              14,621              12,095
                                                                                       ---------           ---------
       Total assets                                                                    $ 847,557           $ 789,479
                                                                                       =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                                     $ 102,874           $  80,850
  Income taxes payable                                                                    12,047                  --
  Accrued expenses and other liabilities                                                 126,781             127,208
                                                                                       ---------           ---------
       Total current liabilities                                                         241,702             208,058

Deferred income tax liabilities                                                           12,590              12,590
Obligations under capital leases and other liabilities                                     3,316               3,124
                                                                                       ---------           ---------
       Total liabilities                                                                 257,608             223,772
                                                                                       ---------           ---------
Commitments and contingencies

Stockholders' equity
    Convertible preferred stock; $0.001 par value, 1,000,000 shares authorized;
        none issued and outstanding                                                           --                  --
    Common stocks:
       Andrx Group common stock; $0.001 par value, 100,000,000 shares authorized; issued and outstanding 71,914,000 shares and
         71,501,000 shares at June 30, 2003 and December 31, 2002,
         respectively                                                                         72                  72
       Cybear Group common stock; $0.001 par value, 12,500,000 shares
         authorized; none issued and outstanding                                              --                  --
  Additional paid-in capital                                                             493,808             487,928
  Restricted stock units                                                                  (8,906)             (6,525)
  Retained earnings                                                                      104,871              84,038
  Accumulated other comprehensive income, net of income taxes                                104                 194
                                                                                       ---------           ---------
       Total stockholders' equity                                                        589,949             565,707
                                                                                       ---------           ---------
       Total liabilities and stockholders' equity                                      $ 847,557           $ 789,479
                                                                                       =========           =========




      The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)


                                                                          Three Months Ended                Six Months Ended
                                                                               June 30,                         June 30,
                                                                    -----------------------------     -----------------------------
                                                                        2003             2002             2003             2002
                                                                    ------------     ------------     ------------     ------------
Revenues
  Distributed products                                              $    161,506     $    121,502     $    316,123     $    248,547
  Andrx products                                                          76,679           55,770          125,111          110,306
  Licensing and royalties                                                 33,054              102           64,192              216
  Other                                                                    1,131            3,168            4,129            4,792
                                                                    ------------     ------------     ------------     ------------
Total revenues                                                           272,370          180,542          509,555          363,861
                                                                    ------------     ------------     ------------     ------------

Operating expenses
  Cost of goods sold                                                     171,693          129,888          330,726          256,405
  Selling, general and administrative                                     58,212           46,459          113,692           87,744
  Research and development                                                12,484           11,420           25,824           21,342
  Litigation settlements and other charges                                 7,500           60,000            7,500           60,000
                                                                    ------------     ------------     ------------     ------------
Total operating expenses                                                 249,889          247,767          477,742          425,491
                                                                    ------------     ------------     ------------     ------------

Income (loss) from operations                                             22,481          (67,225)          31,813          (61,630)

Other income (expense)
  Equity in earnings of joint ventures                                     1,176              943            1,624            1,588
  Interest income                                                            451            1,622            1,097            3,235
  Interest expense                                                          (685)             (95)          (1,296)            (122)
  Gain on sales of assets                                                    146            4,514              582            4,514
                                                                    ------------     ------------     ------------     ------------

Income (loss) before income taxes                                         23,569          (60,241)          33,820          (52,415)

Provision (benefit) for income taxes                                       9,092          (28,907)          12,987          (25,594)
                                                                    ------------     ------------     ------------     ------------
Net income (loss)                                                   $     14,477     $    (31,334)    $     20,833     $    (26,821)
                                                                    ============     ============     ============     ============

EARNINGS (LOSS) PER SHARE

ANDRX GROUP COMMON STOCK:
Net income (loss) allocated to Andrx Group
    (including Cybear Group commencing May 17, 2002)                $     14,477     $    (29,272)    $     20,833     $    (20,877)
Premium on Conversion of Cybear Group common stock                            --             (526)              --             (526)
                                                                    ------------     ------------     ------------     ------------


Total net income (loss) allocated to Andrx Group                    $     14,477     $    (29,798)    $     20,833     $    (21,403)
                                                                    ============     ============     ============     ============

Net income (loss) per share of Andrx Group common stock:

         Basic                                                      $       0.20     $      (0.42)    $       0.29     $      (0.30)
                                                                    ============     ============     ============     ============
         Diluted                                                    $       0.20     $      (0.42)    $       0.29     $      (0.30)
                                                                    ============     ============     ============     ============

Weighted average shares of Andrx Group common stock outstanding:
         Basic                                                        71,879,000       70,699,000       71,739,000       70,625,000
                                                                    ============     ============     ============     ============
         Diluted                                                      72,617,000       70,699,000       72,375,000       70,625,000
                                                                    ============     ============     ============     ============

CYBEAR GROUP COMMON STOCK:
Net loss allocated to Cybear Group (through May 17, 2002)                            $     (2,062)                     $     (5,944)
Premium on Conversion of Cybear Group common stock                                            526                               526
                                                                                     ------------                      ------------

Total net loss allocated to Cybear Group                                             $     (1,536)                     $     (5,418)
                                                                                     ============                      ============

Basic and diluted net loss per share of
  Cybear Group common stock                                                          $      (0.23)                     $      (0.80)
                                                                                     ============                      ============

Basic and diluted weighted average shares of
  Cybear Group common stock outstanding                                                 6,743,000                         6,743,000
                                                                                     ============                      ============


      The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                 -----------------------------
                                                                                   2003                2002
                                                                                 ---------           ---------
Cash flows from operating activities:
  Net income (loss)                                                              $  20,833           $ (26,821)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                  13,655              10,352
     Provision for doubtful accounts                                                 4,284               5,637
     Gain on sales of assets                                                          (582)             (4,514)
     Asset writedowns at aerosol manufacturing facilities                            8,177                  --
     Compensation expense on amortization of restricted stock units                    663                  38
     Equity in earnings of joint ventures                                           (1,624)             (1,588)
     Income tax benefits on exercises of Andrx Group stock options                     848               2,534
     Changes in operating assets and liabilities:
           Accounts receivable, net                                                (10,106)             26,127
           Inventories                                                             (29,470)            (27,971)
           Prepaid and other assets                                                 (8,715)             (3,621)
           Income tax refund (payment)                                              51,695                (816)
           Other income taxes                                                       12,047             (28,107)
           Accounts payable and accrued expenses and other
             liabilities                                                            20,326              57,663
                                                                                 ---------           ---------
      Net cash provided by operating activities                                     82,031               8,913
                                                                                 ---------           ---------

Cash flows from investing activities:
  Maturities of investments available-for-sale, net                                 30,359              59,014
  Purchases of property, plant and equipment                                       (22,981)            (44,953)
  Proceeds from sales of assets                                                        250               1,425
                                                                                 ---------           ---------
      Net cash provided by investing activities                                      7,628              15,486
                                                                                 ---------           ---------

Cash flows from financing activities:
  Proceeds from exercises of Andrx Group stock options                               1,411               1,728
  Proceeds from issuances of Andrx Group shares
   under the employee stock purchase plan                                              578               1,141
  Principal payments on capital lease obligations                                     (404)                 --
                                                                                 ---------           ---------
      Net cash provided by financing activities                                      1,585               2,869
                                                                                 ---------           ---------

Net increase in cash and cash equivalents                                           91,244              27,268
Cash and cash equivalents, beginning of period                                      35,521              62,311
                                                                                 ---------           ---------
Cash and cash equivalents, end of period                                         $ 126,765           $  89,579
                                                                                 =========           =========

Supplemental disclosure of cash paid (received) during the period for:
      Interest                                                                   $     552           $     122
                                                                                 =========           =========
      Income taxes                                                               $ (51,695)          $     816
                                                                                 =========           =========

Supplemental disclosure of non-cash investing and financing activities:
    Assets acquired through capital leases                                       $   1,234           $      --
                                                                                 =========           =========





      The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
               (in thousands, except share and per share amounts)


1.  GENERAL

         The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Andrx Corporation and subsidiaries ("Andrx" or the "Company"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, as permitted by SEC rules and regulations. However, in the opinion of management, the disclosures contained herein are not misleading, and the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly the Company's unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and six months ended June 30, 2003 and cash flows for the six months ended June 30, 2003, are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Andrx's Annual Report on Form 10-K for the year ended December 31, 2002, and its quarterly report on Form 10-Q for the quarter ended March 31, 2003. The December 31, 2002 Consolidated Balance Sheet included herein was extracted from the December 31, 2002 Audited Consolidated Balance Sheet included in the Form 10-K for the year ended December 31, 2002.

         EQUITY REORGANIZATION AND CONVERSION

         On September 7, 2000, Andrx completed an equity reorganization (the "Reorganization") whereby it acquired the outstanding equity of its Cybear, Inc. subsidiary ("Cybear") that it did not own, reincorporated in Delaware, and created two new classes of common stock: (i) Andrx Group common stock ("Andrx Common Stock") to track the performance of Andrx Group, and (ii) Cybear Group common stock ("Cybear Common Stock") to track the performance of Cybear Group.

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

         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current period presentation.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
               (in thousands, except share and per share amounts)



         RECENT ACCOUNTING PRONOUNCEMENTS

         Accounting for Guarantor's Accounting and Disclosure Requirements for Guarantees

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The provisions of FIN 45 require that a liability be recorded in the guarantor's balance sheet at fair value upon issuance of a guarantee. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of FIN 45 had no impact on the Company's consolidated financial statements.

         Accounting for Stock-Based Compensation - Transition and Disclosure

         In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The provisions of SFAS No. 148 amend SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The disclosure requirements of SFAS No. 148 are included herein. The Company currently intends to continue to account for employee stock-based compensation in accordance with APB No. 25.

         The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB No. 25 and related interpretations. Options granted under those plans are to employees or members of the Board of Directors with an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no stock-based employee compensation expense is reflected in the Consolidated Statements of Income for stock options. For restricted stock unit grants, the fair value on the date of the grant is fixed and is amortized on a straight-line basis over the related period of service and such amortization expense is included in Selling, general and administrative ("SG&A") expenses.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
               (in thousands, except share and per share amounts)


         The following table summarizes the pro forma consolidated results of operations of Andrx as though the provisions of the fair value-based accounting method of accounting for employee stock-based compensation of SFAS No. 123 had been used:



                                                                        Three Months Ended                 Six Months Ended
                                                                             June 30,                          June 30,
                                                                    ---------------------------      --------------------------
ANDRX GROUP                                                            2003            2002              2003           2002
                                                                    -----------     -----------      -----------     ----------
Net income (loss) allocated to Andrx Group
  (including Cybear Group commencing May 17, 2002)
        As reported                                                 $    14,477     $   (29,798)     $    20,833     $  (21,403)
         Add: stock-based employee compensation expense included
           in reported net income (loss), net of related tax effect         177              24              411             24
         Deduct: total stock-based employee compensation expense
           determined under the fair value-based method for all
           awards, net of related tax effect                             (6,637)         (4,073)         (11,514)       (10,841)
                                                                    -----------     -----------      -----------     ----------
        Pro forma net income (loss)                                 $     8,017     $   (33,847)     $     9,730     $  (32,220)
                                                                    ===========     ===========      ===========     ==========

Basic net income (loss) per Andrx Group common share
        As reported                                                 $      0.20     $     (0.42)     $      0.29     $    (0.30)
                                                                    ===========     ===========      ===========     ==========
        Pro forma                                                   $      0.11     $     (0.48)     $      0.14     $    (0.46)
                                                                    ===========     ===========      ===========     ==========

Diluted net income (loss) per Andrx Group common share
        As reported                                                 $      0.20     $     (0.42)     $      0.29     $    (0.30)
                                                                    ===========     ===========      ===========     ==========
        Pro forma                                                   $      0.11     $     (0.48)     $      0.13     $    (0.46)
                                                                    ===========     ===========      ===========     ==========


         The fair value of Andrx options was estimated using the Black-Scholes option pricing model and the following assumptions:



                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                              June 30,
                                                 ------------------------                -----------------------
                                                 2003                2002                2003               2002
                                                 ----               -----                ----               ----
Risk-free interest rate                          3.2%                2.8%                3.0%                3.2%
Average life of options (years)                  5.5                 5.7                 5.5                 5.9
Average volatility                                81%                 91%                 90%                 83%
Dividend yield                                    --                  --                  --                  --



         The range of fair values per share of Andrx options as of the respective dates of grant was $7.28 to $16.33, and $3.81 to $23.49, for stock options granted during the three and six months ended June 30, 2003, respectively, and $26.28 to $36.68 and $14.19 to $36.68 for the three and six months ended June 30, 2002, respectively.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
               (in thousands, except share and per share amounts)



                                                                                         2002
                                                                               --------------------------
                                                                               April 1,        January 1,
                                                                               Through          Through
                                                                               May 17,           May 17,
CYBEAR GROUP                                                                  -------          ---------
Net loss allocated to Cybear Group

As reported                                                                   $(1,536)          $(5,418)
  Deduct: total stock-based employee compensation expense determined
        under the fair value-based method for all awards                         (410)           (1,230)
                                                                              -------           -------
Pro forma                                                                     $(1,946)          $(6,648)
                                                                              =======           =======

Basic and diluted net loss per Cybear Group
   common share
      As reported                                                             $ (0.23)          $ (0.80)
                                                                              =======           =======

      Pro forma                                                               $ (0.29)          $ (0.99)
                                                                              =======           =======



         As no Cybear options were awarded during the 2002 periods presented, no related Black-Scholes option pricing model assumptions are provided herein.

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

         In June 2003, Andrx received approval from its stockholders to amend the 2000 stock option plan (the "2000 Plan"). The 2000 Plan was amended, for among other things, (i) to allow for the granting of restricted stock units, stock appreciation rights, and other performance-based awards (collectively, "Other Awards"), in addition to stock options and (ii) to prohibit option re-pricing and the issuance of options at per share exercise prices less than fair market value. Other Awards may not in the aggregate, exceed 1,500,000 shares of Andrx Common Stock. The June 2003 amendment did not affect the 12,000,000 shares authorized for issuance under the 2000 Plan, approved by stockholders in September 2000.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
               (in thousands, except share and per share amounts)



         Variable Interest Entities

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). The provisions of FIN No. 46 clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The provisions of FIN No. 46 require a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities or entitled to receive a majority of the entity's residual returns or both. The provisions of FIN No. 46 also require disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003 and to existing VIEs in the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of the provisions of FIN No. 46 will not have a material impact on its consolidated financial statements.

         Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The provisions of SFAS No. 149 amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, except under certain circumstances as contained in SFAS No. 149. The Company believes that adoption of the provisions of SFAS No. 149 will not have a material impact on its consolidated financial statements, since the Company does not have any derivative financial instruments or engage in hedging activities.

         Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The provisions of SFAS No. 150 establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its consolidated financial statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
               (in thousands, except share and per share amounts)




2. EARNINGS (LOSS) PER SHARE

         As a result of the Reorganization, Andrx's operating results for the period from April 1, 2002 through May 17, 2002 and January 1, 2002 through May 17, 2002 have been allocated to each class of common stock. Subsequent to the May 17, 2002 Conversion, operating results and basic and diluted net income
(loss) per share of Andrx Common Stock include the operating results of Cybear.

ANDRX

         For all the periods presented, the shares used in computing basic net income (loss) per share of Andrx Common Stock are based on the weighted average shares of Andrx Common Stock outstanding and for the 2003 periods also include the vested portion of restricted stock units. Diluted per share calculations for the 2003 periods include weighted average shares of common stock outstanding, as well as dilutive common stock equivalents, which consist of stock options and restricted stock units as computed using the treasury stock method. For the 2003 periods, the anti-dilutive common stock equivalents include stock options and the unvested portion of restricted stock units in which the exercise price or the issuance price, respectively, exceeded the average market price for such shares during the respective three and six month periods. For the 2002 periods all potential shares were excluded from the diluted share computation as the Company reported a net loss and, accordingly, such potential common shares were anti-dilutive. The 2002 periods also exclude the unamortized restricted stock units, which were also anti-dilutive.

         A reconciliation of the denominators of basic and diluted earnings
(loss) per share of Andrx Common Stock is as follows:



                                                              Three Months Ended                     Six Months Ended
                                                                    June 30,                              June 30,
                                                         ------------------------------          -----------------------------
                                                           2003                2002                2003                2002
                                                         ----------          ----------          ----------          ----------
Basic weighted average shares of common stock
   outstanding                                           71,879,000          70,699,000          71,739,000          70,625,000
   Effect of dilutive items:
       Stock options and restricted stock units             738,000                  --             636,000                  --
                                                         ----------          ----------          ----------          ----------
Diluted weighted average shares of common stock
   outstanding                                           72,617,000          70,699,000          72,375,000          70,625,000
                                                         ==========          ==========          ==========          ==========
Anti-dilutive common stock equivalents                    4,411,000           3,623,000           6,142,000           3,460,000
                                                         ==========          ==========          ==========          ==========


CYBEAR

         The shares used in computing net loss per share of Cybear Common Stock were based on the weighted average shares of Cybear Common Stock outstanding for the period from April 1, 2002 through May 17, 2002 and January 1, 2002 through May 17, 2002. As Cybear incurred a net loss for such periods, all Cybear Common Stock equivalents were excluded from the Cybear diluted share computation, since the effects were anti-dilutive.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
               (in thousands, except share and per share amounts)


3. INVENTORIES

         Inventories consist of the following:


                                                             June 30,             December 31,
                                                               2003                   2002
                                                            ----------            ------------
               Raw materials                                $   43,371            $     32,866
               Work in process                                  17,575                   8,176
               Finished goods                                  113,497                 106,925
                                                            ----------            ------------
                                                            $  174,443            $    147,967
                                                            ==========            ============



         As of June 30, 2003, the Company had approximately $9,457 in inventories, primarily raw materials, relating to products pending launch while the Company awaits receipt of final Food and Drug Administration ("FDA"), marketing approval and/or satisfactory resolution of patent infringement litigation.

         For the six months ended June 30, 2003, cost of goods sold includes $10,322 in charges related to the production of the Company's products and product commercialization activities, including a provision of $5,723 related to pre-launch production of Andrx's bioequivalent versions of Wellbutrin SR/Zyban placed into production after December 31, 2002. The Company is continuing to work towards resolving the FDA and USP issues that affect its Abbreviated New Drug Application ("ANDA") for bioequivalent versions of Wellbutrin SR/Zyban.

         For the three months ended June 30, 2003 the Company recorded charges of $8,177 included in cost of goods sold related to the writedown of certain assets ($2,994 for inventories and $5,183 for property, plant and equipment) of the Company's Massachusetts aerosol facility, which the Company is seeking to possibly divest. For the three and six months ended June 30, 2003, cost of goods sold included $1,263 and $2,693, respectively, relating primarily to under utilization and inefficiencies at the Company's Massachusetts aerosol facilities. During the three and six months ended June 30, 2003, Andrx also recorded charges directly to cost of goods sold of $1,132 and $2,731, respectively, associated with its manufacturing facilities in Weston, Florida (which is in the start-up phase), Morrisville, North Carolina (which the Company plans to renovate) and Davie, Florida (related to under utilization and inefficiencies). During the three and six months ended June 30, 2002, cost of goods sold included $2,558 and $4,472, respectively, related to excess capacities at its Massachusetts aerosol facility and $1,149 and $3,136 for the three and six months of 2002, respectively, relating to under utilization and inefficiencies at the Andrx Park manufacturing facility.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
               (in thousands, except share and per share amounts)



4. LICENSING REVENUES

         The licensing rate earned by Andrx from its agreement with Kremers Urban Development Company ("KUDCo") decreased from 15% to 9% on June 9, 2003 in conjunction with the related agreement. In August 2003, Mylan Laboratories, Inc. ("Mylan") launched its bioequivalent versions of the 10mg and 20mg strengths of Omeprazole (generic Prilosec). This competition could lead to reduced sales for KUDCo's version of Prilosec, which in turn would lead to reduced licensing revenues for Andrx.

         The Company has entered into an arrangement with L. Perrigo Company ("Perrigo") under which Andrx and Perrigo will share in the risks and rewards associated with the sale of the Company's version of Loratadine-D12, Loratadine-D24 and Loratadine Quick Dissolve Tabs that are bioequivalent to the related Claritin family of brand products. In June 2003, Perrigo launched Andrx's OTC version of Claritin-D24 and recognized $3,965 in revenues, which includes initial stocking. Andrx will manufacture and Perrigo will package and market all of these OTC products. Under the terms of the arrangement, Andrx and Perrigo share the net profits, as defined, from product sales. The net profits reported by Andrx are subject to numerous estimates by Perrigo such as returns and other sales allowances and certain related expenses.

5. GAIN ON SALES OF ASSETS

         Internet Assets

         On July 31, 2002, Andrx sold its Dr. Chart and @Rx applications, licensed its patents for the Internet transmission of prescriptions, and entered into a two-year marketing agreement with a business unit of Aventis S.A. relating to Andrx's Physicians' Online ("POL") web portal. Andrx is entitled to receive approximately $6,000 through April 2004 in connection with these transactions. Though the $6,000 is generally non-refundable and partially paid in advance, the payments will be recognized as Other revenues in the Consolidated Statements of Income as services are rendered or otherwise earned. Due to the related nature of the transactions, $1,348 of Gain on sales of assets was deferred, to be recognized ratably in the same period as the revenues are earned under the marketing agreement. During the three and six months ended June 30, 2003, $546 and $1,700, respectively, was recorded as Other revenues and $146 and $457, respectively, was recognized as a Gain on sale of assets in the Unaudited Condensed Consolidated Statements of Income related to this transaction. Through June 30, 2003, the Company has received $3,500 in cash from these agreements.

         Histex Product Line

         On June 28, 2002, the Company sold its Histex cough and cold line of products, recognizing $4,514 as a Gain on sales of assets in the three and six months ended June 30, 2002 in the Unaudited Condensed Consolidated Statements of Income. For the six months ended June 30, 2003, the Company recognized $125 of gain included in Gain on sales of assets related to this transaction, which was previously deferred.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
               (in thousands, except share and per share amounts)


6. PROVISION (BENEFIT) FOR INCOME TAXES

         For the three and six months ended June 30, 2003, the Company recorded a provision for income taxes of $9,092 and $12,987, or 39% and 38%, respectively, of income before income taxes. For the three and six months ended June 30, 2003, the Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes. For the three and six months ended June 30, 2002, the Company recorded an income tax benefit of $28,907 and $25,594 or 48% and 49%, respectively, of loss before income taxes, which included the reversal of a $7,249 valuation allowance on deferred tax assets which related to certain net operating loss carryforwards.

         During the six months ended June 30, 2003 the Company received $51,695 from income tax refunds.


7. COMPREHENSIVE INCOME (LOSS)

    The components of the Company's comprehensive income (loss) are as follows:


                                                  Three Months                          Six Months
                                                 Ended June 30,                       Ended June 30,
                                          ---------------------------           ---------------------------
                                            2003               2002               2003               2002
                                          --------           --------           --------           --------
Net income (loss)                         $ 14,477           $(31,334)          $ 20,833           $(26,821)
Investments available-for-sale
    Unrealized gain (loss), net                (80)               213               (139)               (74)
    Income tax benefit (expense)                30                (79)                49                 28
                                          --------           --------           --------           --------
                                               (50)               134                (90)               (46)
                                          --------           --------           --------           --------
Comprehensive income (loss)               $ 14,427           $(31,200)          $ 20,743           $(26,867)
                                          ========           ========           ========           ========


8. BUSINESS SEGMENTS

         See the Company's Form 10-K for the year ended December 31, 2002 for a discussion of its business segments.

         The following table represents unaudited financial information by business segment:


                                                                    As of or for the Three Months Ended
                                                                                June 30, 2003
                                           ---------------------------------------------------------------------------------
                                           Distributed    Bioequivalent        Brand          Corporate
                                             Products       Products          Products         & Other          Consolidated
                                           -----------    -------------       --------        ---------         ------------
Revenues                                    $ 161,506        $  99,142        $  11,722         $      --         $ 272,370
Income (loss) from operations                   8,055           50,213          (17,545)          (18,242)           22,481
Equity in earnings of joint ventures               --            1,176               --                --             1,176
Interest income                                    --               --               --               451               451
Interest expense                                   --               --               41               644               685
Gain on sales of assets                            --               --              146                --               146
Depreciation and amortization                   1,382            3,959            1,261               130             6,732
Purchases of property, plant and
  equipment                                     1,828            8,800                9                40            10,677
Total assets, end of period                   244,774          317,883           72,691           212,209           847,557


                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
               (in thousands, except share and per share amounts)



                                                                      As of or for the Three Months Ended
                                                                                 June 30, 2002
                                          -----------------------------------------------------------------------------------
                                          Distributed      Bioequivalent       Brand           Corporate
                                            Products          Products        Products          & Other          Consolidated
                                          -----------      -------------      ---------        ----------         ----------
Revenues                                    $ 121,502       $  50,661        $   8,379         $      --         $ 180,542
Income (loss) from operations                   2,527          11,228          (12,981)          (67,999)          (67,225)
Equity in earnings of joint ventures               --             943               --                --               943
Interest income                                    --              --               --             1,622             1,622
Interest expense                                   --              --               --                95                95
Gain on sales of assets                            --              --            4,514                --             4,514
Depreciation and amortization                     619           2,963            1,625                18             5,225
Purchases of property, plant and
  equipment                                     5,161          23,637              281               311            29,390
Total assets, end of period                   267,492         231,826           78,374           244,997           822,689



                                                                         Six Months Ended
                                                                           June 30, 2003
                                          -----------------------------------------------------------------------------------
                                          Distributed      Bioequivalent       Brand           Corporate
                                            Products          Products        Products          & Other          Consolidated
                                          -----------      -------------      ---------        ----------         ----------
Revenues                                    $316,123        $171,984         $ 21,448          $     --         $ 509,555
Income (loss) from operations                 18,949          79,015          (36,804)          (29,347)           31,813
Equity in earnings of joint ventures              --           1,624               --                --             1,624
Interest income                                   --              --               --             1,097             1,097
Interest expense                                  --              --               68             1,228             1,296
Gain on sales of assets                           --              --              582                --               582
Depreciation and amortization                  2,726           8,245            2,541               143            13,655
Purchases of property, plant and
  equipment                                    3,106          19,440              124               311            22,981

                                                                         Six Months Ended
                                                                           June 30, 2002
                                          -----------------------------------------------------------------------------------
                                          Distributed      Bioequivalent       Brand           Corporate
                                            Products          Products        Products          & Other          Consolidated
                                          -----------      -------------      ---------        ----------         ----------
Revenues                                    $ 248,547       $ 100,492        $ 14,822          $      --        $ 363,861
Income (loss) from operations                  13,192          31,170         (30,513)           (75,479)         (61,630)
Equity in earnings of joint ventures               --           1,588              --                 --            1,588
Interest income                                    --              --              --              3,235            3,235
Interest expense                                   --              --              --                122              122
Gain on sales of assets                            --              --           4,514                 --            4,514
Depreciation and amortization                   1,248           5,633           3,435                 36           10,352
Purchases of property, plant and
  equipment                                     6,584          37,223             632                514           44,953



          In August 2002, Andrx management learned that an employee had made numerous improper entries that affected the adequacy of the Company's allowance for doubtful accounts receivable. Management determined that the Company's provision for doubtful accounts receivable (included in SG&A) was understated during 1999, 2000, 2001 and the first quarter of 2002, by the aggregate amount of $4,902. The understatement to the allowance for doubtful accounts receivable applicable to the three months ended March 31, 2002 unaudited period was $888, of which $803 was attributable to the Distributed Products Segment and $85 was attributable to the Bioequivalent Products Segment. After consideration of all of the facts and circumstances, the Company recognized the entire $4,902 prior period misstatement amount in the second quarter of 2002, as the Company believed it was not material to any period affected.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
               (in thousands, except share and per share amounts)



9. LITIGATION AND CONTINGENCIES

         For the three and six months ended June 30, 2003, the Company recorded a charge of $7,500 related to various previously disclosed legal claims, including a negotiated settlement of an obligation to one of the Company's law firms with respect to Andrx's bioequivalent version of Tiazac. The three and six month periods ended June 30, 2002 include a litigation settlements charge of $60,000 related to the Company's Cardizem CD antitrust litigation.

         Tiazac Related Securities Claims

         Several securities fraud class action complaints were filed on or about March 2002 alleging that Andrx and certain of its officers and directors engaged in securities fraud and/or made material misrepresentations regarding the regulatory status of the Company's ANDA for a bioequivalent version of Tiazac. The amended class action complaint sought a class period for those persons or institutions that acquired Andrx Common Stock from April 30, 2001 through February 21, 2002. In November 2002, the U.S. District Court for the Southern District of Florida granted in part Andrx's motion to dismiss the amended consolidated class action complaint and determined that all but one of the statements allegedly made in violation of the federal securities laws should be dismissed as a matter of law. The Court's decision reduced the class period to six weeks commencing January 9, 2002 and ending February 21, 2002. The Court later granted Andrx's motion to strike all allegations of insider trading from the complaint. Though the Company believes that the plaintiffs are unlikely to prevail in their claims, an adverse judgment could have a material adverse effect on the Company's business and consolidated financial statements.

         Wellbutrin SR/Zyban Related Securities Claims

         Seven putative securities fraud class action complaints have been filed against Andrx and certain of its officers and directors for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. These complaints generally allege that, during the class period, Andrx made a series of misrepresentations and/or positive statements regarding FDA approval of its generic Wellbutrin SR/Zyban product and failed to disclose dating issues with respect to its product and product inventory. Six of these complaints purport to bring the suit on behalf of all persons or institutions who acquired Andrx Common Stock from October 31, 2002 through March 4, 2003, and focus solely on Andrx's bioequivalent version of Wellbutrin SR. The remaining suit alleges a class period from March 1, 2002 through March 4, 2003 and also contains allegations regarding Andrx's bioequivalent version of Zyban. The Company is not in a position to determine the ultimate outcome of this litigation, but an adverse judgment could have a material adverse effect on the Company's business and consolidated financial statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
               (in thousands, except share and per share amounts)


         Cardizem CD Antitrust Litigation

         Beginning in August 1998, several putative class action lawsuits were filed against Andrx and Aventis arising from a 1997 stipulation (the "1997 Stipulation") entered into between Andrx and Aventis in connection with a patent infringement suit brought by Aventis with regard to its product, Cardizem CD. The actions pending in federal court have been consolidated for multi-district litigation purposes in the U.S. District Court for the Eastern District of Michigan. The complaint in each action alleges that Andrx and Aventis, by way of the 1997 Stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly gave Aventis and Andrx a near monopoly in the U.S. market for Cardizem CD and a bioequivalent version of that pharmaceutical product. According to the complaints, the monopoly possessed by the defendants enables Aventis to perpetuate its ability to fix the price of Cardizem CD at an artificially high price, free from generic competition, with the result that direct purchasers such as pharmacies, as well as indirect purchasers such as medical patients who have been issued prescriptions for Cardizem CD are forced to overpay for the drug. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 2000, the District Court granted summary judgment to plaintiffs finding that the 1997 Stipulation was a per se violation of antitrust laws. Aventis and Andrx appealed the judgment and on June 13, 2003, the U.S. Court of Appeals for the Sixth Circuit affirmed the district court's opinion finding that the 1997 Stipulation was a per se violation of the federal antitrust laws. Andrx is considering its legal options which include legal review by the U.S. Supreme Court.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
               (in thousands, except share and per share amounts)



         On November 26, 2002, the Court approved a settlement between the direct purchasers and Andrx and Aventis. In January 2003, Andrx announced it had reached a settlement with the indirect purchasers and state attorney generals. Discovery is still ongoing for the remaining group of litigants, including those who timely chose to opt out of the settlements described above. If not settled, Andrx anticipates that these matters may take several years to be resolved but an adverse judgment could have a material adverse effect on the Company's business and consolidated financial statements.

          Alpharma Recall Claims

         In March 2002, Alpharma USPD, Inc. ("Alpharma"), for whom Andrx's aerosol manufacturing facility provided contract manufacturing of Epinephrine Mist, notified Andrx that the product was subject to a recall. Alpharma claims that Armstrong breached its manufacturing agreement and has requested indemnification for the full amount of its losses arising from the recall. Alpharma presently estimates its losses at approximately $11,250. Andrx is investigating this matter, but has disputed both the basis for liability and the amount of damages owed. Andrx believes that at least part of the cause of the recall is attributable to Alpharma, and that indemnification for at least part of these claims may be owed by Medeva Pharmaceuticals, Inc., from whom Andrx purchased these operations in March 2001. An adverse outcome to this claim could have a material adverse affect on the Company's business and consolidated financial statements.



         Claritin D-24 Patent Litigation

         In March 2000, Schering Corporation ("Schering") filed suit against Andrx in the United States District Court for the District of New Jersey alleging that the Company's bioequivalent version of Claritin D-24 infringed both a metabolite patent and a formulation patent. On August 8, 2002, the U.S. District Court for the District of New Jersey entered an order granting Andrx's Motion for Summary Judgment with respect to the metabolite patent (U.S. Patent No. 4,659,716) and ruled that claims 1 and 3 of the metabolite patent were invalid. On August 1, 2003, the U.S. Court of Appeals affirmed the district court's order finding that the claims asserted against Andrx were invalid. Schering's claims against Andrx with respect to the formulation patent remain pending. In June 2003, the Company commenced marketing its bioequivalent version of Claritin D-24 as an over the counter medication through its agreement with Perrigo. Though the Company believes that Schering is unlikely to prevail in its claims, an adverse judgment could have a material adverse effect on the Company's business and consolidated financial statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
               (in thousands, except share and per share amounts)


         Naprelan Patent Litigation

         In October 1998, Elan Corporation, plc ("Elan") filed suit against Andrx in the U.S. District Court for the Southern District of Florida alleging that the Company's bioequivalent version of Naprelan infringed its patent. On March 14, 2002, the Court issued an order of final judgment in favor of Andrx invalidating the patent in issue. In March 2003, the U.S. District Court for the Southern District of Florida issued an order denying Elan's motion for reconsideration and its motion to amend and supplement the findings of fact and also denying Andrx's motion asking the court for a ruling on its defenses of non-infringement. On April 22, 2003, Elan filed a Notice of Appeal of the Court's final judgment of invalidity and its order denying its motion for reconsideration. Andrx cross-appealed for all issues that could be appealed. Andrx has commenced selling its bioequivalent version of Naprelan. Though the Company believes that Elan is unlikely to prevail in its claims of infringement, a final court determination that Elan's patent is valid and that the Andrx product infringes claims thereof could have a material adverse effect on the Company's business and consolidated financial statements.

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

         Entex Line of Products

         On February 25, 2003, the FDA announced that it intends to publish a Federal Register notice to describe its enforcement policy with respect to products such as the Entex line of products that are presently on the market and sold by prescription without an approved ANDA or NDA. As a result of the Federal Register notice, Andrx may be required to seek FDA approval for marketing the Entex line of products and may be required to market some or all of these products as over-the-counter ("OTC") products. Upon issuance of definitive guidance on this matter, Andrx will assess the unamortized portion of its Entex product rights ($11,758 as of June 30, 2003) and Entex inventories ($259 as of June 30, 2003) for any resulting impairment.

         Altocor Trademark Opposition

         In May 2002, Kos Pharmaceuticals ("KOS") filed a notice of opposition to Andrx's application for a registered trademark for Altocor alleging a likelihood of confusion between their trademark, Advicor, and Altocor. Andrx has also recently learned that KOS has filed a lawsuit against Andrx in the United States District Court for the District of New Jersey. If KOS were to prevail in the litigation to enjoin the sale of Andrx's product under the Altocor name or recover damages as a result thereof, this could have a material adverse effect on the Company's business and consolidated financial statements. The Company is not in a position to determine the ultimate outcome of this matter.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
               (in thousands, except share and per share amounts)


         Omeprazole (Prilosec)

         On January 2, 2002, Andrx entered into an agreement with a law firm (the "Law Firm") it utilizes on matters relating to, among other things, its efforts to market its bioequivalent versions of Prilosec. Under the terms of and as defined in the agreement, Andrx shall pay the Law Firm (i) up to 2.75% of net sales of the product directly or indirectly resulting from the ANDA Andrx filed for a bioequivalent version of Prilosec, with this amount declining to not less than 1.75% following achievement of certain cumulative net sales amounts, and
(ii) up to 2.5% of the value created by any settlement or agreement with AstraZeneca or any other party concerning bioequivalent Prilosec, in each case if certain conditions stated in the agreement occur. The Law Firm is not entitled to receive payment on revenues generated from the Company's agreement with KUDCo. Upon the occurrence of any of the events entitling the Law Firm to the aforementioned payments, Andrx will estimate the present value of the aggregate payments the Law Firm is entitled to receive under the agreement and recognize such amount as an expense and a liability. Such estimate will be evaluated periodically and adjusted as necessary. Andrx is currently not able to estimate the present value of the potential obligations under this agreement. However, the amount of this potential obligation and the adjustments which could result from future changes in the Company's estimate of the remaining present value of those potential payments could be significant.

         The Company negotiated a settlement of its commitment to the Law Firm relating to revenues to be derived from Andrx's bioequivalent version of Tiazac. The settlement amount was recorded in the three months ended June 30, 2003 and is included in Litigation settlements and other charges in the Unaudited Condensed Consolidated Statements of Income.


         Insurance Programs

         The Company maintains self-insured retentions and deductibles for some of its insurance programs and limits its exposure to claims by maintaining stop-loss and/or aggregate liability coverages. The estimate of the Company's claims liability, which may be material, contains uncertainty since management must use judgment to estimate the ultimate costs that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company's liability for such claims, management considers a number of factors, including, but not limited to, self-insured retentions, deductibles, historical claim experience, demographic factors, severity factors and maximum claims exposure. If actual claims exceed these estimates, additional charges may be required.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
               (in thousands, except share and per share amounts)

10.  SUBSEQUENT EVENT

           In July 2003, the Company entered into an Exclusivity Transfer Agreement ("Exclusivity Agreement") with Impax Corporation ("Impax") and a subsidiary of Teva Pharmaceutical Industries Ltd ("Teva") pertaining to pending ANDAs for bioequivalent versions of Wellbutrin SR and Zyban 100mg and 150mg extended-release tablets filed by Andrx and by Impax. The Exclusivity Agreement provides, among other things, that while Andrx will continue to seek to launch its own versions of these ANDA products, if it is unable to do so within a defined period of time, and Impax is able to market these ANDA products, Andrx will enable Impax to launch the Impax products through Teva. Impax and Teva will then share certain payments with Andrx relating to the sale of the Impax products for a 180-day period. Should Andrx launch its own products prior to the launch of the Impax products, Andrx will share with Impax and Teva certain payments relating to the sale of the Andrx products for a 180-day period. To date, neither the Andrx nor the Impax ANDAs for these products have been approved by the FDA, and the appellate court has not ruled on GlaxoSmithKline's appeal of the favorable lower court decisions received by both Andrx and Impax in their respective patent infringement litigations. The Exclusivity Agreement may be subject to the approval of certain various governmental agencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Andrx Corporation and subsidiaries ("Andrx" or the "Company"):

                  o        develops and commercializes bioequivalent versions of

                           (i) controlled-release pharmaceutical products, using its proprietary drug delivery technologies,

                           (ii) specialty, niche and immediate-release pharmaceutical products, including oral contraceptives,

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

         Forward Looking Statements

         Forward-looking statements (statements which are not historical facts) in this release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by or on behalf of the Company that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "to," " plan," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, the Company's dependence on a relatively small number of products; licensing revenues; the timing and outcome of patent and antitrust litigation and future product launches; whether the Company will be awarded any market exclusivity period and, if so, the precise dates thereof; government regulation generally; competition; manufacturing capacities and output; the Company's ability to develop and successfully commercialize new products; the loss of revenues from existing products; development and marketing expenses that may not result in commercially successful products; Andrx's inability to obtain, or the high cost of obtaining, licenses for third party technologies; commercial obstacles to the successful introduction of brand products generally; exclusion of Andrx's brand products from formularies; the consolidation or loss of customers; Andrx's relationship to our suppliers; the success of Andrx's joint ventures; difficulties in integrating, and potentially significant charges associated with, acquisitions of technologies, products and businesses; the inability to obtain sufficient supplies from key suppliers; the impact of returns, allowances and chargebacks; product liability claims; rising costs and limited availability of product liability and other insurance; the loss of key personnel; failure to comply with environmental laws; and the absence of certainty regarding the receipt of required regulatory approvals or the timing or terms of such approvals. Andrx Corporation is also subject to other risks detailed herein or detailed from time to time in its filings with the U.S. Securities and Exchange Commission ("SEC"), including, but not limited to, the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and Form 10-Q for the quarter ended March 31, 2003.

         Critical Accounting Policies and Estimates

         The preparation of its consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including but not limited to, those related to:

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

         o useful life or impairment of goodwill and other intangible assets,

         o        deferred income tax asset valuation allowance,

         o        licensing revenues and royalties,

         o        litigation settlements and related accruals, and

         o        insurance programs.

         The Company bases its estimates on, among other things, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates may differ if different assumptions or conditions are utilized, and actual results may differ from these estimates.

         The Company believes that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

         Allowance for Doubtful Accounts Receivable

         The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the Company's inability to collect from certain customers. As of June 30, 2003, the Company's net accounts receivable totaling $135.7 million, includes an allowance for doubtful accounts receivable of $11.0 million. Accounts receivable generated from the Company's distribution operations are principally due from independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and, to a lesser extent, physicians' offices. Accounts receivable generated from the Company's bioequivalent and brand product sales are principally due from large warehousing pharmacy chains, wholesalers and large managed care customers. In extending credit, the Company attempts to evaluate the customer's financial condition, both initially and on an ongoing basis. Collateral is generally not required. In evaluating the adequacy of its allowance for doubtful accounts receivable, management primarily analyzes accounts receivable balances, the percentage of accounts receivable by aging category, and historical bad debts, but also considers, among other things, customer concentrations, customer credit-worthiness, and changes in customer payment terms or payment patterns. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments or the

Company's ability to collect, an increase to the allowance may be required. Also, should actual collections of accounts receivable be different than the Company's estimates included in the determination of its allowance, the allowance would be increased or decreased through charges or credits to Selling, general and administrative expenses ("SG&A") in the Consolidated Statements of Income in the period in which such changes in collection become known. If conditions change in future periods, additional allowances or reversals may be required. Such additional allowances could be significant.

         In August 2002, Andrx management learned that an employee had made numerous improper entries that affected the adequacy of the Company's allowance for doubtful accounts receivable. Management determined that the Company's provision for doubtful accounts receivable was understated during 1999, 2000, 2001 and the first quarter of 2002, by an aggregate amount of $4.9 million. After consideration of all of the facts and circumstances, the Company recognized the full $4.9 million prior period misstatement amount in the second quarter of 2002, as the Company believed it was not material to any period affected. The Company notified the SEC of this matter promptly upon discovery.

         Inventories

         Inventories consist primarily of finished goods held for distribution, and raw materials, work in process and finished goods of Andrx bioequivalent and brand products. As of June 30, 2003, the Company had $174.4 million in inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution is based on purchase price, net of vendor discounts, rebates and other allowances, but excludes shipping, warehousing and distribution costs, which are expensed as incurred and reported as SG&A in the Unaudited Condensed Consolidated Statements of Income. In evaluating whether inventories are stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, the estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition and for its inventories held for distribution, the Company's right to return or exchange such products with the products' manufacturer. As appropriate, provisions through cost of goods sold are made to reduce inventories to their net realizable value. If conditions change in future periods, additional provisions may be required. Such additional provisions could be significant.

         Andrx has made, is in the process of making and/or will scale-up and make commercial quantities of certain of its product candidates prior to the date Andrx anticipates that such products will receive FDA final marketing approval and/or satisfactory resolution of the patent infringement litigation involving them (i.e., pre-launch inventory). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever, and/or that the outcome of related litigation may not be satisfactory. This risk notwithstanding, Andrx plans to continue to scale-up and build pre-launch inventories of certain products that have not yet received final FDA approval and/or satisfactory resolution of patent infringement litigation when it believes that such action is appropriate in relation to the commercial value of its product launch opportunity. When an exclusivity period is involved, this is a particularly difficult determination. As of June 30, 2003, the Company had approximately $9.5 million of inventories, primarily raw materials, pending final approval and/or satisfactory resolution of litigation.

         For the three months ended June 30, 2003 the Company recorded charges of $8.2 million related to the writedown of certain assets of the Company's Massachusetts aerosol facility, which the Company is seeking to possibly divest. The writedown, which is included in cost of goods sold, consisted of $3.0 million for inventories and $5.2 million for property, plant and equipment. For the three and six months ended June 30, 2003 cost of goods sold included $1.3 million and $2.7 million, respectively, relating primarily to under utilization and inefficiencies at Andrx's Massachusetts aerosol manufacturing facilities. During the three and six months ended June 30, 2003, Andrx also recorded charges directly to cost of goods sold of $1.1 million and $2.7 million, respectively, associated with its manufacturing facilities in Weston, Florida (which is in the start-up phase), Morrisville, North Carolina (which the Company plans to renovate) and Davie, Florida (related to under utilization and inefficiencies). For the six months ended June 30, 2003, cost of goods sold also includes charges totaling $10.3 million for the production of the Company's products and product commercialization activities which include a provision of $5.7 million related to pre-launch production of Andrx's bioequivalent versions of Wellbutrin SR/Zyban placed into production after December 31, 2002. The Company is continuing to work on resolving the FDA and USP issues that affect its Abbreviated New Drug Application ("ANDA") for bioequivalent versions of Wellbutrin SR/Zyban.

           In July 2003, the Company entered into an Exclusivity Transfer Agreement ("Exclusivity Agreement") with Impax Corporation ("Impax") and a subsidiary of Teva Pharmaceutical Industries Ltd ("Teva") pertaining to pending ANDAs for bioequivalent versions of Wellbutrin SR and Zyban 100mg and 150mg extended-release tablets filed by Andrx and by Impax. The Exclusivity Agreement provides, among other things, that while Andrx will continue to seek to launch its own versions of these ANDA products, if it is unable to do so within a defined period of time, and Impax is able to market these ANDA products, Andrx will enable Impax to launch the Impax products through Teva. Impax and Teva will then share certain payments with Andrx relating to the sale of the Impax products for a 180-day period. Should Andrx launch its own products prior to the launch of the Impax products, Andrx will share with Impax and Teva certain payments relating to the sale of the Andrx products for a 180-day period. To date, neither the Andrx nor the Impax ANDAs for these products have been approved by the FDA, and the appellate court has not ruled on GlaxoSmithKline's ("Glaxo") appeal of the favorable lower court decisions received by both Andrx and Impax in their respective patent infringement litigations. The Exclusivity Agreement may be subject to the approval of certain various governmental agencies.

         Sales Returns and Allowances

         Allowances against net sales for estimated returns, chargebacks, and other sales allowances are established by the Company concurrently with the recognition of revenue. The allowances are included in the Company's Condensed Consolidated Balance Sheets as either accounts receivable, net or in accrued expenses and other liabilities, as appropriate, and are based upon consideration of a variety of factors, including but not limited to, actual return experience by product type, the number and timing of competitive products approved for sale both historically and as projected, the market for the product, estimated customer inventory levels by product and current and projected economic conditions, levels of competition and price declines. Actual product returns, chargebacks and other sales allowances incurred are dependent upon future events. The Company periodically monitors the factors that influence sales allowances and makes adjustments to these provisions when management believes that actual product returns, chargebacks and other sales returns and allowances may differ from established allowances. If conditions in future periods change, additional allowances may be required. Such additional allowances could be significant. Net sales of the Company's bioequivalent and brand products may be affected by the Company's estimated sales returns and allowances.

         The pharmaceutical industry practice is generally to grant customers the right to return or exchange purchased goods. In the generic pharmaceutical industry, this practice has resulted in generic manufacturers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory, following decreases in the market price of the related generic pharmaceutical product. Shelf-stock adjustments occur frequently, potentially in significant amounts. The determination to grant an inventory credit to a customer following a price decrease is generally at the discretion of the Company, and not pursuant to contractual arrangements with customers. Accordingly, the Company makes significant accounting estimates, including quantities shipped and still on customers' shelves, and price declines before the products pull through the distribution channel. The Company accrues an estimate for the sales allowances in the same period the sale is recognized and periodically reviews such estimates. If conditions in future periods change, additional allowances or reversals may be required. Such additional allowances could be significant.

         The Company's significant accounting estimates for sales returns and allowances for brand products are dependent on the Company's ability to promote to physicians, create demand for products, pull products through the distribution channel and estimate returns, future levels of prescriptions for its products and the inventory levels in the distribution channel. It is a common pharmaceutical industry practice for brand manufacturers to offer customers, among other things, buy-in allowances on initial purchases prior to promotion activities by the manufacturer. As there are a limited number of large customers, customer purchases are generally subject to the right of return or exchange. Accordingly, the Company makes significant accounting estimates related to sales allowances in connection with the recognition of revenues, and periodically reviews such estimates. The Company's policy is to recognize net sales to the extent it can reasonably estimate returns and the product being pulled through the distribution channel. If conditions change in future periods, additional allowances or reversals may be required. Such additional allowances could be significant.

         Useful Life or Impairment of Goodwill and Other Intangible Assets

         Under the purchase method of accounting for acquisitions, goodwill represents the excess of purchase price over the fair value of the net assets acquired. As of June 30, 2003, the Company had approximately $34.0 million of goodwill in the Condensed Consolidated Balance Sheet consisting of $26.3 million from the acquisition of CTEX Pharmaceuticals, Inc ("CTEX") in January 2001 and $7.7 million from the acquisition of Valmed Pharmaceuticals, Inc. ("Valmed") in March 2000. With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 in 2002, goodwill is no longer amortized and is subject to a periodic assessment, based on fair value, of whether there is any impairment in the value of the acquired goodwill. This assessment is to be performed at least annually, and the applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. If conditions in future periods change, impairment charges may be required. Such additional charges could be significant.

         As of June 30, 2003, the Company had $18.4 million of other intangible assets, net in the Condensed Consolidated Balance Sheet, which consisted primarily of $3.7 million related to POL and related trademarks, $1.3 million related to patents for Andrx's electronic prescription process, and $11.8 million, $1.6 million and $9,000 for product rights related to the Entex, Anexsia and Embrex product lines, respectively. Andrx's Physicians' Online ("POL") web portal and related trademarks, and patents relating to Andrx's electronic prescription process are being amortized over periods ranging from four to fourteen years. Brand product rights purchased from other pharmaceutical companies or acquired through the allocation of purchase price upon the acquisition of another entity are being amortized over periods ranging from three to ten years. Management established the amortization period based on an estimate of the period that the assets would generate positive cash flow. If conditions in future periods change, the Company may be required to decrease the estimated amortization period. Amortization is provided using the straight-line method over the estimated useful life. Intangible assets are reviewed for change in useful life or impairment whenever events or changes in circumstances have occurred that may warrant revision of the estimated useful life or indicate that the carrying amount of an asset may not be recoverable. If conditions in future periods change, impairment charges may be required, which could be significant.

         On February 25, 2003, the FDA announced that it intends to publish a Federal Register notice to describe its enforcement policy with respect to products such as the Entex line of products that are presently on the market and sold by prescription without an approved ANDA or New Drug Application ("NDA"). As a result of the Federal Register notice, Andrx may be required to seek FDA approval for marketing the Entex line of products and may be required to market some or all of these products as over-the-counter ("OTC") products. Upon issuance of definitive guidance on this matter, Andrx will assess the unamortized portion of the Entex product rights ($11.8 million as of June 30, 2003) and Entex inventories ($259,000 as of June 30, 2003) for any resulting impairment.

         Deferred Income Tax Asset Valuation Allowance

         Under the provisions of SFAS No. 109, "Accounting for Income Taxes", the Company is required to record a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. As of June 30, 2003, the Company had a $50.2 million deferred income tax asset. As of June 30, 2003, the Company determined that no valuation allowance was necessary on its deferred income tax asset after considering its ability to utilize net operating losses, future taxable income projections and ongoing prudent and feasible tax planning strategies. In the event the Company were to determine that it would not be able to realize all or part of its deferred income tax asset in the future, an adjustment to the deferred income tax asset would be charged to the Consolidated Statements of Income in the period such determination was made.

         Licensing Revenues and Royalties

         In October 2002, Andrx entered into an agreement with Genpharm Inc. ("Genpharm") and Kremers Urban Development Co. ("KUDCo"), pursuant to which Andrx and Genpharm relinquished any marketing exclusivity rights to the 10mg and 20mg strengths of omeprazole (generic Prilosec), thereby accelerating the ability of KUDCo to receive final FDA marketing approval for its version of that product, which KUDCo received on November 1, 2002. Pursuant to the agreement, Andrx is entitled to receive:

         o 15.0% of KUDCo's net profits, as defined in the agreement ("Net Profits"), through June 8, 2003,

         o        9.0% of KUDCo's Net Profits from June 9, 2003 for

                      (i)      approximately the next twelve months, or

                      (ii) until an appellate court decision, as defined in the agreement, occurs, and

         o 6.25% of KUDCo's Net Profits during approximately the next 24 months thereafter.

         Such licensing fees may also cease if either Andrx or Genpharm becomes lawfully permitted to launch their own bioequivalent version of Prilosec. Under the agreement, KUDCo is required to provide Andrx with an estimate of Andrx's licensing revenues for each month within 10 days subsequent to such month. Payments to Andrx for amounts earned in December 2002 and January 2003 were due to Andrx 90 days after month end. Amounts earned thereafter are due to Andrx 60 days after the respective month end. Based on the estimates received from KUDCo, Andrx recorded $32.5 million in estimated licensing revenues in the second quarter of 2003. KUDCo has advised Andrx that it estimates that licensing revenues to be earned by Andrx for July 2003 will be approximately $6.4 million. Future KUDCo licensing revenues will be dependent on a number of factors, including, the applicable licensing rate (which reduced from 15% to 9% on June 9, 2003), KUDCo's profits derived from its sales of its generic Prilosec, which are dependent on the number of units KUDCo produces and its per unit selling price, the outcome of the various appeals involving generic Prilosec, and other factors outside of Andrx's control. In August 2003, Mylan Laboratories, Inc. ("Mylan") launched its bioequivalent versions of the 10mg and 20mg strengths of Omeprazole (generic Prilosec). This competition could lead to reduced sales for KUDCo's bioequivalent version of Prilosec, which in turn would lead to reduced licensing revenues to Andrx.

         Litigation Settlements and Related Accruals

         The Company accounts for the exposure of its various litigation matters under the provisions of SFAS No. 5 "Accounting for Contingencies", which requires, among other things, an exposure to be accrued with a charge to Andrx's Consolidated Statement of Income when it becomes probable and estimatable. No accrual or disclosure of legal exposures judged to be remote is required. The exposure to legal matters is evaluated and estimated, if possible, based on, among other things, consultation with legal counsel. Such estimates are based on currently available information and their ultimate outcome may be significantly different than the amounts estimated given the subjective nature and complexities inherent in these areas. The Company's disclosures related to possible significant exposure for legal matters are included herein in Note 9 to the Unaudited Condensed Consolidated Financial Statements.

         The 2003 periods include, among other things, a $7.5 million charge relating to various previously announced legal claims, including the negotiated settlement of an obligation to one of the Company's law firms with respect to Andrx's bioequivalent version of Tiazac. For the three months ended June 30, 2002, in anticipation of potentially reaching a settlement on certain litigation, Andrx recorded an estimated litigation settlement charge of $60.0 million. This contingency became probable and estimatable in June 2002 as a result of mediation discussions between the Company, Aventis and the various classes of plaintiffs in the Cardizem CD antitrust litigation that was pending for multidistrict proceedings in the United States District Court for the Eastern District of Michigan. In connection therewith, in July 2002, Andrx and Aventis entered into a settlement, which is now binding, with the direct purchaser class of plaintiffs. In January 2003, Andrx and Aventis entered into a settlement agreement with the indirect purchaser class of plaintiffs, as well as with the attorney generals for all 50 states, the District of Columbia and Puerto Rico, which remains subject to court approval. The respective payments made or to be made by Andrx and Aventis under these agreements has not been disclosed. Andrx intends to vigorously litigate any outstanding related cases that it cannot settle on a reasonable basis. The portion of the accrued litigation settlements charge, for this and other legal matters, that was not paid as of June 30, 2003, is included in Accrued expenses and other liabilities in the June 30, 2003 Condensed Consolidated Balance Sheet.

         Insurance Programs

         The Company maintains self-insured retentions and deductibles for some of its insurance programs and limits its exposure to claims by maintaining stop-loss and/or aggregate liability coverages. The estimate of the Company's claims liability, which may be material, contains uncertainty since management must use judgment to estimate the ultimate costs that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company's liability for such claims, management considers a number of factors, including, but not limited to, self-insured retentions, deductibles, historical claim experience, demographic factors, severity factors and maximum claims exposure. If actual claims exceed these estimates, additional charges may be required.

ANDRX CORPORATION AND SUBSIDIARIES

Results of Operations

Three Months Ended June 30, 2003 ("2003 Quarter") as Compared to the Three Months Ended June 30, 2002 ("2002 Quarter")

         For the 2003 Quarter, the Company generated net income of $14.5 million, as compared to a net loss of $31.3 million for the 2002 Quarter. For the 2002 Quarter, of the $31.3 million of net loss, $29.8 million of net loss was allocated to Andrx Common Stock and $1.5 million of net loss was allocated to the former Cybear Common Stock.

Revenues and Cost of Goods Sold

                                            Three Months Ended
                                                 June 30,
                                               (in thousands)
                                        ------------------------------
                                          2003                 2002
                                        ---------            ---------

Distributed Products
Revenues                                $ 161,506            $ 121,502
Cost of goods sold                        132,539               98,573
Gross profit                               28,967               22,929
Gross margin                                 17.9%                18.9%

Andrx Products - Bioequivalent
Revenues                                $  66,178            $  48,341
Cost of goods sold                         27,849               21,275
Gross profit                               38,329               27,066
Gross margin                                 57.9%                56.0%

Andrx Products - Brand
Revenues                                $  10,501            $   7,429
Cost of goods sold                          1,654                3,648
Gross profit                                8,847                3,781
Gross margin                                 84.2%                50.9%

Andrx Products - Total
Revenues                                $  76,679            $  55,770
Cost of goods sold                         29,503               24,923
Gross profit                               47,176               30,847
Gross margin                                 61.5%                55.3%

TOTAL PRODUCTS
Revenues                                $ 238,185            $ 177,272
Cost of goods sold                        162,042              123,496
Gross profit                               76,143               53,776
Gross margin                                 32.0%                30.3%

LICENSING AND ROYALTIES
Revenues                                $  33,054            $     102
Gross margin                                100.0%                 100%

OTHER
Revenues                                $   1,131            $   3,168
Cost of goods sold                          9,651                6,392
Gross profit (loss)                        (8,520)              (3,224)
Gross margin (loss)                        (753.3)%             (101.8)%

TOTAL REVENUES
Revenues                                $ 272,370            $ 180,542
Cost of goods sold                        171,693              129,888
Gross profit                              100,677               50,654
Gross margin                                 37.0%                28.1%

         Distributed Products

         Revenues from distributed products increased by 32.9% to $161.5 million for the 2003 Quarter, from $121.5 million for the 2002 Quarter. The increase in net sales from distributed products to an all time high level reflects the participation in the distribution of generic products introduced by generic manufacturers, and an increase in sales to existing and new customers, which was partially offset by the overall price declines generally associated with generic products. For the 2003 Quarter, net sales of distributed products generated $29.0 million of gross profit with a gross margin of 17.9%, as compared to $22.9 million of gross profit with a gross margin of 18.9% for the 2002 Quarter. The increase in net sales and the decrease in gross margin in the 2003 Quarter is primarily the result of the Company's participation in the distribution of a high sales volume, low gross margin cross-licensed version of Ciprofloxacin. These levels of gross margins on sales of distributed products are within the historical range of 14% to 21%.

         Bioequivalent Products

         Revenues from Andrx bioequivalent products increased by 36.9% to $66.2 million for the 2003 Quarter, as compared to $48.3 million in the 2002 Quarter. Revenues from Andrx bioequivalent products for both periods include sales of the Company's bioequivalent versions of Cardizem CD, Dilacor XR, Glucophage, K-Dur and Ventolin metered dose inhalers. For the 2003 Quarter, such revenues also include net sales of the Company's bioequivalent versions of Naprelan, Tiazac and Claritin-D24 (which is sold by L. Perrigo Company ("Perrigo") as an OTC product). The increase in revenues from Andrx bioequivalent products for the 2003 Quarter as compared to the 2002 Quarter results primarily from the launches of its bioequivalent versions of Tiazac in April 2003, with $14.3 million in revenues, and Claritin-D24 in June 2003, with $4.0 million in revenues. Both of these launches included initial stocking. Andrx's bioequivalent version of Cardizem CD continues to generate significant levels of net sales and gross profit and materially contributes to Andrx's current overall operating results.

         For the 2003 Quarter, Andrx's bioequivalent products generated $38.3 million of gross profit with a gross margin of 57.9%, as compared to $27.1 million of gross profit with a gross margin of 56.0% in the 2002 Quarter. The increase in gross profit and gross margin primarily results from the launch of Andrx's bioequivalent version of Tiazac which is currently competing with one other generic product and Claritin-D24. Claritin-D24 is in its 180-day market exclusivity period.

         Andrx is required to make certain payments in connection with the net sales the Company derives from its bioequivalent version of Tiazac. Andrx agreed to pay Biovail a royalty at an undisclosed rate on net sales of Taztia XT, as defined, in connection with, among other things, their agreement to resolve various pending litigation matters and implement a dispute resolution mechanism for future disputes. The Biovail royalties are recognized in conjunction with the related net revenues and charged to cost of goods sold.

         In both the 2003 and 2002 Quarters, Andrx recorded $1.1 million in charges directly to cost of goods sold relating to its manufacturing facilities in Weston, Florida (which is in the start-up phase), Morrisville, North Carolina (which the Company plans to renovate) and Davie, Florida (related to under utilization and inefficiencies). Although not eliminated, under utilization and inefficiencies improved during the quarter.

         The Company is continuing to work on resolving the FDA and USP issues that affect its ANDAs for bioequivalent versions of Wellbutrin SR/Zyban. In July 2003, the Company entered into an Exclusivity Agreement with Impax and a subsidiary of Teva pertaining to the pending ANDAs for bioequivalent versions of Wellbutrin SR and Zyban 100mg and 150mg extended-release tablets filed by Andrx and by Impax. The Exclusivity Agreement provides, among other things, that while Andrx will continue to seek to launch its own versions of these ANDA products, if it is unable to do so within a defined period of time, and Impax is able to market these ANDA products, Andrx will enable Impax to launch the Impax products through Teva. Impax and Teva will then share certain payments with Andrx relating to the sale of the Impax products for a 180-day period. Should Andrx launch its own products prior to the launch of the Impax products, Andrx will share with Impax and Teva certain payments relating to the sale of the Andrx products for a 180-day period. To date, neither the Andrx nor the Impax ANDAs for these products have been approved by the FDA, and the appellate court has not ruled on Glaxo's appeal of the favorable lower court decisions received by both Andrx and Impax in their respective patent infringement litigations. The Exclusivity Agreement may be subject to the approval of certain various governmental agencies.

         Brand Products

         For the 2003 Quarter, revenues from Andrx brand products increased by 41.4% to $10.5 million from $7.4 million in the 2002 Quarter. Revenues from Andrx brand products for the 2003 Quarter include sales generated from the Entex (cough and cold), Embrex (prenatal vitamins), Anexsia (pain) and Altocor (lipid lowering) product lines. The increase in revenues in the 2003 Quarter, as compared to the 2002 Quarter, was primarily the result of $6.9 million in net sales of Altocor which the Company began marketing in the third quarter of 2002, partially offset by decreases in revenues from Andrx's brand cough and cold, Embrex and Anexsia product lines, which were affected by various factors, including the advent of generic competition.

         For the 2003 Quarter, Andrx brand products generated $8.8 million of gross profit with a gross margin of 84.2%, as compared to $3.8 million of gross profit with a gross margin of 50.9% for the 2002 Quarter. The increase in gross profit and gross margin for the 2003 Quarter from the 2002 Quarter resulted primarily from the gross profit generated by Altocor, partially offset by lower levels of gross profit from Andrx's cough and cold products. The 2002 Quarter includes an inventory allowance of $1.6 million recorded through cost of goods sold. Cost of goods sold in the 2003 Quarter and 2002 Quarter included royalties accrued on the net sales generated from the Entex and Anexsia product lines, as well as amortization of the marketing rights Andrx acquired for the CTEX, Entex and Anexsia products, calculated on a straight-line basis.

         Licensing and Royalties

         In the 2003 Quarter, Andrx generated $33.1 million in licensing and royalties revenue, as compared to $102,000 in the 2002 Quarter. Licensing and royalties revenue for the 2003 Quarter include $32.5 million of estimated revenues from the agreement with KUDCo. The licensing rate due from KUDCo reduced from 15% to 9% on June 9, 2003 in conjunction with the related agreement. In August 2003, Mylan launched its bioequivalent versions of the 10mg and 20mg strengths of Omeprazole (generic Prilosec). This competition could lead to reduced sales for KUDCo's version of Prilosec, which in turn would lead to reduced licensing revenues for Andrx.

         Other Revenues

         The Company generated $1.1 million of other revenues in the 2003 Quarter, as compared to $3.2 million in the 2002 Quarter. Other revenues for the 2003 Quarter primarily represented revenues from the contract manufacture of aerosols at the Company's Massachusetts facility and revenues generated from the Company's agreement with Aventis, relating to its physician Internet operations, including the POL web portal.

         In the 2003 Quarter, cost of goods sold related to other revenues includes $8.2 million relating to the writedown of certain assets, primarily inventories and property, plant and equipment, at its Massachusetts aerosol manufacturing operations that the Company is seeking to divest. Cost of goods sold related to other revenues for the 2003 and 2002 Quarters also includes $1.3 million and $2.6 million, respectively, relating to under utilization and inefficiencies at Andrx's Massachusetts aerosol facilities.

SG&A

         SG&A expenses were $58.2 million or 21.4% of total revenues, as compared to $46.5 million, or 25.7% of total revenues for the 2002 Quarter. SG&A expenses include expenses relating to the administration, marketing, selling, distributing and warehousing of products, brand sales and marketing efforts, royalties to the Company's former Co-Chairman and Chief Scientific Officer related to sales of the Company's bioequivalent version of Cardizem CD, corporate overhead and legal costs (primarily patent infringement matters relating to the Company's ANDA filings and antitrust matters). The increase in SG&A expenses in the 2003 Quarter, as compared to the 2002 Quarter, was primarily due to increases in brand sales and marketing costs, the continued expansion of distribution operations, including the opening of a new Ohio distribution facility in the third quarter of 2002, and increases in insurance expenses and corporate overhead, which were partially offset by a decrease in Internet operating expenses. The Company employed approximately 400 brand sales representatives at June 30, 2003, as compared to approximately 280 at June 30, 2002. The average annualized direct cost of an Andrx brand sales representative, including training costs, was approximately $135,000 in the 2003 Quarter, as compared to approximately $100,000 in the 2002 Quarter. Andrx employed approximately 220 sales representatives for its distribution businesses in its Florida and New York locations for both the 2003 and 2002 Quarters. Operating expenses related to Andrx's Internet operations are classified as SG&A or cost of goods sold, as appropriate for all periods presented. The 2002 Quarter includes a charge of $4.9 million related to an understatement of the Company's allowance for doubtful accounts receivable, during 1999, 2000, 2001 and the first quarter of 2002, due to the unauthorized actions of a single lower level employee who had altered certain of the Company's accounts receivable records.

Research and Development ("R&D")

         R&D expenses were $12.5 million for the 2003 Quarter, as compared to $11.4 million for the 2002 Quarter. R&D expenses reflect the Company's continued commercialization efforts in its bioequivalent (ANDA) and brand (NDA) product development programs. During the 2003 Quarter, approximately 50% of R&D expenses were in the bioequivalent program and 50% were in the brand program. During the 2003 Quarter, Andrx submitted two ANDAs to the FDA and a marketing authorization application in the European Union for Fortamet (metformin XT).

         In its bioequivalent R&D operations, the Company is attempting to develop bioequivalent formulations of marketed products. The cost of related bioequivalent biostudies are generally less than $100,000 for each small-scale or pilot study, and approximately $250,000 for each study used in connection with an ANDA submission. The Company estimates that the average cost of developing a controlled-release product (excluding legal costs) is approximately $2.0 million and the cost of developing a specialty, niche or immediate release product is approximately $1.0 million. The principal costs incurred in connection with these projects are personnel costs, overhead costs, costs paid to third party contract research organizations for conducting bioequivalence studies and costs for raw materials used in developing the products.

         In its brand R&D operations, Andrx develops product formulations, manages the clinical studies performed on those products by contract research organizations and prepares NDAs. Brand R&D expenses include laboratory services, clinical investigators and contract research organizations, as well as Andrx personnel costs, overhead, raw material costs, and other professional services. The Company estimates that the average cost of developing an Andrx brand product (from formulation to NDA approval) could range from approximately $20 million to $30 million, and could take up to approximately five years assuming Andrx continues to focus on pursuing approval of its NDAs through the 505(b)(2) regulatory process.

Litigation Settlements and Other Charges

         Litigation settlements and other charges were $7.5 million for the 2003 Quarter relating to various previously announced legal claims, including the negotiated settlement of an obligation to one of the Company's law firms with respect to Andrx's bioequivalent version of Tiazac. The 2002 Quarter includes a litigation settlements charge of $60.0 million related to the Company's Cardizem CD antitrust litigation.


Equity in Earnings of Joint Ventures

         The Company generated $1.2 million of equity in earnings of its unconsolidated joint ventures in the 2003 Quarter, compared to $943,000 in the 2002 Quarter. For the 2003 Quarter and 2002 Quarter, equity in earnings of its joint ventures were generated by ANCIRC's net sales of its bioequivalent versions of Oruvail and to a lesser extent Trental and CARAN's net sales of its bioequivalent versions of Pepcid and Prozac. ANCIRC is Andrx's 50/50 joint venture with Watson Pharmaceuticals, Inc. and CARAN is Andrx's 50/50 joint venture with Carlsbad Technologies, Inc.

Interest Income

         The Company generated interest income of $451,000 in the 2003 Quarter, as compared to $1.6 million in the 2002 Quarter. The decrease in interest income is primarily the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained and lower interest rates on these investments, compared to the 2002 Quarter. The Company invests in taxable, tax-advantaged and tax-free investment grade securities.

Interest Expense

         The Company incurred interest expense of $685,000 in the 2003 Quarter, as compared to $95,000 in the 2002 Quarter. During the 2003 Quarter, interest expense incurred was primarily related to the unused line fee and amortization of issuance costs related to the Company's secured line of credit entered into in December 2002, and financing charges on capital lease obligations. The 2003 Quarter and 2002 Quarter also included financing charges on certain insurance premiums.

Gain on Sales of Assets

         On July 31, 2002, Andrx sold its Dr. Chart and @Rx applications, licensed its patents for the Internet transmission of prescriptions, and entered into a two-year marketing agreement with a business unit of Aventis S.A. relating to Andrx's POL web portal. In conjunction with this transaction, the Company recognized $146,000 as a Gain on sales of assets in the Unaudited Condensed Consolidated Statements of Income for the 2003 Quarter. The 2002 Quarter included a gain of $4.5 million related to the June 2002 sale of the Histex cough and cold line of products.

Income Taxes

         For the 2003 Quarter, the Company provided for income taxes of $9.1 million or 39% of income before income taxes, as compared to an income tax benefit of $28.9 million, or 48.0% of loss before income taxes, for the 2002 Quarter. For the 2003 Quarter, the Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes. The 2002 Quarter includes the recording of a tax benefit of $21.7 million or 36% of loss before income taxes, which includes the effect of state income taxes. This 2002 tax benefit was further increased by the reversal of the $7.2 million valuation allowance on deferred tax assets, relating to certain net operating loss carryforwards.


Weighted Average Shares Outstanding

         The basic and diluted weighted average shares of Andrx Common Stock outstanding was 71.9 million and 72.6 million, respectively, in the 2003 Quarter, as compared to 70.7 million in the 2002 Quarter. The basic weighted average share computation for the 2003 and 2002 Quarters include the weighted average shares of common stock outstanding during the period, as well as the vested portion of restricted stock units. Diluted per share calculations include weighted average shares of common stock outstanding during the three months ended June 30, 2003 plus dilutive common stock equivalents, which include stock options and restricted stock units as computed using the treasury stock method. For the 2003 Quarter, the anti-dilutive common stock equivalents consist of stock options and unvested restricted stock units in which the exercise price or issuance price, respectively, were in excess of the average market price for the respective three month period. For the 2002 Quarter, all potential shares were excluded from the diluted share computation as the Company reported a net loss and, accordingly, such potential common shares were anti-dilutive. The 2002 Quarter also excludes the unamortized restricted stock units, which were also anti-dilutive. The increase in the basic weighted average number of shares of Andrx Common Stock outstanding in the 2003 and 2002 Quarters, was attributable to exercises of stock options, issuances of shares under the Company's employee stock purchase plan, and the issuance of approximately 65,000 shares of Andrx Common Stock in connection with the Conversion.

         The basic and diluted weighted average shares of Cybear Common Stock outstanding was 6.7 million for the period from April 1, 2002 to May 17, 2002. All common stock equivalents were excluded from the diluted share computation as Cybear was allocated a net loss, and accordingly, such stock equivalents were anti-dilutive. After May 17, 2002, no Cybear Common Stock was outstanding as a result of its conversion into Andrx Common Stock.

Six Months Ended June 30, 2003 ("2003 Period") as Compared to the Six Months Ended June 30, 2002 ("2002 Period")

         For the 2003 Period, the Company generated net income of $20.8 million, as compared to a net loss of $26.8 million for the 2002 Period. For the 2002 Period, of the $26.8 million of net loss, $21.4 million of net loss was allocated to Andrx Common Stock and $5.4 million of net loss was allocated to the former Cybear Common Stock.

Revenues and Cost of Goods Sold


                                             Six Months Ended
                                                June 30,
                                              (in thousands)
                                        ------------------------------
                                          2003                 2002
                                        ---------            ---------

Distributed Products
Revenues                                $ 316,123            $ 248,547
Cost of goods sold                        257,566              202,328
Gross profit                               58,557               46,219
Gross margin                                 18.5%                18.6%

Andrx Products - Bioequivalent
Revenues                                $ 106,681            $  97,329
Cost of goods sold                         56,602               38,943
Gross profit                               50,079               58,386
Gross margin                                 46.9%                60.0%

Andrx Products - Brand
Revenues                                $  18,430            $  12,977
Cost of goods sold                          4,170                6,189
Gross profit                               14,260                6,788
Gross margin                                 77.4%                52.3%

Andrx Products - Total
Revenues                                $ 125,111            $ 110,306
Cost of goods sold                         60,772               45,132
Gross profit                               64,339               65,174
Gross margin                                 51.4%                59.1%

TOTAL PRODUCTS
Revenues                                $ 441,234            $ 358,853
Cost of goods sold                        318,338              247,460
Gross profit                              122,896              111,393
Gross margin                                 27.9%                31.0%

LICENSING AND ROYALTIES
Revenues                                $  64,192            $     216
Gross margin                                100.0%               100.0%

OTHER
Revenues                                $   4,129            $   4,792
Cost of goods sold                         12,388                8,945
Gross profit (loss)                        (8,259)              (4,153)
Gross margin (loss)                        (200.0%)              (86.7%)

TOTAL REVENUES
Revenues                                $ 509,555            $ 363,861
Cost of goods sold                        330,726              256,405
Gross profit                              178,829              107,456
Gross margin                                 35.1%                29.5%

Total Revenues and Cost of Goods Sold

         Distributed Products

         Revenues from distributed products increased by 27.2% to $316.1 million for the 2003 Period, from $248.5 million for the 2002 Period. The increase in sales from distributed products reflects the participation in the distribution of generic products introduced by generic manufacturers, and an increase in sales to existing and new customers, which was partially offset by the overall price declines generally associated with generic products.

         For the 2003 Period, net sales of distributed products generated $58.6 million of gross profit with a gross margin of 18.5%, as compared to $46.2 million of gross profit with a gross margin of 18.6% for the 2002 Period.

         Bioequivalent Products

         Revenues from Andrx bioequivalent products increased by 9.6% to $106.7 million for the 2003 Period, as compared to $97.3 million in the 2002 Period. Revenues from Andrx bioequivalent products for both periods include sales of the Company's bioequivalent versions of Cardizem CD, Dilacor XR, Ventolin metered dose inhalers, Glucophage and K-Dur. For the 2003 Period, such revenues also include net sales of the Company's bioequivalent versions of Naprelan, Tiazac (launched in April 2003), and Claritin-D24 (launched by Perrigo as an OTC product in June 2003). The increase in revenues from Andrx bioequivalent products for the 2003 Period as compared to the 2002 Period results primarily from the Tiazac and Claritin-D24 product launches, which includes initial stockings. Andrx's bioequivalent version of Cardizem CD continues to generate significant levels of net sales and gross profit and materially contributes to Andrx's current overall operating results.

           For the 2003 Period, Andrx's bioequivalent products generated $50.1 million of gross profit with a gross margin of 46.9%, as compared to $58.4 million of gross profit with a gross margin of 60.0% in the 2002 Period. The decrease in gross profit and gross margin primarily results from an $11.0 million charge related to production of currently marketed bioequivalent products and pre-launch inventories of bioequivalent products, including $5.7 million for Wellbutrin SR/Zyban placed into production after December 31, 2002. Andrx also recorded $2.7 million and $3.1 million, respectively, in charges directly to cost of goods sold for the 2003 and 2002 Periods relating to its manufacturing facilities in Weston, Florida (which is in the start-up phase), Morrisville, North Carolina (which the Company plans to renovate) and Davie, Florida (related to under utilization and inefficiencies).

         Andrx is required to make certain payments in connection with the net sales the Company derives from its bioequivalent version of Tiazac. Andrx agreed to pay Biovail a royalty at an undisclosed rate on net sales of Taztia XT, as defined, in connection with, among other things, their agreement to resolve various pending litigation matters and implement a dispute resolution mechanism for future disputes. The Biovail royalties are recognized in conjunction with the related net revenues and charged to cost of goods sold.

           In July 2003, the Company entered into an Exclusivity Agreement with Impax and a subsidiary of Teva pertaining to the pending ANDAs for bioequivalent versions of Wellbutrin SR and Zyban 100mg and 150mg extended-release tablets filed by Andrx and by Impax. The Exclusivity Agreement provides, among other things, that while Andrx will continue to seek to launch its own versions of these ANDA products, if it is unable to do so within a defined period of time, and Impax is able to market these ANDA products, Andrx will enable Impax to launch the Impax products through Teva. Impax and Teva will then share certain payments with Andrx relating to the sale of the Impax products for a 180-day period. Should Andrx launch its own products prior to the launch of the Impax products, Andrx will share with Impax and Teva certain payments relating to the sale of the Andrx products for a 180-day period. To date, neither the Andrx nor the Impax ANDAs for these products have been approved by the FDA, and the appellate court has not ruled on Glaxo's appeal of the favorable lower court decisions received by both Andrx and Impax in their respective patent infringement litigations. The Exclusivity Agreement may be subject to the approval of certain various governmental agencies.

         Brand Products

         For the 2003 Period, revenues from Andrx brand products increased by 42.0% to $18.4 million from $13.0 million in the 2002 Period. Revenues from Andrx brand products for the 2003 Period include sales generated from the Entex (cough and cold), Embrex (prenatal vitamins), Anexsia (pain) and Altocor (lipid lowering) product lines. The increase in revenues in the 2003 Period, as compared to the 2002 Period, was primarily the result of $11.0 million in net sales of Altocor, which the Company began marketing in the third quarter of 2002, partially offset by a lower level of net sales from the cough and cold and Embrex product lines, which were affected by various factors, including the advent of generic competition.


         For the 2003 Period, Andrx brand products generated $14.3 million of gross profit with a gross margin of 77.4%, as compared to $6.8 million of gross profit with a gross margin of 52.3% for the 2002 Period. The increase in gross profit and gross margin for the 2003 Period from the 2002 Period resulted primarily from the gross profit generated by Altocor, partially offset by lower levels of gross profit from Andrx's cough and cold products. Gross margins were affected by, among other things, the Company recording an inventory allowance of $2.4 million through cost of goods sold in the 2002 Period. Cost of goods sold in the 2003 and 2002 Periods included royalties accrued on the net sales generated from the Entex and Anexsia product lines, as well as amortization of the rights for the CTEX, Entex and Anexsia products, calculated on a straight-line basis.


         Licensing and Royalties

         In the 2003 Period, Andrx generated $64.2 million in licensing and royalties revenue, as compared to $216,000 in the 2002 Period. Licensing and royalties revenue for the 2003 Period include $62.9 million of revenues from the agreement with KUDCo. The licensing rate due from KUDCo reduced from 15% to 9% on June 9, 2003 in conjunction with the related agreement. In August 2003, Mylan launched its bioequivalent versions of the 10mg and 20mg strengths of Omeprazole (generic Prilosec). This competition could lead to reduced sales for KUDCo's version of Prilosec, which in turn would lead to reduced licensing revenues for Andrx.

         Other Revenues

         The Company generated $4.1 million of other revenues in the 2003 Period, as compared to $4.8 million in the 2002 Period. Other revenues for the 2003 Period primarily represented revenues from the contract manufacture of aerosols at the Company's Massachusetts facility and revenues generated from the Company's agreement with Aventis, relating to its physician Internet operations, including the POL web portal.

         In the 2003 Period, cost of goods sold related to other revenues includes $8.2 million relating to the writedown of certain assets at the Company's Massachusetts aerosol facility, primarily inventories and property, plant and equipment. For the 2003 and 2002 Periods, cost of goods sold related to Other revenues also includes $2.7 million and $4.5 million, respectively, related to under utilization and inefficiencies at Andrx's Massachusetts aerosol facilities. The Company is seeking to divest its Massachusetts aerosol manufacturing operations and its POL web portal.

SG&A

         SG&A expenses were $113.7 million or 22.3% of total revenues, as compared to $87.7 million or 24.1% of total revenues for the 2002 Period. SG&A expenses include expenses relating to the administration, marketing, selling, distributing and warehousing of products, brand sales and marketing efforts, royalties to the Company's former Co-Chairman and Chief Scientific Officer related to sales of the Company's bioequivalent version of Cardizem CD, corporate overhead and legal costs (primarily patent infringement matters relating to the Company's ANDA filings and antitrust matters). The increase in SG&A expenses in the 2003 Period, as compared to the 2002 Period, was primarily due to increases in brand sales and marketing costs, the continued expansion of distribution operations, including the opening of a new Ohio distribution facility in September 2002, and increases in insurance expenses, and corporate overhead, which were partially offset by a decrease in Internet operating expenses. The Company employed approximately 400 brand sales representatives at June 30, 2003, as compared to approximately 280 at June 30, 2002 and employed approximately 220 sales representatives for its distribution businesses in its Florida and New York locations for both the 2003 and 2002 Periods. The 2002 Period includes a charge of $4.9 million related to an understatement of the Company's allowance for doubtful accounts receivable, during 1999, 2000, 2001 and the first quarter of 2002, due to the unauthorized actions of a single lower level employee who had altered certain of the Company's accounts receivable records.

R&D

         R&D expenses were $25.8 million for the 2003 Period, as compared to $21.3 million for the 2002 Period. R&D expenses reflect the Company's continued commercialization efforts in its bioequivalent (ANDA) and brand (NDA) product development programs. During the 2003 Period, approximately 50% of R&D expenses were in the bioequivalent program and 50% were in the brand program. During the 2003 Period, ANDAs for five products were accepted as filed by the FDA, NDAs for a valproate product and for metformin XT were accepted by the FDA as filed and Andrx submitted a marketing authorization application in the European Union for Fortamet (metformin XT).

Litigation Settlements and Other Charges

         Litigation settlements and other charges were $7.5 million for the 2003 Period, relating to various previously announced legal claims, including the negotiated settlement of an obligation to one of the Company's law firms with respect to Andrx's bioequivalent version of Tiazac. The 2002 Period includes a litigation settlements charge of $60.0 million related to the Company's Cardizem CD antitrust litigation.

Equity in Earnings of Joint Ventures

         The Company generated $1.6 million of equity in earnings of its unconsolidated joint ventures in each of the 2003 and 2002 Periods. For the 2003 and 2002 Periods, equity in earnings of its joint ventures were generated by ANCIRC's net sales of its bioequivalent versions of Oruvail and to a lesser extent Trental and CARAN's net sales of its bioequivalent versions of Pepcid and Prozac. ANCIRC is Andrx's 50/50 joint venture with Watson Pharmaceuticals, Inc. and CARAN is Andrx's 50/50 joint venture with Carlsbad Technologies, Inc.

Interest Income

         The Company generated interest income of $1.1 million in the 2003 Period, as compared to $3.2 million in the 2002 Period. The decrease in interest income is primarily the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained and lower interest rates on these investments, compared to the 2002 Period. The Company invests in taxable, tax-advantaged and tax-free investment grade securities.

Interest Expense

         The Company incurred interest expense of $1.3 million in the 2003 Period, as compared to $122,000 in the 2002 Period. During the 2003 Period, interest expense incurred was primarily related to the unused line fee, amortization of issuance costs related to the Company's secured line of credit, and financing charges on capital lease obligations. The 2003 and 2002 Periods also included financing charges on certain insurance premiums.

Gain on Sales of Assets

         In connection with the sale of Dr. Chart and @Rx applications, the licensing of its patents for Internet transmission of prescriptions and the two-year marketing agreement in 2002 with a business unit of Aventis SA relating to Andrx's POL web portal, revenue will be recognized in the Consolidated Statements of Income as services are rendered or otherwise earned. During the 2003 Period, the Company recognized a $457,000 gain in connection with the sale of the Dr. Chart and @Rx assets and a $125,000 gain included in Gain on sales of assets from the sale of the Histex product line on June 28, 2002. This $125,000 gain was previously deferred. The 2002 Period included a gain of $4.5 million related to the June 2002 sale of the Histex cough and cold line of products.

Income Taxes

         For the 2003 Period, the Company provided for income taxes of $13.0 million or 38% of income before income taxes as compared to an income tax benefit of $25.6 million or 49% of loss before income taxes for the 2002 Period. For the 2003 Period, the Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes. The 2002 Period includes the recording of an income tax benefit of $18.4 million or 35% of loss before income taxes, including the effect of state income taxes. This tax benefit was further increased by the reversal of a $7.2 million valuation allowance on deferred tax assets relating to certain net operating loss carryforwards.

Weighted Average Shares Outstanding

         The basic and diluted weighted average shares of Andrx Common Stock outstanding was 71.7 million and 72.4 million, respectively, in the 2003 Period, as compared to 70.6 million in the 2002 Period. The basic weighted average share computation for the 2003 and 2002 Periods, include the weighted average shares of common stock outstanding during the period, as well as the vested portion of restricted stock units. For the 2003 Period, the diluted per share calculations include weighted average shares of common stock outstanding plus dilutive common stock equivalents which include stock options and restricted stock units as computed using the treasury stock method. For the 2003 Period, the anti-dilutive common stock equivalents consist of stock options and unvested restricted stock units in which the exercise price or issuance price, respectively, were in excess of the average market price for the respective six month period. For the 2002 Period, all potential common shares were excluded from the diluted share computation as the Company reported a net loss and accordingly, such potential common shares and unvested restricted stock units were anti-dilutive. The increase in the basic weighted average number of shares of Andrx Common Stock outstanding in the 2003 Period, as compared to the 2002 Period, was attributable to exercises of stock options, issuances of shares under the Company's employee stock purchase plan and the issuance of approximately 65,000 shares of Andrx Common Stock in connection with the Conversion.

         The basic and diluted weighted average shares of Cybear Common Stock outstanding was 6.7 million for the period from January 1, 2002 through May 17, 2002. All common stock equivalents were excluded from the diluted share computation as Cybear was allocated a net loss, and accordingly, such stock equivalents were anti-dilutive. After May 17, 2002, no Cybear Common Stock was outstanding as a result of its conversion into Andrx Common Stock.

Liquidity and Capital Resources

         As of June 30, 2003, the Company had $158.1 million in cash, cash equivalents and investments available-for-sale, $297.0 million of working capital and $103.5 million available under the Company's $185.0 million secured line of credit. As of June 30, 2003, no borrowings were outstanding under the secured line of credit. The Company cannot currently access $81.5 million of the $185.0 million line of credit based upon an insufficient fixed charge coverage ratio and borrowing base. Andrx is currently in compliance with all the required covenants under the credit facility.

Operating Activities

         In the 2003 Period, net cash provided by operating activities was $82.0 million, compared to $8.9 million in the 2002 Period.

         In the 2003 Period, net cash provided by operating activities of $82.0 million includes net income of $20.8 million, an income tax refund of $51.7 million, other income taxes of $12.0 million, income tax benefits on exercises of stock options of $848,000, increases in accounts payable and accrued expenses and other liabilities of $20.3 million, offset by increases in accounts receivable, net of $10.1 million, inventories of $29.5 million, and prepaid and other assets of $8.7 million. In addition, the 2003 Period also includes depreciation and amortization of $13.7 million, a provision for doubtful accounts receivable of $4.3 million, compensation expense on amortization of restricted stock units of $663,000, and the writedown at the Company's Massachusetts aerosol manufacturing facility of $8.2 million, offset by gain on the sales of assets of $582,000 and equity in earnings of joint ventures of $1.6 million.

         In the 2002 Period, net cash provided by operating activities of $8.9 million includes, income tax benefits on exercises of stock options of $2.5 million, a decrease in accounts receivable, net of $26.1 million, and an increase in accounts payable and accrued expenses and other liabilities of $57.7 million, offset by a net loss of $26.8 million, increases in inventories of $28.0 million, prepaid and other assets of $3.6 million, an income tax payment of $816,000 and other income taxes of $28.1 million. In addition, the 2002 Period also includes depreciation and amortization of $10.4 million, a provision for doubtful accounts receivable of $5.6 million, offset by equity in earnings of joint ventures of $1.6 million and gain on sales of assets of $4.5 million.

Investing Activities

         Net cash provided by investing activities was $7.6 million in the 2003 Period, as compared to $15.5 million in the 2002 Period.

         In the 2003 Period, net cash provided by investing activities of $7.6 million consisted of $30.4 million in maturities of investments available-for-sale and $250,000 in proceeds from the sales of assets, offset by $23.0 million in purchases of property, plant and equipment.

         In the 2002 Period, net cash provided by investing activities of $15.5 million consisted of $59.0 million in maturities of investments available-for-sale and $1.4 million in proceeds from the sales of assets, offset by $45.0 million in purchases of property, plant and equipment.

Financing Activities

         Net cash provided by financing activities was $1.6 million in the 2003 Period, as compared to $2.9 million in the 2002 Period.

         In the 2003 Period, net cash provided by financing activities of $1.6 million consisted of $1.4 million in proceeds from issuances of shares of Andrx Common Stock from exercises of Andrx stock options and $578,000 in proceeds from issuances of shares of Andrx Common Stock under the employee stock purchase plan, offset by $404,000 in principal payments on capital lease obligations.

         In the 2002 Period, net cash provided by financing activities of $2.9 million consisted of $1.7 million in proceeds from issuances of shares of Andrx Common Stock from exercises of Andrx stock options and $1.1 million in proceeds from issuances of shares of Andrx Common Stock under the employee stock purchase plan.

Future Cash Requirements

         The Company anticipates that its cash requirements will continue to increase due to the construction of R&D, manufacturing, including related equipment, and corporate facilities, in Florida and North Carolina. During 2003, the Company expects to purchase approximately $60 million in capital expenditures, which it intends to pay for with net cash provided by operating activities. The Company will periodically review its level of capital expenditure spending based on its level of profitability and cash flow. Absent an acquisition, in-license or unforeseen circumstances, Andrx anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future without drawing on the four-year secured revolving line of credit facility Andrx obtained on December 30, 2002 for up to an aggregate amount of $185.0 million; none of which was outstanding at June 30, 2003. The Company had $103.5 million available under the secured credit facility. The Company cannot currently access $81.5 million of the $185.0 million line of credit based upon an insufficient fixed charge coverage ratio and borrowing base. Andrx is currently in compliance with all the required covenants under the credit facility.

Outlook

         Distributed Products

         The Company's pharmaceutical distribution operations have a history of consistent quarterly sequential growth as a result of, among other things, introduction of generic products by other generic manufacturers and the Company's continued penetration of the market servicing independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities, pharmacy buying groups and, to a lesser extent, physicians' offices. The Company believes that it will be able to continue to expand in this market, both in terms of per store volume and customer locations. The Company believes that the Ohio distribution center, which Andrx opened in the third quarter of 2002, improved the Company's ability to service various geographic regions and has created and will continue to create additional national distribution opportunities.

         The ability of the Company to provide consistent sequential quarterly growth is affected, in large part, by the Company's participation in the launch of new generic products by other generic manufacturers, and the advent and extent of competition encountered by these products and the other products distributed by the Company. Sales prices for generic products typically decline with the advent of competition, particularly after such products were sold during an initial exclusivity period. Consequently, growth in revenues will continue to primarily be a function of new generic products launched by other generic manufacturers, offset by the overall level of net price declines on existing distributed products. Andrx's pharmaceutical distribution operations compete with a number of large wholesalers which market, among other things, both brand and bioequivalent pharmaceutical products to their customers and may therefore offer broader marketing programs. Andrx also competes with other pharmaceutical distributors. Though distribution of pharmaceutical products is historically a relatively low margin industry, Andrx believes that consolidation among wholesalers (who already had far greater financial and other resources than Andrx), the growing role of managed care organizations, the formation of buying groups and competition between distributors could result in increased margin reductions. Nevertheless, the Company's distribution operations are expected to continue to grow at a rate consistent with the growth of the overall generic industry.

         The Company's distribution operations play a significant role in the sale of Andrx's current bioequivalent products and are expected to continue to play a significant role in the Company's new product launches. For external reporting purposes, this segment's financial results do not include its participation in the distribution of Andrx bioequivalent products. Such revenues are classified as Andrx product sales in the Company's Unaudited Condensed Consolidated Statements of Income.

         Andrx Products

         Bioequivalent

         The bioequivalent pharmaceutical industry is highly competitive and selling prices are often subject to significant and rapid declines from competition among existing or new bioequivalent products entering the market. In Andrx's sales efforts for its bioequivalent products, Andrx competes with domestic and international companies and bioequivalent divisions of large brand pharmaceutical companies. Many of these competitors offer a wider variety of bioequivalent products to their customers. As patents and other bases for market exclusivity expire, bioequivalent competitors enter the marketplace. Normally, there is a unit price decline as the number of bioequivalent competitors increases. The timing of these price decreases is difficult to predict and can result in a significantly curtailed profitability for a bioequivalent product. Revenues and gross profits from Andrx's bioequivalent products may also be affected by competition involving the corresponding brand product, including the introduction and promotion of either alternative brand or OTC versions of such products. Andrx's bioequivalent version of Cardizem CD continues to generate significant net revenues and gross profit for the Company.

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

         Currently, Andrx's overall level of profitability remains dependant on a relatively small number of products and Andrx's ability to successfully manufacture sufficient quantities of these products on a timely basis. If these products, and particularly Andrx's bioequivalent version of Cardizem CD, were to experience increased competition and the resulting price reductions and/or reduced market shares, Andrx's operating results would be significantly adversely affected. If additional competition for the Company's bioequivalent versions of Cardizem CD and Tiazac were to surface, which publicly available information indicates could occur by mid-2004, this additional competition may significantly adversely affect net sales and gross profits of these products and their contribution to Andrx's results of operations. Sales of Andrx's current bioequivalent products may also decrease as a result of other factors as well. Future growth in the bioequivalent products business will be generated from the launch of new products.

         Andrx is required to make certain payments in connection with the net sales the Company derives from its bioequivalent version of Tiazac. Andrx agreed to pay Biovail a royalty at an undisclosed rate on net sales, as defined, of Taztia XT, in connection with, among other things, their agreement to resolve various pending litigation matters and implement a dispute resolution mechanism for future disputes. The Biovail royalties are recognized in conjunction with the related net revenues and charged to cost of goods sold.

         The Company has entered into an arrangement with Perrigo under which Andrx and Perrigo will share in the risks and rewards associated with the sale of the Company's version of Loratadine-D12, Loratadine-D24 and Loratadine Quick Dissolve Tabs that are bioequivalent to the related Claritin family of brand products. In June 2003, Perrigo launched Andrx's OTC version of Claritin-D24. Final approval and Perrigo's launch of the Company's OTC version of Claritin-D12 and Claritin Reditabs are awaiting, among other things, the expiration of exclusivity rights of other generic manufacturers in the third quarter of 2003. Andrx will manufacture and Perrigo will package and market all of these OTC products. Under the terms of the arrangement, Andrx and Perrigo share the net profits, as defined, from product sales. Future revenues and profits will be dependent upon a number of factors including Andrx's manufacturing capacity, market competition for the OTC Claritin products, the introduction of additional bioequivalent Claritin products, as well as other factors outside of Andrx's control. The net profits reported by Andrx are subject to numerous estimates by Perrigo such as returns and other sales allowances and certain related expenses.

         The Company is continuing to communicate with the FDA and USP on the issues affecting ANDAs for its bioequivalent versions of Wellbutrin SR/Zyban. In July 2003, the Company entered into an Exclusivity Agreement with Impax and a subsidiary of Teva pertaining to the pending ANDAs for bioequivalent versions of Wellbutrin SR and Zyban 100mg and 150mg extended-release tablets filed by Andrx and by Impax. The Exclusivity Agreement provides, among other things, that while Andrx will continue to seek to launch its own versions of these ANDA products, if it is unable to do so within a defined period of time, and Impax is able to market its ANDA products, Andrx will enable Impax to launch the Impax products through Teva. Impax and Teva will then share certain payments with Andrx relating to the sale of the Impax products for a 180-day period. Should Andrx launch its own products prior to the launch of the Impax products, Andrx will share with Impax and Teva certain payments relating to the sale of the Andrx products for a 180-day period. To date, neither the Andrx nor the Impax ANDAs for these products have been approved by the FDA, and the appellate court has not ruled on Glaxo's appeal of the favorable lower court decisions received by both Andrx and Impax in their respective patent infringement litigations. The Exclusivity Agreement may be subject to the approval of certain various governmental agencies.

          The launch of Andrx's bioequivalent product candidates is dependent upon a number of factors, including factors outside of the Company's control. These factors include the receipt of FDA final marketing approval, new Orange Book patent listings and related patent infringement litigation, the expiration of other's exclusivity rights, and the favorable resolution of patent litigation. The revenues and gross profits to be generated by these new products will also be affected by the amount of bioequivalent competition they encounter, particularly after the expiration of any 180-day exclusivity period that the Company anticipates having, either alone or shared. Andrx has made, is in the process of making or will make commercial quantities of certain new products prior to the date in which Andrx anticipates that such products will receive FDA final marketing approval and/or satisfactory resolution of the patent infringement litigation involving them. The commercial production of these products involves the risk that such product(s) may not be approved for marketing by the FDA on a timely basis or ever and/or that the results of such litigation may not be satisfactory. This risk notwithstanding, Andrx plans to continue to scale-up and build pre-launch inventories of certain products that have not yet received final FDA marketing approval and/or satisfactory resolution of patent infringement litigation, when it believes that such action is appropriate in relation to the commercial value of its product launch opportunity. When an exclusivity period is involved, this is a particularly difficult determination.

         Brand

         With Altocor's launch in the third quarter of 2002, the Company entered a highly competitive market against brand pharmaceutical manufacturers having significantly larger and more experienced sales forces and significantly greater financial resources dedicated to advertising and promotion. Net sales for Altocor are subject to significant accounting estimates for, among other things, the ability of the Company's sales force to promote to physicians, generate product demand and pull product through the distribution channel, and the Company's ability to estimate returns. The Company's estimate of returns is based on, among other things, terms offered to customers, inventory levels in the distribution channel and an estimate of expected prescription levels. Consistent with industry practice, the Company offered allowances on initial purchases and generally provides a right of return or exchange. As prescription levels of Altocor were low during the early stages of its launch, the Company anticipates that, until a profitable sales level is achieved, its sales, marketing, advertising and promotional costs will exceed its gross profit from net sales of Altocor. With the June 2003 launch of the $AVE program for cash paying, uninsured and under-insured patients, as well as other sales and marketing initiatives, the Company now estimates that net sales of Altocor for 2003 could range from $30 million to $35 million. The Company continues to see Altocor as an opportunity and is exploring options for increasing the sales trend, including, but not limited to, pursuing the inclusion of Altocor in managed care plans across the country.

         Kos Pharmaceuticals ("KOS") alleges that there is a likelihood of confusion between KOS' trademark, Advicor, and Altocor, and has opposed Andrx's application for a registered trademark for Altocor. The Company has also recently learned that KOS has filed a lawsuit against the Company in the United States District Court for the District of New Jersey. The Company is not in a position to determine the ultimate outcome of this matter. Andrx has requested FDA guidance on other names, and may seek to change the name of Altocor.

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

         On February 25, 2003, the FDA announced that it intends to publish a Federal Register notice to describe its enforcement policy with respect to products such as the Entex line of products that are presently sold by prescription and on the market without an approved ANDA or NDA. As a result of the Federal Register notice, Andrx may be required to seek FDA approval for marketing the Entex products and may be required to market some or all of these products as OTC products. Upon issuance of definitive guidance on this matter, Andrx will assess the unamortized portion of the Entex product rights ($11.8 million as of June 30, 2003), and Entex inventories ($259,000 as of June 30,
2003) for any resulting impairment.

         In the second half of 2003, the Company is planning to consolidate its Mississippi sales administration office into its Weston, Florida offices, thereby incurring SG&A charges estimated to be approximately $1.3 million. The Company believes that such consolidation will result in operational efficiencies in the long term.

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

         Licensing and Royalties

         Andrx expects to continue to generate significant licensing revenues from its agreement with KUDCo even though the licensing rate due to Andrx decreased from 15% to 9% on June 9, 2003, in accordance with the terms of the related agreement.

         Andrx earned $32.5 million in estimated licensing revenues in the 2003 Quarter. KUDCo generates significant revenues for the Company and the Company believes the KUDCo licensing revenues will be significantly lower in the third quarter of 2003, compared to the second quarter of 2003. Future KUDCo licensing revenues will be dependent on a number of factors, including, among other things, the applicable licensing rate, KUDCo's profits derived from its sale of its generic Prilosec, which are dependent on the number of units KUDCo produces and its per unit selling price, the outcome of various appeals involving generic Prilosec, and other factors outside of Andrx's control. The licensing rate due to Andrx will further reduce from 9% to 6.25% in June 2004 or upon certain decisions of the appellate court, whichever is earlier. KUDCo has advised Andrx that it estimates the licensing revenues earned by Andrx for July 2003 to be approximately $6.4 million. In August 2003, Mylan launched its bioequivalent versions of the 10mg and 20mg strengths of Omeprazole (generic Prilosec). This competition could lead to reduced sales for KUDCo's version of Prilosec, which in turn would lead to reduced licensing revenues for Andrx.

         Other Revenues

         For the 2003 Quarter, the Company generated $1.1 million of Other revenues primarily contract manufacturing services at Andrx's Massachusetts aerosol manufacturing facilities and Internet related revenues primarily from an agreement between Aventis and the Company related to the Company's POL web portal. Since the Company is seeking to possibly divest its Massachusetts aerosol manufacturing facilities and the POL web portal, future Other revenues may significantly decrease or cease to exist.

         Cost of Goods Sold

         Andrx at times operates certain of its manufacturing facilities on a 24-hours a day, 7-days a week production cycle, in order to meet the market demand for its current and anticipated products. Moreover, because Andrx manufactures products that employ a variety of technology platforms, certain of its manufacturing capabilities were over utilized, while others were under utilized, and inefficiencies, equipment failures and rejected lots at times interrupted Andrx's ability to fully meet the actual demand for certain of its marketed products. Andrx has taken a number of steps to address these issues including the acquisition of a facility in Morrisville, North Carolina. Depending on the timing and outcome of the issues involving the marketing of the Company's bioequivalent versions of Prilosec and/or Wellbutrin SR/Zyban, and the manufacturing quantities of such products required in the event the Company were to launch these products, the Company may not be able to meet the market demand for all of the products it is currently manufacturing and that are in its pipeline.

         While substantial progress has been made in improving manufacturing operations, throughout 2003 Andrx will continue to focus on further improving its pharmaceutical manufacturing operations. Andrx's Weston, Florida manufacturing facility is expected to become fully operational in 2004 and will produce specialty, niche and immediate release products, including oral contraceptives. Andrx plans to begin the renovation of its manufacturing facility in Morrisville, North Carolina, which is expected to have some areas operational by late 2004 or early 2005. The Company is also pursuing the divestiture of its Massachusetts aerosol manufacturing facilities and further renovations of, or ceasing certain manufacturing operations at, its Davie, Florida manufacturing facilities in order to improve its manufacturing operations and increase its manufacturing efficiencies and capacities. Andrx is continuing to improve its manufacturing and quality processes as well as the training and utilization of its personnel related thereto. Until all of these efforts come to fruition, Andrx will continue to incur costs related to inefficiencies at and under utilization of its manufacturing facilities. The Company expects to incur approximately $5 million to $6 million per quarter of such other unabsorbed manufacturing costs, before the possible divestiture of its Massachusetts aerosol facilities and commencement of production of its Weston, Florida facility. The Company will also incur additional charges directly to cost of goods sold in the manufacture of its currently marketed products and product commercialization activities.

         SG&A Expenses

         The Company's SG&A expenses are related to the level of sales and the sales product mix, which includes distributed products, Andrx bioequivalent products and Andrx brand products. The Company anticipates that its SG&A expenses will continue to increase throughout 2003, as a result of the increases in SG&A expenses related to Andrx's distribution business, which are primarily variable in nature, and Andrx's bioequivalent and brand businesses, as well as corporate overhead. As of June 30, 2003, the Company employed approximately 400 brand sales representatives. The Company currently intends to maintain its brand sales representatives at that approximate level, but will periodically review and adjust the amount of sales representatives it maintains. Altocor promotional expenses, which are expensed as incurred, will be periodically evaluated throughout 2003 taking into consideration, among other things, the Company's profitability and any co-promotional arrangements for Altocor. The Company's sales force and planned promotional spending for 2003 are likely to be significantly less than its competitors. As of June 30, 2003, Andrx employed approximately 220 sales representatives for its distribution businesses.

         R&D Expenses

         Andrx anticipates that R&D expenses for 2003 will increase to approximately $55 million as compared to $51.5 million for 2002, as a result of continued spending in bioequivalent drug development (ANDA) and brand product development (NDA). R&D expenses will be periodically evaluated throughout 2003 following consideration of, among other things, the Company's level of profitability. Andrx currently expects that its 2003 R&D expenses will be allocated approximately 50% to bioequivalent products and 50% to brand products. During 2003, the Company expects to file at least 10 ANDAs, of which five have already been filed through June 30, 2003. In 2003, the Company also submitted an NDA for its valproate product which along with Andrx's NDA for metformin XT the FDA has accepted as filed.

         Income Taxes

         The Company believes its federal and state effective income tax rate for 2003 will be approximately 38%.

         Earnings Guidance

         The Company's policy is to not provide specific earnings projections or guidance, and to not comment on research analyst reports, including earnings estimates or consensus. Through public disclosures such as its press releases and periodic SEC reports, including this Form 10-Q, the Company attempts to provide sufficient disclosure of both its current status and future prospects, using the Safe Harbor provision for forward-looking statements prescribed in the Private Securities Litigation Reform Act of 1995, to allow the investment community to properly evaluate the Company and its prospects for performance. There can be no assurance that research analysts in using public available information will generate research reports or earnings estimates consistent with the Company's actual internal plan or that such estimates will not vary significantly from analyst to analyst. Accordingly, even if the Company properly executes against its own plans, the Company's actual performance may be substantially different than what is reflected in any specific research analyst's reports or earnings estimate or the consensus of such estimates.

Recent Accounting Pronouncements

         Accounting for Guarantor's Accounting and Disclosure Requirements for Guarantees

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The provisions of FIN 45 require that a liability be recorded in the guarantor's balance sheet at fair value upon issuance of a guarantee. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of FIN 45 had no impact on the Company's consolidated financial statements.

         Accounting for Stock-Based Compensation - Transition and Disclosure

         On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The provisions of SFAS No. 148 amend SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The disclosure requirements of SFAS No. 148 are included herein in Note 1 to the accompanying Unaudited Condensed Consolidated Financial Statements. The Company currently intends to continue to account for employee stock-based compensation in accordance with APB No. 25.

         Variable Interest Entities

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). The provisions of FIN No. 46 clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The provisions of FIN No. 46 require a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities or entitled to receive a majority of the entity's residual returns or both. The provisions of FIN No. 46 also require disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003 and to existing VIEs in the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of the provisions of FIN No. 46 will not have a material impact on its consolidated financial statements.

         Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities

         In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The provisions of SFAS No. 149 amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, except under certain circumstances as contained in SFAS No. 149. The Company believes that adoption of the provisions of SFAS No. 149 will not have a material impact on its consolidated financial statements, since the Company does not have any derivative financial instruments or engage in hedging activities.

         Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The provisions of SFAS No. 150 establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non public entities. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its consolidated financial statements.

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of Andrx's disclosure controls and procedures was carried out by Andrx under the supervision and with the participation of Andrx's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Andrx's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by Andrx in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in Andrx's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Andrx's internal control over financial reporting.

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         See Note 9 to the "Notes to Unaudited Condensed Consolidated Financial Statements of Andrx Corporation" included in Part 1 Item 1 of this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On June 13, 2003, Andrx Corporation held its annual meeting of stockholders.

         (b)      Not applicable.

         (c) At the annual meeting, the following matters were voted upon by Andrx Corporation stockholders:

1.       Election of Directors.

         The following table sets forth the name of each nominee and the voting with respect to each nominee for director.

     Nominee                  For                  Withhold Authority
     -------               ----------              ------------------

Joseph E. Breslin          63,673,845                   1,771,663
Carter H. Eckert           64,235,623                   1,209,885
Irwin C. Gerson            63,653,193                   1,792,315


2.       Approval of an Amendment to the 2000 Stock Option Plan.

   For                   Against                 Abstain/Broker Non-Votes
----------              ----------               ------------------------
43,010,468              22,316,823                      118,216


3. Approval of an Amendment to the Employee Stock Purchase Plan to increase the number of shares available for purchase by eligible employees from 400,000 to 650,000 shares.

   For                   Against                 Abstain/Broker Non-Votes
----------              ----------               ------------------------
61,354,145               4,017,455                       73,907


4. Ratification of the appointment of Ernst & Young LLP as Andrx Corporation's Independent Certified Public Accountants for the year ending December 31, 2003.

   For                   Against                 Abstain/Broker Non-Votes
----------              ----------               ------------------------
64,525,479               869,515                         50,513

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.74    2000 Stock Option Plan, as amended and restated (1)(*)
10.75    Employee Stock Purchase Plan, as amended (2)(*)

*        Management Compensation Plan or arrangement.

(1) Filed as Annex B to Andrx Corporation's Schedule 14A (Amendment No. 1) filed on May 7, 2003.

(2) Filed as Annex C to Andrx Corporation's Schedule 14A (Amendment No.1) filed on May 7, 2003.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32       Certification of Chief Executive Officer and Chief Financial Officer
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

On April 30, 2003, Andrx filed a current report on Form 8-K with respect to Item 9 announcing its financial results for the quarter ended March 31, 2003.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ANDRX CORPORATION



Date: August 14, 2003                  /s/ Richard J. Lane
                                       -----------------------------------------
                                       Richard J. Lane
                                       Chief Executive Officer
                                       (Principal Executive Officer)





Date: August 14, 2003                  /s/ Angelo C. Malahias
                                       -----------------------------------------
                                       Angelo C. Malahias
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)