Form 10-Q
period 2003-09-30
ANDRX CORP /DE/
filed 2003-11-13
CIK 1123337

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                 [X] YES [ ] NO

The approximate number of shares outstanding of the issuer's common stock as of November 3, 2003 is 72,030,000.


================================================================================

                       ANDRX CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003



                                                                                                                  Page
                                                                                                                 Number
                                                                                                           -------------------

PART I.             FINANCIAL INFORMATION

                    Item 1.  Consolidated Financial Statements

                    ANDRX CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets -
                         as of September 30, 2003 (Unaudited) and December 31, 2002                                3

                    Unaudited Condensed Consolidated Statements of Income -
                         for the three and nine months ended September 30, 2003 and 2002                           4

                    Unaudited Condensed Consolidated Statements of Cash Flows -
                         for the nine months ended September 30, 2003 and 2002                                     5

                    Notes to Unaudited Condensed Consolidated Financial Statements                                6-20

                    Item 2.   Management's Discussion and Analysis of
                                Financial Condition and Results of Operations                                    21-49

                    Item 4.   Controls and Procedures                                                              50

PART II.            OTHER INFORMATION

                    Item 1.  Legal Proceedings                                                                     51
                    Item 5.  Other Information                                                                     51
                    Item 6.  Exhibits and Reports on Form 8-K                                                      51

SIGNATURES                                                                                                         52

CERTIFICATIONS                                                                                                   53-55





 This Form 10-Q contains trademarks held by Andrx Corporation and third parties.

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)



                                                                                         September 30,     December 31,
                                                                                             2003              2002
                                                                                         -------------     ------------
                                                                                          (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents                                                                $ 128,333         $  35,521
  Investments available-for-sale, at market value                                             82,012            61,873
  Accounts receivable, net of allowance for doubtful accounts of $9,996 and $15,495
    at September 30, 2003 and December 31, 2002, respectively                                112,906           127,698
  Inventories                                                                                170,678           140,625
  Income taxes receivable                                                                         --            33,710
  Deferred income tax assets                                                                  50,240            68,148
  Prepaid and other current assets                                                            28,479            32,360
                                                                                           ---------         ---------
       Total current assets                                                                  572,648           499,935

Property, plant and equipment, net                                                           241,671           227,864
Goodwill, net                                                                                 33,981            33,981
Other intangible assets, net                                                                  14,137            15,604
Other assets                                                                                  11,183            12,095
                                                                                           ---------         ---------
       Total assets                                                                        $ 873,620         $ 789,479
                                                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                                         $ 106,115         $  80,671
  Accrued expenses and other liabilities                                                     148,401           127,416
                                                                                           ---------         ---------
       Total current liabilities                                                             254,516           208,087

Deferred income tax liabilities                                                               12,590            12,590
Obligations under capital leases and other liabilities                                         2,864             3,095
                                                                                           ---------         ---------
       Total liabilities                                                                     269,970           223,772
                                                                                           ---------         ---------

Commitments and contingencies

Stockholders' equity
  Convertible preferred stock; $0.001 par value, 1,000,000 shares authorized;
      none issued and outstanding                                                                 --                --
  Common stocks:
    Andrx Group common stock; $0.001 par value, 100,000,000 shares authorized;
      issued and outstanding 72,030,000 shares and 71,501,000 shares
      at September 30, 2003 and December 31, 2002, respectively                                   72                72
    Cybear Group common stock; $0.001 par value, 12,500,000 shares
      authorized; none issued and outstanding                                                     --                --
  Additional paid-in capital                                                                 495,656           487,928
  Restricted stock units, net                                                                 (8,748)           (6,525)
  Retained earnings                                                                          116,612            84,038
  Accumulated other comprehensive income, net of income taxes                                     58               194
                                                                                           ---------         ---------
       Total stockholders' equity                                                            603,650           565,707
                                                                                           ---------         ---------
       Total liabilities and stockholders' equity                                          $ 873,620         $ 789,479
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

                       ANDRX CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               (in thousands, except share and per share amounts)


                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                      September 30,
                                                              ------------------------------      ------------------------------
                                                                  2003              2002              2003             2002
                                                              ------------      ------------      ------------      ------------
Revenues
  Distributed products                                        $    168,334      $    133,020      $    484,457      $    381,567
  Andrx products                                                    74,489            53,391           199,600           163,697
  Licensing and royalties                                            9,588               193            73,780               409
  Other                                                              2,688             2,418             6,817             7,210
                                                              ------------      ------------      ------------      ------------
Total revenues                                                     255,099           189,022           764,654           552,883
                                                              ------------      ------------      ------------      ------------
Operating expenses
  Cost of goods sold                                               170,196           178,405           500,922           434,810
  Selling, general and administrative                               55,055            51,751           168,747           139,495
  Research and development                                          12,729            12,195            38,553            33,537
  Litigation settlements and other charges                              --                --             7,500            60,000
                                                              ------------      ------------      ------------      ------------
Total operating expenses                                           237,980           242,351           715,722           667,842
                                                              ------------      ------------      ------------      ------------

Income (loss) from operations                                       17,119           (53,329)           48,932          (114,959)

Other income (expense)
  Equity in earnings of joint ventures                               1,907             1,145             3,531             2,733
  Interest income                                                      503             1,221             1,600             4,456
  Interest expense                                                    (661)              (43)           (1,957)             (165)
  Gain on sales of assets                                              191               109               773             4,623
                                                              ------------      ------------      ------------      ------------
Income (loss) before income taxes                                   19,059           (50,897)           52,879          (103,312)
Provision (benefit) for income taxes                                 7,318           (17,813)           20,305           (43,407)
                                                              ------------      ------------      ------------      ------------
Net income (loss)                                             $     11,741      $    (33,084)     $     32,574      $    (59,905)
                                                              ============      ============      ============      ============

EARNINGS (LOSS) PER SHARE

ANDRX GROUP COMMON STOCK:
Net income (loss) allocated to Andrx Group
    (including Cybear Group commencing May 17, 2002)          $     11,741      $    (33,084)     $     32,574      $    (53,961)
Premium on Conversion of Cybear Group common stock                      --                --                --              (526)
                                                              ------------      ------------      ------------      ------------

Total net income (loss) allocated to Andrx Group              $     11,741      $    (33,084)     $     32,574      $    (54,487)
                                                              ============      ============      ============      ============

Net income (loss) per share of Andrx Group common stock:
         Basic                                                $       0.16      $      (0.47)     $       0.45      $      (0.77)
                                                              ============      ============      ============      ============
         Diluted                                              $       0.16      $      (0.47)     $       0.45      $      (0.77)
                                                              ============      ============      ============      ============

Weighted average shares of Andrx Group common stock outstanding:

         Basic                                                  71,981,000        70,921,000        71,820,000        70,725,000
                                                              ============      ============      ============      ============
         Diluted                                                72,839,000        70,921,000        72,517,000        70,725,000
                                                              ============      ============      ============      ============

CYBEAR GROUP COMMON STOCK:

Net loss allocated to Cybear Group (through May 17, 2002)                                                           $     (5,944)
Premium on Conversion of Cybear Group common stock                                                                           526
                                                                                                                    ------------

Total net loss allocated to Cybear Group                                                                            $     (5,418)
                                                                                                                    ============

Basic and diluted net loss per share of
  Cybear Group common stock                                                                                         $      (0.80)
                                                                                                                    ============

Basic and diluted weighted average shares of
  Cybear Group common stock outstanding                                                                                6,743,000
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

                       ANDRX CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                           ---------------------------
                                                                                             2003               2002
                                                                                           ---------         ---------
Cash flows from operating activities:
  Net income (loss)                                                                        $  32,574         $ (59,905)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                           20,068            16,069
      Provision for doubtful accounts                                                          5,673             8,215
      Gain on sales of assets                                                                   (773)           (4,623)
      Asset writedowns at aerosol manufacturing operations                                     8,177                --
      Compensation expense on amortization of restricted stock units                           1,086               150
      Distributions in excess of (undistributed) equity in earnings of joint ventures            580            (2,733)
      Income tax benefits on exercises of Andrx Group stock options                            1,252             3,536
      Changes in operating assets and liabilities:
        Accounts receivable, net                                                               8,994            19,328
        Inventories                                                                          (33,048)            3,028
        Prepaid and other assets                                                              (3,003)           (4,264)
        Income tax refund (payment)                                                           51,695              (816)
        Accounts payable and accrued expenses and other liabilities                           46,300            (4,232)
                                                                                           ---------         ---------
      Net cash provided by (used in) operating activities                                    139,575           (26,247)
                                                                                           ---------         ---------

Cash flows from investing activities:
  Maturities (purchases) of investments available-for-sale, net                              (20,275)          106,749
  Purchases of property, plant and equipment, net                                            (29,285)          (67,608)
  Proceeds from sales of assets                                                                  250             1,550
                                                                                           ---------         ---------
      Net cash provided by (used in) investing activities                                    (49,310)           40,691
                                                                                           ---------         ---------

Cash flows from financing activities:
  Proceeds from exercises of Andrx Group stock options                                         2,289             2,765
  Proceeds from issuances of Andrx Group shares
    under the employee stock purchase plan                                                       879             1,513
  Principal payments on capital lease obligations                                               (621)              (54)
                                                                                           ---------         ---------
      Net cash provided by financing activities                                                2,547             4,224
                                                                                           ---------         ---------

Net increase in cash and cash equivalents                                                     92,812            18,668
Cash and cash equivalents, beginning of period                                                35,521            62,311
                                                                                           ---------         ---------
Cash and cash equivalents, end of period                                                   $ 128,333         $  80,979
                                                                                           =========         =========

Supplemental disclosure of cash paid (received) during the period for:
      Interest                                                                             $     968         $     168
                                                                                           =========         =========
      Income taxes                                                                         $ (51,695)        $     816
                                                                                           =========         =========

Supplemental disclosure of non-cash investing and financing activities:

    Assets acquired through capital leases                                                 $   1,234         $     422
                                                                                           =========         =========
    Amounts classified as held-for-sale, net

       Assets                                                                              $   6,169         $     --
                                                                                           =========         =========
       Liabilities                                                                         $   2,254         $     --
                                                                                           =========         =========
    Issuance of restricted stock units                                                     $   3,309         $   4,500
                                                                                           =========         =========
    Conversion of Cybear common stock into Andrx common stock                              $      --         $   2,537
                                                                                           =========         =========




 The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
               (in thousands, except share and per share amounts)


1.  GENERAL

         The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Andrx Corporation and subsidiaries ("Andrx" or the "Company"). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, as permitted by SEC rules and regulations. However, in the opinion of management, the disclosures contained herein are not misleading, and the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly the Company's unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and nine months ended September 30, 2003 and cash flows for the nine months ended September 30, 2003, are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Andrx's Annual Report on Form 10-K for the year ended December 31, 2002, and its quarterly reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003. The December 31, 2002 Condensed Consolidated Balance Sheet included herein was extracted from the December 31, 2002 audited Consolidated Balance Sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         In the third quarter of 2003 the Company determined that it had met the plan of sale criteria in Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" and as a result, the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 include assets and liabilities related to its Massachusetts operations and its Physicians' Online web portal that have been classified as "held-for-sale". Consequently, Other current assets include $6,169 and $20,243 of balances that have been classified as "held-for-sale" as of September 30, 2003 and December 31, 2002, respectively. Accrued and other liabilities include $2,254 and $2,202 of balances that have been classified as "held-for-sale" as of September 30, 2003 and December 31, 2002, respectively. The Company sold its Massachusetts operations in October 2003 (see Note 9) and expects to divest itself of its POL web portal no later than end of the third quarter of 2004.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
               (in thousands, except share and per share amounts)


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

         ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE

         In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The provisions of SFAS No. 148 amend SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The disclosure requirements of SFAS No. 148 are included herein. The Company currently intends to continue to account for employee stock-based compensation in accordance with the provisions of APB No. 25.

         The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB No. 25 and related interpretations. Stock options are granted under those plans to employees or members of the Board of Directors with an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no stock-based employee compensation expense is reflected in the Consolidated Statements of Income for stock options. For restricted stock unit grants, the fair value on the date of the grant is fixed and is amortized on a straight-line basis over the related period of service and such amortization expense is included in Selling, general and administrative ("SG&A") expenses.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
               (in thousands, except share and per share amounts)


         The following table summarizes the pro forma consolidated results of operations of Andrx as though the provisions of the fair value-based method of accounting for employee stock-based compensation of SFAS No. 123 had been used:



                                                                         Three Months Ended                Nine Months Ended
                                                                            September 30,                     September 30,
                                                                     ---------------------------       --------------------------
ANDRX GROUP                                                             2003            2002              2003            2002
                                                                     ----------      -----------       ----------      ----------
Net income (loss) allocated to Andrx Group
   (including Cybear Group commencing May 17, 2002)
     As reported                                                     $   11,741      $   (33,084)      $   32,574      $  (54,487)
     Add: stock-based employee compensation expense included
       in reported net income (loss), net of related tax effect             262               72              673              96
     Deduct: total stock-based employee compensation expense
       determined under the fair value based method for all
       awards, net of related  tax effect                                (6,248)          (4,960)         (17,620)        (15,695)
                                                                     ----------      -----------       ----------      ----------
     Pro forma net income (loss)                                     $    5,755      $   (37,972)      $   15,627      $  (70,086)
                                                                     ==========      ===========       ==========      ==========

Basic net income (loss) per Andrx Group common share
     As reported                                                     $     0.16      $     (0.47)      $     0.45      $    (0.77)
                                                                     ==========      ===========       ==========      ==========
     Pro forma                                                       $     0.08      $     (0.54)      $     0.22      $    (0.99)
                                                                     ==========      ===========       ==========      ==========

Diluted net income (loss) per Andrx Group common share
     As reported                                                     $     0.16      $     (0.47)      $     0.45      $    (0.77)
                                                                     ==========      ===========       ==========      ==========
     Pro forma                                                       $     0.08      $     (0.54)      $     0.22      $    (0.99)
                                                                     ==========      ===========       ==========      ==========


         The fair value of Andrx stock options was estimated using the Black-Scholes option pricing model and the following assumptions:



                                            Three Months Ended            Nine Months Ended
                                                September 30,                September 30,
                                            -------------------           -------------------
                                            2003           2002           2003          2002
                                            ----           ----           ----          ----
Risk-free interest rate                     3.0%           3.3%           3.0%           2.9%
Average life of options (years)             6.0            7.5            5.5            6.4
Average volatility                           76%            91%            88%            91%
Dividend yield                              --              --             --             --



         The range of fair values per share of Andrx options as of the respective dates of grant was $12.34 to $15.03, and $3.81 to $23.49, for stock options granted during the three and nine months ended September 30, 2003, respectively, and $17.99 to $18.75 and $14.19 to $36.68 for the three and nine months ended September 30, 2002, respectively.

         The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model, like all option valuation models, requires highly subjective assumptions including expected stock price volatility. As the Company's employee stock options have characteristics significantly different than those of traded options, and changes in the assumptions can materially affect the fair value estimate, in management's opinion, the option pricing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
               (in thousands, except share and per share amounts)


         In June 2003, Andrx received approval from its stockholders to amend the 2000 stock option plan (the "2000 Plan"). The 2000 Plan was amended, for among other things, (i) to allow for the granting of restricted stock units, stock appreciation rights, and other performance-based awards (collectively, "Other Awards"), in addition to stock options and (ii) to prohibit option re-pricing and the issuance of options at per share exercise prices less than fair market value. Other Awards may not in the aggregate, exceed 1,500,000 shares of Andrx Common Stock. The June 2003 amendment did not affect the 12,000,000 shares authorized for issuance under the 2000 Plan, approved by shareholders in September 2000.



                                                                          January 1, 2002
                                                                              Through
CYBEAR GROUP                                                                May 17, 2002
                                                                          ---------------

Net loss allocated to Cybear Group

As reported                                                                   $(5,418)
  Deduct: total stock-based employee compensation expense determined
        under the fair value-based method for all awards                       (1,230)
                                                                              -------
  Pro forma                                                                   $(6,648)
                                                                              =======

Basic and diluted net loss per Cybear Group
   common share
  As reported                                                                 $ (0.80)
                                                                              =======

  Pro forma                                                                   $ (0.99)
                                                                              =======



         As no Cybear options were awarded during 2002, no related Black-Scholes option pricing model assumptions are provided herein.

         VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities". The provisions of FIN No. 46 clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The provisions of FIN No. 46 require a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities or entitled to receive a majority of the entity's residual returns or both. The provisions of FIN No. 46 also require disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003, and to existing VIEs in the first interim or annual period ending after December 15, 2003. The Company expects the adoption of the provisions of FIN No. 46 will have no effect on its consolidated financial statements, since the Company does not have any VIEs.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
               (in thousands, except share and per share amounts)


         AMENDMENT OF SFAS NO. 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The provisions of SFAS No. 149 amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, except under certain circumstances as contained in SFAS No. 149. Adoption of the provisions of SFAS No. 149 had no effect on the Company's consolidated financial statements, since the Company does not have any derivative financial instruments and does not engage in hedging activities.

         ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The provisions of SFAS No. 150 establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities and certain other specific deferrals. Adoption of the provisions of SFAS No. 150 had no effect on the Company's consolidated financial statements, since the Company does not have any financial instruments with characteristics of both liabilities and equity.

         REVENUE ARRANGEMENT WITH MULTIPLE DELIVERABLES

         In May 2003, the Emerging Issues Task Force ("EITF") finalized EITF 00-21, "Revenue Arrangements with Multiple Deliverables". This pronouncement addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This pronouncement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of the provisions of EITF 00-21 did not have any effect on the Company's consolidated financial statements.

2. EARNINGS (LOSS) PER SHARE

         As a result of the Reorganization, Andrx's operating results for the period from January 1, 2002 through May 17, 2002, have been allocated to each class of common stock. Subsequent to the May 17, 2002 Conversion, operating results and basic and diluted net income (loss) per share of Andrx Common Stock includes the operating results of Cybear.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
               (in thousands, except share and per share amounts)



ANDRX

         For all periods presented, the shares used in computing basic net income (loss) per share of Andrx Common Stock are based on the weighted average number of shares of Andrx Common Stock outstanding and also include the vested portion of restricted stock units. Diluted per share calculations for the 2003 periods include weighted average shares of common stock outstanding, as well as dilutive common stock equivalents, which consist of stock options and unvested restricted stock units as computed using the treasury stock method. For the 2003 periods, the anti-dilutive common stock equivalents include stock options and the unvested portion of restricted stock units in which the exercise price or the issuance price, respectively, exceeded the average market price for such shares during the respective three and nine month periods. For the 2002 periods, all potential shares, as well as unamortized restricted stock units, were excluded from the diluted share computation as the Company reported a net loss and, accordingly, such potential common shares were anti-dilutive.

         A reconciliation of the denominators of basic and diluted earnings
(loss) per share of Andrx Common Stock is as follows:


                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
                                                         ------------------------------          ------------------------------
                                                            2003               2002                 2003                2002
                                                         ----------          ----------          ----------          ----------
Basic weighted average shares of common stock
   outstanding                                           71,981,000          70,921,000          71,820,000          70,725,000
   Effect of dilutive items:
      Stock options and  unvested restricted
        stock units                                         858,000                  --             697,000                  --
                                                         ----------          ----------          ----------          ----------
Diluted weighted average shares of common stock
   outstanding                                           72,839,000          70,921,000          72,517,000          70,725,000
                                                         ==========          ==========          ==========          ==========
Anti-dilutive common stock equivalents                    4,119,000           4,241,000           5,001,000           3,611,000
                                                         ==========          ==========          ==========          ==========



CYBEAR

         The shares used in computing net loss per share of Cybear Common Stock were based on the weighted average shares of Cybear Common Stock outstanding for the period from January 1, 2002 through May 17, 2002. As Cybear incurred a net loss for such period, all Cybear Common Stock equivalents were excluded from the Cybear diluted share computation, since the effects were anti-dilutive.

3. INVENTORIES AND COST OF GOODS SOLD

         Inventories consist of the following:

                                           September 30,          December 31,
                                               2003                   2002
                                           -------------          ------------

               Raw materials                 $ 38,777               $ 26,350
               Work in process                 17,422                  7,505
               Finished goods                 114,479                106,770
                                             --------               --------
                                             $170,678               $140,625
                                             ========               ========

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
               (in thousands, except share and per share amounts)

         As of September 30, 2003, the Company had approximately $7,849 in inventories, primarily raw materials, relating to products pending launch, while the Company awaits receipt of final Food and Drug Administration ("FDA") marketing approval and/or satisfactory resolution of patent infringement litigation.

         For the nine months ended September 30, 2003, the condensed consolidated statement of income includes $12,759 in charges to cost of goods sold related to the production of the Company's products and product commercialization activities, including a provision of $5,723 related to pre-launch production of Andrx's bioequivalent versions of Wellbutrin SR(R)/Zyban(R) placed into production after December 31, 2002.

         For the nine months ended September 30, 2003, the Company recorded charges of $8,177, included in cost of goods sold, related to the writedown of certain assets ($2,994 for inventories and $5,183 for property, plant and equipment) of the Company's Massachusetts aerosol facilities. The Company also recorded charges to cost of goods sold for the three and nine months ended September 30, 2003 of $1,571 and $4,264, respectively, relating primarily to under utilization and inefficiencies at the Company's Massachusetts aerosol facilities. The Company sold its Massachusetts aerosol manufacturing operations in October 2003. (See Note 9.) During the three and nine months ended September 30, 2003, Andrx also recorded charges to cost of goods sold of $1,081 and $3,812, respectively, associated primarily with its manufacturing facilities in Morrisville, North Carolina (which the Company is renovating) and in Davie, Florida (related to under utilization and inefficiencies). Though the 2003 nine month period also included charges related to Andrx's Weston, Florida manufacturing facility, Andrx recently modified its plans and now intends to use that facility for Research and Development ("R&D") and other non-commercial operations. During the three and nine months ended September 30, 2002, cost of goods sold included $2,267 and $6,739, respectively, related to excess capacities at its Massachusetts aerosol facility and $1,147 and $4,283, respectively, relating to under utilization and inefficiencies at its Davie, Florida manufacturing facility.

4. LICENSING REVENUES

         In October 2002, Andrx entered into an agreement with Genpharm Inc. ("Genpharm") and Kremers Urban Development Co. ("KUDCo"), pursuant to which Andrx and Genpharm relinquished their marketing exclusivity rights to the 10mg and 20mg strengths of Omeprazole (generic Prilosec(R)), thereby accelerating the ability of KUDCo to receive final FDA marketing approval for its version of that product, which KUDCo received on November 1, 2002. Licensing revenues from KUDCo for the three and nine months ended September 30, 2003 are $8,290 and $71,176, respectively. KUDCo estimates that licensing revenues to be earned by Andrx for October 2003 will be approximately $1,859.

         The licensing rate earned by Andrx from its agreement with KUDCo decreased from 15% to 9% on June 9, 2003 per the terms of the related agreement. Additional competition has resulted in reduced sales for KUDCo's version of Prilosec, thereby reducing licensing revenues for Andrx, as a result of the August 2003 launch of two additional bioequivalent versions of Prilosec and the September 2003 launch of an over-the-counter ("OTC") version of Prilosec. Additional competitors may enter the Prilosec marketplace before the end of 2003.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
               (in thousands, except share and per share amounts)

5. PROVISION (BENEFIT) FOR INCOME TAXES

         For the three and nine months ended September 30, 2003, the Company recorded provisions for income taxes of $7,318 and $20,305, respectively, or 38% of income before income taxes. For the three and nine months ended September 30, 2003, the Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes. For the three and nine months ended September 30, 2002, the Company recorded an income tax benefit of $17,813 and $43,407, or 35% and 42%, respectively, of loss before income taxes. The income tax benefit for the nine months ended September 30, 2002, included the reversal of a $7,249 valuation allowance on deferred income tax assets related to certain net operating loss carryforwards.

         During the nine months ended September 30, 2003, the Company received $51,695 from income tax refunds.


6. COMPREHENSIVE INCOME (LOSS)

    The components of the Company's comprehensive income (loss) are as follows:


                                                Three Months                         Nine Months
                                             Ended September 30,                  Ended September 30,
                                        ---------------------------           ---------------------------
                                          2003               2002               2003               2002
                                        --------           --------           --------           --------
Net income (loss)                       $ 11,741           $(33,084)          $ 32,574           $(59,905)
Investments available-for-sale
    Unrealized loss, net                     (74)              (172)              (213)              (246)
    Income tax benefit                        28                 63                 77                 91
                                        --------           --------           --------           --------
                                             (46)              (109)              (136)              (155)
                                        --------           --------           --------           --------
Comprehensive income (loss)             $ 11,695           $(33,193)          $ 32,438           $(60,060)
                                        ========           ========           ========           ========



7. BUSINESS SEGMENTS

         See the Company's Form 10-K for the year ended December 31, 2002 for a discussion of its business segments.

         The following table represents unaudited financial information by business segment:


                                                                  As of or for the Three Months Ended
                                                                           September 30, 2003
                                            ----------------------------------------------------------------------------------
                                            Distributed     Bioequivalent        Brand           Corporate
                                              Products         Products         Products          & Other         Consolidated
                                            -----------     -------------      ---------         ---------        ------------
Revenues                                     $ 168,334        $  72,587        $  14,178         $      --         $ 255,099
Income (loss) from operations                   12,145           29,882          (12,434)          (12,474)           17,119
Equity in earnings of joint ventures                --            1,907               --                --             1,907
Interest income                                     --               --               --               503               503
Interest expense                                    --               --               28               633               661
Gain on sales of assets                             --               --              191                --               191
Depreciation and amortization                      789            3,525            1,228               871             6,413
Purchases (dispositions) of property,
  plant and equipment, net                         635            3,798             (220)            2,091             6,304
Total assets, end of period                    241,560          305,155           74,484           252,421           873,620


                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
               (in thousands, except share and per share amounts)




                                                                  As of or for the Three Months Ended
                                                                          September 30, 2002
                                          -----------------------------------------------------------------------------------
                                          Distributed     Bioequivalent          Brand           Corporate
                                            Products         Products           Products          & Other        Consolidated
                                          -----------     -------------        ---------         ---------       ------------
Revenues                                    $ 133,020        $  50,174         $   5,828         $      --         $ 189,022
Income (loss) from operations                  10,151          (33,578)          (16,962)          (12,940)          (53,329)
Equity in earnings of joint ventures               --            1,145                --                --             1,145
Interest income                                    --               --                --             1,221             1,221
Interest expense                                   --               --                --                43                43
Gain on sales of assets                            --               --               109                --               109
Depreciation and amortization                     769            3,572             1,364                12             5,717
Purchases of property, plant and
  equipment, net                                4,612           17,639                86               740            23,077
Total assets, end of period                   218,120          217,383            70,302           271,279           777,084




                                                                        Nine Months Ended
                                                                        September 30, 2003
                                           ------------------------------------------------------------------------------
                                           Distributed     Bioequivalent      Brand          Corporate
                                             Products        Products        Products         & Other        Consolidated
                                           -----------     -------------     --------        ---------       ------------
Revenues                                     $484,457        $244,571        $ 35,626         $     --         $764,654
Income (loss) from operations                  31,094         108,897         (49,238)         (41,821)          48,932
Equity in earnings of joint ventures               --           3,531              --               --            3,531
Interest income                                    --              --              --            1,600            1,600
Interest expense                                   --              --              96            1,861            1,957
Gain on sales of assets                            --              --             773               --              773
Depreciation and amortization                   3,515          11,770           3,769            1,014           20,068
Purchases (dispositions) of property,
   plant and equipment, net                     3,741          23,238             (96)           2,402           29,285






                                                                          Nine Months Ended
                                                                          September 30, 2002
                                          -----------------------------------------------------------------------------------
                                          Distributed     Bioequivalent         Brand           Corporate
                                            Products         Products          Products          & Other         Consolidated
                                            ---------        ---------         ---------         ---------       ------------
Revenues                                    $ 381,567        $ 150,666         $  20,650         $      --         $ 552,883
Income (loss) from operations                  23,343           (2,408)          (47,475)          (88,419)         (114,959)
Equity in earnings of joint ventures               --            2,733                --                --             2,733
Interest income                                    --               --                --             4,456             4,456
Interest expense                                   --               --                --               165               165
Gain on sales of assets                            --               --             4,623                --             4,623
Depreciation and amortization                   2,017            9,205             4,799                48            16,069
Purchases of property, plant and
  equipment, net                               11,196           54,862               296             1,254            67,608



         In August 2002, Andrx management learned that an employee had made numerous improper entries that affected the adequacy of the Company's allowance for doubtful accounts receivable. Management determined that the Company's provision for doubtful accounts receivable (included in SG&A) was understated during 1999, 2000, 2001 and the first quarter of 2002, by the aggregate amount of $4,902. The understatement to the allowance for doubtful accounts receivable applicable to the unaudited three month period ended March 31, 2002 was $888, of which $803 was attributable to the distributed products segment and $85 was attributable to the bioequivalent products segment. After consideration of all of the facts and circumstances, the Company recognized the entire $4,902 prior period misstatement in the second quarter of 2002, as the Company believed it was not material to any period affected.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
               (in thousands, except share and per share amounts)


8. LITIGATION AND CONTINGENCIES

         For the nine month period ended September 30, 2003, the Company recorded a charge of $7,500 related to various previously disclosed legal claims, including a negotiated settlement of an obligation to one of the Company's law firms with respect to Andrx's bioequivalent version of Tiazac(R). The nine month period ended September 30, 2002, includes a litigation settlements charge of $60,000 related to the Company's Cardizem(R) CD antitrust litigation, as discussed below.

         TIAZAC RELATED SECURITIES CLAIMS

         Several securities fraud class action complaints were filed on or about March 2002, alleging that Andrx and certain of its officers and directors engaged in securities fraud and/or made material misrepresentations regarding the regulatory status of the Company's ANDA for a bioequivalent version of Tiazac. The amended class action complaint sought a class period for those persons or institutions that acquired Andrx Common Stock from April 30, 2001, through February 21, 2002. In November 2002, the U.S. District Court for the Southern District of Florida granted in part Andrx's motion to dismiss the amended consolidated class action complaint and determined that all but one of the statements allegedly made in violation of the federal securities laws should be dismissed as a matter of law. The Court's decision reduced the class period to the six week period commencing January 9, 2002, and ending February 21, 2002. The Court later granted Andrx's motion to strike all allegations of insider trading from the complaint. Though the Company believes that the plaintiffs are unlikely to prevail in their claims, an adverse judgment could have a material adverse effect on the Company's business and consolidated financial statements.

         WELLBUTRIN SR/ZYBAN RELATED SECURITIES CLAIMS

         Seven putative securities fraud class action complaints have been filed against Andrx and certain of its officers and directors for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. These actions were consolidated and on October 20, 2003, plaintiffs filed their consolidated class action complaint in the U.S. District Court for the Southern District of Florida asserting a class period of March 1, 2002 through March 4, 2003. The complaint generally alleges that, during the class period, Andrx made a series of misrepresentations and/or positive statements regarding FDA approval of its generic Wellbutrin SR/Zyban product and failed to disclose dating issues with respect to its product and product inventory. Though the Company is not in a position to determine the ultimate outcome of this litigation, an adverse judgment could have a material adverse effect on the Company's business and consolidated financial statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
               (in thousands, except share and per share amounts)




          CARDIZEM CD ANTITRUST LITIGATION

         Beginning in August 1998, several putative class action lawsuits were filed against Andrx and Aventis arising from a 1997 stipulation (the "1997 Stipulation") entered into between Andrx and Aventis S.A. ("Aventis") in connection with a patent infringement suit brought by Aventis with regard to its product, Cardizem CD. The actions pending in federal court have been consolidated for multi-district litigation purposes in the U.S. District Court for the Eastern District of Michigan. The complaint in each action alleges that Andrx and Aventis, by way of the 1997 Stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly gave Aventis and Andrx a near monopoly in the U.S. market for Cardizem CD and a bioequivalent version of that pharmaceutical product. According to the complaints, the monopoly possessed by the defendants enables Aventis to perpetuate its ability to fix the price of Cardizem CD at an artificially high price, free from generic competition, with the result that direct purchasers such as pharmacies, as well as indirect purchasers such as medical patients who have been issued prescriptions for Cardizem CD are forced to overpay for the drug. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 2000, the District Court granted summary judgment to plaintiffs finding that the 1997 Stipulation was a per se violation of antitrust laws. On June 13, 2003, the U.S. Court of Appeals for the Sixth Circuit affirmed the district court's opinion finding that the 1997 Stipulation was a per se violation of the federal antitrust laws. Andrx is considering its legal options, which include seeking legal review by the U.S. Supreme Court.

         On May 14, 2001, the State Attorneys General for the States of New York and Michigan, joined by 13 additional states and the District of Columbia, filed suit against Andrx and Aventis in the same federal court in which the above described consolidated Cardizem CD antitrust class action litigation is being conducted. The attorneys generals' suit is brought on behalf of their government entities and consumers resident in their jurisdictions who allegedly were damaged as a result of the 1997 Stipulation. Subsequently, an amended complaint was filed adding 12 additional states and Puerto Rico to the action. The lawsuit essentially reiterates the claims asserted against Andrx in the aforementioned Cardizem CD antitrust class action litigation and seeks the same relief sought in that litigation.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
               (in thousands, except share and per share amounts)


         On November 26, 2002, the Court approved a settlement between the direct purchasers and Andrx and Aventis. In October 2003, the Court approved a settlement among the indirect purchasers, the attorneys general for all 50 states, the District of Columbia and Puerto Rico, Andrx and Aventis. Discovery is still ongoing for the remaining group of litigants, including those who timely chose to opt out of the settlements described above. If not settled, Andrx anticipates that these matters may take several years to be resolved, but an adverse judgment could have a material adverse effect on the Company's business and consolidated financial statements. Andrx intends to vigorously litigate any outstanding related cases that it cannot settle on a reasonable basis.

         ALPHARMA

         On or about September 26, 2003, Alpharma USPD, Inc. ("Alpharma") filed a complaint against Armstrong Pharmaceuticals ("Armstrong"), which was a subsidiary of the Company, in the United States District Court for the Southern District of New York for alleged breach of contract and negligent misrepresentation arising from a recall of Epiniphrine Mist, a product manufactured by Armstrong for Alpharma. In the complaint, Alpharma seeks to recover $18,000 in damages for its breach of contract claim, $17,400 in damages for its negligent misrepresentation claim and $50,000 in punitive damages. Andrx disputes both the basis for liability and the amount of damages owed and believes that at least part of the cause of the recall is attributable to Alpharma. Andrx also believes that it is entitled to indemnification for at least part of these claims from Medeva Pharmaceuticals Manufacturing, Inc., from whom Andrx purchased Armstrong in March 2001. Andrx sold Armstrong in October 2003, but has agreed to indemnify the purchaser against certain potential liabilities of Armstrong, including any liability arising out of the alleged breach by Armstrong of its manufacturing agreement with Alpharma (see Note 9). Though the Company is not in a position to determine the ultimate outcome of this matter, an adverse outcome to this claim could have a material adverse affect on the Company's business and consolidated financial statements.

         CLARITIN D(R)-24 PATENT LITIGATION

         In March 2000, Schering Plough Corporation ("Schering") filed suit against Andrx in the United States District Court for the District of New Jersey alleging that the Company's bioequivalent version of Claritin D-24 infringed both a metabolite patent and a formulation patent. On August 8, 2002, the U.S. District Court for the District of New Jersey entered an order granting Andrx's Motion for Summary Judgment with respect to the metabolite patent (U.S. Patent No. 4,659,716) and ruled that claims 1 and 3 of the metabolite patent were invalid. On August 1, 2003, the U.S. Court of Appeals for the Federal Circuit affirmed the district court's order finding that the claims asserted against Andrx were invalid. Schering then moved for a rehearing, which was denied. As such, unless Schering obtains certiorari from the U.S. Supreme Court, the appellate court's decision on this patent is final. In October 2003, Andrx and Schering reached a settlement dismissing the remaining patent issues in the Claritin D-24 litigation, with prejudice, and Andrx received a license to the formulation patent at issue in this litigation in exchange for a non-material payment to Schering.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
               (in thousands, except share and per share amounts)



         NAPRELAN(R) PATENT LITIGATION

         In October 1998, Elan Corporation, plc ("Elan") filed suit against Andrx in the U.S. District Court for the Southern District of Florida alleging that the Company's bioequivalent version of Naprelan infringed its patent. On March 14, 2002, the Court issued an order of final judgment in favor of Andrx, invalidating the patent in issue. In March 2003, the U.S. District Court for the Southern District of Florida issued an order denying Elan's motion for reconsideration and its motion to amend and supplement the findings of fact and also denying Andrx's motion asking the court for a ruling on its defenses of non-infringement. Both Elan and Andrx have appealed the District Court's decisions. Andrx has commenced selling its bioequivalent version of Naprelan. Though the Company believes that Elan is unlikely to prevail in its claims of infringement, a final court determination that Elan's patent is valid and that the Andrx product infringes claims thereof could have a material adverse effect on the Company's business and consolidated financial statements.


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

         ENTEX(R) LINE OF PRODUCTS

         On October 17, 2003, FDA issued a draft compliance policy guide with respect to pharmaceutical products that are presently permitted to be on the market and sold by prescription without an approved ANDA or New Drug Application ("NDA"), such as the Entex line of products. This draft guidance states that it is intended to provide notice that once it approves a version of such product, any unapproved drug product will be subject to FDA enforcement action at any time, and that FDA will evaluate each product on a case-by-case basis. In determining whether to permit a grace period, and how long such grace period will be, FDA indicates that it will consider factors such as: (1) the effects on the public health of immediate removal, (2) the difficulty of conducting any required studies, and preparing and obtaining approval of an application, (3) the burden on affected parties, (4) FDA's available enforcement resources, and
(5) any special circumstances. This guidance is only a draft, and FDA has requested that comments be received by mid-December 2003. Andrx is continuing to assess this matter, including whether to seek FDA approval for marketing some or all of the Entex line of products as prescription products or OTC products and the requirements imposed by FDA for NDA and ANDA submissions. Andrx will also continue to periodically assess the unamortized portion of its Entex product rights ($11,391 as of September 30, 2003) and Entex inventories ($35 as of September 30, 2003) for any resulting impairment.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
               (in thousands, except share and per share amounts)


         ALTOCOR(TM)

         In May 2002, Kos Pharmaceuticals ("KOS") filed a notice of opposition to Andrx's application for a registered trademark for Altocor alleging a likelihood of confusion between their trademark, Advicor(R), and Altocor. On August 13, 2003, KOS also filed a lawsuit against Andrx in the United States District Court for the District of New Jersey seeking to enjoin Andrx from the sale of its product under the Altocor name or to recover damages as a result thereof. On September 18, 2003, the District Court denied KOS' motion for preliminary injunction. KOS has appealed this decision to the U.S. Court of Appeals for the Third Circuit. Though the Company believes that KOS is unlikely to prevail in its claims, an adverse judgment could have a material adverse effect on the Company's business and consolidated financial statements.

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

9.  SUBSEQUENT EVENTS

         SALE OF MASSACHUSETTS AEROSOL OPERATIONS

         On October 9, 2003, Andrx entered into an agreement with Amphastar Pharmaceuticals, Inc. ("Amphastar"), a California-based generic and specialty pharmaceutical company, to sell Armstrong, its Massachusetts-based aerosol manufacturing operations for $3,000. Andrx also agreed, under certain circumstances, to continue to purchase certain minimum quantities of Albuterol MDI (metered dose inhalers) manufactured in the Massachusetts facilities for at least one year. The agreement with Amphastar contains customary terms and conditions and includes Andrx's undertaking to indemnify Amphastar against certain potential liabilities of the Massachusetts operations, including any liability of that operation arising in connection with the claim (now a lawsuit) by Alpharma for the alleged breach by Armstrong of its manufacturing agreement with Alpharma. (See Note 8.) The Company estimates that any gain or loss recorded from this transaction will not be material to the Company's consolidated financial statements.

         APPROVABLE LETTER RECEIVED FOR FORTAMET

         In October 2003, FDA issued an approvable letter for Fortamet (metformin extended-release) tablets, 500mg and 1000mg, Andrx's second internally developed brand product. An approvable letter sets out the conditions that a company must meet in order to obtain FDA final marketing approval. Andrx believes it will address the requirements of the approvable letter before the end of the fourth quarter of 2003, and that it will receive FDA approval and otherwise be able to launch Fortamet in the first half of 2004.

                       ANDRX CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
               (in thousands, except share and per share amounts)


         FDA APPROVES ANDA FOR CLARITIN REDITABS


         In November 2003, FDA approved the marketing of the Company's ANDA for loratadine orally disintegrating tablets 10mg, which are bioequivalent to Schering's Claritin RediTabs. This product is labeled for the relief of symptoms of seasonal allergic rhinitis (hay fever) and will be marketed by L. Perrigo Company as an OTC product.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Andrx Corporation and subsidiaries ("Andrx" or the "Company"):

                  o        develops and commercializes bioequivalent versions of

                           (i) controlled-release pharmaceutical products, using its proprietary drug delivery technologies, and

                           (ii) specialty, niche and immediate-release pharmaceutical products, including oral contraceptives,

                  o        develops and commercializes brand name
                           pharmaceuticals where it believes that the application of Andrx's drug delivery technologies may improve the efficacy or other characteristics of existing pharmaceutical products, and

                  o distributes pharmaceutical products manufactured by third parties, primarily generics, to independent pharmacies, pharmacy chains, pharmacy buying groups and, to a lesser extent, physicians' offices.

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

         FORWARD LOOKING STATEMENTS

         Forward-looking statements (statements which are not historical facts) in this release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by or on behalf of the Company that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "to," " plan," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, the Company's dependence on a relatively small number of products; licensing revenues; the timing and outcome of patent, antitrust and other litigation and future product launches; whether the Company will be awarded any market exclusivity period and, if so, the precise dates thereof; government regulation generally; competition; manufacturing capacities and output; the Company's ability to develop and successfully commercialize new products; the loss of revenues from existing products; development and marketing expenses that may not result in commercially successful products; Andrx's inability to obtain, or the high cost of obtaining, licenses for third party technologies; commercial obstacles to the successful introduction of brand products generally; exclusion of Andrx's brand products from formularies; the consolidation or loss of customers; Andrx's relationship to its suppliers; the success of Andrx's joint ventures; difficulties in integrating, and potentially significant charges associated with, acquisitions of technologies, products and businesses; the inability to obtain sufficient supplies from key suppliers; the impact of returns, allowances and chargebacks; product liability claims; rising costs and limited availability of product liability and other insurance; the loss of key personnel; failure to comply with environmental laws; and the absence of certainty regarding the receipt of required regulatory approvals or the timing or terms of such approvals. Andrx is also subject to other risks detailed herein or detailed from time to time in its filings with the U.S. Securities and Exchange Commission ("SEC"), including, but not limited to, the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and Forms 10-Q for the quarters ended March 31, 2003 and June 30, 2003. Andrx disclaims any responsibility to update the forward-looking statements contained herein.

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of its consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including but not limited to, those related to:

         o        allowance for doubtful accounts receivable,
         o        inventories and cost of goods sold,
         o        sales returns and allowances,
         o        useful life or impairment of goodwill,
         o        useful life or impairment of other intangible assets,
         o        deferred income tax asset valuation allowance,
         o        licensing revenues and royalties,
         o        litigation settlements and related accruals, and
         o        insurance programs.

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

         The Company believes that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

         ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the Company's inability to collect from customers. As of September 30, 2003, the Company's net accounts receivable totaling $112.9 million, include an allowance for doubtful accounts receivable of $10.0 million. Accounts receivable generated from the Company's distribution operations are principally due from independent pharmacies, pharmacy chains, pharmacy buying groups and, to a lesser extent, physicians' offices. Accounts receivable generated from the Company's bioequivalent and brand product sales are principally due from large warehousing pharmacy chains, wholesalers and large managed care customers. In extending credit, the Company attempts to assess its ability to collect by, among other things, evaluating the customer's financial condition, both initially and on an ongoing basis. Collateral is generally not required. In evaluating the adequacy of its allowance for doubtful accounts receivable, management primarily analyzes accounts receivable balances, the percentage of accounts receivable by aging category, and historical bad debts, and also considers, among other things, customer concentrations, customer credit-worthiness, and changes in customer payment terms or payment patterns. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments or the Company's ability to collect, an increase to the allowance may be required. Also, should actual collections of accounts receivable be different than the Company's estimates included in the determination of its allowance, the allowance would be increased or decreased through charges or credits to Selling, general and administrative expenses ("SG&A") in the Consolidated Statements of Income in the period in which such changes in collection become known. If conditions change in future periods, additional allowances or reversals may be required. Such additional allowances could be significant.


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

         INVENTORIES AND COST OF GOODS SOLD

         Inventories consist primarily of finished goods held for distribution, and raw materials, work in process and finished goods of Andrx bioequivalent and brand products. As of September 30, 2003, the Company had $170.7 million in inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution is based on purchase price, net of vendor discounts, rebates and other allowances, but excludes shipping, warehousing and distribution costs, which are expensed as incurred and reported as SG&A in the Consolidated Statements of Income. In evaluating whether inventories are stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, the estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition for its inventories held for distribution, the Company's right to return or exchange such products with the products' manufacturer. As appropriate, provisions through cost of goods sold are made to reduce inventories to their net realizable value. If conditions change in future periods, additional provisions may be required. Such additional provisions could be significant.

         Andrx has made, is in the process of making and/or will scale-up and make, commercial quantities of certain of its product candidates prior to the date Andrx anticipates that such products will receive FDA final marketing approval and/or satisfactory resolution of the patent infringement litigation involving them (i.e., pre-launch inventory). Production of pre-launch inventories involves the risk that such products may not be approved for marketing by FDA on a timely basis, or ever, and/or that the outcome of related litigation may not be satisfactory. This risk notwithstanding, Andrx may continue to scale-up and build pre-launch inventories of certain products that have not yet received final FDA approval and/or satisfactory resolution of patent infringement litigation when it believes that such action is appropriate in relation to the commercial value of its product launch opportunity. When an exclusivity period is involved, this is a particularly difficult determination. As of September 30, 2003, the Company had approximately $7.8 million of inventories, primarily raw materials, pending final approval and/or satisfactory resolution of patent infringement litigation.

         In July 2003, the Company entered into an Exclusivity Transfer Agreement ("Exclusivity Agreement") with Impax Corporation ("Impax") and a subsidiary of Teva Pharmaceutical Industries Ltd ("Teva") pertaining to the pending ANDAs for bioequivalent versions of Wellbutrin SR and Zyban 100mg and 150mg extended-release tablets filed by Andrx and by Impax. The Exclusivity Agreement provides, among other things, that while Andrx will continue to seek to launch its own versions of these ANDA products, if it is unable to do so within a defined period of time, and Impax is able to market its ANDA products, Andrx will enable Impax to launch the Impax products through Teva. Impax and Teva will then share certain profits with Andrx relating to the sale of the Impax products for a 180-day period. In connection with the Exclusivity Agreement, the Company has made and will continue to make certain advances in connection with Impax's preparation for the launch of their product. Upon launch of their product by Teva, Impax will reimburse Andrx for these advances. As of September 30, 2003, the Company advanced $7.1 million to Impax and such amount is included in Prepaid and other current assets in the Unaudited Consolidated Balance Sheet. These advances involve certain risks. In the event Andrx elects to manufacture and market its own products, and as a result the Impax product will no longer be saleable, Andrx will not be paid for such advances and will be required to reimburse Impax and Teva for certain launch preparation and other related costs that have been so affected. This risk notwithstanding, Andrx will continue to make advances for the scale-up and manufacture of commercial quantities under the Exclusivity Agreement.

         For the three and nine months ended September 30, 2003, cost of goods sold included $1.6 million and $4.3 million, respectively, relating primarily to under utilization and inefficiencies at Andrx's Massachusetts aerosol manufacturing facilities. As Andrx sold its Massachusetts aerosol manufacturing operations on October 9, 2003, such charges will not be included in future operating results.

         During the three and nine months ended September 30, 2003, Andrx also recorded charges to cost of goods sold of $1.1 million and $3.8 million, respectively, associated with its manufacturing facilities in Morrisville, North Carolina (which the Company is renovating) and in Davie, Florida (related to under utilization and inefficiencies). The nine month period charges to cost of goods sold also include expenses associated with its Weston, Florida facility, which the Company now intends to use for R&D and other non-commercial manufacturing operations. For the nine months ended September 30, 2003, cost of goods sold also includes charges totaling $12.8 million for the production of the Company's products and product commercialization activities, including a provision of $5.7 million related to pre-launch production of Andrx's bioequivalent versions of Wellbutrin SR/Zyban placed into production after December 31, 2002. The Company is continuing to work on resolving the FDA and USP issues that affect its ANDAs for bioequivalent versions of Wellbutrin SR/Zyban.

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

         The Company has an arrangement with L. Perrigo Company ("Perrigo") for the sale of the Company's version of Loratadine-D12, Loratadine-D24 and Loratadine Quick Dissolve Tabs, that are bioequivalent to the related Claritin family of brand products, as over the counter ("OTC") products. In June 2003, Perrigo launched Andrx's OTC version of Claritin D-24. Under the terms of the arrangement, Andrx will manufacture and Perrigo will package and market these products, and the parties will share the net profits, as defined, from product sales. Andrx recognizes revenue from such sales after Perrigo has shipped and the customer has accepted the product, less estimates for product returns and other customary allowances. The net profits reported by Andrx are subject to numerous estimates by Perrigo such as returns and other sales allowances and certain related expenses.

         In its brand business, the Company must make significant estimates for sales returns and allowances for its products. These estimates are dependent on the Company's ability to promote to physicians, create demand for its products, pull products through the distribution channel and estimate returns, future levels of prescriptions for its products and the inventory levels in the distribution channel. It is a common pharmaceutical industry practice for brand manufacturers to offer customers, among other things, buy-in allowances on initial purchases prior to promotion activities by the manufacturer. In addition, the Company conducts a significant amount of its sales with a limited number of large pharmaceutical wholesalers and warehousing pharmacy chains that have a right to return or exchange product they purchased. In 2003, approximately 60% of the brand product shipments were made to three customers. Furthermore, as there are a limited number of large customers, these customers can and do exert significant leverage on the Company relative to, among other things, product returns and other concessions. As a result, the Company must make significant accounting estimates related to sales allowances in connection with the recognition of revenues, and periodically reviews such estimates. The Company's policy is to recognize net sales to the extent it can reasonably estimate returns and the product being pulled through the distribution channel. If conditions change in future periods, additional allowances or reversals may be required. Such additional allowances could be significant.

         USEFUL LIFE OR IMPAIRMENT OF GOODWILL

         Under the purchase method of accounting for acquisitions, goodwill represents the excess of purchase price over the fair value of the net assets acquired. As of September 30, 2003, the Company had approximately $34.0 million of goodwill in the Unaudited Condensed Consolidated Balance Sheet consisting of $26.3 million from the acquisition of CTEX Pharmaceuticals, Inc ("CTEX") in January 2001 and $7.7 million from the acquisition of Valmed Pharmaceuticals, Inc. ("Valmed") in March 2000. With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 in 2002, goodwill is no longer amortized and is subject to a periodic assessment, based on fair value, of whether there is any impairment in the value of the acquired goodwill. This assessment is to be performed at least annually, and the applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. If conditions in future periods change, impairment charges may be required. Such additional charges could be significant.

         USEFUL LIFE OR IMPAIRMENT OF OTHER INTANGIBLE ASSETS

         As of September 30, 2003, the Company had $14.1 million of other intangible assets, net in the Unaudited Condensed Consolidated Balance Sheet, which consisted primarily of $1.2 million related to patents for Andrx's electronic prescription process, and $11.4 million, $1.5 million and $5,000 for product rights related to the Entex, Anexsia(R) and Embrex(R) product lines, respectively. Andrx's Physicians' Online ("POL") web portal and related trademarks and patents relating to Andrx's electronic prescription process are being amortized over periods ranging from four to 14 years. Brand product rights purchased from other pharmaceutical companies or acquired through the allocation of purchase price upon the acquisition of another entity are being amortized over periods ranging from three to 10 years. Management established the amortization period based on an estimate of the period that the assets would generate positive cash flow. If conditions in future periods change, the Company may be required to decrease the estimated amortization period. Amortization is provided using the straight-line method over the estimated useful life. Intangible assets are reviewed for change in useful life or impairment whenever events or changes in circumstances have occurred that may warrant revision of the estimated useful life or indicate that the carrying amount of an asset may not be recoverable. If conditions in future periods change, impairment charges may be required, which could be significant.

         On October 17, 2003, FDA issued a draft compliance policy guide with respect to pharmaceutical products that are presently permitted to be on the market and sold by prescription without an approved ANDA or New Drug Application ("NDA"), such as Andrx's Entex line of products. This draft guidance states that it is intended to provide notice that once FDA approves a version of such product, any unapproved drug product will be subject to FDA enforcement action at any time, and that FDA will evaluate each product on a case-by-case basis. In determining whether to permit a grace period, and how long such grace period will be, FDA indicates that it will consider factors such as: (1) the effects on the public health of immediate removal, (2) the difficulty of conducting any required studies, and preparing and obtaining approval of an application, (3) the burden on affected parties, (4) FDA's available enforcement resources, and
(5) any special circumstances. This guidance is only a draft, and FDA has requested that comments be received by mid-December 2003. Andrx is continuing to assess this matter, including whether to seek FDA approval for marketing some or all of the Entex line of products as prescription products or over-the-counter ("OTC") products and the requirements imposed by FDA for NDA and ANDA submissions. Andrx will also continue to periodically assess the unamortized portion of its Entex product rights ($11.4 million as of September 30, 2003) and Entex inventories ($35,000 as of September 30, 2003) for any resulting impairment.

         DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE

         Under the provisions of SFAS No. 109, "Accounting for Income Taxes", the Company is required to record a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. As of September 30, 2003, the Company had $50.2 million in deferred income tax assets. As of September 30, 2003, the Company determined that no valuation allowance was necessary on its deferred income tax assets after considering its ability to utilize net operating losses, future taxable income projections and ongoing prudent and feasible tax planning strategies. In the event the Company was to determine that it would not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax asset would be charged to the Consolidated Statements of Income in the period such determination was made.

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

                  (i)      approximately the next 12 months, or

                  (ii) until an appellate court decision, as defined in the agreement, occurs, and

         o 6.25% of KUDCo's Net Profits during approximately the next 24 months thereafter.

         Such licensing fees may also cease if either Andrx or Genpharm becomes lawfully permitted to launch their own bioequivalent version of Prilosec. Under the agreement, KUDCo is required to provide Andrx with an estimate of Andrx's licensing revenues for each month within 10 days subsequent to such month. Payments are currently due to Andrx 60 days after the respective month end. Based on the estimates received from KUDCo, Andrx recorded $8.3 million in estimated licensing revenues in the third quarter of 2003. KUDCo estimates that licensing revenues to be earned by Andrx for October 2003 will be approximately $1.9 million. Future KUDCo licensing revenues will be dependent on a number of factors, including, among other things, the applicable licensing rate (which reduced from 15% to 9% on June 9, 2003), KUDCo's profits derived from its sales of its generic Prilosec, which is primarily dependent on competition and per unit selling prices, the outcome of the various litigations involving generic Prilosec, the number of competitors in the Prilosec marketplace, pricing, an OTC version of Prilosec and other market pressures and other factors outside of Andrx's control. In August 2003, two additional companies launched their bioequivalent versions of Prilosec, which reduced sales for KUDCo's bioequivalent version of Prilosec and licensing revenues to Andrx. In September 2003, an OTC version of Prilosec was launched. Additional competitors may enter the Prilosec marketplace before the end of 2003.

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

         The 2003 nine month period includes, among other things, a $7.5 million charge relating to various previously announced legal claims, including the negotiated settlement of an obligation to one of the Company's law firms with respect to Andrx's bioequivalent version of Tiazac. For the nine months ended September 30, 2002, in anticipation of potentially reaching a settlement on certain litigation, Andrx recorded an estimated litigation settlement charge of $60.0 million. This contingency became probable and estimatable in June 2002 as a result of mediation discussions between the Company, Aventis S.A. ("Aventis") and the various classes of plaintiffs in the Cardizem CD antitrust litigation that was pending for multidistrict proceedings in the United States District Court for the Eastern District of Michigan. In connection therewith, in July 2002, Andrx and Aventis entered into a settlement, which is now binding, with the direct purchaser class of plaintiffs. In January 2003, Andrx and Aventis entered into a settlement, which is now binding, with the indirect purchaser class of plaintiffs, as well as with the attorneys general for all 50 states, the District of Columbia and Puerto Rico. Discovery is still ongoing for the remaining group of litigants, including those who timely choose to opt out of the settlements described above. If not settled, Andrx anticipates that these matters may take several years to be resolved, and an adverse judgment could have a material adverse effect on the Company's business and consolidated financial statements. The respective payments made or to be made by Andrx and Aventis under these agreements have not been disclosed. Andrx intends to vigorously litigate any outstanding related cases that it cannot settle on a reasonable basis. Any portion of the accrued litigation settlements charge that was not paid as of September 30, 2003, is included in Accrued expenses and other liabilities in the September 30, 2003 Unaudited Condensed Consolidated Balance Sheet.

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

ANDRX CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 ("2003 QUARTER") AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002 ("2002 QUARTER")

         For the 2003 Quarter, the Company generated net income of $11.7 million, as compared to a net loss of $33.1 million for the 2002 Quarter.

REVENUES AND GROSS PROFIT

                                                     Three Months Ended
                                                        September 30,
                                                       (in thousands)
                                            ----------------------------------
                                              2003                     2002
                                            ---------                ---------

Distributed Products
Revenues                                    $ 168,334                $ 133,020
Gross profit                                   29,999                   26,245
Gross margin                                     17.8%                    19.7%

Andrx Products - Bioequivalent
Revenues                                    $  62,339                $  48,020
Gross profit (loss)                            36,866                  (15,917)
Gross margin (loss)                              59.1%                   (33.1%)

Andrx Products - Brand
Revenues                                    $  12,150                $   5,371
Gross profit                                    8,488                    2,291
Gross margin                                     69.9%                    42.7%

Andrx Products - Total
Revenues                                    $  74,489                $  53,391
Gross profit (loss)                            45,354                  (13,626)
Gross margin (loss)                              60.9%                   (25.5%)

TOTAL PRODUCT SALES
Revenues                                    $ 242,823                $ 186,411
Gross profit                                   75,353                   12,619
Gross margin                                     31.0%                   6.8 %

LICENSING AND ROYALTIES
Revenues                                    $   9,588                $     193
Gross margin                                    100.0%                   100.0%

OTHER
Revenues                                    $   2,688                $   2,418
Gross profit (loss)                               (38)                  (2,195)
Gross margin (loss)                              (1.4%)                  (90.8%)

TOTAL REVENUES
Revenues                                    $ 255,099                $ 189,022
Gross profit                                   84,903                   10,617
Gross margin                                     33.3%                     5.6%

         DISTRIBUTED PRODUCTS

         Revenues from distributed products increased by 26.5% to $168.3 million for the 2003 Quarter, from $133.0 million for the 2002 Quarter. The increase in net sales from distributed products to an all time high level reflects the participation in the distribution of generic products introduced by generic manufacturers, including the Company's participation in the sale of the bioequivalent version of Paxil(R), as well as an increase in sales to existing and new customers, which was partially offset by the overall price declines generally associated with generic products including decreases in the price of generic Prilosec. For the 2003 Quarter, net sales of distributed products generated $30.0 million of gross profit, an all time high, with a gross margin of 17.8%, as compared to $26.2 million of gross profit with a gross margin of 19.7% for the 2002 Quarter. These levels of gross margins are within the historical range of 14% to 21% on sales of distributed products. The Company has experienced sequential growth in net sales of distributed products in 42 out of 44 quarters.

         BIOEQUIVALENT PRODUCTS

         Revenues from Andrx bioequivalent products increased by 29.8% to $62.3 million for the 2003 Quarter, as compared to $48.0 million in the 2002 Quarter. Revenues from Andrx bioequivalent products for both periods include sales of the Company's bioequivalent versions of Cardizem CD, Dilacor(R) XR, Glucophage(R), K-Dur(R), Ventolin(R) metered dose inhalers and Naprelan. For the 2003
Quarter, such revenues also include net sales of the Company's bioequivalent versions of Tiazac and Claritin D-24 (which is marketed by Perrigo as an OTC product). The increase in revenues from Andrx bioequivalent products for the 2003 Quarter as compared to the 2002 Quarter results primarily from the launches of its bioequivalent versions of Tiazac and Claritin D-24. Andrx's bioequivalent version of Cardizem CD continues to generate significant net sales and gross profit for the Company.

         For the 2003 Quarter, Andrx's bioequivalent products generated $36.9 million of gross profit with a gross margin of 59.1%, as compared to a negative $15.9 million of gross profit with a negative gross margin of 33.1% in the 2002 Quarter. The increase in gross profit and gross margin compared to the 2002 Quarter results from the launch of Tiazac, which is currently competing with one other generic product and Andrx's bioequivalent version of Claritin D-24 during the second quarter of 2003, which does not currently have any competition in the "store brand" segment of the OTC market in which the Company's product is marketed through Perrigo. Andrx cannot accurately predict when its Claritin D-24 product will encounter competition. The 2002 Quarter cost of goods sold includes a $41.0 million charge fully reserving for pre-launch inventories of Andrx's bioequivalent version of Prilosec due to an adverse district court determination that Andrx's bioequivalent version of Prilosec infringes valid patents owned by AstraZeneca plc.

         Andrx is required to make certain payments in connection with the net sales the Company derives from its bioequivalent version of Tiazac. Andrx agreed to pay Biovail a royalty at an undisclosed rate on net sales of Taztia XT, as defined, in connection with their agreement to resolve various pending litigation matters and implement a dispute resolution mechanism for future disputes. The Biovail royalties are recognized in conjunction with the related net revenues and charged to cost of goods sold.

         Andrx recorded $1.1 million in charges for each of the 2003 and 2002 Quarters directly to cost of goods sold relating to its Davie, Florida manufacturing facilities (related to under utilization and inefficiencies) and in 2003 its Morrisville, North Carolina facility (which the Company is renovating).

         BRAND PRODUCTS

         For the 2003 Quarter, revenues from Andrx brand products increased to $12.2 million from $5.4 million in the 2002 Quarter. Revenues from Andrx brand products for the 2003 Quarter include sales generated from the Entex (cough and cold), Embrex (prenatal vitamins), Anexsia (pain) and Altocor (lipid lowering) product lines. The increase in revenues in the 2003 Quarter, as compared to the 2002 Quarter, was primarily the result of $10.2 million in net sales of Altocor which the Company began marketing in the 2002 Quarter, partially offset by decreases in revenues from Andrx's brand cough and cold, Embrex and Anexsia product lines, which were affected by various factors, including the advent of generic competition.

         For the 2003 Quarter, Andrx brand products generated $8.5 million of gross profit with a gross margin of 69.9%, as compared to $2.3 million of gross profit with a gross margin of 42.7% for the 2002 Quarter. The increase in gross profit and gross margin for the 2003 Quarter from the 2002 Quarter resulted primarily from the gross profit generated by Altocor, which was partially offset by lower levels of gross profit from Andrx's cough and cold products. Cost of goods sold in the 2003 Quarter and 2002 Quarter include charges of $703,000 and $1.1 million, respectively, related to production failures. Cost of goods sold in the 2003 Quarter and 2002 Quarter included royalties accrued on the net sales generated from the Entex and Anexsia product lines, as well as amortization of the marketing rights Andrx acquired for the Embrex, Entex and Anexsia products, calculated on a straight-line basis.


         LICENSING AND ROYALTIES

         In the 2003 Quarter, Andrx generated $9.6 million in licensing and royalties revenue, as compared to $193,000 in the 2002 Quarter. Licensing and royalties revenue for the 2003 Quarter include $8.3 million of estimated revenues from the agreement with KUDCo. The licensing rate due from KUDCo reduced from 15% to 9% on June 9, 2003. In August 2003, two generic pharmaceutical companies launched their bioequivalent versions of generic Prilosec, which resulted in reduced sales for KUDCo's generic version of Prilosec, thereby reducing licensing revenues for Andrx. In September 2003, an OTC version of Prilosec was launched.

         OTHER REVENUES

         The Company generated $2.7 million of other revenues in the 2003 Quarter, as compared to $2.4 million in the 2002 Quarter. Other revenues for the 2003 Quarter primarily represented revenues from the sale of certain raw materials at the Company's Massachusetts aerosol facilities and revenues generated from the Company's agreement with Aventis, relating to its physician Internet operations, including the POL web portal. Andrx sold its Massachusetts aerosol facilities on October 9, 2003 and continues to seek to divest its POL web portal.

         Cost of goods sold related to other revenues for the 2003 and 2002 Quarters includes $1.6 million and $2.3 million, respectively, relating to under utilization and inefficiencies at Andrx's Massachusetts aerosol facilities. As Andrx sold its Massachusetts aerosol operations on October 9, 2003, future operating results will not include similar income or charges.

SG&A

         SG&A expenses were $55.1 million or 21.6% of total revenues, as compared to $51.8 million, or 27.4% of total revenues for the 2002 Quarter. SG&A expenses include expenses relating to the administration, marketing, selling, distributing and warehousing of products, brand sales and marketing efforts, royalties to the Company's former Co-Chairman and Chief Scientific Officer related to sales of the Company's bioequivalent version of Cardizem CD, corporate overhead and legal costs (primarily patent infringement matters relating to the Company's ANDA filings and antitrust matters). The increase in SG&A expenses in the 2003 Quarter, as compared to the 2002 Quarter, was primarily due to increases in brand sales and marketing costs, and increases in insurance expenses and corporate overhead, which were partially offset by a decrease in operating expenses related to Andrx's Internet operations. The Company employed approximately 380 brand sales representatives at September 30, 2003, as compared to approximately 300 at September 30, 2002. The average annualized direct cost of an Andrx brand sales representative, including training costs, was approximately $120,000 in the 2003 Quarter, as compared to approximately $115,000 in the 2002 Quarter. Andrx employed approximately 220 sales representatives for its distribution businesses in its Florida and New York locations for both the 2003 and 2002 Quarters. Operating expenses related to Andrx's Internet operations are classified as SG&A or cost of goods sold, as appropriate, for all periods presented.

RESEARCH AND DEVELOPMENT ("R&D")

         R&D expenses were $12.7 million for the 2003 Quarter, as compared to $12.2 million for the 2002 Quarter. R&D expenses reflect the Company's continued commercialization efforts in its bioequivalent (ANDA) and brand (NDA) product development programs. During the 2003 Quarter, approximately 48% of R&D expenses were in the bioequivalent program and 52% were in the brand program. In future periods Andrx anticipates focusing the majority of its R&D efforts on its bioequivalent programs.

         In its bioequivalent R&D operations, the Company is attempting to develop bioequivalent formulations of currently marketed products. The cost of related bioequivalent biostudies are generally less than $100,000 for each small-scale or pilot study, and approximately $250,000 for each study used in connection with an ANDA submission. The Company estimates that the average cost of developing a controlled-release bioequivalent product (excluding legal costs) is approximately $2.0 million and the cost of developing a specialty, niche or immediate release bioequivalent product is approximately $1.0 million. The principal costs incurred in connection with these projects are personnel costs, overhead costs, costs paid to third party contract research organizations for conducting bioequivalence studies and costs for raw materials used in developing the products.

         In its brand R&D operations, Andrx develops product formulations, manages the clinical studies performed on those products by contract research organizations and prepares NDAs. Brand R&D expenses include laboratory services, clinical investigators and contract research organizations, as well as Andrx personnel costs, overhead, raw material costs and other professional services. The Company estimates that the average cost of developing an Andrx brand product (from formulation to NDA approval) could range from approximately $20 million to $30 million, and could take up to approximately five years, assuming Andrx continues to focus on pursuing approval of its NDAs through the 505(b)(2) regulatory process.

EQUITY IN EARNINGS OF JOINT VENTURES

         The Company generated $1.9 million of equity in earnings of its unconsolidated joint ventures in the 2003 Quarter, compared to $1.1 million in the 2002 Quarter. For the 2003 Quarter and 2002 Quarter, equity in earnings of its joint ventures was generated by ANCIRC's net sales of its bioequivalent versions of Oruvail(R) and to a lesser extent Trental(R) and CARAN's net sales of its bioequivalent versions of Mevacor(R), which has generated significant earnings to CARAN in the 2003 Quarter, and to a lesser extent Pepcid(R) and Prozac(R). ANCIRC is a 50/50 joint venture with Watson Pharmaceuticals, Inc. and CARAN is a 50/50 joint venture with Carlsbad Technologies, Inc.

INTEREST INCOME

         The Company generated interest income of $503,000 in the 2003 Quarter, as compared to $1.2 million in the 2002 Quarter. The decrease in interest income is primarily the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained and lower interest rates on these investments, compared to the 2002 Quarter. The Company invests in taxable, tax-advantaged and tax-free investment grade securities.

INTEREST EXPENSE

         The Company incurred interest expense of $661,000 in the 2003 Quarter, as compared to $43,000 in the 2002 Quarter. During the 2003 Quarter, interest expense incurred was primarily related to the unused line fee and amortization of issuance costs related to the Company's secured line of credit entered into in December 2002, and financing charges on capital lease obligations. The 2003 Quarter and 2002 Quarter also included financing charges on certain insurance premiums.

GAIN ON SALES OF ASSETS

         On July 31, 2002, Andrx sold its Dr. Chart and @Rx applications, licensed its patents for the Internet transmission of prescriptions and entered into a two-year marketing agreement with a business unit of Aventis S.A. relating to Andrx's POL web portal. In conjunction with this transaction, the Company recognized $191,000 as a Gain on sales of assets in the Unaudited Condensed Consolidated Statements of Income for the 2003 Quarter. The 2002 Quarter included a gain of $109,000 related to the June 2002 sale of the Histex cough and cold line of products.

INCOME TAXES

         For the 2003 Quarter, the Company provided for income taxes of $7.3 million or 38% of income before income taxes, as compared to an income tax benefit of $17.8 million, or 35% of loss before income taxes, for the 2002 Quarter. For the 2003 Quarter, the Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes.

WEIGHTED AVERAGE SHARES OUTSTANDING

         The basic and diluted weighted average shares of Andrx Common Stock outstanding were 72.0 million and 72.8 million, respectively, in the 2003 Quarter, as compared to 70.9 million in the 2002 Quarter. The basic weighted average share computations for the 2003 and 2002 Quarters include the weighted average number of shares of common stock outstanding during the period, as well as the vested portion of restricted stock units. Diluted per share calculations include weighted average shares of common stock outstanding during the three months ended September 30, 2003 plus dilutive common stock equivalents, which include stock options and the unvested portion of restricted stock units as computed using the treasury stock method. For the 2003 Quarter, the anti-dilutive common stock equivalents consist of stock options and unvested restricted stock units in which the exercise price or issuance price, respectively, were in excess of the average market price for the respective three month period. For the 2002 Quarter, all potential shares, as well as unamortized restricted stock units, were excluded from the diluted share computation as the Company reported a net loss and, accordingly, such potential common shares were anti-dilutive. The increase in the basic weighted average number of shares of Andrx Common Stock outstanding in the 2003 and 2002 Quarters, was attributable to exercises of stock options and issuances of shares under the Company's employee stock purchase plan.

NINE MONTHS ENDED SEPTEMBER 30, 2003 ("2003 PERIOD") AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002 ("2002 PERIOD")

         For the 2003 Period, the Company generated net income of $32.6 million, as compared to a net loss of $59.9 million for the 2002 Period. For the 2002 Period, of the $59.9 million of net loss, $54.5 million of net loss was allocated to Andrx Common Stock and $5.4 million of net loss was allocated to the former Cybear Common Stock.

REVENUES AND GROSS PROFIT


                                                     Nine Months Ended
                                                       September 30,
                                                      (in thousands)
                                            ----------------------------------
                                              2003                     2002
                                            ---------                ---------

Distributed Products
Revenues                                    $ 484,457                $ 381,567
Gross profit                                   88,556                   72,464
Gross margin                                     18.3%                    19.0%

Andrx Products - Bioequivalent
Revenues                                    $ 169,020                $ 145,349
Gross profit                                   86,945                   42,469
Gross margin                                     51.4%                    29.2%

Andrx Products - Brand
Revenues                                    $  30,580                $  18,348
Gross profit                                   22,748                    9,079
Gross margin                                     74.4%                    49.5%

Andrx Products - Total
Revenues                                    $ 199,600                $ 163,697
Gross profit                                  109,693                   51,548
Gross margin                                     55.0%                    31.5%

TOTAL PRODUCT SALES
Revenues                                    $ 684,057                $ 545,264
Gross profit                                  198,249                  124,012
Gross margin                                     29.0%                    22.7%

LICENSING AND ROYALTIES
Revenues                                    $  73,780                $     409
Gross margin                                    100.0%                   100.0%

OTHER
Revenues                                    $   6,817                $   7,210
Gross profit (loss)                            (8,297)                  (6,348)
Gross margin (loss)                            (121.7%)                  (88.0%)

TOTAL REVENUES
Revenues                                    $ 764,654                $ 552,883
Gross profit                                  263,732                  118,073
Gross margin                                     34.5%                    21.4%

TOTAL REVENUES AND COST OF GOODS SOLD

         DISTRIBUTED PRODUCTS

         Revenues from distributed products increased by 27.0% to $484.5 million for the 2003 Period, from $381.6 million for the 2002 Period. The increase in sales from distributed products reflects the participation in the distribution of generic products introduced by generic manufacturers, and an increase in sales to existing and new customers, which was partially offset by the overall price declines generally associated with generic products.

         For the 2003 Period, net sales of distributed products generated $88.6 million of gross profit with a gross margin of 18.3%, as compared to $72.5 million of gross profit with a gross margin of 19.0% for the 2002 Period.

         BIOEQUIVALENT PRODUCTS

         Revenues from Andrx bioequivalent products increased by 16.3% to $169.0 million for the 2003 Period, as compared to $145.3 million in the 2002 Period. Revenues from Andrx bioequivalent products for both periods include sales of the Company's bioequivalent versions of Cardizem CD, Dilacor XR, Ventolin metered dose inhalers, Glucophage, K-Dur and Naprelan. For the 2003 Period, such revenues also include net sales of the Company's bioequivalent versions of Tiazac (launched in April 2003) and Claritin D-24 (launched by Perrigo as an OTC product in June 2003). The increase in revenues from Andrx bioequivalent products for the 2003 Period as compared to the 2002 Period results primarily from the Tiazac and Claritin D-24 product launches, which includes initial stockings. Andrx's bioequivalent version of Cardizem CD continues to generate significant net sales and gross profit for the Company.

         For the 2003 Period, Andrx's bioequivalent products generated $86.9 million of gross profit with a gross margin of 51.4%, as compared to $42.5 million of gross profit with a gross margin of 29.2% in the 2002 Period. The increase in gross profit and gross margin in the 2003 Period as compared to the 2002 Period is a result of the launches of Tiazac and Claritin D-24 in April and June 2003, respectively. Cost of goods sold for the 2002 Period includes a $41.0 million charge fully reserving for pre-launch inventories of Andrx's bioequivalent version of Prilosec, and a charge in the 2003 Period for pre-launch inventories of various bioequivalent products, including $5.7 million for Wellbutrin/Zyban placed into production after December 31, 2002. Andrx also recorded $3.8 million and $4.3 million, respectively, in charges to cost of goods sold for the 2003 and 2002 Periods relating to its manufacturing facilities in Morrisville, North Carolina (which the Company is renovating), Davie, Florida (under utilization and inefficiencies) and also for its Weston, Florida facility, which the Company had intended to use for manufacturing, but which will now be utilized for R&D and other non-commercial manufacturing operations.

         Andrx is required to make certain payments in connection with the net sales the Company derives from its bioequivalent version of Tiazac. Andrx agreed to pay Biovail a royalty at an undisclosed rate on net sales of Taztia XT, as defined, in connection with their agreement to resolve various pending litigation matters and implement a dispute resolution mechanism for future disputes. The Biovail royalties are recognized in conjunction with the related net revenues and charged to cost of goods sold.

         BRAND PRODUCTS

         For the 2003 Period, revenues from Andrx brand products increased by 66.7% to $30.6 million from $18.3 million in the 2002 Period. Revenues from Andrx brand products for the 2003 Period include sales generated from the Entex (cough and cold), Embrex (prenatal vitamins), Anexsia (pain) and Altocor (lipid lowering) product lines. The increase in revenues in the 2003 Period, as compared to the 2002 Period, was primarily the result of $21.1 million in net sales of Altocor, which the Company began marketing in the third quarter of 2002, partially offset by a lower level of net sales from the Entex cough and cold, Embrex and Anexsia product lines, which were affected by various factors, including the advent of generic competition.

         For the 2003 Period, Andrx brand products generated $22.7 million of gross profit with a gross margin of 74.4%, as compared to $9.1 million of gross profit with a gross margin of 49.5% for the 2002 Period. The increase in gross profit and gross margin for the 2003 Period from the 2002 Period resulted primarily from the gross profit generated by Altocor, partially offset by lower levels of gross profit from Andrx's cough and cold products. Gross margins were also affected by, among other things, the Company recording an inventory allowance of $3.4 million through cost of goods sold in the 2002 Period for production failures and inventory expiration issues. Cost of goods sold in the 2003 and 2002 Periods included royalties accrued on the net sales generated from the Entex and Anexsia product lines, as well as amortization of the rights for the Histex, Embrex, Entex and Anexsia products, calculated on a straight-line basis.


         LICENSING AND ROYALTIES

         In the 2003 Period, Andrx generated $73.8 million in licensing and royalties revenue, as compared to $409,000 in the 2002 Period. Licensing and royalties revenue for the 2003 Period include $71.2 million of estimated revenues from the agreement with KUDCo. The licensing rate due from KUDCo reduced from 15% to 9% on June 9, 2003. Licensing revenues for Andrx were further reduced in the 2003 Quarter as a result of the launch of two additional bioequivalent versions of Omeprazole (generic Prilosec) in August 2003, and the launch of an OTC version of Prilosec in September 2003, which resulted in reduced sales for KUDCo's version of Prilosec.

         OTHER REVENUES

         The Company generated $6.8 million of other revenues in the 2003 Period, as compared to $7.2 million in the 2002 Period. Other revenues for the 2003 Period primarily represented revenues from the sales of raw materials at the Company's Massachusetts aerosol facilities and revenues generated from the Company's agreement with Aventis, relating to its physician Internet operations, including the POL web portal. Andrx sold its Massachusetts aerosol facilities on October 9, 2003 and continues to seek to divest its POL web portal.

         In the 2003 Period, cost of goods sold related to other revenues includes $8.2 million relating to the writedown of certain assets at the Company's Massachusetts aerosol operations, primarily inventories and property, plant and equipment. For the 2003 and 2002 Periods, cost of goods sold related to Other revenues also includes $4.3 million and $6.7 million, respectively, related to under utilization and inefficiencies at Andrx's Massachusetts aerosol facilities, which the Company sold in October 2003. Future operating results will not include such income or charges.

SG&A

         SG&A expenses were $168.7 million for the 2003 Period or 22.1% of total revenues, as compared to $139.5 million or 25.2% of total revenues for the 2002 Period. SG&A expenses include expenses relating to the administration, marketing, selling, distributing and warehousing of products, brand sales and marketing efforts, royalties to the Company's former Co-Chairman and Chief Scientific Officer related to sales of the Company's bioequivalent version of Cardizem CD, corporate overhead and legal costs (primarily patent infringement matters relating to the Company's ANDA filings and antitrust matters). The increase in SG&A expenses in the 2003 Period, as compared to the 2002 Period, was primarily due to increases in brand sales and marketing costs, the continued expansion of distribution operations, and increases in insurance expenses, and corporate overhead, which were partially offset by a decrease in Internet operating expenses. The Company employed approximately 380 brand sales representatives at September 30, 2003, as compared to approximately 300 at September 30, 2002 and employed approximately 220 sales representatives for its distribution businesses in its Florida and New York locations for both the 2003 and 2002 Periods. The 2002 Period includes a charge of $4.9 million related to an understatement of the Company's allowance for doubtful accounts receivable, during 1999, 2000, 2001 and the first quarter of 2002, due to the unauthorized actions of a single lower level employee who had made numerous improper entries that affected the adequacy of the Company's allowance for doubtful accounts receivable.

         In the third quarter of 2003, the Company began consolidating its Mississippi brand sales operations into its Weston, Florida offices and Ohio distribution facility, thereby incurring SG&A charges of approximately $1.0 million. The Company will complete this consolidation in the fourth quarter of 2003 and believes that such consolidation will result in operational efficiencies in the long term.

R&D

         R&D expenses were $38.6 million for the 2003 Period, as compared to $33.5 million for the 2002 Period. R&D expenses reflect the Company's continued commercialization efforts in its bioequivalent (ANDA) and brand (NDA) product development programs. During the 2003 Period, approximately 51% of R&D expenses were in the bioequivalent program and 49% were in the brand program. In future periods Andrx anticipates focusing more of its R&D efforts on its bioequivalent programs. During 2003 through October 31, 2003, the Company submitted seven ANDAs to the FDA, and two NDAs (a valproate product and an extended release metformin) were accepted as filed by the FDA. In October 2003, the Company received an FDA approvable letter for its extended release metformin product.

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

EQUITY IN EARNINGS OF JOINT VENTURES

         The Company generated $3.5 million of equity in earnings of its unconsolidated joint ventures in the 2003 Period, compared to $2.7 million in the 2002 Period. For the 2003 and 2002 Periods, equity in earnings of its joint ventures were generated by ANCIRC's net sales of its bioequivalent versions of Oruvail and to a lesser extent Trental and CARAN's net sales of its bioequivalent versions of Mevacor, which has generated significant earnings to CARAN in the 2003 Period, and to a lesser extent Pepcid and Prozac.

INTEREST INCOME

         The Company generated interest income of $1.6 million in the 2003 Period, as compared to $4.5 million in the 2002 Period. The decrease in interest income is primarily the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained and lower interest rates on these investments, compared to the 2002 Period. The Company invests in taxable, tax-advantaged and tax-free investment grade securities.

INTEREST EXPENSE

         The Company incurred interest expense of $2.0 million in the 2003 Period, as compared to $165,000 in the 2002 Period. During the 2003 Period, interest expense incurred was primarily related to the unused line fee, amortization of issuance costs related to the Company's secured line of credit, and financing charges on capital lease obligations. The 2003 and 2002 Periods also included financing charges on certain insurance premiums.

GAIN ON SALES OF ASSETS

         On July 31, 2002, Andrx sold its Dr. Chart and @Rx applications, licensed its patents for the Internet transmission of prescriptions and entered into a two-year marketing agreement in 2002 with a business unit of Aventis SA relating to Andrx's POL web portal. In conjunction with this transaction, the Company recognized $648,000 as a Gain on sales of assets in the Unaudited Condensed Consolidated Statements of Income for the 2003 Period. The 2003 Period also included a gain of $125,000 related to the June 2002 sale of the Histex cough and cold line of products. The 2002 Period included a gain of $4.6 million related to the June 2002 sale of the Histex cough and cold line of products.

INCOME TAXES

         For the 2003 Period, the Company provided for income taxes of $20.3 million or 38% of income before income taxes, as compared to an income tax benefit of $43.4 million or 42% of loss before income taxes for the 2002 Period. For the 2003 Period, the Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes. The 2002 Period includes the reversal of a $7.2 million valuation allowance on deferred tax assets relating to certain net operating loss carryforwards.

WEIGHTED AVERAGE SHARES OUTSTANDING

         The basic and diluted weighted average shares of Andrx Common Stock outstanding were 71.8 million and 72.5 million, respectively, in the 2003 Period, as compared to 70.7 million in the 2002 Period. The basic weighted average share computations for the 2003 and 2002 Periods include the weighted average number of shares of common stock outstanding during the period, as well as the vested portion of restricted stock units. For the 2003 Period, the diluted per share calculations include weighted average shares of common stock outstanding plus dilutive common stock equivalents which include stock options and unvested restricted stock units as computed using the treasury stock method. For the 2003 Period, the anti-dilutive common stock equivalents consist of stock options and unvested restricted stock units in which the exercise price or issuance price, respectively, were in excess of the average market price for the respective nine month period. For the 2002 Period, all potential common shares, as well as unamortized restricted stock units, were excluded from the diluted share computation as the Company reported a net loss and accordingly, such potential common shares were anti-dilutive. The increase in the basic weighted average number of shares of Andrx Common Stock outstanding in the 2003 Period, as compared to the 2002 Period, was attributable to exercises of stock options, issuances of shares under the Company's employee stock purchase plan and the issuance of approximately 65,000 shares of Andrx Common Stock in connection with the Conversion.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003, the Company had $210 million in cash, cash equivalents and investments available-for-sale, $318 million of working capital and $98 million available under the Company's $185 million secured line of credit. As of September 30, 2003, no borrowings were outstanding under the secured line of credit. The Company cannot currently access $87 million of the $185 million line of credit based upon an insufficient fixed charge coverage ratio and borrowing base. Andrx is currently in compliance with all the required covenants under the credit facility.

OPERATING ACTIVITIES

         In the 2003 Period, net cash provided by operating activities was $139.6 million, compared to net cash used in operating activities of $26.2 million in the 2002 Period.

         In the 2003 Period, net cash provided by operating activities of $139.6 million includes net income of $32.6 million, an income tax refund of $51.7 million, income tax benefits on exercises of stock options of $1.3 million, decreases in accounts receivable, net of $9.0 million, and increases in accounts payable and accrued expenses and other liabilities of $46.3 million, offset by increases in inventories of $33.0 million, and prepaid and other assets of $3.0 million. In addition, the 2003 Period also includes depreciation and amortization of $20.1 million, a provision for doubtful accounts receivable of $5.7 million, compensation expense on amortization of restricted stock units of $1.1 million, the writedown at the Company's Massachusetts aerosol manufacturing operations of $8.2 million and distributions in excess of equity in earnings of joint ventures of $580,000, offset by gain on the sales of assets of $773,000. The increase in accounts payable and accrued expenses and other liabilities includes payables related to purchases of generic Paxil late in the 2003 Quarter. Such payables are expected to be paid by December 31, 2003.

         In the 2002 Period, net cash used in operating activities of $26.2 million includes, a net loss of $59.9 million, increases in prepaid and other assets of $4.3 million, a decrease in accounts payable and accrued and other liabilities of $4.2 million and an income tax payment of $816,000, offset by income tax benefits on exercises of stock options of $3.5 million, a decrease in accounts receivable, net of $19.3 million and inventories of $3.0 million. In addition, the 2002 Period also includes undistributed equity in earnings of joint ventures of $2.7 million and gain on sales of assets of $4.6 million, offset by depreciation and amortization of $16.1 million and a provision for doubtful accounts receivable of $8.2 million.

INVESTING ACTIVITIES

         Net cash used in investing activities was $49.3 million in the 2003 Period, as compared to net cash provided by investing activities of $40.7 million in the 2002 Period.

         In the 2003 Period, net cash used in investing activities of $49.3 million consisted of $20.3 million in purchases of investments available-for-sale and $29.3 million in purchases of property, plant and equipment, offset by $250,000 in proceeds from the sales of assets.

         In the 2002 Period, net cash provided by investing activities of $40.7 million consisted of $106.7 million in maturities of investments available-for-sale and $1.6 million in proceeds from the sales of assets, offset by $67.6 million in purchases of property, plant and equipment.

FINANCING ACTIVITIES

         Net cash provided by financing activities was $2.5 million in the 2003 Period, as compared to $4.2 million in the 2002 Period.

         In the 2003 Period, net cash provided by financing activities of $2.5 million consisted of $2.3 million in proceeds from issuances of shares of Andrx Common Stock from exercises of Andrx stock options and $879,000 in proceeds from issuances of shares of Andrx Common Stock under the employee stock purchase plan, offset by $621,000 in principal payments on capital lease obligations.

         In the 2002 Period, net cash provided by financing activities of $4.2 million consisted of $2.8 million in proceeds from issuances of shares of Andrx Common Stock from exercises of Andrx stock options and $1.5 million in proceeds from issuances of shares of Andrx Common Stock under the employee stock purchase plan, offset by $54,000 in principal payments on capital lease obligations.

FUTURE CASH REQUIREMENTS

         The Company anticipates that its cash requirements will continue to increase due to the construction of R&D, manufacturing, including related equipment, and corporate facilities in Florida and North Carolina. During 2003, the Company expects to make approximately $50 million in capital expenditures, which it intends to pay for with net cash provided by operating activities. The Company will periodically review its level of capital expenditure spending based on its level of profitability and cash flow. Absent an acquisition, in-license or unforeseen circumstances, Andrx anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future without drawing on the four-year secured revolving line of credit facility Andrx obtained on December 30, 2002 for up to an aggregate amount of $185 million, none of which was outstanding at September 30, 2003.

OUTLOOK

         DISTRIBUTED PRODUCTS

         The Company's pharmaceutical distribution operations have a history of consistent quarterly sequential growth as a result of, among other things, introduction of generic products by other generic manufacturers and the Company's continued penetration of the market servicing independent pharmacies, pharmacy chains, pharmacy buying groups and, to a lesser extent, physicians' offices. The Company believes that it will be able to expand in this market, both in terms of per store volume and customer locations. The Company believes that the Ohio distribution center, which Andrx opened in the third quarter of 2002, improved the Company's ability to service various geographic regions and will continue to create additional national distribution opportunities.

         The ability of the Company to provide consistent sequential quarterly growth is affected, in large part, by the Company's participation in the launch of new generic products by other generic manufacturers, and the advent and extent of competition encountered by these products and the other products distributed by the Company. Sales prices for generic products typically decline with the advent of competition, particularly after such products were sold during an initial exclusivity period. Consequently, growth in revenues will continue to be primarily a function of new generic products launched by other generic manufacturers, offset by the overall level of net price declines on existing distributed products. Andrx's pharmaceutical distribution operations compete with a number of large wholesalers which market, among other things, both brand and bioequivalent pharmaceutical products to their customers and may therefore offer broader marketing programs. Andrx also competes with other pharmaceutical distributors. Though distribution of pharmaceutical products is historically a relatively low margin industry, Andrx believes that consolidation among wholesalers (who already had far greater financial and other resources than Andrx), the growing role of managed care organizations, the formation of buying groups and competition between distributors could result in increased margin reductions. Nevertheless, the Company's distribution operations are expected to continue to grow at a rate consistent with the growth of the overall generic industry.

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

         ANDRX PRODUCTS

         BIOEQUIVALENT

         The bioequivalent pharmaceutical industry is highly competitive and selling prices are often subject to significant and rapid declines from competition among existing or new bioequivalent products entering the market. In Andrx's sales efforts for its bioequivalent products, Andrx competes with domestic and international companies and bioequivalent divisions of large brand pharmaceutical companies. Many of these competitors offer a wider variety of bioequivalent products to their customers. As patents and other bases for market exclusivity expire, bioequivalent competitors enter the marketplace. Normally, as the number of bioequivalent competitors increases in connection with competition for market share, there is a unit price decline. The timing of these price decreases is difficult to predict and can result in a significantly curtailed profitability for a bioequivalent product. Revenues and gross profits from Andrx's bioequivalent products may also be affected by competition involving the corresponding brand product, including the introduction and promotion of either alternative brand or OTC versions of such products. Andrx anticipates that its net sales and gross profit are significantly affected by sales of its bioequivalent version of Cardizem CD, and to a lesser extent, by sales of its bioequivalent OTC version of Claritin D-24 and bioequivalent Tiazac. The Company anticipates that its bioequivalent OTC version of Claritin RediTabs will be commercially introduced within the next few months.

         The Company believes that its controlled-release products may face more modest competition than other bioequivalent products due to the limited number of competitors having the scientific expertise, legal expertise and financial resources necessary to develop these products and bring them to market. The Company also believes that, for various reasons, its specialty or niche bioequivalent products may also face less competition than most other bioequivalent products. These competitive barriers, combined with the synergistic value derived from the Company's pharmaceutical distribution operation, are intended to better position the Company to compete in the highly competitive bioequivalent product marketplace.

     Currently, Andrx's overall level of profitability remains dependant on a relatively small number of products and Andrx's ability to successfully manufacture sufficient quantities of these products on a timely basis. If these products, and particularly Andrx's bioequivalent version of Cardizem CD, were to experience increased competition and resulting price reductions and/or reduced market shares, Andrx's operating results would be significantly adversely affected. If additional competition for the Company's bioequivalent versions of Cardizem CD and Tiazac were to surface, which publicly available information indicates could occur by mid-2004, this additional competition may significantly adversely affect net sales and gross profits of these products and their contribution to Andrx's results of operations. Sales of Andrx's current bioequivalent products may also decrease as a result of other factors.

         The Company has an arrangement with Perrigo associated with the Company's Loratadine-D12, Loratadine-D24 and Loratadine Quick Dissolve Tabs that are bioequivalent to the related Claritin family of brand products. Under the terms of this arrangement, Andrx will manufacture and Perrigo will package and market these products as "store brand" OTC products, with Andrx and Perrigo sharing the net profits, as defined, from product sales. Perrigo launched Andrx's OTC version of Claritin D-24 in June 2003, and will launch its OTC version of Claritin RediTabs, which was approved by the FDA on November 3, 2003, once Andrx has manufactured and Perrigo has packaged commercial quantities of this product. Andrx's OTC version of Claritin D-12 is still awaiting FDA approval. Perrigo will launch Claritin D-12 after Andrx has successfully scaled up and manufactured commercial quantities of inventory. Future revenues and profits will be dependent upon a number of factors including Andrx's manufacturing capacity, market competition for the OTC Claritin products, the introduction of additional bioequivalent Claritin products, particularly store brand products, as well as other factors outside of Andrx's control. The net profits reported by Andrx are subject to numerous estimates by Perrigo such as returns and other sales allowances and certain related expenses. In October 2003, the Company and Schering reached a settlement calling for the dismissal of the litigation involving the Company's version of Claritin D-24, with prejudice and the payment of a non-material amount by the Company to Schering.

         The Company is continuing to work towards resolving the FDA and USP issues affecting ANDAs for its bioequivalent versions of Wellbutrin SR/Zyban. In July 2003, the Company entered into an Exclusivity Agreement with Impax and a subsidiary of Teva pertaining to the pending ANDAs for bioequivalent versions of Wellbutrin SR and Zyban 100mg and 150mg extended-release tablets filed by Andrx and by Impax. The Exclusivity Agreement provides, among other things, that while Andrx will continue to seek to launch its own versions of these ANDA products, if it is unable to do so within a defined period of time, and Impax is able to market its ANDA products, Andrx will enable Impax to launch the Impax products through Teva. Impax and Teva will then share certain profits with Andrx relating to the sale of the Impax products for a 180-day period. Should Andrx launch its own products prior to the launch of the Impax products, Andrx will share with Impax and Teva certain profits relating to the sale of the Andrx products for a 180-day period. In September 2003, the United States Court of Appeals for the Federal Circuit reversed the federal district court's decision that the Company's bioequivalent versions of Wellbutrin SR/Zyban did not infringe patents belonging to Glaxo SmithKline ("Glaxo"), and remanded such litigation back to the District Court for the Southern District of Florida for further proceedings. The appellate court has not yet ruled on Glaxo's appeal of the favorable lower court decision received by Impax in their patent infringement litigation. Neither the Andrx nor the Impax ANDAs for these products have been approved by the FDA. Though Andrx cannot at this time predict or advise whether or when the FDA, USP and litigation involving its ANDAs will be satisfactorily resolved, whether or when its or Impax's products will be introduced, or the affect that the recent introduction of Wellbutrin XL by Glaxo will have on the size of the generic Wellbutrin SR/Zyban market opportunity, the Company anticipates that it will be able to commercialize the value of its ANDAs and that generic versions of these products will become available to consumers.

         Future growth in the bioequivalent products business will be generated from the launch of new products. The Company continues investing in R&D and currently has approximately 30 ANDAs pending at FDA. However, the launch of Andrx's bioequivalent product candidates is dependent upon a number of factors, including factors outside of the Company's control, including the receipt of FDA final marketing approval, new Orange Book patent listings and related patent infringement litigation, the expiration of others exclusivity rights and the favorable resolution of patent litigation. The revenues and gross profits to be generated by these new products will also be affected by the amount of bioequivalent competition they encounter, particularly after the expiration of any 180-day exclusivity period that the Company anticipates having, either alone or shared. Andrx has made, is in the process of making or will make commercial quantities of certain new products prior to the date on which Andrx anticipates that such products will receive FDA final marketing approval and/or satisfactory resolution of the patent infringement litigation involving them. The commercial production of these products involves the risk that such product(s) may not be successfully scaled-up or approved for marketing by the FDA on a timely basis or ever and/or that the results of such litigation may not be satisfactory. This risk notwithstanding, Andrx plans to continue to scale-up and build pre-launch inventories of certain products (including advances towards Impax's preparation for the launch of its bioequivalent version of Wellbutrin SR/Zyban) that have not yet received final FDA marketing approval and/or satisfactory resolution of patent infringement litigation, when it believes that such action is appropriate in relation to the commercial value of its product launch opportunity. When an exclusivity period is involved, this is a particularly difficult determination.

         On September 5, 2003, Andrx entered into agreements with Pfizer, Inc. ("Pfizer") and Alza Corporation ("Alza") to resolve patent infringement litigation involving the Company's ANDAs for the 10mg, 5mg and 2.5mg strengths of Glucotrol(R) XL (extended-release glipizide). Pursuant to this settlement, Pfizer and Alza dismissed their lawsuits against Andrx, the parties exchanged mutual releases, and Andrx received the right to either market the Glucotrol XL product (or any strength thereof) supplied by Pfizer (beginning in the fourth quarter of 2003) as an authorized generic and/or to manufacture and market its ANDA product(s) in exchange for a royalty, pursuant to a sublicense for relevant Alza patents. Andrx anticipates launching all three strengths of Glucotrol XL, supplied by Pfizer, during the fourth quarter of 2003. The Company anticipates that it may launch its ANDA products in 2004.

         While the Company believes that it may be able to receive FDA approval on at least one of its oral contraceptive products before year-end, current plans do not anticipate a launch of any oral contraceptive products until 2004. Current ANDAs at FDA for oral contraceptive products include, but are not limited to, generic versions of OrthoCyclen(R), OrthoNovum(R) 1-35, OrthoNovum(R) 7/7/7 and OrthoTriCyclen(R).


         BRAND

         With Altocor's launch in the third quarter of 2002, the Company entered a highly competitive market against brand pharmaceutical manufacturers having significantly larger and more experienced sales forces and significantly greater financial resources dedicated to advertising and promotion. Net sales for Altocor are subject to significant accounting estimates for, among other things, the ability of the Company's sales force to promote to physicians, generate product demand and pull product through the distribution channel, and the Company's ability to estimate returns. The Company's estimate of returns is based on, among other things, terms offered to customers, inventory levels in the distribution channel and an estimate of expected prescription levels. Consistent with industry practice, the Company offered allowances on initial purchases and generally provides a right of return or exchange. As prescription levels of Altocor, currently the Company's primary brand product, were low during the early stages of its launch, the Company anticipates that, until a profitable sales level is achieved, the costs of its brand operations will exceed its gross profit from brand products. The Company is continuing to pursue business development opportunities that will leverage or otherwise optimize the Company's brand sales force. In connection with these efforts, and the levels of profit or loss that it anticipates will be generated by the Company, the Company will continue to assess the size of its brand sales force and the other costs of its brand operations.

         In October 2003, Andrx received an approvable letter from FDA for the 500mg and 1000mg strengths of Fortamet (extended release metformin), Andrx's second internally developed brand product.

         Kos Pharmaceuticals ("KOS") alleges that there is a likelihood of confusion between KOS' trademark, Advicor, and Altocor, and has opposed Andrx's application for a registered trademark for Altocor in the United States Patent and Trademark Office ("USPTO"). KOS has also filed a lawsuit against the Company in the United States District Court for the District of New Jersey seeking both to enjoin the Company's sale of Altocor and damages. On September 18, 2003, the district court denied KOS' motion for preliminary injunction. KOS has appealed this decision to the U.S. Court of Appeals for the Third Circuit and has filed a motion to suspend the USPTO proceeding in light of its lawsuit.

         Net sales of Andrx's other brand products are recognized to the extent Andrx estimates they are being pulled through the distribution channel. These other brand products are generally not protected by patents, and net sales of Andrx's other brand products can be adversely affected by generic introductions, as well as seasonality (for cough and cold brand products) and the dedication of the sales force's efforts to Altocor and other products.

         On October 17, 2003, FDA issued a draft compliance policy guide with respect to pharmaceutical products that are presently permitted to be on the market and sold by prescription without an approved ANDA or New Drug Application ("NDA"), such as the Entex line of products. This draft guidance states that it is intended to provide notice that once it approves a version of such product, any unapproved drug product will be subject to FDA enforcement action at any time, and that FDA will evaluate each product on a case-by-case basis. In determining whether to permit a grace period, and how long such grace period will be, FDA indicates that it will consider factors such as: (1) the effects on the public health of immediate removal, (2) the difficulty of conducting any required studies, and preparing and obtaining approval of an application, (3) the burden on affected parties, (4) FDA's available enforcement resources, and
(5) any special circumstances. This guidance is only a draft, and FDA has requested that comments be received by mid-December 2003. Andrx is continuing to assess this matter, including whether to seek FDA approval for marketing some or all of the Entex line of products as prescription products or OTC products and the requirements imposed by FDA for NDA and ANDA submissions. Andrx will also continue to periodically assess the unamortized portion of its Entex product rights and Entex inventories ($11.4 million and $35,000, respectively, as of September 30, 2003).

         In November 2003, the Company launched reformulations of two Entex products affected by generic competition. The Company anticipates that these reformulated products will increase the revenues generated by its Entex line of products in the fourth quarter of 2003.

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

         LICENSING AND ROYALTIES

         Andrx expects its licensing revenues from its agreement with KUDCo will decrease significantly in future periods due to a decrease in the licensing rate due to Andrx which decreased from 15% to 9% on June 9, 2003, as well as the additional competition in the Omeprazole (generic Prilosec) marketplace. Additional competitors may enter the Prilosec marketplace before the end of 2003. Future KUDCo licensing revenues will be dependent on a number of factors, including, among other things, the applicable licensing rate, KUDCo's profits derived from its sale of its generic Prilosec, which are dependent on the number of units KUDCo produces and its per unit selling price, the outcome of various litigation involving generic Prilosec, the number of competitors in the generic and OTC Prilosec marketplace, pricing, and other factors outside of Andrx's control. The licensing rate due to Andrx will further reduce from 9% to 6.25% in June 2004 or upon certain decisions of the appellate court, whichever is earlier. KUDCo has advised Andrx that it estimates the licensing revenues earned by Andrx for October 2003 to be approximately $1.9 million.

         OTHER REVENUES

         In October 2003, the Company sold its Massachusetts aerosol manufacturing facilities, which generated approximately $1.8 million of Other revenues in the 2003 Quarter. The Company continues to seek to divest its POL web portal.

         COST OF GOODS SOLD

         Andrx at times operates certain of its manufacturing facilities on a 24-hours a day, 7-days a week production cycle, in order to meet the market demand for its current and anticipated products. Moreover, because Andrx manufactures products that employ a variety of technology platforms, certain of its manufacturing capabilities were over utilized, while others were under utilized, and inefficiencies, equipment failures and rejected lots at times interrupted Andrx's ability to fully meet the actual demand for certain of its marketed products. Andrx has taken a number of steps to address these issues including the acquisition of a facility in Morrisville, North Carolina. Depending on the timing and outcome of the issues involving the marketing of the Company's bioequivalent versions of Prilosec and/or Wellbutrin SR/Zyban, and the manufacturing quantities of such products required in the event the Company was to launch these products, the Company may not be able to meet the market demand for all of the products it is currently manufacturing and that are in its pipeline.

         While substantial progress has been made in improving manufacturing operations, Andrx will continue to focus on further improving its pharmaceutical manufacturing operations. The Company has modified its plans with respect to the use of its Weston, Florida facility and will now use such facility for R&D and non-commercial manufacturing operations. This allows centralization of the Company's formulations R&D, while dedicating its Davie facilities primarily to manufacturing and related activities. Andrx has begun renovations of its manufacturing facility in Morrisville, North Carolina, which is expected to have some areas operational early in 2005. The Company's Davie, Florida facilities will manufacture all of the Company's commercialized products until its North Carolina facilities are operational. The Company is pursuing additional measures in its efforts to improve its manufacturing and quality operations and increase its manufacturing efficiencies and capacities, including additional renovations of its Davie, Florida facilities, increased training and better utilization of its personnel, and process improvements in the manner in which its personnel and equipment are utilized. Until all of its efforts come to fruition, Andrx will continue to incur costs related to inefficiencies at and under utilization of its manufacturing facilities. The Company will also incur additional charges directly to cost of goods sold in the manufacture of its currently marketed products and product commercialization activities.

         SG&A EXPENSES

         The Company's SG&A expenses are related to the level of sales and the sales product mix, which includes distributed products, Andrx bioequivalent products and Andrx brand products. The Company anticipates that its SG&A expenses will continue to increase throughout 2003, as a result of the increases in SG&A expenses related to Andrx's distribution business, which are primarily variable in nature, Andrx's bioequivalent and brand businesses, as well as corporate overhead. As of September 30, 2003, the Company employed approximately 380 brand sales representatives. The Company will periodically review and adjust the number of sale representatives it maintains based on the needs of the business and the products. Altocor promotional expenses, which are expensed as incurred, will be periodically evaluated throughout 2003 taking into consideration, among other things, the Company's profitability as a whole and by each operation. The Company's sales force and planned promotional spending for 2003 are likely to be significantly less than its competitors. As of September 30, 2003, Andrx employed approximately 220 sales representatives for its distribution businesses.

         R&D EXPENSES

         Andrx anticipates that R&D expenses for 2003 will approximate $50 million. R&D expenses will continue to be evaluated in the fourth quarter of 2003 following consideration of, among other things, the Company's level of profitability. In future periods, Andrx anticipates focusing its R&D efforts more on its bioequivalent programs. During 2003, the Company filed seven ANDAs through October 31, 2003.

         INCOME TAXES

         The Company believes its federal and state effective income tax rate for 2003 will be approximately 38%.

         EARNINGS GUIDANCE

         The Company's policy is not to provide specific earnings projections or guidance, and not to comment on research analyst reports, including earnings estimates or consensus. Through public disclosures such as its press releases and periodic SEC reports, including this Form 10-Q, the Company attempts to provide sufficient disclosure of both its current status and future prospects, using the Safe Harbor provision for forward-looking statements prescribed in the Private Securities Litigation Reform Act of 1995, to allow the investment community to properly evaluate the Company and its prospects for performance. There can be no assurance that research analysts in using publicly available information will generate research reports or earnings estimates consistent with the Company's actual internal plan or that such estimates will not vary significantly from analyst to analyst. Accordingly, even if the Company executes its own plans, the Company's actual performance may be substantially different than what is reflected in any individual research analyst's reports or earnings estimate or the consensus of such estimates.

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

         ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE

         On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The provisions of SFAS No. 148 amend SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The disclosure requirements of SFAS No. 148 are included herein in Note 1 to the accompanying Unaudited Condensed Consolidated Financial Statements. The Company currently intends to continue to account for employee stock-based compensation in accordance with the provisions of APB No. 25.

         VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities". The provisions of FIN No. 46 clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The provisions of FIN No. 46 require a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities or entitled to receive a majority of the entity's residual returns or both. The provisions of FIN No. 46 also require disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003 and to existing VIEs in the first interim or annual period ending after December 15, 2003. The Company expects the adoption of the provisions of FIN No. 46 will have no effect on its consolidated financial statements, since the Company does not have any VIEs.

         AMENDMENT OF SFAS NO.133 ON DERIVATIVE INSTRUMENTS AND HEDGING
         ACTIVITIES

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The provisions of SFAS No. 149 amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, except under certain circumstances as contained in SFAS No. 149. Adoption of the provisions of SFAS No. 149 had no effect on the Company's consolidated financial statements, since the Company does not have any derivative financial instruments and does not engage in hedging activities.

         ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The provisions of SFAS No. 150 establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities and certain other specific deferrals. Adoption of the provisions of SFAS No. 150 had no effect on the Company's consolidated financial statements, since the Company does not have any financial instruments with characteristics of both liabilities and equity.

         REVENUE ARRANGEMENT WITH MULTIPLE DELIVERABLES

         In May 2003, the Emerging Issues Task Force ("EITF") finalized EITF 00-21, "Revenue Arrangements with Multiple Deliverables". This pronouncement addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This pronouncement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of the provisions of EITF 00-21 did not have any effect on the Company's consolidated financial statements.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 8 to the "Notes to Unaudited Condensed Consolidated Financial Statements of Andrx Corporation" included in Part 1 Item 1 of this report.

ITEM 5.  OTHER INFORMATION

         Andrx officers, directors and certain other employees (an "Insider") from time to time may enter into "Rule 10b5-1 Plans". Under an appropriate Rule 10b5-1 Plan, an Insider may instruct a third party, such as a brokerage firm, to engage in specific securities transactions in the future based on a formula without further action by the Insider, provided that the plan satisfies the legal requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

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

(b)      Reports on Form 8-K.

On July 30, 2003, Andrx filed a current report on Form 8-K with respect to Item 12 announcing its financial results for the quarter ended June 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ANDRX CORPORATION



Date: November 13, 2003                /s/ Richard J. Lane
                                       -----------------------------------------
                                       Richard J. Lane
                                       Chief Executive Officer
                                       (Principal Executive Officer)





Date: November 13, 2003                /s/ Angelo C. Malahias
                                       -----------------------------------------
                                       Angelo C. Malahias
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)