Form 10-K
period 2003-12-31
ANDRX CORP /DE/
filed 2004-03-12
CIK 1123337

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

             For the fiscal year ended December 31, 2003

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______________ to _______________

                          Commission File No. 000-31475

                                ANDRX CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                     DELAWARE                                               65-1013859
 ------------------------------------------------              ------------------------------------
 (State or Other Jurisdiction of Incorporation or              (I.R.S. Employer Identification No.)
                   Organization)

                 4955 ORANGE DRIVE
                  DAVIE, FLORIDA                                               33314
     ----------------------------------------                               ----------
     (Address of Principal Executive Offices)                               (Zip Code)


                                 (954) 584-0300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                Yes [X] No [ ]

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

                                Yes [X] No [ ]

As of June 30, 2003, the aggregate market value of Andrx common stock held by non-affiliates (based on the closing price on June 30, 2003 as reported on the Nasdaq National Market) was approximately $1.4 billion.

There were 72,587,700 shares of Andrx common stock outstanding as of March 1, 2004.


                       DOCUMENTS INCORPORATED BY REFERENCE


Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2004 annual meeting of stockholders.

================================================================================

         As used in this Form 10-K, "Andrx Corporation," "Andrx," "we," "us," "our" or the "Company" refer to Andrx Corporation and all of its subsidiaries taken as a whole. "Management" and "board of directors" refers to our management and board of directors.

         This Form 10-K contains trademarks held by third parties and us. Our trademarks, including licensed trademarks, contained within this report include:
Altocor(TM), AndaConnect(R), AndaMeds(TM), AndaNet(R), Anexsia(TM), Cartia XT(R), Diltia XT(R), Embrex(R), Entex(R), Entex(R) LA, Fortamet(TM), Metformin XT(TM), SCOT(TM), Taztia(R) XT, VIPConnect(TM) and VIPpharm(TM). Trademarks used in this report belonging to others include: Accupril(R), Actos(R), Advicor(R), Cardizem(R) CD, Cardura(R) XL, Claritin-D(R) 24, Claritin-D(R) 12, Claritin RediTabs(R), Depakote(R), Dilacor XR(R), Glucophage(R), Glucophage XL(R), Glucotrol XL(R), K-Dur(R), Lotensin(R), Lotensin HCT(R), Mevacor(R), Monopril(R), Naprelan(R), Ortho Cyclen(R), Ortho Novum(R) 1-35, Ortho Novum(R) 7/7/7, Ortho Tri-Cyclen(R), Oruvail(R), Paxil(R), Pepcid(R), Prozac(R), Pravochol(R), Prilosec(R), Remeron(R), Tiazac(R), Trental(R), Toprol-XL(R), Tylenol(R), Ventolin(R), Vicodin(R) HP, Wellbutrin SR(R), Zocor(R) and Zyban(R).

         Our Internet website address is www.andrx.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge on our website, as soon as reasonably practicable after such material is electronically filed with the U.S. Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K or any other SEC filings.

         FORWARD-LOOKING STATEMENTS

         Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by or on behalf of Andrx that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "to," "plan," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, which may cause actual results to differ materially from those projected in a forward-looking statement, including but not limited to, Andrx's dependence on a relatively small number of products; licensing revenues; the timing and outcome of patent, antitrust and other litigation and future product launches; whether we will be awarded any marketing exclusivity period and, if so, the precise dates thereof; government regulation generally; competition; manufacturing capacities, output and quality processes; our ability to develop and successfully commercialize new products; the loss of revenues from existing products; development and marketing expenses that may not result in commercially successful products; our inability to obtain, or the high cost of obtaining, licenses for third- party technologies; commercial obstacles to the successful introduction of brand products generally; exclusion of our brand products from formularies; the consolidation or loss of customers; our relationship with our suppliers; the success of our joint ventures; difficulties in integrating, and potentially significant charges associated with, acquisitions of technologies, products and businesses; our inability to obtain sufficient supplies from key suppliers; the impact of returns, allowances and chargebacks; product liability claims; rising costs and limited availability of product liability and other insurance; the loss of key personnel; failure to comply with environmental laws; and the absence of certainty regarding the receipt of required regulatory approvals or the timing or terms of such approvals. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. We are also subject to other risks detailed herein, including those under the heading Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," or detailed from time to time in this Annual Report or in our other SEC filings. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report and in our other SEC filings.

         Readers are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

                                     PART I

--------------------------------------------------------------------------------
ITEM 1. BUSINESS
================================================================================

OVERVIEW

     We are a pharmaceutical company that:

     o develops and commercializes generic versions of controlled-release brand name pharmaceuticals, using our proprietary controlled-release drug delivery technologies, and generic versions of niche and immediate-release pharmaceutical products, including oral contraceptives;

     o distributes pharmaceuticals, primarily generics, manufactured by others as well as manufactured by us, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians' offices; and

     o commercializes brand name pharmaceuticals, in some instances using our proprietary controlled-release drug delivery technologies.

         Controlled-release pharmaceuticals generally provide more consistent drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects, by releasing drug dosages at specific times and in specific locations in the body. Controlled-release pharmaceuticals allow for "patient friendly" dosage forms, which reduce the number of times a drug must be taken, thus improving patient compliance.

BUSINESS STRATEGY

         We currently plan to continue our business approach of developing and commercializing generic products, enhancing our distribution operations and commercializing brand products. We intend to grow these businesses through internal efforts, strategic alliances and collaborative agreements, as well as acquisitions, as appropriate.

RESEARCH AND DEVELOPMENT

         Our research and development efforts are currently focused predominantly on developing generic products using our proprietary controlled-release drug delivery technologies, as well as niche and immediate-release products, including oral contraceptives. Total research and development expenses were approximately $52.2 million, $51.5 million and $52.8 million, in 2003, 2002 and 2001, respectively. We anticipate that research and development expenses will increase to approximately $55 million during 2004. From 2001 through 2003, research and development expenses also included the development of brand products. Research and development expenses for generic development activities include, among other things, costs relating to personnel, overhead, laboratories for conducting bioequivalence studies and raw materials used in developing our products. Historically, research and development expenses for brand product activities included, among other things, costs related to personnel, overhead, professional services, filing fees and raw materials, but primarily included the cost of laboratory services, clinical investigators and clinical research organizations that were responsible for conducting the clinical trials required to support a product application with the Food and Drug Administration (FDA) and preparing New Drug Applications (NDAs). Planned research and development expenses will be periodically evaluated during 2004 to take into consideration, among other things, our level of profitability and cash flows.

STRATEGIC ALLIANCES, COLLABORATION AGREEMENTS AND DISPOSITIONS

         We intend to consider and, as appropriate, enter into strategic alliances and collaborative agreements with other companies to, among other things, license or acquire rights to generic or brand products or product candidates, and possibly to acquire complementary businesses. We also intend to divest ourselves of products or businesses that are no longer a strategic fit to our overall business. In 2003, we divested the Massachusetts aerosol manufacturing operation, the Physicians' Online (POL) web portal and certain marketing rights for butalbital with acetaminophen and caffeine, as these operations and products were no longer strategic fits to our overall business.

GENERIC PHARMACEUTICALS

         Our future results of operations will depend in large part upon our ability to successfully develop, manufacture and market generic pharmaceutical products in a timely manner, and such products must meet regulatory standards and receive regulatory approvals (See "REGULATION - PHARMACEUTICALS").

         Historically, we focused our efforts on developing generic versions of controlled-release patent protected brand pharmaceuticals, using controlled-release technologies and formulation techniques to develop products that will mimic the brand product's physiological characteristics, but not infringe the patents protecting the brand product. Over the past several years, we have broadened our generic research and development efforts to include immediate-release and niche pharmaceuticals.

         In connection with our generic products, we generally conduct studies to establish that our product is bioequivalent to the brand product, and obtain legal advice that our product does not infringe the NDA owner's or the innovator's patents or that such patents are invalid or unenforceable and/or have expired. FDA approval is required before a generic version of a previously approved drug or certain new dosage forms of an existing drug can be marketed. Approval for such products generally is sought using an Abbreviated New Drug Application (ANDA). In most cases, bioavailability and bioequivalence studies, and not clinical studies, are required in support of an ANDA. Bioavailability indicates the rate of absorption and levels of concentration of a drug in the blood stream. Bioequivalence compares the bioavailability of one drug product with another and, when established, indicates that the rate of absorption and levels of concentration in the body are substantially equivalent to the previously approved reference listed drug. An ANDA may be submitted for a drug product on the basis that it is the equivalent of a previously approved drug product or, in the case of a new dosage form, that it is suitable for use for the indications specified without the need to conduct additional safety or efficacy testing.

         As further detailed below, the law provides a complex, time-consuming and litigious process for bringing generic versions of brand products to market, which are covered by existing patents (See "REGULATION - PHARMACEUTICALS-ANDA PROCESS - GENERIC PHARMACEUTICALS" for a description of this regulatory process and "PATENT INFRINGEMENT LITIGATION" for a discussion of the litigation involving our ANDA products).

         If the ANDA applicant is the first to successfully file an application for a patent-protected product and provides the appropriate patent certification notice to the FDA, the NDA holder and the patent holder, the applicant may be awarded a 180-day period of marketing exclusivity against other companies that subsequently file ANDAs for that same product. Even if a company is granted marketing exclusivity, the brand product can also be marketed as an authorized generic during such period. In the event no exclusivity is awarded, or once the 180-day period expires, other companies can immediately begin marketing their own approved generic version of a product. We believe this period of marketing exclusivity can provide an opportunity for the successful patent challenger to build market share, to recoup the expense of patent litigation, to realize greater gross profit, and in some cases, to gain value by relinquishing or transferring this marketing exclusivity right to others. In addition, once that exclusivity period has lapsed, we believe that the marketer of the first commercialized product may more effectively defend its market share position against future competition. The ability to secure the benefit of this exclusivity period, and the extent of the benefit it confers, is dependent upon a variety of factors, some beyond the ANDA applicant's control, including whether the brand product will also be marketed as an authorized generic, either before or during such exclusivity period; the date in which its ANDA was filed, and consequently, the law pertaining to its ANDA and its exclusivity period; and the speed and results of litigation involving other ANDA filers (See "REGULATION
- PHARMACEUTICALS-ANDA PROCESS - GENERIC PHARMACEUTICALS") .

         As of March 1, 2004, our marketed generic products include generic versions of Cardizem CD, Tiazac, Glucophage and Claritin-D 24, all of which we manufacture, as well as Glucotrol XL, which we presently purchase from Pfizer and sell as an authorized generic. Our generic version of Cardizem CD and, to a lesser extent, Tiazac, Claritin-D 24, Glucophage and Glucotrol XL account for a substantial portion of the revenues and profits we derive from our generic product portfolio. (See "RISK FACTORS"). Our other generic marketed products include versions of Claritin RediTabs, Dilacor XR, Entex LA, K-Dur, Lotensin, Lotensin HCT, Naprelan, Remeron, Tylenol and Codeine Tablets and Vicodin HP. Our generic Claritin line of products is sold through Perrigo Company as over-the counter or OTC products. We also manufacture and sell a generic version of Oruvail, which is part of our ANCIRC joint venture with Watson Pharmaceuticals, Inc. Additionally, we sell generic versions of Pepcid, Prozac and Mevacor, which were developed and are manufactured by Carlsbad Technologies, Inc., in connection with our CARAN joint venture with Carlsbad. We maintain the ability to sell generic Ventolin (Albuterol Metered Dose Inhalers) manufactured by our former Massachusetts aerosol manufacturing operation through October 2004.

         We continue to work to expand our generic product line. In 2003, we launched six generic products, received 13 final product approvals, four tentative approvals and submitted 12 ANDAs to the FDA, some of which we believe will be awarded first-to-file exclusivity, and therefore may be entitled to a 180-day period of marketing exclusivity. The FDA issues a "tentative approval" when it has determined the ANDA to be approvable, but there is a patent or exclusivity period prohibiting it from granting final approval. We currently have approximately 30 ANDAs at FDA. Though we generally do not comment on our pending ANDAs for strategic reasons, information concerning certain of our ANDA filings becomes publicly known for various reasons, but generally as a result of the patent infringement litigation that is commenced against us. Those disclosed ANDAs include our generic versions of Wellbutrin SR/Zyban, for which we believe we are entitled to a 180-day period of marketing exclusivity on the 150mg strength, the 50mg strength of Toprol-XL, for which we believe we are entitled to a 180-day period of marketing exclusivity, Accupril, Paxil, and certain oral contraceptive products, including Ortho Novum 1-35 and Ortho Novum 7/7/7.

         We generally sell our generic products under the Andrx Pharmaceuticals, Inc. label through our internal sales team, mainly to warehousing pharmacy chains, wholesalers, large managed care customers and selected government agencies. This sales effort is complemented by the efforts of our distribution operations, which distribute our products, but primarily other manufacturers' generic products, principally to independent pharmacies, pharmacy chains, buying groups and physicians' offices.

         Securing and maintaining these customers for generic products is highly competitive and requires high service levels. When our competitors attempt to gain market share, significant price erosion often results. Moreover, since a few warehousing pharmacy chains, wholesalers and managed care customers control a large share of this market, our business may be adversely affected by the loss of, or the consolidation of, any of our customers.

         COLLABORATIVE AGREEMENTS AND STRATEGIC ALLIANCES - GENERIC PRODUCTS

         We intend to consider and, as appropriate, enter into collaborative agreements and strategic alliances with other companies to, among other things, license or acquire rights to generic products or product candidates, to acquire complementary businesses and to achieve other business objectives. We have entered into various collaborative agreements for generic products, including our:

            o January 2003 agreement with Perrigo, whereby we agreed to manufacture and supply Perrigo our generic versions of Claritin-D 24, Claritin RediTabs and Claritin-D 12, and Perrigo agreed to market such products as store brand OTC products. This agreement followed the FDA's determination that the Claritin line of products should be sold as OTC products, and not as prescription pharmaceuticals. The FDA approved our generic version of Claritin-D 24 in February 2003, with a 180-day period of marketing exclusivity, and Perrigo began marketing it in June 2003. The FDA approved our generic version of Claritin RediTabs in November 2003, and Perrigo began marketing it in January 2004. The FDA approved our generic version of Claritin-D 12 in January 2004, and we hope to place Perrigo in a position to launch this product in 2004;

            o July 2003 Exclusivity Transfer Agreement with Impax and a subsidiary of Teva, through which we are trying to commercialize the value of our ANDAs for generic versions of Wellbutrin SR/Zyban, whether through the sale of our own products or through the sale of Impax's product, which will be sold by Teva. Under this agreement, Impax and Teva will share certain profits with us from the sale of certain of Impax's products for a 180-day period, and we agreed to share certain profits for a 180-day period with them if our products were marketed. Though the agreement originally extended to both the 100mg and 150mg strengths of Wellbutrin SR/Zyban, we have since learned that we did not enjoy a marketing exclusivity period for the 100mg strength, as we were not the first to file an ANDA for that strength. Consequently, we will not share in any of the profits from the sale of Impax's 100mg strength of this product, which was approved for sale in January 2004;

            o September 2003 agreement with Pfizer and Alza Corporation that resolved patent infringement litigation involving our ANDAs for the 2.5mg, 5mg and 10mg strengths of Glucotrol XL (extended-release glipizide). Pursuant to this settlement, Pfizer and Alza dismissed their lawsuits against us, all of the parties exchanged mutual releases, and we received the right to either market the Glucotrol XL product (or any strength thereof) supplied by Pfizer as an authorized generic and/or to manufacture and market our ANDA product(s) in exchange for a royalty, pursuant to a sublicense for relevant Alza patents. In December 2003, we launched all three strengths of Glucotrol XL, supplied by Pfizer. As we will pay less of a royalty to Pfizer and Alza from the sale of our own ANDA product than the product we acquire from Pfizer, we are working toward FDA approval to give us the ability to launch our own versions of this product in the future;

            o December 2003 agreement with Teva, whereby we agreed that we would be responsible for the formulation, FDA submissions and manufacture of the oral contraceptive products we presently have pending at the FDA, as well as certain others, and Teva would market such products as part of its larger product line in both the United States and Canada. In January 2004, the FDA issued final approval for our generic version of Ortho Cyclen-28 and tentative approval of our generic version of Ortho Tri-Cyclen. We anticipate launching these products through Teva in 2004. Our currently filed or approved ANDAs are for products that currently generate approximately 50% of total oral contraceptive prescriptions; and

            o Our October 2002 agreement with Genpharm and KUDCo, pursuant to which we and Genpharm relinquished our shared marketing exclusivity rights to the generic versions of the 10mg and 20mg strengths of omeprazole (Prilosec), and accelerated the ability of KUDCo to receive FDA approval of the sale of its product. Under that agreement, we earn a portion of KUDCo's net profits, as defined, from sales of KUDCo's product. That share decreased from 15% to 9% on June 9, 2003, and was further reduced to 6.25% in February 2004, as a result of the December 2003 appellate court decision affirming the lower court decision that our version of generic Prilosec infringed valid patents of AstraZeneca plc. We continue to try to commercialize the value of our ANDA for the 40mg strength of generic Prilosec, which is not covered by our agreement with Genpharm and KUDCo, and for which we believe we continue to have marketing exclusivity rights.

         GENERIC PRODUCT PIPELINE

         We are continually evaluating potential generic product candidates by, among other things, actively reviewing pharmaceutical patents and looking for opportunities to challenge those patents where we believe such patents are invalid, or will not be infringed by the application of our drug delivery technologies or are expiring. Though the majority of such products have historically been controlled-release products, we are also seeking to develop niche and immediate-release pharmaceutical products, including oral contraceptives, to broaden our product line.

         CUSTOMER ARRANGEMENTS

         Consistent with generic industry practice, we have a return policy that allows customers to return our products for a variety of reasons at various times. We may also provide credits, known as shelf stock adjustments, to our customers for decreases that we make to the selling price of our product, in an amount approximating the decrease in the value of the inventory owned by our customers as of the date of that price reduction. We also have indirect customer arrangements, whereby those customers purchase our products at prices negotiated with us, but obtain those products through wholesalers they independently select. In these transactions, we provide a chargeback or credit to the wholesaler in an amount equal to the difference between our invoice price to the wholesaler and the contract price for the indirect customer (See "CRITICAL ACCOUNTING POLICIES AND ESTIMATES - REVENUE RECOGNITION"). We have from time to time entered into long-term supply agreements with certain customers related to our generic products.

         JOINT VENTURES

         We have established two unconsolidated joint ventures for the commercialization of generic products, including:

            o CARAN, which is a 50/50 joint venture with Carlsbad Technologies, Inc. Through this joint venture, Carlsbad developed and manufactures generic versions of Pepcid, Prozac and Mevacor, which we are currently selling under the Andrx Pharmaceuticals, Inc. label; and

            o ANCIRC, which is a joint venture with Watson Pharmaceuticals, Inc. for the development, manufacture and sale of certain generic products. We are currently selling one ANCIRC product, a generic version of Oruvail, for which we share profits 50/50 with Watson. In November 2000, we became solely responsible for all of the additional costs to develop, manufacture and sell the six remaining ANCIRC products, and Watson became entitled, under certain conditions, to a royalty on the net sales we derive from the commercialization of those products, including our generic versions of Glucotrol XL and Procardia XL. We have the right to elect to discontinue our efforts to develop or market those remaining ANCIRC products at any time.

PHARMACEUTICAL DISTRIBUTION OPERATIONS

         Through our Anda, Anda Pharmaceuticals and Valmed (also known as VIP) subsidiaries, we distribute predominantly generic pharmaceuticals manufactured largely by others, as well as our own products. We purchase these pharmaceuticals and market them primarily through our internal sales representatives mainly to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians' offices. We offer next day delivery, competitive pricing, quality products and responsive customer service for our more than 5,700 shelf-keeping units (SKUs), which we believe are the critical elements to competing effectively in this market. Our telemarketing staff currently consists of approximately 220 persons who primarily initiate approximately 80,000 phone calls per week to approximately 18,000 active accounts, supplemented by sales executives responsible for national accounts. Our customers can also place orders through AndaNet, AndaMeds and VIPpharm, our internally developed, proprietary Internet ordering systems and through AndaConnect and VIPConnect, which are hand-held Palm-ordering devices. During 2003, approximately 12.5% of our orders were generated through our order entry Internet sites, and approximately 5.2% of our orders were generated through AndaConnect and VIPConnect. These order entry systems complement our internal sales representatives, who are located in Weston, Florida, Grand Island, New York and Boca Raton, Florida.

         We presently distribute products out of our facilities in Weston, Florida and Columbus, Ohio. Our Columbus, Ohio distribution center opened in 2002 and is intended to provide us with additional distribution opportunities nationally. For the year-ended December 31, 2003, approximately 55% of the distribution sales were shipped out of our Florida facility, while the balance of the distribution sales were shipped out of Ohio.

         Our distribution operations are utilized for the sale and marketing of our own generic products, our collaborative partners' products and products we purchase from third parties.

BRAND PHARMACEUTICALS

         Our brand products are currently sold under the Andrx Laboratories, Inc. label primarily to wholesalers, warehousing pharmacy chains and pharmacy benefit managers (PBMs). Unlike generic products, which are generally substituted at the pharmacy, brand products need to generate demand through a sales force dedicated to explaining to physicians the pharmaceutical characteristics of the product, as well as marketing materials. The cost of maintaining a sales force and promoting a brand pharmaceutical product is substantial. We expect that, for the near term, our brand products' selling, general and administrative expenses will continue to exceed the gross profit generated by our brand operations.

         As of March 1, 2004, we had approximately 250 primary care sales representatives covering approximately 325 primary care territories, focusing primarily on primary care physicians. Though we had as many as approximately 430 sales representatives in 2003, we reduced the amount of representatives and changed the territories they cover in December 2003. We will review and adjust the number of sales representatives we maintain based on the needs of our business and products, which is expected to include Pfizer's Cardura XL product, which we anticipate will be marketed to urologists as well as primary care physicians.

         In December 2003, we determined that we would focus our brand research and development efforts on selected opportunities with other pharmaceutical companies that will leverage our formulation technologies, as we believe our proprietary controlled-release drug delivery technologies can improve the characteristics of products; for example, by decreasing undesired side effects, improving performance, patient compliance or reducing the frequency of administration. As a result, we reduced the size of our New Jersey brand clinical research operations.

         Before that change occurred, we developed our own brand product formulations and used contract research organizations to conduct and manage clinical studies and to assist us in the preparation of the NDA for those products. We generally filed an Investigational New Drug Application (IND) with FDA before we commenced clinical trials. Because our development efforts typically involved chemical entities that have been previously approved by FDA, as opposed to new chemical entities, we utilized the Section 505(b)(2) NDA approval process, which we believe is less expensive and less risky than the approval process associated with most NDAs. A Section 505(b)(2) NDA must contain safety and effectiveness studies, but may rely on published reports or prior FDA determinations that related products are safe and effective (e.g., approval of a controlled-release version of a previously approved immediate-release drug product) for those studies. In most cases, our product may receive marketing exclusivity rights. Conversely, marketing exclusivity rights awarded to another product may delay approval of our NDA.

         In June 2002, the FDA approved our first NDA, Altocor, an extended-release lovastatin for lowering cholesterol. Our NDA for Fortamet, an extended-release metformin tablet for the control of blood sugar in patients with Type 2 diabetes, and our NDA for a valproate product for the treatment of manic episodes associated with bipolar disorder, various seizure disorders and prophylaxis of migraine headaches have both received approvable letters from the FDA. Fortamet is intended to compete in the oral glucose-lowering market, which had 2003 U.S. sales of $5.7 billion and our valproate product is intended to compete with the Depakote family of brand products, which had 2003 U.S. sales of $800 million. In the case of our valproate product, we are presently involved in patent infringement litigation, which will also delay the approval and commercial sale of our product. Though the Fortamet NDA used immediate-release Glucophage as its reference listed drug, FDA recently advised us that we must make a patent certification with respect to the Orange Book patents listed for Glucophage XR. Accordingly, the timing of the FDA's approval of Fortamet depends upon whether the NDA holder initiates patent infringement litigation within the 45-day period following its receipt of our patent notice, among other things. We believe that our product does not infringe such patents and note that the NDA holder did not initiate patent infringement litigation against the many ANDAs, including our own, that were filed for Glucophage XR. We are required to pay Sandoz Inc., formerly known as Geneva Pharmaceuticals, Inc., a subsidiary of Novartis, additional milestones of $2.0 million upon FDA approval and $3.0 million upon the launch of Fortamet, as well as royalties on net revenues from this product (See "RISK FACTORS" and "REGULATION - PHARMACEUTICALS-NDA PROCESS - BRAND PHARMACEUTICALS" for a description of this regulatory process and "RISK FACTORS" and "PATENT INFRINGEMENT LITIGATION" for a discussion of the litigation involving our NDA products).

         Additionally, we presently sell several brand products we acquired or obtained the rights to market from third parties, including: i) the Entex line of cough and cold products we acquired in June 2001 from an affiliate of Elan Corporation, which are prescription-only products that did not require the submission and approval of an NDA in order to be marketed; ii) the Anexsia pain products in-licensed from Mallinkrodt, a Tyco Healthcare company, in September 2001 through an eight-year marketing and supply agreement; and iii) the Embrex pre-natal vitamin, which we acquired through our acquisition of CTEX Pharmaceuticals, Inc. The Anexsia and Embrex products and some of the Entex products have generic versions available in the marketplace. On October 17, 2003, FDA issued a draft compliance policy guide with respect to pharmaceutical products that are presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, such as the Entex line of products. This draft guidance is intended to provide notice that once FDA approves a version of such product, unapproved drug products, such as our Entex product line, may be subject to FDA enforcement action at any time, and that FDA will evaluate each product on a case-by-case basis. In determining whether to permit a grace period, and how long such grace period will be, FDA indicates that it will consider factors such as: the effects on the public health of immediate removal; the difficulty of conducting any required studies, and preparing and obtaining approval of an application; the burden on affected parties; FDA's available enforcement resources; and any special circumstances. Though this guidance is only a draft, we are continuing to assess this matter, including whether to seek FDA approval to market some or all of the Entex line of products as prescription products or OTC products, as well as the FDA's requirements for such submissions.

    COLLABORATIVE AGREEMENTS AND STRATEGIC ALLIANCES - BRAND PRODUCTS

         We believe that our proprietary drug delivery technologies provide the opportunity to enhance the commercial value of existing drug products and new drug candidates. We also believe that our sales force can be utilized to promote or co-promote products developed by others, whether by ourselves or in conjunction with the marketing or co-marketing of such other company's products. Moreover, since the development and marketing processes for brand pharmaceuticals are costlier than those for generic products, and could involve synergies with products currently being marketed or developed by other pharmaceutical companies, we will, from time to time, evaluate or seek to enter into collaborative arrangements with other pharmaceutical companies to increase revenues, to reduce costs or otherwise gain mutual benefits. We also are considering acquiring or licensing additional brand products for our sales force to promote and/or entering into co-promotion or contract sales arrangements with respect to our products or other companies' products. Examples of our collaborative agreements include our:

            o November 2003 supply and distribution agreement with Pfizer to further expand our brand product portfolio. Under the agreement, we acquired the right to market Cardura XL, a sustained-release formulation of doxazosin mesylate, which is the subject of an NDA filed by Pfizer for the treatment of benign prostatic hyperplasia (BPH). In exchange for the right to market the product for five years, we agreed to pay Pfizer $35 million, of which $10 million has been paid (and is refundable under certain circumstances), and $25 million is payable if the FDA approves the product in 2004 with the certain agreed upon minimum labeling claims. We also agreed to
                  (i) purchase certain annual minimum quantities of Cardura XL at an established price for the first three years following the NDA approval totaling approximately $150 million, and (ii) provide a minimum number of annual physician details during the term of the agreement;

            o December 2003 agreement with Takeda whereby we agreed to co-develop and later manufacture a combination product consisting of Takeda's Actos (pioglitazone) and our extended-release metformin, each of which is administered once-a-day for the treatment of Type 2 diabetes. Takeda will have exclusive worldwide marketing rights for this combination product and will be responsible for regulatory approvals. Upon execution of the agreement, we were entitled to receive $10 million as an initial milestone payment. Upon approval of the NDA and the manufacture and marketing of the combination product, we will receive a transfer price for the supply of the combination product and a royalty as well as certain additional performance payments related to Takeda's sale of the combination product; and

            o 1999 agreement granting Sandoz the U.S. and selected international marketing rights for Fortamet and selected international marketing rights for Altocor. In 2001, we reacquired those rights from Sandoz, and in exchange agreed to make certain milestone payments and royalty payments on net sales in the U.S. for Fortamet for the first five years after Fortamet's commercialization. We recorded our first milestone payment of $2.0 million in December 2001, and recorded our second milestone of $3.0 million in the 2002 fourth quarter. Additional milestones of $2.0 million and $3.0 million will be due to Sandoz upon FDA approval and our launch of Fortamet, respectively.


          MANAGED CARE

         In addition to the efforts of our brand sales representatives, the marketing of our brand products requires us to gain access to health authorities, pharmacy benefit managers (PBMs) and managed care organizations'
(MCO) formularies (lists of recommended or approved medicines and other products) and reimbursement lists. It is estimated that over half the U.S. population now participates in some version of managed care. The purchasing power of MCOs has been increasing, both due to their growing numbers of enrolled patients and the consolidation of those organizations into fewer, larger entities. Because of the size of the patient population covered by MCOs, the marketing of prescription drugs to them and to the PBMs that serve many of those organizations is important to our brand business.

         MCOs and PBMs typically develop formularies to reduce their cost for medications. Inclusion on formularies can be based on the prices and therapeutic benefits of the available products, but can also be influenced by a variety of other factors, including rebates offered by pharmaceutical companies and limitations on the amount of products included within a particular therapeutic class. Exclusion of a product from a formulary can lead to sharply reduced usage in the MCO patient population.


OUR PROPRIETARY DRUG DELIVERY TECHNOLOGIES

         Certain of our pharmaceutical products (both generic and brand) utilize our proprietary controlled-release drug delivery technologies to control the release characteristics of a variety of orally administered drugs. Controlled-release products are formulations that release active drug compounds in the body gradually and predictably over a 12 to 24-hour period and therefore need be taken only once or twice daily, as opposed to immediate-release products that have to be taken 3-4 times per day. Controlled-release products typically provide benefits over immediate-release drugs.

         We have 10 proprietary drug delivery technologies that have been patented for certain applications or for which we have filed for patent protection for certain applications. These include:

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

         o        Granulated Modulating Hydrogel System

         o        Pelletized Tablet System

         o        Porous Tablet System

         o        Modified Antihistamine/Decongestant Combination System

PATENTS, TRADEMARKS AND LICENSES

         The pharmaceutical industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes, and we believe that patents and other proprietary rights are important to our business. Our policy is to file patent applications to protect our products, technologies, inventions and improvements we consider important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

         We hold numerous U.S. and foreign patents and expect to continue to file U.S. and foreign patent applications to protect our intellectual property. As of December 31, 2003, we had 96 patents issued, allowed or applied for in the U.S. and 127 internationally, and had exclusively licensed additional U.S. and foreign patents and patent applications from others. Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our products, to preserve our trade secrets and proprietary rights and to operate without infringing on the proprietary rights of third parties or having third parties circumvent our rights.

         In addition, companies having competing brand pharmaceutical products may bring litigation against ANDA or some NDA applicants seeking approval to manufacture and market generic forms of their brand products. These companies allege patent infringement or other violations of intellectual property rights as the basis for filing suit against the applicant, thereby delaying or preventing the introduction of the ANDA or NDA applicant's product (See "RISK FACTORS" AND "REGULATION - PHARMACEUTICALS").

RAW MATERIALS

         The active chemical raw materials, essential to our business, are generally readily available from multiple sources. Certain raw materials used in the manufacture of our products are, however, available from limited sources, and in some cases, a single source. We have at times experienced problems as a result of a lack of raw material availability. Such problems result from the supplier's delay in providing such materials, delays in getting such materials through customs, the closure of a particular materials source and the unavailability of a comparable replacement, and latent defects in the materials we utilize in certain of our products and product candidates. The impact of such delays and problems are heightened by the need for FDA to approve changes in raw materials and raw material suppliers prior to the use of such new material.

MANUFACTURING

         We presently operate manufacturing facilities in Florida. In December 2002, we acquired a 500,000 square foot manufacturing facility in Morrisville, North Carolina, which we anticipate using in certain of our operations commencing mid-2005. We are currently expanding our manufacturing capacity, both by converting portions of our existing Florida facilities into additional manufacturing space, and by renovating and equipping our North Carolina facility. The timely completion of these efforts is necessary for us to have sufficient manufacturing capacity for the anticipated quantities of our existing products and the products we expect to launch in the coming years.

         Our manufacturing and other processes utilize sophisticated equipment, which sometimes requires a significant amount of time to obtain and install. Although we endeavor to properly maintain our equipment and our inventory of spare parts, our business could suffer if certain manufacturing or other equipment, or a portion or all of our facilities were to become inoperable for a period of time. This could occur for various reasons, including catastrophic events such as hurricane or explosion, but also equipment failures and/or delays in obtaining components or replacements thereof, delays in receiving FDA approval of our North Carolina facility, as well as equipment issues, construction delays or defects and other events, both within and outside of our control.

         We sometimes file our ANDA or NDA based on study results utilizing product batches that are smaller than what we anticipate may be required for the commercial launch of that product. Thus, in order to manufacture these products for commercial launch, we are required to "scale-up" our manufacturing process for use on larger equipment, in accordance with FDA regulations. Our business could suffer if we are unable to successfully scale-up any of our significant products or if successful scale-up of any such product is delayed or cannot be achieved.

         We continue to make improvements in the efficiency of our manufacturing operations in order to meet the market demand for our current products and position ourselves to plan appropriately for the manufacturing of our future products. Operating on this basis and meeting the anticipated market demand requires minimal equipment failures and product rejections. Moreover, because we manufacture products that employ a variety of technology platforms, certain of our manufacturing capabilities may at times be over-utilized, while others may be under-utilized.

         To address these problems, we have, and continue to focus our efforts on: (i) optimizing our processes and reducing equipment failures and thereby reducing product rejections; (ii) hiring additional experienced manufacturing operations personnel, and reducing the turnover of manufacturing operations personnel; (iii) assuring compliance with FDA's current Good Manufacturing Practices (cGMP) regulations; (iv) increasing personnel training, accountability, development and expertise; (v) implementing a more fully integrated use of our operating systems, in anticipation of our migration to a JD Edwards Enterprise Resource Planning (ERP) system; (vi) evaluating the commercial viability of producing certain products that we anticipate will generate a relatively small amount of profit as compared to the utilization of resources in order to allow us to optimize our output and maximize our profitability; (vii) transferring production (or portions thereof) for certain products to third parties; and (viii) renovating and acquiring additional facilities to increase or optimize production.

         Our pharmaceutical manufacturing operations are required to comply with cGMP. cGMP encompasses all aspects of the production process, including validation and record keeping, in addition to standards for facilities, equipment and personnel, and involves changing and evolving standards. Consequently, continuing compliance with cGMP can be a particularly difficult, extensive and expensive part of our manufacturing operations. Similar cGMP regulations, and other requirements, apply to products that we manufacture for sale in certain other countries. On March 3, 2004, following an inspection of our Davie, Florida manufacturing facility, the FDA issued a Form 483 notice to us providing observations by the inspector concerning our compliance with cGMP, including certain observations that were also reflected in the August 2000 Warning Letter. We are currently reviewing each of those observations and, as is customary, will prepare a written response with an explanation of proposed corrective action for each of the FDA's observations. (See "RISK FACTORS").

         As a result of all of the foregoing factors, we may at times have difficulty fulfilling all of the market demand for our products and having pre-launch quantities of our product candidates available when we obtain FDA approval to market our products (See "RISK FACTORS").

INFORMATION SYSTEMS

         We have experienced significant expansion of all of our operations, which has required the expansion, upgrading and improvement of our administrative, operational and management systems, controls and resources. To achieve this objective, we began the implementation of a JD Edwards ERP software package and related hardware in 2002. JD Edwards is a fully integrated software system that is intended to allow information to be shared and utilized throughout Andrx. We anticipate that the majority of the JD Edwards software package will be implemented throughout 2004. Total capital expenditures and related costs for this project are estimated to be $25 million.

         In 2002, Andrx also began the implementation of the PeopleSoft human resources and payroll system. PeopleSoft is an enterprise-wide software package that is intended to enable us to better manage, optimize, and leverage our employees and thereby achieve a higher level of business performance. The payroll software modules were successfully implemented among our divisions in the 2003 first quarter. We estimate the total cost of this project to be $4 million. Implementation of human resources software modules began in 2003 and we anticipate completion of the modules in 2004.

         Following the completed implementation of these programs, we will continue to incur costs to support and modify these systems for our expanding or changing operations. We also intend to enhance the information systems capabilities of our distribution operations and to invest further in new technology and systems to enhance customer and supplier relationships and internal efficiencies.

REGULATION - PHARMACEUTICALS

         ANDA PROCESS - GENERIC PHARMACEUTICALS

         In our generic operations, we apply our proprietary technology processes and formulations to develop a product that will reproduce the brand product's physiological characteristics (i.e., the rate and extent of absorption into the bloodstream), but not infringe upon the patents of the brand owner or other innovator of the NDA. In connection with this process, we conduct studies to establish that our product is bioequivalent to the brand product, and obtain legal advice that our product does not infringe the NDA owner's or the innovator's patents or that such patents are invalid or unenforceable. FDA approval is required before a generic version of a previously approved drug or certain new dosage forms of an existing drug can be marketed. Approval for such products generally is sought using an ANDA. In most cases bioavailability and bioequivalence studies must be conducted in support of the ANDA and clinical studies are not required. Bioavailability indicates the rate of absorption and levels of concentration of a drug in the blood stream. Bioequivalence compares the bioavailability of one drug product with another and, when established, indicates that the rate of absorption and levels of concentration in the body are substantially equivalent to the previously approved reference listed drug. An ANDA may be submitted for a drug product on the basis that it is bioequivalent to a previously approved drug product or, in the case of a new dosage form, that it is suitable for use for the indications specified without the need to conduct additional safety or efficacy testing.

         The Drug Price Competition and Patent Restoration Act of 1984, known as the Waxman-Hatch Amendments, require that we submit an ANDA to the FDA for each generic product we seek to market. The ANDA contains a substantial amount of information about the proposed product's formulation, ingredients, chemistry and manufacturing controls, stability and the bioavailability and bioequivalence studies conducted on such product, all of which is reviewed by the FDA's Office of Generic Drugs (OGD). In addition, the ANDA is required to contain the ANDA applicant's certification concerning each patent that has been listed for the reference brand product in the Orange Book. If there is no patent listed in the Orange Book, the ANDA applicant so states by submitting what is referred to as a Paragraph I certification. If the patent listed in the Orange Book has expired, the ANDA applicant so states by submitting what is referred to as a Paragraph II certification. If the ANDA applicant intends to wait until the expiration of the patent listed in the Orange Book before it intends to market its product, the ANDA applicant so states by submitting what is referred to as a Paragraph III certification. And, if the ANDA applicant believes that the listed patent is invalid or unenforceable, or that its product does not infringe such patent(s), the ANDA applicant so states by submitting what is referred to as a Paragraph IV certification in its ANDA.

         If a Paragraph IV certification is made, the ANDA applicant must also send a notice containing its factual basis for its Paragraph IV certification to the NDA owner and any patent holder. The NDA owner or patent holder may then initiate a legal challenge against the ANDA applicant for patent infringement. Before the December 2003 Amendments to Waxman-Hatch were enacted, if the NDA owner or patent holder asserted a patent challenge within 45 days of their receipt of notice of the ANDA applicant's Paragraph IV certification, FDA was prevented from approving that ANDA until the earlier of 30 months, the expiration of the patent, or when the infringement case concerning each such patent was favorably decided in an ANDA applicant's favor or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In some cases, NDA owners and patent holders obtained additional patents for their products after an ANDA had been filed, but before that ANDA received final marketing approval, and then initiated a new patent challenge, which resulted in more than one 30-month stay.

         The December 2003 Amendments to Waxman-Hatch were intended to eliminate certain unfair advantages of patent holders in the implementation of Waxman-Hatch. As a result of those amendments, the NDA owner remains entitled to an automatic 30-month stay if they initiate a patent infringement lawsuit within 45 days of their receipt of notice of our Paragraph IV certification, but only if their patent infringement lawsuit is directed to patents that were listed in the Orange Book before the ANDA was filed. An ANDA applicant is now permitted to take legal action to enjoin or prohibit the listing of certain of these patents as a counterclaim in response to a claim by the NDA owner that its patent covers its approved drug product. By granting 30-month stays only with respect to patent infringement claims for patents that were listed in the Orange Book before an ANDA was filed, the December 2003 amendments are intended to reduce the potential for multiple 30-month stays. Some believe, however, that without the incentive of a 30 month stay to encourage an early resolution of patent infringement claims, ANDA applicants will be at a greater risk that the NDA holder will initiate patent litigation shortly before or soon after the generic version of its product is marketed.

         In addition, an FDA regulation that became effective in August 2003 further defines the types of patents that may be listed in the Orange Book and requires increased disclosure requirements for listed patents in an effort to decrease the number of improperly listed patents. While most of these changes should help prevent improperly listed patents, the effectiveness of this regulation and the December 2003 amendments is unclear, and is likely to result in additional litigation.

         If an ANDA applicant is the first to file an ANDA with a Paragraph IV certification, and provide appropriate notice to the FDA, the NDA holder and all patentees for a particular generic product, the applicant may be awarded a 180-day period of marketing exclusivity against other companies that subsequently file ANDAs for that same product. We believe this period of marketing exclusivity can provide an opportunity for the successful patent challenger to build its market share, to recoup the expense of patent litigation and to realize greater profit margins, and in some cases, to gain value by relinquishing or transferring this marketing exclusivity right to others. In addition, once that exclusivity period has lapsed, we believe that the marketer of the first commercialized product may more effectively defend its market share position against future competition. However, our ability to secure the benefit of this exclusivity period, and the actual benefit we might experience from the exclusivity period, depends on a variety of factors, some beyond our control, such as: the timing of FDA approval; whether other ANDA applicants share that exclusivity; patent litigation related to our product and competitors' products; and whether the brand product will also be marketed as a generic (sometimes referred to as an authorized generic). New court decisions, FDA interpretations, legislative changes and when an ANDA was filed all affect, among other things, how this exclusivity period is to be awarded, how it is affected by other ANDA applicants, and the benefit, if any, which may be obtained from the 180-day marketing exclusivity period.

         As an example, FDA had previously taken the position that it could award "shared" 180-day marketing exclusivity if different ANDA applicants were first-to-file Paragraph IV certifications to different patents listed in the Orange Book for the same product. This interpretation was recently rejected by a United States District Court, which determined that exclusivity is to be awarded on a per product basis rather than on a per patent basis. FDA has announced that it will challenge that court's ruling, and will continue to rely on its earlier interpretation for ANDAs filed before December 8, 2003, when the December 2003 Waxman-Hatch amendments prospectively eliminated shared exclusivity. Until this issue is resolved, it is unclear how the 180-day marketing exclusivity period will apply to certain of our pending ANDAs. For ANDAs that are filed on or after December 8, 2003, the 180-day marketing exclusivity period will only be awarded to the first ANDA applicant(s) to assert a Paragraph IV certification as to any patent listed in the Orange Book for that product (including multiple ANDA applicants who file the first Paragraph IV certification on the same day). However, FDA will award shared 180-day marketing exclusivity to multiple ANDA applicants who all file the first Paragraph IV certification on the same day.

         The new legislation also modifies the rules governing when generic products are eligible for 180-day exclusivity periods and when the 180-day exclusivity period is triggered or forfeited. Prior to the legislation, the 180-day marketing exclusivity period was triggered upon the first commercial marketing of the ANDA or a court decision holding the patent invalid, unenforceable or not infringed. For ANDAs accepted for filing before March 2000, that court decision had to be final and non-appealable, for ANDAs accepted for filing after March 2000, any court decision, including a district court decision, could trigger exclusivity, and in all cases, the court decision trigger did not have to involve the first ANDA applicant, but could be a court decision by a subsequent ANDA applicant. The new legislation retroactively applies a final and non-appealable court decision trigger for all ANDAs filed before December 8, 2003. As for ANDAs filed after December 8, 2003, exclusivity is only triggered upon the first commercial marketing of the ANDA product, but that exclusivity may be forfeited under certain circumstances, including, if the ANDA is not marketed within a certain timeframe after a final and non-appealable court decision by the first-filer or another ANDA applicant, or if the FDA does not tentatively approve the first-filer's ANDA within 30 months.

          Regulatory approval of an ANDA may also be affected by the grant of a period of "pediatric exclusivity." Pediatric exclusivity rewards brand pharmaceutical companies for conducting research in a pediatric population, through the grant of an additional six months of exclusivity, which is attached to any patent or market exclusivity period protecting its product. Thus, where pediatric exclusivity is requested by a brand company and granted by FDA, final marketing approval could be delayed by six months.

         Certain ANDA procedures for generic controlled-release drugs and other products are presently the subject of petitions filed by brand name drug manufacturers, which seek changes from FDA in the approval process for generic drugs. We cannot predict at this time whether FDA will make any changes to the ANDA procedures as a result of such petitions, ongoing rulemakings, or litigation or the effect that such changes may have on us. Any changes in FDA regulations, policies or procedures may make ANDA approvals more difficult or otherwise have a significant adverse effect on our business.

         NDA PROCESS - BRAND PHARMACEUTICALS

         Approval of a new drug occurs in the context of FDA review of an NDA. The NDA must contain complete pre-clinical, clinical safety and efficacy data, as well as reference to such data or literature. Before clinical testing can begin, stringent governmental requirements for pre-clinical evaluation must be satisfied. Pre-clinical data are typically obtained from studies in animal species, as well as laboratory studies, and are submitted to FDA in an IND. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials (i.e., trials in humans) and demonstrate that such studies would not expose subjects to an unreasonable or significant risk of illness or injury.

         Clinical trials are typically conducted in three sequential phases, Phase I, Phase II, and Phase III, although the phases may overlap. The process of completing clinical trials for a new drug typically takes several years and requires the expenditure of substantial resources. Preparing an NDA involves considerable data collection, verification, analysis and expense. The approval process is affected by a number of factors, including the risks and benefits of a drug product as demonstrated in clinical trials, the severity of the target disease or health condition and the availability of alternative treatments. FDA or other health authorities may deny approval of an NDA if the regulatory criteria are not satisfied, or may require additional testing or information before an NDA will be approved. The safety and effectiveness testing necessary to obtain approval of an NDA is time-consuming and expensive.

         We have submitted our internally developed brand name controlled-release pharmaceutical products using a NDA procedure that is permitted by Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. A
Section 505(b)(2) NDA must contain safety and effectiveness studies, but may rely on published reports or prior FDA determinations that related products are safe and effective (e.g., approval of a controlled-release version of a previously approved immediate-release drug product) for those studies. Thus, by eliminating the need for certain duplicative testing, the Section 505(b)(2) NDA process may significantly reduce the time and expense of new drug development.

         There are limitations on the use of Section 505(b)(2) NDAs, however. First, patent listing/certification requirements and marketing exclusivity awarded to reference or competitor products may result in the lengthy and uncertain delay of approvals similar to those described above for ANDAs. Second, there currently is uncertainty concerning the extent to which Section 505(b)(2) NDAs may rely upon prior FDA findings that reference listed drugs are safe and effective for approved uses. There may therefore be limitations on a Section 505(b)(2) NDA applicant's ability to innovate without conducting substantial clinical testing.

         NDA products, including Section 505(b)(2) NDAs, may qualify for specific patent and marketing exclusivity protections against competitive products submitted for approval via the Section 505(b)(2) NDA or ANDA processes.

PATENT INFRINGEMENT LITIGATION

         Patent litigation can be a part of the business of bringing some generic, or even brand, pharmaceuticals to market, and if such action is filed within the 45-day period prescribed by law, such litigation can result in a delay in FDA's ability to approve the marketing of a pharmaceutical product. Numerous patent infringement actions have been filed against us, and we have been successful in resolving most of such litigation matters, either through a court decision or through settlement, in a manner that permits our product to be marketed. Examples include our generic versions of: Dilacor XR, Cardizem CD, Glucotrol XL, Tiazac, Remeron, Claritin-D 24, Claritin-D 12 and Claritin RediTabs. We did not successfully resolve our patent infringement litigation involving our generic version of Prilosec and are currently unable to market such product. We are continuing to litigate patent issues pertaining to our generic versions of Wellbutrin SR/Zyban (we obtained a favorable summary judgment at the trial court, but the Court of Appeals vacated and remanded that judgment), Naprelan (we prevailed at the trial court, and an appeal is pending), Paxil, Monopril, Monopril HCT and Toprol XL (no court decision as of March
2004), as well as our brand valproate product (no court decision as of March
2004).

         Patent litigation was also filed against Andrx, and Carlsbad, one of our joint venture partners, with respect to the generic version of Pepcid that Carlsbad developed, and we sell. That litigation was resolved through a settlement.

         We anticipate that additional actions may be filed as we or companies we collaborate with file additional ANDAs containing Paragraph IV certifications. Patent litigation may also affect NDAs that we file in the future.

         The outcome of patent litigation or any litigation is difficult to predict because of the uncertainties inherent to litigation. Our business could be harmed by the delay in obtaining FDA approval to market our products as a result of patent litigation (both with respect to patents listed with FDA when the ANDA was filed and thereafter), the delay in obtaining judicial decisions in such litigation, the expense of litigation whether or not we are successful, or an adverse outcome of such litigation. Moreover, this litigation or other events may precipitate additional litigation affecting the marketing of our products.

         We often encounter substantial delay in obtaining judicial decisions in ANDA Paragraph IV litigation. Such delay could cause us to decide in the future to launch a product prior to final resolution of the pending litigation. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement include, among other things, damages measured by the profits lost by the patent owner and not by the profits earned by the infringer. Because of the discount pricing typically involved with generic products, patented brand products generally realize a higher profit margin than generic products. In the case of a willful infringer, the definition of which is unclear, such damages may be trebled. We believe that this profit differential can act as a deterrent to the settlement of patent litigation on terms that will allow our products to be marketed upon the settlement of patent litigation. Thus, we have faced, and will continue to be faced with, the decision of whether, and in what manner, time-frame or other circumstances, we should launch our product prior to the conclusion of patent litigation, or to discontinue selling our product in the face of new patent litigation. In making these determinations, we intend to consider and balance what we then believe are the relevant considerations and factors, including: (i) the risk that our product will be found to infringe the brand product, the size of the market, and the claim for damages that could result from the sale of an infringing product, and other costs, including inventory; (ii) the potential claim for damages that could result from the sale of an infringing product against our current capital resources, and our future capital needs; (iii) the risk of being enjoined from making such sales and thereby losing our exclusivity rights for such product;
(iv) the possibility that launching the product may increase the incentive for the owner of the patented brand product to settle the pending litigation on a basis that would allow us to continue to market our product without further legal risk; and (v) the lost opportunity cost if we do not have available launch quantities of our product when the patent litigation is ultimately resolved, particularly in instances where that court decision starts the 180-day period of marketing exclusivity for us, and additional competition awaits the expiration of that period of marketing exclusivity.

         OMEPRAZOLE (PRILOSEC)

         In 1998, we filed an ANDA seeking approval from the FDA to market omeprazole, our generic version of Prilosec. In May 1998, Astra Zeneca filed suit under the provisions of the Waxman-Hatch Amendments alleging patent infringement. The matter was tried in the U.S. District Court for the Southern District of New York along with the consolidated claims of three other ANDA applicants. In October 2002, the court entered an order and an opinion finding that Astra's `505 and `230 patents are valid and that the generic versions of Prilosec developed by Genpharm, Cheminor and us infringe those patents. The court also determined that the generic version of Prilosec developed by KUDCo does not infringe the two patents. The court specifically deferred ruling on the `281 patent that was asserted solely against our product, and has not issued any opinion on Astra's claims for willful infringement of the `505 and `230 patents or on Astra's request for attorneys' fees. We appealed the district court's opinion to the Federal Circuit Court of Appeals and on December 11, 2003, the Federal Circuit affirmed the district court's opinion that Astra's patents are valid and infringed by the products developed by Genpharm, Cheminor and us. Following the district court decision, but well before the appellate court decision, Astra advised the district court that it believes it may be entitled to damages as a result of our decision to build an inventory of our product prior to the court's determination. Since that statement was made, we are unaware of any effort on the part of Astra to enforce such claims.

         NAPROXEN SODIUM (NAPRELAN)

         In 1998, we filed an ANDA seeking approval from FDA to market naproxen sodium, our generic version of Naprelan. Elan sued us for patent infringement in October 1998. The matter was tried in the U.S. District Court for the Southern District of Florida and on March 14, 2002, the court issued an order of final judgment in our favor invalidating the patent in controversy. Elan filed a motion asking the court to reconsider and reverse its invalidity ruling and we filed a motion asking that the court issue a ruling on our defenses of non-infringement. On March 24, 2003, the court entered an order denying both Elan's motion for reconsideration and our motion to amend the judgment. Elan has appealed the district court's opinion invalidating our patent and we have appealed the district court's order dismissing our antitrust counterclaims and for certain other matters.

         PAROXETINE HYDROCHLORIDE (PAXIL)

         We filed an ANDA seeking FDA approval to market paroxetine hydrochloride 40mg, our generic version of Paxil 40mg., and in June 2001, SmithKline Beecham Corporation and Beecham Group plc sued us, and our raw material supplier, in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement. We later amended our ANDA to add the 10mg, 20mg and 30mg strengths of paroxetine hydrochloride and in November 2003, SmithKline filed a new infringement complaint against us in the United States District Court for the Eastern District Pennsylvania in connection with those lower strengths. These cases and several other cases related to other companies' ANDAs for generic versions of Paxil have been consolidated for pre-trial discovery purposes only.

         VALPROATE (DEPAKOTE)

         In December 1999, we filed an ANDA seeking FDA approval to market valproate sodium, a generic version of Depakote. In April 2000, Abbott Laboratories sued us for patent infringement in the U.S. District Court for the Southern District of Florida in connection with our ANDA for our generic version of Depakote. As a result of a dispute with the FDA as to what constituted the active ingredient in our product, we withdrew our ANDA and filed a 505(b)(2) application in March 2003. In May 2003, Abbott filed suit against us in connection with our new application. Both the ANDA and NDA cases were consolidated, but the lawsuit pertaining to our ANDA product was dismissed without prejudice. Consequently, the trial will only pertain to our NDA product.

         BUPROPION HYDROCHLORIDE (WELLBUTRIN SR/ZYBAN)

         In June 1999, we filed an ANDA seeking FDA approval to market bupropion hydrochloride, our generic versions of Wellbutrin SR/Zyban. In September 1999, GlaxoSmithKline filed suit against us in the U.S. District Court for the Southern District of Florida claiming patent infringement. In February 2002, the U.S. District Court for the Southern District of Florida granted our motion for summary judgment of non-infringement with respect to Wellbutrin SR/Zyban and denied Glaxo's cross-motion for summary judgment. Glaxo appealed the district court's decision and in September 2003, the U.S. Court of Appeals for the Federal Circuit vacated the summary judgment in favor of us and remanded the case back to the U.S. District Court for the Southern District of Florida for further proceedings.

         LORATADINE (CLARITIN-D 24/REDITABS/D 12)

         We filed ANDAs with FDA seeking approval for our generic versions of Claritin-D 24, Claritin RediTabs and Claritin-D 12 in September 1999, September 2000 and July 2001, respectively. Schering-Plough sued us in the U.S. District Court for New Jersey claiming that our ANDA for Claritin-D 24 infringed two of its patents, a metabolite patent and a formulation patent, and with respect to Claritin RediTabs and D 12, claiming infringement only of the metabolite patent. The district court entered final summary judgment in our favor with respect to the metabolite patent, finding the patent invalid. Schering-Plough appealed that judgment and in August 2003, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court's opinion. This decision is final. With respect to the formulation patent at issue for the D 24 product, in October 2003, the parties reached a settlement calling for the dismissal of the litigation, with prejudice and the payment of a non-material amount by us.

         GLIPIZIDE (GLUCOTROL XL)

         We filed an ANDA for our generic version of Glucotrol XL in April 2001, and in July 2001, were sued in the U.S. District Court for the Southern District of Florida by Pfizer and Alza Corporation for alleged infringement of several patents. In September 2003, the parties reached a settlement and entered into a sublicense/supply agreement. As a result of this settlement, all claims by Pfizer and Alza against us were dismissed.

         FOSINOPRIL SODIUM AND FOSINOPRIL HCTZ (MONOPRIL AND MONOPRIL HCT)

         In February 2003, we filed ANDAs seeking FDA approval to market fosinopril sodium tablets that are bioequivalent to monopril and fosinopril sodium hydrochlorathiazide tablets that are bioequivalent to Monopril HCT. On April 10, 2003, Bristol-Myers Squibb Company and E.R. Squibb and Sons, LLC filed identical suits against us in the U.S. District Court for the Southern District of New York and Florida for alleged patent infringement. The New York action has been dismissed and transferred to Florida. Trial is scheduled to commence in April 2004.

         METOPROLOL SUCCINATE (TOPROL-XL)

         In 2003, we filed an ANDA seeking FDA approval to market metoprolol succinate extended-release tablets in 50mg strength, our generic version of Toprol-XL. In February 2004, AstraZeneca AB, Aktiebolaget Hassle and AstraZeneca LP sued us for patent infringement in the U.S. District Court for the District of Delaware.

SEASONALITY

         There are no significant seasonal aspects to our business, except that shipments of pharmaceutical products indicated for cold and flu symptoms are typically higher during the fourth quarter as customers supplement inventories in anticipation of the cold and flu season.

PERSONNEL

         As of December 31, 2003, Andrx had approximately 2,100 employees. The following chart generally reflects the areas in which such personnel are engaged:


                                                                                              Corporate &
                                                                                              Information
                                       Distribution         Generic             Brand           Systems           Total
                                       --------------    ---------------      ----------    ----------------    ----------
Sales & Marketing                                220                 10             330                   -           560
Research and Development                           -                138              13                   -           151
Manufacturing                                      -                310               -                   -           310
Quality and Regulatory Affairs                     -                294               8                   -           302
Administration                                   175                 85              18                 154           432
Warehouse/Shipping/Maintenance                   190                153               2                   -           345
                                       --------------    ---------------      ----------    ----------------    ----------
                                                 585                990             371                 154         2,100
                                       ==============    ===============      ==========    ================    ==========


                                  RISK FACTORS

         YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS AND OTHER INFORMATION CONTAINED AND INCORPORATED BY REFERENCE IN THIS FORM 10-K. ANY OF THESE RISKS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS. ANY OF THESE EVENTS COULD ALSO CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

RISKS RELATING TO ANDRX

         AS WE ARE DEPENDENT ON A SMALL NUMBER OF PRODUCTS, A LOSS OF REVENUES FROM CERTAIN PRODUCTS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

         Currently, our overall level of profitability depends in large part on a relatively small number of products. If the revenues and profitability we derive from these products, and particularly our generic version of Cardizem CD, and to a lesser extent our generic versions of Tiazac, Claritin-D 24, Glucophage and Glucotrol XL (which we currently purchase from Pfizer), were to be reduced as a result of pressure from competitive products, price reductions and/or reduced market share, loss of exclusivity protection (if applicable in the future), unexpected side effects or regulatory proceedings, it could adversely affect our results of operations, financial condition and cash flows. For example, as new competitors to Cardizem CD and Tiazac arise, which may occur by mid-2004, this increased competition or other factors may significantly affect net sales and gross profit of our generic version of Cardizem CD and/or Tiazac and their significant contribution to our results of operations.

         THE PHARMACEUTICAL INDUSTRY IS HIGHLY COMPETITIVE WITH RESPECT TO MARKET SHARE, AND IS AFFECTED BY NEW TECHNOLOGIES, FINANCING AND NUMEROUS OTHER FACTORS.

         Our competitors vary depending upon our operations, and many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do. We expect to be subject to competition from numerous other entities that currently operate or intend to operate in the pharmaceutical industry. We also face competition for the acquisition or licensing of new product opportunities from other companies.

         Our sales efforts for generic products compete with domestic and international companies and generic divisions of large brand pharmaceutical companies. Some of these companies are already engaged in the development of controlled-release and immediate-release drug delivery technologies and products, and offer a wider variety of generic products to their customers. In other instances, our competition may arise from manufacturers who decide to undertake development of these products or from companies whose brand products are losing patent and other bases for marketing exclusivity. Generally, there is a unit price decline as the number of generic competitors increases. The timing of these price decreases is unpredictable and can result in significantly reduced profitability for a generic product. In addition, our generic products may be affected by competition involving the corresponding brand product, including the introduction and promotion of either alternative brand versions or OTC versions of such products.

         In the sales efforts for our brand products, we compete with large domestic and international brand pharmaceutical companies with significantly larger and more experienced sales forces and significantly greater financial resources to support their products. As these pharmaceutical companies compete aggressively to have their products included in formularies, our lack of a broad range of brand products places us at a competitive disadvantage when competing for inclusion on some MCO formularies. Our brand sales may also be affected by the introduction of new brand products in the same therapeutic class and by the advent of generic competition for our products.

         In our pharmaceutical distribution business, we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which market both brand and generic pharmaceutical products to their customers. We believe that increased competition, the growing role of MCOs, the formation of buying groups and competition between manufacturers could result in increased price erosion and competition for market share.

IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE NEW PRODUCTS, OUR PROFITABILITY WILL DECLINE.

         Our future results of operations will depend to a significant extent upon our ability to successfully develop and successfully commercialize new generic products and brand products, in a timely manner. We can encounter numerous difficulties in developing and commercializing new products, including:

         o        scaling-up production to commercial levels;

         o        remaining in compliance with all regulatory standards;

         o securing, on commercially reasonable terms, the active pharmaceutical ingredients and other ingredients required for our products;

         o receiving requisite regulatory approvals for these products in a timely manner;

         o avoiding the commercialization delays which result from the listing of one or more patents in the Orange Book (resulting in one or more 30-month stays, depending upon when the ANDA or NDA is filed) or from the pediatric or marketing exclusivity rights belonging to others; and

         o successfully defending legal actions brought by our direct competitors or others who seek to prevent or delay the commercialization of our product.

         These and other difficulties may delay or prevent the marketing of our products, including products being developed in collaboration with others. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

LITIGATION CLAIMING THAT WE INFRINGE THE PROPRIETARY RIGHTS OF THIRD PARTIES, AND OUR OTHER LITIGATION MAY DELAY OR PREVENT US FROM MANUFACTURING AND SELLING SOME OF OUR PRODUCTS OR RESULT IN SUBSTANTIAL DAMAGES CLAIMS.

         The manufacture, use and sale of generic and brand products have been the subject of substantial litigation in the pharmaceutical industry, particularly in the context of Paragraph IV litigation involving the ANDAs and NDAs we have filed with the FDA. These lawsuits can, and have, delayed or prevented the marketing of our ANDA and NDA products and we anticipate that additional actions may be commenced in the future.

         The outcome of patent litigation is difficult to predict because of the uncertainties inherent to litigation. Our results of operations, financial condition and cash flows could be adversely affected by a delay in obtaining FDA approval to market our products as a result of patent litigation, a delay in obtaining judicial decisions in such litigation, the expense of litigation whether or not we are successful, the resulting diversion of management's and our technical personnel's attention, or an adverse outcome in such litigation, which could prevent us from commercializing any affected products or result in substantial damages imposed on us or a substantial financial settlement paid by us.

         Moreover, we often encounter substantial delays in obtaining judicial decisions in connection with patent litigation. During this delay, additional competition may arise, the brand product may be offered as a licensed generic or an over-the-counter product, other brand products may be introduced and promoted to prescribers instead of or in addition to the brand, additional exclusivities may be awarded to the brand product, additional patents that cover the brand product may issue or be listed in the Orange Book, the labeling of the brand product may change or other matters occur that could delay generic competition or lessen our economic opportunity for our product.

         As we could invest a significant amount of time and expense in the development of our generic products only to be subject to significant additional delay and changes in the economic prospects for our product, we may be faced with the decision whether we should commercialize our product prior to final resolution of our pending litigation. The risk involved in marketing these products can be substantial because the remedies available to the owner of a patent for infringement could include, among other things, damages measured by the profits lost by the patent owner and not by the profits earned by the infringer. Because of the discount pricing typically involved with generic products, patented brand products generally realize a significantly higher profit margin than generic products. In the case of a willful infringer, the definition of which is unclear, these damages may even be trebled. This profit differential can act as a disincentive to the patent owner to settle patent litigation on terms that could allow our products to be marketed upon the settlement of such litigation. Thus, in order to reap the economic benefits of some of our products, we may decide to risk an amount, which exceeds the profit we anticipate making on our product, or even the selling price for such product.

         In addition to the risks associated with patent litigation described above, we are also involved in the other litigation matters more particularly described in Item 3 "LITIGATION." An adverse judgment in any of our pending or future litigation matters could adversely affect our results of operations, financial condition and cash flows. Our failure to prevail in any of the litigation matters reflected in Item 3 "LITIGATION," particularly the antitrust matters therein described, as well as Item 1 - "PATENT INFRINGEMENT LITIGATION" could result in material damages or adversely affect our results of operations, financial condition and cash flows.

OUR BUSINESS COULD SUFFER AS A RESULT OF MANUFACTURING ISSUES.

         The continued increase in the amount of products we market and have pending at the FDA requires us to continue to expand our manufacturing capabilities, including making changes to our manufacturing facilities in Florida, and readying our North Carolina facility, which we purchased in December 2002. The timely completion of these efforts is necessary for us to have sufficient manufacturing capacity for the anticipated quantities of our existing products and the products we expect to market in the future, and will require significant levels of capital investment. Our inability to complete our construction and conversion projects, or adequately equip the facilities in a timely manner, could adversely affect our results of operations, financial condition and cash flows.

         Our manufacturing and other processes utilize sophisticated equipment, which sometimes requires a significant amount of time to obtain and install. Although we endeavor to properly maintain our equipment and spare parts on hand, our business could suffer if certain manufacturing or other equipment, or a portion or all of our facilities were to become inoperable for a period of time. This could occur for various reasons, including catastrophic events such as hurricane or explosion, but also equipment failures and/or delays in obtaining components or replacements thereof, delays in receiving FDA approval of our North Carolina facility, as well as equipment issues, construction delays or defects and other events, both within and outside of our control.

         We sometimes file an ANDA or NDA based on study results utilizing product batches that are smaller than what we anticipate may be required for the commercial launch of that product. Thus, in order to manufacture these products for commercial launch, we must "scale-up" our manufacturing process for use on larger equipment, in accordance with FDA regulations. Our results of operations, financial condition and cash flows could be adversely affected if we are unable to successfully scale-up any of our significant products or if successful scale-up of any such product is delayed.

         We have at times operated some of our manufacturing facilities on a 24-hour a day, 7-day a week production cycle in order to meet the market demand for current and anticipated products. Operating on that basis and meeting the anticipated market demand requires minimal equipment failures and product rejections. However, because we manufacture products that employ a variety of technology platforms, some of our manufacturing capabilities may at times be over-utilized, while others may be under-utilized, resulting in inefficiencies, equipment failures and rejection lots. As discussed in this report, we are working to improve the efficiencies of our manufacturing process. Until our manufacturing processes are optimized, and our manufacturing facilities are expanded, we may have difficulty at times fulfilling all of the market demand for our existing and future products, which could adversely affect our results of operations, financial condition and cash flows (See RISK FACTORS - RISKS RELATING TO THE PHARMACEUTICAL INDUSTRY GENERALLY AND TO ANDRX SPECIFICALLY).

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR TECHNOLOGY, OUR BUSINESS COULD
SUFFER.

         Our success with the products that we develop will depend, in part, on our ability to obtain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending. We cannot be sure that we will receive patents for any of our patent applications. If our current and future patent applications are not approved or, if approved, such patents are not upheld in a court of law or are circumvented by our competitors, it may reduce our ability to competitively market our products.

         We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, customers, employees and consultants. It is possible that one or more of these agreements will be breached or that they will not be fully enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets will become known or independently developed by our competitors.

         If we are unable to adequately protect our technology, our results of operations, financial condition and cash flows could be adversely affected.

WE MAY NEED TO RELY ON LICENSES TO PROPRIETARY TECHNOLOGIES, WHICH MAY BE DIFFICULT OR EXPENSIVE TO OBTAIN.

         We may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market products. If we are unable to obtain these licenses or unable to obtain these licenses on commercially reasonable terms in a timely manner, our ability to commercially exploit one or more of our products may be inhibited or prevented.

WE MAY HAVE TO PAY ADDITIONAL TAX AS A RESULT OF AUDITS BY THE INTERNAL REVENUE SERVICE.

         Our federal income tax returns for the years 1999 to 2002 are currently under audit by the Internal Revenue Service. Despite our belief that our tax return positions are supportable, our policy is to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. While it is difficult to predict the final outcome of any particular tax matter, we believe that our tax reserves provide an adequate allowance for such contingencies. The tax reserves are analyzed periodically and adjustments are made to the tax reserves, as events occur to warrant such adjustment. Our effective tax rate and cash flow could be materially impacted by the ultimate resolution of our tax positions.

OUR OPERATIONS COULD BE DISRUPTED IF OUR INFORMATION SYSTEMS FAIL OR IF WE ARE UNSUCCESSFUL IN IMPLEMENTING NECESSARY UPGRADES.

         Our business depends on the efficient and uninterrupted operation of our computer and communications software and hardware systems and our other information technology. We are in the process of implementing significant upgrades to our information systems, including the implementation and validation of our JD Edwards ERP software. If our systems were to fail or we were unable to successfully expand the capacity of these systems or to integrate new technologies into our existing systems, our operations and financial results could suffer.

THE LOSS OF OUR KEY PERSONNEL COULD CAUSE OUR BUSINESS TO SUFFER.

         The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued service of key personnel, including senior corporate and divisional executive officers. We cannot be assured that we will be able to attract and retain key personnel, and our failure to do so could adversely affect our results of operations, financial condition and cash flows.

SALES OF OUR BRAND PRODUCTS FACE VARIOUS OBSTACLES.

         Net sales of our brand products could be adversely affected by low prescription levels during the early stages of a brand product's launch, generic introductions, seasonality (for cough and cold products), the dedication of our sales force's efforts to a particular product and the corresponding decrease in attention then given to our other products, our ability to effectively expand our sales force or to target all or a portion of such force to different medical practitioners, and other factors.

         Our lack of a broad range of brand products can place us at a competitive disadvantage when competing for inclusion on certain MCO and PBM formularies, which could adversely affect our results of operations, financial condition and cash flows. In the event we are unable to have our brand products included on a wide variety of formularies, our brand products may not be widely used by the MCO patient population, which is substantial.

         Another obstacle we face in our brand business involves the Altocor name. Kos Pharmaceuticals alleges that there is a likelihood of confusion between Kos' trademark, Advicor, and Altocor, for which we have applied for a registered trademark. Though the U.S. District Court of New Jersey denied Kos' motion for a preliminary injunction prohibiting our use of the Altocor name in September 2003, Kos has appealed that ruling to the U.S. Court of Appeals for the Third Circuit. Should we be required to change the Altocor name, our sales and marketing efforts for this product would be impaired, and could adversely affect our results of operations and cash flows.

         In addition, the continued commercial viability of our Entex product line is uncertain. On October 17, 2003, FDA issued a draft compliance policy guide with respect to pharmaceutical products that are presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, such as the Entex line of products. This draft guidance is intended to provide notice that once FDA approves a version of such product, unapproved drug products such as our Entex product line may be subject to FDA enforcement action at any time, and that FDA will evaluate each product on a case-by-case basis. In determining whether to permit a grace period, and how long such grace period will be, FDA indicates that it will consider factors such as: (1) the effects on the public health of immediate removal, (2) the difficulty of conducting any required studies, and preparing and obtaining approval of an application, (3) the burden on affected parties, (4) FDA's available enforcement resources, and (5) any special circumstances. Though this guidance is only a draft, we are continuing to assess this matter, including whether to seek FDA approval to market some or all of the Entex line of products as prescription products or OTC products, as well as the FDA's requirements for such submissions. If we are required to stop selling the Entex line of products or such products are required to be sold as OTC products, our results of operations and cash flows would be adversely affected.

OUR POLICIES REGARDING RETURNS, ALLOWANCES AND CHARGEBACKS MAY REDUCE OUR REVENUES IN FUTURE FISCAL PERIODS.

         Consistent with practices in the generic products industry, we have a liberal return policy and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we provide credits, known as shelf stock adjustments, to our customers for decreases that we make to the selling price of our products, in an amount approximating the decrease in the value of the inventory held by our customers as of the date of that price reduction. Due to the competitive nature of the generic products industry, prices to customers are subject to frequent and significant declines. As a result, we may provide significant credits to our customers who are then holding inventories of these products, which could reduce revenue and gross profit for the period the credit is provided. We also have indirect customer arrangements, whereby those customers purchase our products at prices negotiated with us, but obtain those products through wholesalers they independently select. In these transactions, we provide a chargeback or credit to the wholesaler in an amount equal to the difference between our invoice price to the wholesaler and the contract price for the indirect customer.

         It is also a common practice in the pharmaceutical industry for brand manufacturers to offer customers buy-in allowances on initial purchases prior to promotion activities by the manufacturer. Purchases by customers are generally subject to the right of return or exchange as a result of there being a limited number of large customers. For example, in connection with Altocor, substantial incentives were granted to customers in connection with the product launch, including the right of return of initial stocking after nine months.

         Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates and adversely affect our revenues.

OUR SALES OF GENERIC PRODUCTS MAY SUFFER IF THE USE OF SUCH PRODUCTS IS LIMITED THROUGH LEGISLATIVE, REGULATORY AND OTHER EFFORTS.

         Pharmaceutical companies increasingly have used state and federal legislative, regulatory and other means to delay generic product competition. These efforts have included:

         o pursuing new patents that could extend patent protection for their brand products and delay the launch of generic competition;

         o        pursuing pediatric exclusivity for their brand products;

         o using the Citizen Petition process to request amendments to FDA standards;

         o seeking changes to U.S. Pharmacopeia, an organization that publishes industry recognized compendia of drug standards;

         o attaching patent extension amendments to unrelated federal legislation; and

         o engaging in state-by-state initiatives to enact legislation that restricts the substitution of certain generic products.

         If pharmaceutical companies are successful in limiting the use of generic products through these or other means or in securing changes in FDA regulations, policies or procedures, the approval of our generic products may be adversely affected, which could adversely affect our results of operations, financial condition and cash flows.

SALES OF OUR GENERIC AND BRAND PRODUCTS MAY BE ADVERSELY AFFECTED BY THE CONSOLIDATION OR LOSS OF OUR CUSTOMERS.

         Approximately three wholesale drug distributors and 15 major retail drug store chains comprise a significant part of the distribution network for both brand and generic pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesalers and the growth of large retail drug store chains that control a significant share of the market. As a result of this concentration of our customer base, the loss of any of these customers, or significant defaults in payment or reductions in purchases from these customers, could adversely affect our results of operations, financial condition and cash flows.

IF WE ARE UNABLE TO OBTAIN SUFFICIENT SUPPLIES FROM KEY SUPPLIERS THAT IN SOME CASES MAY BE THE ONLY SOURCE OF RAW MATERIALS, OUR ABILITY TO DELIVER OUR PRODUCTS TO THE MARKET MAY BE IMPAIRED.

         Some of the raw materials used in the manufacture of our generic and brand products are available from limited sources and, in some cases, a single source. Any curtailment in the availability of these raw materials could be accompanied by production or other delays and, in the case of products for which only one raw material supplier exists or has been approved by the FDA, could result in a material loss of sales, with consequential adverse effects on our results of operations, financial condition and cash flows. In addition, because raw material sources for pharmaceutical products must generally be identified and approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. We also obtain a portion of our raw materials from foreign suppliers, and our arrangements with these suppliers are subject to, among other risks, FDA approval, governmental clearances, export duties, political instability, currency fluctuations and restrictions on the transfer of funds abroad.

         We have at times experienced problems as a result of a lack of raw materials availability. These problems result from the supplier's delay in providing these materials, delays in getting these materials through customs, the closure of a particular materials source and the unavailability of a comparable replacement, and defects in the materials received by us. While we have improved our efforts to actively identify alternative and redundant sources of raw materials and negotiated lower prices for current raw materials, any inability to obtain raw materials on a timely basis, or any significant price increases that cannot be passed on to customers, could adversely affect our results of operations, financial condition and cash flows.

OUR DISTRIBUTION BUSINESS CONCENTRATES ON GENERIC PRODUCTS AND IS THEREFORE SUBJECT TO THE RISKS OF THE GENERIC INDUSTRY.

         Our ability to provide consistent, sequential quarterly growth is affected, in large part, by our participation in the launch of new products by us and other generic manufacturers and the subsequent advent and extent of competition encountered by these products. This competition can result in significant and rapid declines in the prices of these products and a corresponding decrease in the net sales of our distribution operations. Our margins can also be affected by the risks inherent to the generic industry.


WE MAY HAVE DIFFICULTY IMPLEMENTING IN A TIMELY MANNER THE INTERNAL CONTROLS ASSESSMENT PROCEDURES NECESSARY TO ALLOW OUR MANAGEMENT TO REPORT ON THE EFFECTIVENESS OF OUR INTERNAL CONTROLS.

Pursuant to Section 404 of Sarbanes-Oxley, we will be required to furnish an internal controls report of management's assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. Our auditors will then be required to attest to, and report on, our assessment. In order to issue our report, our management must document both the design for our internal controls and the testing processes that support management's evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal controls. Moreover, in the event we make a significant acquisition, we will face significant challenges in implementing the required processes and procedures in our acquired operations. There can be no assurance that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that management will be able to report that our internal controls over financial reporting are effective.

OUR BUSINESS COULD SUFFER IF WE EXPERIENCE DIFFICULTIES IN INTEGRATING ANY TECHNOLOGIES, PRODUCTS AND BUSINESSES WE ACQUIRE, OR IF WE INCUR SIGNIFICANT CHARGES TO EARNINGS WITH RESPECT TO SUCH ACQUISITIONS.

         We regularly review potential acquisitions of technologies, products and businesses. Acquisitions typically entail many risks and could result in difficulties in integrating the operations and personnel of companies that we acquire and the technologies and products that we acquire. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create, which could adversely affect our results of operations, financial condition and cash flows. In addition, in connection with acquisitions, we could experience disruption in our business or employee base. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors.

         As a result of acquiring businesses or products or entering into other significant transactions, we may incur significant charges to earnings for merger and related expenses, including transaction costs, closure costs and acquired in-process research and development charges. These costs may include substantial fees for investment bankers, attorneys, accountants and other advisors and severance and other closure costs associated with the elimination of duplicate or discontinued products, operations and facilities. Charges that we may incur in connection with acquisitions could adversely affect our results of operations for a particular quarter or annual period.

OUR BUSINESS COULD SUFFER FROM RISING INSURANCE COSTS, THE UNAVAILABILITY OF INSURANCE OR OTHER EVENTS.

         The cost of insurance, including directors and officers, workers' compensation, product liability, business interruption and general liability insurance, rose significantly in 2003 and may continue to increase in 2004. In response, we may increase deductibles and/or decrease some coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could adversely affect our results of operations, financial condition and cash flows.

         The design, development, manufacture, sale and utilization of our products and the products we distribute involve an inherent risk of product liability claims and represent a continuing risk, as no reasonable amount of insurance can fully protect against all such risks because of the potential liability inherent in the business of producing or distributing pharmaceuticals for human consumption or use. Although we currently maintain product liability insurance in amounts we believe to be commercially reasonable, product liability insurance is expensive and may not be available in the future on acceptable terms or in sufficient amounts, if it is available at all, particularly for certain classes of products. A claim brought against us, even if covered by our insurance policies, could adversely affect our results of operations, financial condition and cash flows.

         Moreover, since we currently operate only one manufacturing facility, any disruption of our ability to manufacture our pharmaceutical products could adversely affect our results of operations, financial condition and cash flows. Business interruption insurance is expensive and may not be available in amounts that will fully protect us from such occurrences, whether caused by casualties, such as hurricanes or fire, or other events, which may or may not be within our control.

WE HAVE ENTERED INTO A CONSENT DECREE WITH THE SEC, AND FUTURE SEC INVESTIGATIONS COULD RESULT IN THE IMPOSITION OF SEVERE PENALTIES.

         On May 6, 2003, we entered into an administrative consent Order with the SEC pursuant to which, without admitting or denying the SEC's findings, we agreed to cease and desist from committing or causing any future violations of certain of the reporting provisions of the Securities Exchange Act of 1934. The order related to the SEC's finding that Cybear had improperly recognized approximately $1.3 million in revenue (representing approximately $27,000 in gross profit) pursuant to a joint venture between Andrx and Cybear. In a separate matter addressed in the same consent Order, the SEC found that the Company's allowance for doubtful accounts receivable was understated due to the unauthorized actions of an employee who had altered certain of the Company's accounts receivable records. A future violation of the SEC consent decree could result in the imposition of fines or other sanctions that could have a material adverse effect on our business and results of operations.

RISKS RELATING TO THE PHARMACEUTICAL INDUSTRY GENERALLY AND TO ANDRX
SPECIFICALLY

OUR FAILURE TO COMPLY WITH FDA, DRUG ENFORCEMENT ADMINISTRATION (DEA), LICENSURE AND OTHER REGULATORY REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

         All pharmaceutical companies, including Andrx, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA, and, to a lesser extent, by DEA and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act, the Prescription Drug Marketing Act and other federal and state statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storage, purchase, record keeping, safety, approval, marketing, advertising, promotion, sale and distribution of our products and those that we distribute. The process of complying with these statutes and regulations is rigorous, time-consuming and costly, and our failure to comply could adversely affect our results of operations, financial condition and cash flows.

         Under these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our facilities and manufacturing techniques are in compliance with cGMP and other FDA regulations. Following these inspections, the FDA may provide inspectional observations on a Form 483 and issue warning letters that could cause us to modify activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of an FDA inspection and lists conditions the FDA inspectors believe may violate cGMP or other FDA regulations. FDA guidelines specify that a warning letter is issued only for violations of "regulatory significance" for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

         We have received Form 483 notices in the past and a Warning Letter in August 2000, and we address those observations in the normal course of business. On March 3, 2004, following an inspection of our Davie, Florida manufacturing facility, the FDA issued a Form 483 notice to us providing observations by the inspector concerning our compliance with cGMP, including certain observations that were also reflected in the August 2000 Warning Letter. We are currently reviewing each of those observations and, as is customary, will prepare a written response with an explanation of proposed corrective action for each of the FDA's observations.

         We cannot assure you that the FDA will not seek to impose sanctions against us for violations of applicable statutes and regulations. The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA's review of product applications, enforcement actions, injunctions and civil or criminal prosecution. Any such sanctions, if imposed, could adversely affect our results of operations, financial condition and cash flows. Under some circumstances, the FDA also has the authority to revoke previously granted drug approvals. Sanctions similar to those enumerated above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could be detrimental to our business. Some of our vendors are subject to similar regulation and periodic inspections. We cannot predict the extent to which we may be affected by legislative and regulatory developments.

         We are also subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our operations, and these permits are subject to modification, renewal and revocation by the issuing authorities. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased manufacturing activities at any of our facilities. We could be adversely affected by any failure to comply with environmental laws, including the costs of undertaking a clean up at a site to which our wastes were transported.

THE FDA APPROVAL PROCESS IS COMPLEX, COSTLY AND TIME-CONSUMING, AND THERE IS NO ASSURANCE THAT OUR PRODUCTS WILL RECEIVE FDA APPROVAL OR ENJOY THE BENEFITS OF THE 180-DAY EXCLUSIVITY PERIOD.

         Pharmaceutical manufacturers are generally required to obtain approval from the FDA, and possibly other regulatory agencies, before manufacturing, marketing and shipping their products. This approval process is often costly, time-consuming and litigious. We cannot assure you that our drug applications will be timely approved by the FDA or any other regulatory agency, if at all.

         For generic products, FDA approval is required before a generic version of a previously approved drug or certain new dosage forms of an existing drug can be marketed, generally using an ANDA. However, if some of our generic products do not qualify for ANDA approval, as may be the case with some of our controlled-release formulations, we may be required to proceed under the lengthier and costlier approval process typically associated with brand products. We may invest a substantial amount of time and money in the development of a generic product only to be subject to significant delay and the uncertain results of patent litigation, or issues relating to the manufacture of our product, which may adversely affect our ability to commercialize our product.

         If we are the first ANDA with a Paragraph IV certification accepted for filing by the FDA, and timely provide notice of our Paragraph IV certification to the NDA owner and any patent holders, we may be eligible to receive 180 days of marketing exclusivity. Our ability to secure the benefit of this exclusivity period depends on a variety of factors, some of which are beyond our control, which may decrease the value of the exclusivity period for some of our ANDA filings.

         For brand products, the FDA approval process necessitates the filing of an NDA, which typically involves time-consuming and costly safety and effectiveness testing. We currently intend to seek approval for most of our brand name controlled-release pharmaceutical products using a type of NDA referred to as a Section 505(b)(2) NDA, which enables the applicant to rely on published reports for safety and effectiveness studies, thus reducing the time and expense of new drug development. There are limitations on the use of Section 505(b)(2) NDAs, however. Patent listing/certification requirements and marketing exclusivity awarded to reference or competitor products may result in delays in the approval process similar to those described above for ANDAs. There is also a great deal of uncertainty concerning the extent to which Section 505(b)(2) NDAs may rely upon prior FDA findings that reference drugs are safe and effective for approved uses, and what additional clinical and other testing is necessary to obtain approval of such applications.

WE AND OTHER DRUG MANUFACTURERS MAY BE THE TARGET OF GOVERNMENTAL INVESTIGATIONS INTO PRICING AND RELATED LITIGATION

         Various federal and state Medicaid agencies and other enforcement officials are investigating the effects of pharmaceutical industry pricing practices such as how average wholesale price (AWP) is calculated and how pharmaceutical manufacturers report their "best price" on a drug under the federal Medicaid rebate program. AWP is a standard pricing measure (calculated by a third-party such as First Data Bank) used throughout the industry as a basis for calculating drug prices under contracts with health plans and pharmacies and rebates with pharmaceutical manufacturers.

         In connection with the proposed implementation of 42 CFR Part 447.534(h) on January 1, 2004, we received correspondence from, or on behalf of, the Attorneys General for ten states and Puerto Rico, notifying us that they were currently investigating allegations of fraudulent pricing practices by us related to average manufacturer price and best price calculations. The proposed rule would have allowed drug manufacturers to establish, among other things, a 3-year recordkeeping requirement for information pertaining to average manufacturer price and best price calculations, with the exception that such 3-year limit would not apply if the drug manufacturer is aware of a government investigation related to its average manufacturer price and best price calculations. The proposed rule was replaced with by a rule requiring that such records be maintained for a 10-year period.

         In the past, a putative class action lawsuit was filed against us relating to the AWP of pharmaceutical products. That lawsuit alleged that we and other unnamed pharmaceutical companies have been and, continue to be, conspiring to report fictitious AWP, in violations of the law. The plaintiffs dismissed that lawsuit, with prejudice.

         Although we have no knowledge of the specific allegations, if any, that have been made against us in connection with these pricing issues or other information concerning the investigations being conducted in the industry, our business, financial condition or results of operations could be materially adversely affected by any such actions.

WE ARE SUBJECT TO POST-MARKETING ACTIONS

         Studies and/or monitoring of the proper utilization, safety and efficacy of pharmaceuticals are conducted by industry participants (including us), government agencies and others. Such studies and monitoring can call into question the utilization, safety and efficacy of previously marketed products, including those marketed by us in our brand and generic operations, and may result in the discontinuation of their marketing or changes in the manner in which they are labeled and prescribed. FDA has the authority to withdraw approvals of previously approved pharmaceutical drugs as a result of such post-marketing actions and for other reasons. The DEA and state agencies also have similar authority. Our business, financial condition or results of operations could be materially adversely affected by any such actions.

WE ARE SUBJECT TO THERAPEUTIC EQUIVALENT SUBSTITUTION, MEDICAID REIMBURSEMENT AND PRICE REPORTING

         The cost of pharmaceutical products continues to be a subject of investigation and action by governmental agencies, legislative bodies and private organizations in the U.S. and other countries. In the U.S., most states have enacted legislation requiring or permitting a dispensing pharmacist to substitute a generic equivalent to the prescribed drug.

         Federal legislation requires pharmaceutical manufacturers to pay to state Medicaid agencies prescribed rebates on drugs to enable them to be eligible for reimbursement under Medicaid programs. Federal and state governments continue to pursue efforts to reduce spending in Medicaid programs, including restrictions on amounts agencies will reimburse for certain products. In addition, some states are seeking rebates in excess of the amounts required by federal law, and there are federal legislative proposals to expand current Medicaid rebates. We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. Our ability to earn sufficient returns on our products depends, in part, on the availability of reimbursements from third party payers, such as health insurers, governmental health administration authorities and other organizations and the amount of rebates payable under Medicaid programs.

FEDERAL REGULATION OF ARRANGEMENTS BETWEEN MANUFACTURERS OF BRAND AND GENERIC PRODUCTS COULD ADVERSELY AFFECT OUR BUSINESS.

         We may be required to notify the FTC of agreements that we enter into with other pharmaceutical companies, either pursuant to legislation enacted in January 2004 and guidelines issued by the FTC prescribing certain notifications that must be sent to the FTC whenever brand and generic drug manufacturers have entered into agreements, or pursuant to the Consent Decree which we entered into with the FTC in May 2001. Under either scenario, the law by which the FTC or the courts in litigation commenced by private litigants will evaluate such agreements is extremely unclear. For example, under the approach taken by the FTC and by the U.S. Court of Appeals for the 11th Circuit, where most of the our business operations are conducted, the lawfulness of certain such agreements is to be determined by a rule of reason standard, while in the U.S. Court of Appeals for the 6th Circuit, where we also conduct business, some types of such agreements are considered to be per se unlawful. As a result, the manner in which we seek to resolve intellectual property litigation with branded pharmaceutical companies or to commercialize our or other's ANDAs or exclusivity rights could be the subject of additional private-party litigation against pharmaceutical companies, additional investigations or proceedings by the FTC or other governmental authorities, or uncertainties concerning the appropriateness of proposed transactions which make commercial sense, but which may potentially have asserted anticompetitive implications.

THE CHANGING UNITED STATES HEALTHCARE ENVIRONMENT MAY IMPACT OUR REVENUE AND INCOME.
         Our products and services are intended to function within the structure of the healthcare financing and reimbursement system currently existing in the United States. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care, cuts in Medicare funding affecting our healthcare provider customer base, consolidation of competitors, suppliers and customers, and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause healthcare industry participants to greatly reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. Changes in pharmaceutical manufacturers' pricing or distribution policies could also significantly reduce our income. Federal legislation was recently enacted giving Medicare beneficiaries a prescription drug benefit in 2006 and drug discounts prior to 2006. Although the implementation details of this legislation are not known at this time, this legislation eventually could have an adverse effect on our revenue and income.

RISKS ASSOCIATED WITH INVESTMENT IN OUR COMMON STOCK

OUR STOCK PRICE HAS EXPERIENCED VOLATILITY, WHICH MAY AFFECT OUR STOCKHOLDERS' ABILITY TO SELL THEIR STOCK AT AN ADVANTAGEOUS PRICE AND COULD IMPACT THE MARKET VALUE.

         The market price of our common stock has been and may continue to be volatile. For example, through March 1, 2004, the market price of our common stock has fluctuated during the past 12 months between $7.68 per share and $30.26 per share. Therefore, this volatility may affect a stockholder's ability to sell our stock at an advantageous price. Market price fluctuations in our stock may be due to acquisitions or other material public announcements, along with a variety of additional factors, including:

         o        new product introductions;

         o        the purchasing practices of our customers;

         o        changes in the degree of competition for our products;

         o the announcement of technological innovations or new commercial products by our competitors or us;

         o changes in governmental regulation affecting our business environment;

         o        any future issuances of our common stock or other securities;

         o regulatory issues, including receipt of new drug approvals from the FDA, compliance with FDA or other agency regulations or the lack or failure of either of the foregoing;

         o        the issuance of new patents or other proprietary rights;

         o        the announcement of earnings;

         o the publication of earnings estimates or other research reports and speculation in the press or investment community;

         o        the loss of key personnel;

         o the inability to acquire sufficient supplies of finished products or raw materials;

         o        litigation and/or threats of litigation;

         o failure or delay in meeting milestones in collaborative arrangements expected to result in revenues;

         o unanticipated expenses from joint ventures not under our control;

         o publicity regarding actual or potential clinical results with respect to products we have under development or with respect to any consent decree to which we are, or may become, subject;

         o        any outbreak or escalation of hostilities;

         o political developments or proposed legislation in the pharmaceutical or healthcare industry; and

         o        general market and economic conditions.

         These and similar factors have had and could in the future have a significant impact on the market price of our common stock. In addition, the stock markets in general, including the Nasdaq National Market, have experienced extreme price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often have been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may affect adversely the market prices of our common stock.

INVESTORS SHOULD NOT LOOK TO DIVIDENDS AS A SOURCE OF INCOME.

         We have never paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We are prohibited from paying dividends under our senior credit facility without the consent of the agent and the lenders parties thereto. Consequently, any economic return to a stockholder will be derived, if at all, from appreciation in the price of our stock, and not as a result of dividend payments.

WE MAY ISSUE ADDITIONAL SECURITIES, WHICH WOULD LEAD TO DILUTION OF OUR ISSUED AND OUTSTANDING COMMON STOCK.

         Our board of directors has the authority to issue shares of our common stock and shares of preferred stock or other securities convertible into shares of our common stock. Under many circumstances, such issuances would not require the approval of our stockholders. Any such preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. In March 2003, our Board of Directors approved the issuance of a stockholder rights plan and authorized the issuance of Series A Junior Participating Preferred Stock, of which there are currently no shares outstanding.

OUR STOCKHOLDER RIGHTS PLAN MAY DETER A THIRD PARTY FROM ACQUIRING US.

         Our board of directors has adopted a stockholder rights plan, the purpose of which is to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to all of our stockholders. The rights plan may have the effect of dissuading a potential acquirer from making an offer for our common stock at a price that represents a premium to the then current trading price.

DELAWARE LAW AND OUR CHARTER DOCUMENTS CONTAIN PROVISIONS THAT COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN OUR STOCKHOLDERS RECEIVING A PREMIUM OVER THE MARKET PRICE OF THEIR SHARES.

         Some provisions in our certificate of incorporation and bylaws may have anti-takeover effects and may delay, defer or prevent a takeover attempt of us. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prevents us from engaging in a "business combination" with a person who is an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless prescribed approvals, are obtained. The application of Section 203 also could have the effect of delaying or preventing a change of control of us.

EXECUTIVE OFFICERS

         The Board of Directors appoints our executive officers each year. As of March 1, 2004, our executive officers were as follows:



                                                                                                    Executive
           Name               Age                           Position                              Officer Since
---------------------------- ----- ------------------------------------------------------------ ------------------

Thomas P. Rice                52   Andrx Corporation - Chief Executive Officer and a Director           2004

Angelo C. Malahias            42   Andrx Corporation - President                                        1996

Scott Lodin                   48   Andrx Corporation - Executive Vice President,                        1994
                                   General Counsel and Secretary

John M. Hanson                51   Andrx Corporation - Senior Vice President and                        2004
                                   Chief Financial Officer

Ian J. Watkins                41   Andrx Corporation - Senior Vice President of                         2003
                                   Human Resources

Elliot F. Hahn, Ph.D.         59   Andrx Corporation - Chairman Emeritus and a Director                 1993

Lawrence J. Rosenthal         58   Andrx Pharmaceuticals, Inc. - President                              2002

Daniel H. Movens              45   Anda, Inc. - President                                               2002



         THOMAS P. RICE, Andrx Corporation Chief Executive Officer, was appointed CEO on February 3, 2004, and has been a director of Andrx since April 1, 2003. In 1997, Mr. Rice was appointed a Director of Chesapeake Biological Laboratories, Inc., a provider of contract manufacturing services for sterile, injectible pharmaceuticals, and assumed the position of President and Chief Executive Officer in January 1999. In 1996, he co-founded Columbia Investments LLC, which invests in emerging service companies. From 1993 to January 1996, Mr. Rice was Executive Vice President and Chief Operating Officer of Circa Pharmaceuticals, Inc. and from 1993 to January 1995, Chief Financial Officer of Circa. Mr. Rice was previously employed by Deloitte & Touche LLP from 1978 to 1985.

         ANGELO C. MALAHIAS, Andrx Corporation President has been with Andrx since 1996. Prior to his appointment as President in February 2004, Mr. Malahias served as Executive Vice President and Chief Financial Officer. Mr. Malahias was a director of Cybear, from April 1999 until our September 2000 reorganization. Mr. Malahias was Vice President and Chief Financial Officer of Circa Pharmaceuticals, Inc. from January 1995 to January 1996, where he also served as Corporate Controller from July 1994 to January 1995. Mr. Malahias was previously employed by KPMG LLP from 1983 to July 1994.

         SCOTT LODIN, Andrx Corporation Executive Vice President, General Counsel and Secretary has been with Andrx since January 1994. Mr. Lodin was the Secretary and a director of Cybear Inc. from February 1997 until the September 2000 reorganization. Prior to joining Andrx, Mr. Lodin was Special Counsel to Hughes, Hubbard & Reed and a predecessor firm where he practiced primarily in the areas of corporate and commercial law.

         JOHN M. HANSON, Andrx Corporation Senior Vice President and Chief Financial Officer has been with Andrx since April 2003. Prior to his appointment as Chief Financial Officer in February 2004, Mr. Hanson served as Vice President, Finance. From November 2000 through June 2001, Mr. Hanson served as Chief Financial Officer of Mylan Laboratories, Inc. and from September 1996 through October 2000, Mr. Hanson served as Chief Financial Officer of Zenith-Goldline Pharmaceuticals, Inc., the U.S. generic products subsidiary of Ivax Corporation. Mr. Hanson was previously employed by Arthur Andersen LLP from 1984 to 1995 and is a certified public accountant.

         IAN J. WATKINS, Andrx Corporation Senior Vice President, Human Resources has been with Andrx since April 2003. Mr. Watkins served as Corporate Vice President of Human Resources of Bausch and Lomb, Inc., an ophthalmic healthcare company from November 1999 through December 2002. From 1996 to November 1999, Mr. Watkins served as Vice President of Human Resources for Bausch & Lomb's Europe, Middle East and Africa Region.

         DR. ELLIOT F. HAHN, Andrx Chairman Emeritus, has been with Andrx since February 1993 as a director, and served as our President from February 1993 through March 2003, as our CEO from October 2001 through June 2002, and as Chairman of the Board of Directors from June 2002 through March 2003. Dr. Hahn was Vice President, Scientific Affairs of IVAX Corporation, from June 1990 through February 1993, as well as the Vice President of Research of Baker Norton Pharmaceuticals, a subsidiary of IVAX, from 1988 through 1993.

         LAWRENCE J. ROSENTHAL, Andrx Pharmaceuticals, Inc. President has been with Andrx since January 1999. From 1999 through 2003, Mr. Rosenthal served as Executive Vice President of Sales and Marketing for Andrx Pharmaceuticals, Inc. From 1986 through January 1999, Mr. Rosenthal was employed at Teva Pharmaceuticals, Inc., last serving as its Vice President of Sales and Marketing.

         DANIEL H. MOVENS, Anda, Inc. President has been with Andrx in a number of positions of increasing responsibility since 1995, including Anda, Inc. Executive Vice President of Operations since 2002. For 15 years before joining Andrx, Mr. Movens was in the retail pharmacy industry, working in independent pharmacies and pharmacy chains.

         On May 6, 2003, Mr. Lodin entered into an administrative consent Order with the SEC pursuant to which, without admitting or denying the SEC's findings, agreed to cease and desist from committing or causing any future violations of certain of the reporting provisions of the Securities Exchange Act of 1934. The Order related to the SEC's finding that Cybear had improperly recognized approximately $1.3 million in revenue (representing approximately $27,000 in gross profit) pursuant to a joint venture between Andrx and Cybear. The SEC's Order found that these amounts were improperly recognized in Cybear's March 31, 2000 and June 30, 2000 Forms 10-Q, and in the July 31, 2000 joint proxy statement/prospectus with respect to the reorganization completed in September 2000.

         Andrx officers, directors and certain other employees from time to time may enter into "Rule 10b5-1 Plans". Under an appropriate Rule 10b5-1 Plan, such individuals may instruct a third party, such as a brokerage firm, to engage in specific securities transactions in the future based on a formula without further action by the stockholder, provided that the plan satisfies the legal requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 as amended.

--------------------------------------------------------------------------------
ITEM 2.  PROPERTIES
================================================================================

         The following table presents the facilities that we own or lease as of December 31, 2003, and indicates their location and primary uses.



                          Square
      Location            Footage        Status        Annual Rent                         Primary Uses
---------------------   ------------    ----------    --------------     --------------------------------------------------
FLORIDA

Davie                       245,000     Owned                   N/A      Manufacturing, Warehousing & Administration
Davie                       134,300     Leased          $ 1,483,000      Manufacturing & Warehousing
Weston                      160,000     Leased            1,468,000      Distribution, Sales & Marketing and
                                                                           Administration
Weston                      129,000     Leased            1,230,000      R & D, Manufacturing & Warehousing
Weston                       28,000     Leased              522,000      Sales & Marketing and Administration
Boca Raton                   38,100     Leased              767,000      Sales and Internet Operations
Hollywood                    16,100     Leased              267,000      Unoccupied
Sunrise                     114,000     Leased            1,140,000      Warehousing
Plantation                   12,800     Leased              315,000      Administration

NEW YORK

Grand Island                 11,000     Owned                   N/A      Sales
Tarrytown                     6,500     Leased              151,000      Subleased to a third party


MISSISSIPPI

Madison                      28,000     Leased              187,000      Administration and Warehousing

MASSACHUSETTS

Canton                      110,000     Leased            1,284,000      50,000 square feet unoccupied
                                                                         60,000 square feet subleased to third party
OHIO

Columbus                    355,000     Leased            1,373,000      Distribution and Warehousing

NEW JERSEY

Hackensack                    8,100     Leased              222,000      Clinical Development

NORTH CAROLINA

Morrisville                 500,000     Owned                   N/A      Future Manufacturing

PUERTO RICO

San Juan                      1,000     Leased               11,000      Distribution Administration


--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS
================================================================================

         See also "ITEM 1 - PATENT INFRINGEMENT LITIGATION" of this report for a description of certain patent and other litigation.

         Under the provisions of the Waxman-Hatch Amendments, ANDA applicants that make a Paragraph IV certification to the effect that their proposed generic product does not infringe the valid patent rights of the referenced brand product are often sued by the manufacturer of the referenced brand product for alleged patent infringement litigation. We have had many such cases, including:

         CARDIZEM CD ANTITRUST LITIGATION

         Beginning in August 1998, several putative class action lawsuits were filed against Aventis and us arising from a 1997 stipulation entered into between Aventis and us in connection with a patent infringement suit brought by Aventis with regard to its product, Cardizem CD. The actions pending in federal court have been consolidated for multi-district litigation purposes in the U.S. District Court for the Eastern District of Michigan. The complaint in each action alleges that we and Aventis, by way of the 1997 stipulation, engaged in alleged state antitrust and other statutory and common law violations that allegedly gave Aventis and us a near monopoly in the U.S. market for Cardizem CD and a generic version of that pharmaceutical product. According to the complaints, the monopoly possessed by the defendants enables Aventis to perpetuate its ability to fix the price of Cardizem CD at an artificially high price, free from generic competition, with the result that direct purchasers such as pharmacies, as well as indirect purchasers such as medical patients who have been issued prescriptions for Cardizem CD are forced to overpay for the drug. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 2000, the District Court granted summary judgment to plaintiffs finding that the 1997 stipulation was a per se violation of antitrust laws. We and Aventis appealed the judgment to the U.S. Court of Appeals for the Sixth Circuit. In June 2003, the U.S. Court of Appeals for the Sixth Circuit affirmed the district court's order, which determined that the 1997 stipulation and Agreement between us and Aventis was a per se violation of the federal antitrust laws. We are seeking legal review by the U.S. Supreme Court.

         On May 14, 2001, the State Attorney Generals for the States of New York and Michigan, joined by 13 additional states and the District of Columbia, filed suit against us and Aventis in the same federal court in which the above described consolidated Cardizem CD antitrust class action litigation is being conducted. The attorney generals' suit is brought on behalf of their government entities and consumers resident in their jurisdictions who allegedly were damaged as a result of the 1997 Stipulation. Subsequently, an amended complaint was filed adding 12 additional states and Puerto Rico to the action. The lawsuit essentially reiterates the claims asserted against us in the aforementioned Cardizem CD antitrust class action litigation and seeks the same relief sought in that litigation.

         On July 26, 2001, Blue Cross Blue Shield of Michigan, joined by three other Blue Cross Blue Shield plans (one in Minnesota and two in New York), filed suit against us and Aventis in the U.S. District Court for the Eastern District of Michigan on behalf of themselves and as claim adjustors for their self-funded customers to recover damages allegedly caused by the 1997 Stipulation. The complaint essentially repeats the claims asserted against us that are being litigated in the above-described consolidated Cardizem CD antitrust class action litigation and seeks substantially the same relief sought in that litigation.

         In addition to the consolidated proceedings in the U.S. District Court for the Eastern District of Michigan, there are two actions pending in state courts in Florida and two actions pending in state courts in Kansas. These actions are currently stayed.

         On November 26, 2002, the Court approved a settlement between the direct purchasers and us and Aventis. In January 2003, we announced we had reached a settlement with the indirect purchasers and state attorneys general. On October 21, 2003, the district court granted final approval of the proposed settlement between us and Aventis and the indirect purchasers class and the state attorney general plaintiffs for all 50 states. This order is currently on appeal, purportedly on behalf of a class of Tennessee residents, which Andrx is opposing.

         In addition to that appeal, the remaining claims in this litigation are the claims of four Blue Cross Blue Shield entities that chose to opt-out from the indirect purchaser class settlement; and the claims of the various retail chain customers who chose to opt-out from the direct purchaser class settlement. We are attempting to resolve the claims of these other two opt-out plaintiffs on reasonable terms and conditions.

         TIAZAC RELATED SECURITIES CLAIMS

         Several securities fraud class action complaints were filed in March 2002 alleging that certain of our officers and directors and us engaged in securities fraud and/or made material misrepresentations regarding the regulatory status of the Company's ANDA for a generic version of Tiazac. The amended class action complaint sought a class period for those persons or institutions that acquired Andrx common stock from April 30, 2001 through February 21, 2002. In November 2002, the U.S. District Court for the Southern District of Florida granted in part our motion to dismiss the amended consolidated class action complaint and determined that all but one of the statements allegedly made in violation of the federal securities laws should be dismissed as a matter of law. The Court's decision reduced the class period to six weeks commencing January 9, 2002, and ending February 21, 2002. The Court also later granted our motion to strike all allegations of insider trading from the complaint. In December 2003, defendant's motion for summary judgment was granted and a final judgment was entered in favor of defendants. Plaintiffs have filed a notice of appeal of the motion to dismiss and the summary judgment orders.

         In October 2002, two shareholder derivative complaints (related to the Tiazac class action referred to above) were filed against certain current and former officers and directors of Andrx, as well as Andrx (as a nominal defendant), in the Circuit Court of Broward County, Florida. These complaints alleged that, during the period from May 2001 through November 2001, the individual defendants were in possession of material non-public information relating to the regulatory status of our ANDA for a generic version of Tiazac and used such information to sell shares of Andrx common stock at prices higher than they could have obtained had the information been made public, thereby reaping insider trader profits. The complaints seek the imposition of a constructive trust in our favor for the more than $204 million in profits that the individual defendants received from their allegedly illegal sales of our stock during such period. As a result of the summary judgment in our favor in the Tiazac securities fraud litigation, plaintiffs voluntarily dismissed this action.

         WELLBUTRIN RELATED SECURITIES CLAIMS

         Seven complaints were filed against us and certain of our officers and directors for alleged material misrepresentations regarding the expiration period for our bioequivalent versions of Wellbutrin SR/Zyban and that our launch quantities might expire before FDA approval of the product. All of these cases were consolidated and on October 20, 2003, plaintiffs filed a consolidated amended class action complaint in the U.S. District Court for the Southern District of Florida against us and Richard Lane alleging a class period from March 1, 2002 through March 4, 2003. In March 2004, the U.S. District Court for the Southern District of Florida granted our Motion to Dismiss and granted the plaintiffs 20 days to file an amended complaint.

         FAMOTIDINE (PEPCID)

         As part of the CARAN joint venture between Carlsbad and us, Carlsbad developed and is manufacturing for our distribution, famotidine, a generic version of Pepcid. In July 2001, Richter Gedeon Vegyeszeti Gyar RT sued us, Carlsbad and seven other defendants for patent infringement in the U.S. District Court for the Eastern District of New York. Carlsbad has agreed to indemnify us from any liability arising out of this lawsuit. We understand that the parties to this lawsuit are working on settlement terms.

         LEMELSON PATENT LITIGATION

         On November 23, 2001, the Lemelson Medical, Education & Research Foundation, LP filed an action in the U.S. District Court for the District of Arizona alleging patent infringement against us and others involving "machine vision" or "computer image analysis." On March 20, 2002, the court stayed the proceedings, pending the resolution of another suit that involves the same patents, but does not involve us. On January 23, 2004, the United States District Court for the District of Nevada issued an Order determining that certain Lemelson patents, including the patents asserted against us, were unenforceable. The Lemelson Foundation has moved to amend or alter the judgment entered in that case.

         ALTOCOR TRADEMARK OPPOSITION AND TRADEMARK INFRINGEMENT LITIGATION

         On August 13, 2003 Kos filed a complaint in the U.S. District Court for the District of New Jersey alleging trademark infringement and unfair competition and seeking to enjoin us from using the Altocor name. On September 18, 2003 the district court denied Kos' motion for preliminary injunction. Kos appealed this decision to the U.S. Court of Appeals for the Third Circuit, which heard this matter on March 9, 2004. The foregoing proceeding is separate from the proceeding pending before the U.S. Patent and Trademark Office (USPTO) with respect to Kos' trademark opposition to our Altocor trademark. Kos has filed a motion to suspend the USPTO proceeding in light of its lawsuit, but the USPTO has not ruled on Kos' motion.

         PPA LITIGATION

         Beginning in October 2001, a number of product liability lawsuits were filed against us and others for personal injuries allegedly arising out of the use of phenylpropanolamine (PPA). The actions have been consolidated and transferred to the U.S. District Court for the Western District of Washington. We were named in the suits because of our Entex product line, which we acquired from Elan in June 2001. While PPA was at one time contained in Elan's Entex products, we reformulated the Entex products containing PPA upon their acquisition from Elan and eliminated PPA as an active ingredient in the products. We believe that we will be fully indemnified by Elan for the defense of all such cases and for any liability that may arise associated with the products we purchased from Elan. Several of these cases have been voluntarily dismissed by the plaintiffs.

         ALPHARMA BREACH OF CONTRACT LITIGATION

         On September 26, 2003 Alpharma USPD Inc. filed a complaint against one of our subsidiaries (Armstrong Pharmaceuticals, Inc.) in the United States District Court for the Southern District of New York. Alpharma alleges that the contractual breach by Armstrong resulted in the recall of Epinephrine Mist, a product manufactured by Armstrong for Alpharma. In the complaint, Alpharma seeks to recover $18 million in damages for breach of contract, $17.4 million in damages for negligent misrepresentations (many of which preceded our involvement), and $50 million in punitive damages. We believe that at least part of the cause of the recall is attributable to Alpharma. We also believe that we are entitled to indemnification for at least part of these claims from Celltech Manufacturing, Inc., formerly known as Medeva Pharmaceuticals Manufacturing, Inc., from whom we purchased Armstrong in March 2001. On January 22, 2004, Alpharma filed an amended complaint, which added Celltech and us as additional named defendants. We dispute both the basis for liability and the amount of damages owed. We are not in a position to determine the ultimate outcome of this matter. In October 2003, we sold our Armstrong subsidiary, but we have retained all potential liabilities associated with the Alpharma claim.

         BURNETT EMPLOYMENT DISPUTE

         On October 19, 1993, Terrill Hill Burnett, a former employee of POL, filed an action in the U.S. District Court for the Southern District of New York against POL and some of the original shareholders thereof, alleging POL breached her employment contract, securities and common law fraud with respect to the sale of shares of common stock, breach of fiduciary duty, negligent misrepresentation and gender discrimination, and seeking damages in excess of $1 million, plus punitive damages. The district court has dismissed all of these claims, except those for breach of contract and damages based on quantum meruit. POL's motion for partial summary judgment regarding the issue of damages has been denied and trial is tentatively set for May 2004.


--------------------------------------------------------------------------------
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
================================================================================

         No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

--------------------------------------------------------------------------------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
================================================================================

(A)      MARKET INFORMATION

         Andrx common stock is listed on the Nasdaq National Market under the ticker symbol "ADRX".

         On May 17, 2002, each share of Cybear Group common stock (Nasdaq symbol: CYBA) was converted into 0.00964 of a share of Andrx common stock resulting in the issuance of approximately 65,000 shares of Andrx common stock. For the calendar quarters indicated, the table below sets forth the high and low sales prices per share of Andrx common stock, as reported on the Nasdaq National Market, based on published financial resources.

                                                  Andrx Common Stock
                                                     Market Price
                                         --------------------------------------
                                               HIGH                  LOW
                                         -----------------     ----------------
         2003
         First Quarter                        $ 16.83               $  7.68
         Second Quarter                         24.20                 11.10
         Third Quarter                          25.90                 16.32
         Fourth Quarter                         24.05                 17.00

         2002
         First Quarter                        $ 71.27               $ 31.13
         Second Quarter                         48.20                 25.80
         Third Quarter                          27.89                 16.61
         Fourth Quarter                         23.19                 10.75

         See Note 13 to Notes to Consolidated Financial Statements included in
Item 8 of this report with respect to a stockholder rights plan adopted in March 2003.

(B)      HOLDERS

         As of March 1, 2004, there were approximately 273 holders of record of Andrx common stock. We believe the number of beneficial owners of our Andrx common stock is in excess of 54,000.

(C)      DIVIDENDS

         We have never paid any cash dividends on our common stock and do not intend to pay cash dividends for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our businesses. We are prohibited from paying dividends under our senior credit facility without the consent of the agent and the lenders parties thereto. Payment of cash dividends in the future will depend, among other things, upon our ability to generate earnings, our need for capital and our overall financial condition.

(D)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The section under the heading "Executive Compensation" entitled "Equity Compensation Plan Information" to be included in our 2004 proxy statement for the 2004 annual meeting of stockholders is hereby incorporated by reference. For additional information concerning our capitalization, see Notes to the Consolidated Financial Statements included in Item 8 of this report.

--------------------------------------------------------------------------------
ITEM 6.  SELECTED FINANCIAL DATA
================================================================================

         Selected Financial Data is incorporated by reference from Item 7 included herein.

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

OVERVIEW

         OUR BUSINESS

         We are a pharmaceutical company that:

         o develops and commercializes generic versions of controlled-release brand name pharmaceuticals, using our proprietary controlled-release drug delivery technologies, and generic versions of niche and immediate-release pharmaceutical products, including oral contraceptives;

         o distributes pharmaceuticals, primarily generics, manufactured by others as well as manufactured by us, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians' offices; and

         o commercializes brand pharmaceuticals, in some instances using our proprietary controlled-release drug delivery technologies.

         Controlled-release pharmaceuticals generally provide more consistent drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects by releasing drug dosages at specific times and in specific locations in the body. Controlled-release pharmaceuticals allow for "patient friendly" dosage forms, which reduce the number of times a drug must be taken, thus improving patient compliance.

         2003

         In 2003, we for the first time achieved revenues exceeding $1 billion, led by the strong performances of our distribution business and our generic business, both of which achieved record revenues. Our distribution business reported sales of $657 million, a 23% increase from 2002. Our generic business launched six products, filed 12 ANDAs, some of which we believe will be awarded first-to-file exclusivity, received four tentative and 13 final product approvals, and generated over $255 million in revenues. We also had significant licensing revenues from our 2002 agreement relating to KUDCo's generic version of Prilosec, and entered into agreements with:

         o Perrigo, to commercialize our generic Claritin products, which are being sold in the over-the-counter (OTC) market;

         o Pfizer, in conjunction with our legal settlement, which allowed us to more quickly market all strengths of generic Glucotrol XL;

         o Teva, to increase the value of our oral contraceptive product line by marketing them as part of Teva's broader product line;

         o Impax and Teva, to commercialize the value of our ANDAs for generic versions of Wellbutrin SR/Zyban;

         o        Pfizer, to market Cardura XL through our brand business; and

         o Takeda, to co-develop and manufacture a combination product consisting of Takeda's Actos (pioglitazone) and our extended-release metformin.

         Our brand business contributed 4% of total revenues in 2003 and continued to operate at a significant loss. In December 2003, we reorganized our brand business by reducing the size and focus of our research and development group, as we intend to focus on more selected opportunities that leverage our formulation technologies, and we reduced the number of our brand sales representatives by approximately 100 to 250 and changed the territories they cover. These changes are intended to improve our brand operations and its contribution to our overall business.

         In 2003, we incurred charges of $18.4 million directly to cost of goods sold, related to the production of products and product candidates, including $5.7 million in write-offs of pre-launch inventories of our version of generic Wellbutrin SR/Zyban, $4.7 million directly to cost of goods sold related to under-utilization and inefficiencies at our Florida and North Carolina manufacturing facilities, and we wrote-off $3.9 million in manufacturing machinery and equipment at our Florida operations. While substantial progress has been made, we will continue to focus on further improving our pharmaceutical manufacturing operations.

         KEY PERFORMANCE FACTORS

         In our generic business, increased revenues will result primarily from the launch of our new products and whether and to what extent we will be entitled to market exclusivity with respect to such products, offset by price erosion of our existing products. In our distribution business, growth will continue to be primarily a function of our participation in the distribution of new generic products launched by others, offset by the net price declines typically associated with the distribution of generic products over time. In our brand business, revenue growth will depend primarily upon our ability to stimulate prescription demand for Altocor, and later Fortamet and Cardura XL.

         Our operating results are highly dependent on a limited number of products, particularly the net revenues from our generic versions of Cardizem CD, and, to a lesser extent, our generic versions of OTC Claritin products, Glucophage and Tiazac; net sales of generic Glucotrol XL, purchased from Pfizer; net sales of our Altocor brand product and licensing revenue related to KUDCo's sales of generic Prilosec. Licensing revenues from KUDCo, which was significant in 2003, will decrease substantially in 2004, as expected. Future operating results will also be dependant upon our ability to generate revenues from our generic Wellbutrin SR/Zyban (either through the launch of our product or through our Exclusivity Agreement with Impax and a subsidiary of Teva) and Prilosec filings, as well as future generic and brand product introductions. The value and timing of those product introductions depends on a number of factors, including successful scale-up, final FDA marketing approval, satisfactory resolution of patent litigation, our manufacturing capabilities and capacities, competition and various other factors described in this annual report and in our other SEC filings.

         CASH REQUIREMENTS

         We believe we can fund our 2004 operating cash requirements and planned capital expenditures from operations. Our most significant 2004 cash requirement is the planned spending of approximately $100 million for facilities, machinery and equipment related to the renovation of our North Carolina and Florida manufacturing facilities. We will pay Sandoz additional milestones of $2.0 million and $3.0 million upon the approval and launch, respectively, of Fortamet. Under our agreement with Pfizer, we will pay an additional $25 million milestone in the event that the Cardura XL NDA is approved with certain minimum labeling requirements, and we will purchase a minimum of $21 million of product from Pfizer during the first 12-month period following that approval. We have additional minimum purchase requirements for Cardura XL of approximately $130 million in the following 24-month period as well.

         We had $205.1 million in cash, cash equivalents and investments available-for-sale at December 31, 2003. In addition, we have a $185 million secured credit facility, of which $172 million is currently available pursuant to the borrowing base limits, to provide additional funds if necessary. No amounts were outstanding under this credit facility as of December 31, 2003.



                                                                               Payment Due by Period
                                                                                  ($ in Thousands)
                                                  ---------------------------------------------------------------------------------
                                                                    Less Than            1-3               3-5           More Than
          Contractual Obligations                     Total           1 Year            Years             Years           5 Years
                                                    ---------       ----------        ----------        ---------        ---------
Long-term debt obligations                          $      --       $       --        $       --        $      --        $      --
Capital lease obligations                               2,597              981             1,592               24               --
Operating lease obligations                            70,162           11,313            20,086           15,822           22,941
Purchase obligations                                  282,000           95,000           176,000           11,000               --
Other long-term liabilities reflected
     on the Consolidated Balance Sheet                 11,079               --            11,079               --               --
                                                    ---------       ----------        ----------        ---------        ---------
TOTAL                                               $ 365,838       $  107,294        $  208,757        $  26,846        $  22,941
                                                    =========       ==========        ==========        =========        =========


         FORWARD LOOKING STATEMENTS

         Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by us or on our behalf that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "to," " plan," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, our dependence on a relatively small number of products; licensing revenues; the timing and outcome of patent, antitrust and other litigation; the timing and commercial success of future generic product launches; whether we will be awarded any market exclusivity period and, if so, the precise dates thereof; government regulation generally; competition; manufacturing capacities, output and quality processes; our ability to develop and successfully commercialize new products; the loss of revenues from existing products; development and marketing expenses that may not result in commercially successful products; our inability to obtain, or the high cost of obtaining, licenses for third party technologies; commercial obstacles to the successful introduction of brand products generally, including Fortamet and Cardura XL; exclusion of our brand products from formularies; the consolidation or loss of customers; our relationship to our suppliers; the success of our joint ventures; difficulties in integrating, and potentially significant charges associated with, acquisitions of technologies, products and businesses; the inability to obtain sufficient supplies from key suppliers; the impact of returns, allowances and chargebacks; product liability claims; rising costs and limited availability of product liability and other insurance; the loss of key personnel; failure to comply with environmental laws; and the absence of certainty regarding the receipt of required regulatory approvals or the timing or terms of such approvals. We are also subject to other risks detailed herein or detailed from time to time in our filings with the U.S. Securities and Exchange Commission.

         Readers are cautioned not to place reliance on the forward-looking statements contained in this report. We undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence or non-occurrence of future events or otherwise.

         2000 EQUITY REORGANIZATION AND 2002 CONVERSION OF CYBEAR COMMON STOCK

         Andrx was organized in August 1992 as a Florida Corporation. On September 7, 2000, we completed a reorganization whereby Andrx acquired the outstanding equity of its Cybear Inc. subsidiary that it did not own, reincorporated in Delaware, and created two new classes of common stock: (i) Andrx Common Stock to track the performance of the Andrx Group, which then included Andrx Corporation and its majority owned subsidiaries, other than its ownership of the Cybear Group and (ii) Cybear common stock to track the performance of the Cybear Group. Cybear Group then included (i) Cybear Inc. and its subsidiaries, (ii) certain potential future Internet businesses of Andrx Corporation, and (iii) certain operating assets of AHT Corporation. Mediconsult.com, Inc. and its subsidiaries were added to the Cybear group following our acquisition by merger of Mediconsult.com, Inc. in April 2001.

         On May 17, 2002, each share of Cybear common stock was converted into
0.00964 of a share of Andrx common stock resulting in the issuance of approximately 65,000 shares of common stock. The 2002 Cybear conversion included a 25% premium on the value of Cybear common stock as provided by the terms of our Certificate of Incorporation. Subsequent to the conversion we have only one class of common stock outstanding.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES


         Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to:

         o        revenue recognition,

         o        allowance for doubtful accounts receivable,

         o        inventories and cost of goods sold,

         o        useful life or impairment of goodwill,

         o        useful life or impairment of other intangible assets,

         o        litigation settlements and related accruals,

         o        income taxes, and

         o        self-insurance programs.

         We base our estimates on, among other things, currently available information, our historical experience and on various assumptions, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that that these assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         REVENUE RECOGNITION

         Revenues from our distributed products and from our generic products and the related cost of goods sold are recognized at the time the product is received by our customers. Estimated sales returns and allowances related to the sales to our customers are provided in the same period as the related sales are recorded based on currently available information and are continuously monitored and evaluated.

         Revenues from our brand products are recognized for products received by customers that Andrx reasonably estimates will be pulled through the distribution channel taking into account, among other things, historical and projected prescription data, provided by external, independent sources, incentives granted to customers, customers' right of return, generic introductions and inventory levels in the distribution channel, which we periodically evaluate. As a result, we had $5.7 million and $18.2 million in deferred revenue in the December 31, 2003 and 2002 Consolidated Balance Sheets, respectively.

         Allowances against sales for estimated returns, chargebacks, rebates and other sales allowances are established by us concurrently with the recognition of net revenue. These allowances are established based upon consideration of a variety of factors, including, but not limited to, historical return experience by product type, the number and timing of competitive products approved for sale, both historical and projected, the estimated size of the market for the product, estimated customer inventory levels by product and current and projected economic conditions, including historical and anticipated price declines. However, actual product returns, chargebacks, rebates and other sales allowances incurred are dependent upon future events. We periodically monitor the factors that influence sales allowances and make adjustments to these provisions when we believe that actual product returns, chargebacks, rebates and other sales allowances may differ from established allowances. If conditions in future periods change, additional allowances may be required, potentially in significant amounts. Net revenues from sales of our generic and brand products may be affected by the level of provisions for estimated sales returns, chargebacks, rebates and other sales allowances.

         In the pharmaceutical industry, the practice is generally to grant customers the right to return or exchange purchased goods. In the generic pharmaceutical industry, this practice has resulted in generic manufacturers issuing credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventory following decreases in the market price of the related generic pharmaceutical product. The determination to grant an inventory credit to a customer following a price decrease is generally at our discretion, and not pursuant to contractual arrangements with customers. Shelf-stock adjustments occur frequently, potentially in significant amounts. We accrue an estimate for sales allowances in the same period the sale is recognized. Accordingly, net revenues from sales of our generic products are affected by the level of provisions for estimated shelf-stock adjustments. In order to make such accrual, we make significant accounting estimates, including estimates of the quantities shipped by customers and product still on customers' shelves, and estimates of the price declines that will occur before the products pull through the distribution channel. We periodically review and, as necessary, adjust such estimates. As a result, if conditions in future periods change, additional allowances or reversals may be required. Such additional allowances or reversals could be significant.

         In our brand business, we make significant estimates for sales returns and allowances, which are dependent on our ability to promote to physicians, create demand for our products, pull products through the distribution channel and estimate returns, future levels of prescriptions for our products and the inventory levels in the distribution channel. It is a common pharmaceutical industry practice for brand manufacturers to offer customers, among other things, buy-in allowances on initial purchases prior to promotion activities by the manufacturer. In addition, we conduct a significant amount of our sales with a limited number of large pharmaceutical wholesalers and warehousing pharmacy chains that have a right to return or exchange product they purchased. In 2003, approximately 59% of the brand products shipments were made to three customers. As there are a limited number of large customers and we do not have a substantial and unique brand product line, these customers can and do exert significant leverage on us relative to, among other things, product returns and other concessions. As a result, we make significant estimates related to sales returns and allowances in connection with the recognition of revenues, and periodically review such estimates. Our policy is to recognize net revenues to the extent we can reasonably estimate returns and the product being pulled through the distribution channel. If conditions change in future periods, additional allowances or reversals may be required. Such additional allowances could be significant.

         From time to time we enter into collaborative arrangements under which we may manufacture products that are marketed by other parties. The arrangements generally define the way that the parties share profits from the product sales. We recognize revenue from these arrangements based on information supplied by the other parties related to shipment of the product to and acceptance by their customers, less their estimates for sales returns and allowances. The net revenues we report are subject to several estimates by such parties similar to those we experience with the sales of our products. We periodically monitor the factors that influence sales returns and allowances and conduct inquiries of the other parties regarding these estimates. Such estimates are revised as changes become known. In addition, we receive periodic reports by the other parties that support the amount of revenue that we recognize. Amounts recognized are then compared to the cash subsequently remitted to us.

         We have an arrangement with Perrigo whereby we agreed to manufacture and supply Perrigo with our generic versions of Claritin-D 12, Claritin-D 24 and Claritin RediTabs, and Perrigo agreed to market such products as store brand OTC products. In June 2003, Perrigo launched our OTC generic version of Claritin-D 24 and in January 2004, our OTC generic version of Claritin RediTabs. Under the terms of the arrangement, we will manufacture and Perrigo will package and market these products, and the parties will share the net profits, as defined, from product sales. We recognize revenue from such sales after Perrigo has shipped and the customer has received and accepted the product, less estimates by Perrigo for product returns and other customary allowances. The net revenues reported by us are subject to numerous estimates by Perrigo, such as returns and other sales allowances and certain related expenses.

         Licensing and royalty fees are recognized when the obligations associated with the earning of the licensing or royalty fee have been satisfied. Our accounting policy is to review each contract, and if appropriate, we defer up-front and milestone payments, whether or not they are refundable, and recognize them over the obligation period. Revenue recognition is deferred until all significant contingencies have been resolved.

         In October 2002, we entered into an agreement with Genpharm and KUDCo, pursuant to which Andrx and Genpharm relinquished any marketing exclusivity rights to the 10mg and 20mg strengths of omeprazole (generic Prilosec), thereby accelerating the ability of KUDCo to receive final FDA marketing approval for its version of that product, which KUDCo received on November 1, 2002. Pursuant to the agreement with KUDCo, the licensing rate earned by Andrx was 15% until June 9, 2003, when the rate decreased to 9% and was further reduced to 6.25% in February 2004, as a result of the December 2003 appellate court decision affirming the lower court decision that Andrx's generic Prilosec product infringed patents issued to AstraZeneca plc. We will be entitled to receive the 6.25% licensing rate for 24 months. Additional competition from the August 2003 launch of two additional generic versions of Prilosec and the September 2003 launch of an OTC version of Prilosec has resulted in reduced sales for KUDCo's version of generic Prilosec, thereby reducing licensing revenues for Andrx. Such licensing fees may also cease if either Andrx or Genpharm becomes lawfully permitted to launch its own generic version of Prilosec. Licensing revenues from KUDCo for the years ended 2003 and 2002 were $76.7 million and $16.6 million, respectively. The licensing fee amounts due to us are subject to numerous estimates by KUDCo, including shelf-stock adjustments, returns, discounts, rebate and other sales allowances and related expenses.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         We maintain an allowance for doubtful accounts receivable for estimated losses resulting from our inability to collect from customers. As of December 31, 2003, our accounts receivable, net totaled $138.8 million, including an allowance for doubtful accounts receivable of $7.7 million. Accounts receivable generated from our distribution operations are principally due from independent pharmacies, pharmacy chains, pharmacy buying groups and physicians' offices. Accounts receivable generated from our generic and brand product sales operations are principally due from large warehousing pharmacy chains, wholesalers and large pharmacy benefit managers. In extending credit, we attempt to assess our ability to collect by, among other things, evaluating the customer's financial condition, both initially and on an ongoing basis. Collateral is generally not required. In evaluating the adequacy of our allowance for doubtful accounts receivable, we primarily analyze accounts receivable balances, the percentage of accounts receivable by aging category, and historical bad debts and also consider, among other things, customer concentrations, customer credit-worthiness, and changes in customer payment terms or payment patterns. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments or our ability to collect, an increase to the allowance may be required. Also, should actual collections of accounts receivable be different than our estimates included in the determination of our allowance, the allowance would be increased or decreased through charges or credits to selling, general and administrative (SG&A) expenses in the Consolidated Statements of Income in the period in which such changes in collection become known. If conditions change in future periods, additional allowances or reversals may be required. Such additional allowances could be significant.

         In August 2002, we learned that an employee had made numerous improper entries that affected the aging of certain customer accounts receivable and, accordingly, the adequacy of our allowance for doubtful accounts receivable. After extensive investigation and analysis, including discussions with certain customers regarding past due amounts, management determined that our provision for doubtful accounts receivable included in SG&A was understated for the years ended 2001, 2000 and 1999, by an aggregate amount of $4.0 million. After consideration of all of the facts and circumstances, we recognized the full amount of the $4.0 million prior period misstatement in the second quarter of 2002, as we believed it was not material to any period affected.

         Activity in the allowance for doubtful accounts receivable is as follows:


                                                        Years Ended December 31,
                                                           ($ In Thousands)
                                           --------------------------------------------------
                                             2003                 2002                 2001
                                           --------             --------             --------
Beginning of year                          $ 15,495             $  7,663             $  7,077
Provision for doubtful accounts
  receivable                                  4,340               13,178                1,357
Writeoffs, net of recoveries                (12,101)              (5,346)                (771)
                                           --------             --------             --------

End of year                                $  7,734             $ 15,495             $  7,663
                                           ========             ========             ========


         The provision for doubtful accounts receivable in 2002 of approximately $13.2 million includes $4.0 million related to prior years as discussed above and additional provisions for the first and second quarters of 2002, of $1.4 million related to this matter. Since August 2002, we have continued aggressive follow-up with our customers and have collected a significant amount of past due balances. However, as certain other amounts were not collected and continue to age, we recorded additional provisions in the third and fourth quarters of 2002, as the likelihood of collection of those accounts decreased. We wrote off a significant portion of past due accounts in 2003 at the conclusion of our vigorous efforts to collect these balances. Additional provisions or reversals may result in future periods as actual collections may differ from our current estimates.

         INVENTORIES AND COST OF GOODS SOLD

         Inventories consist primarily of finished goods held for distribution, and raw materials, work-in-process and finished goods of our generic and brand products. As of December 31, 2003, we had $209.9 million in inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution is based on purchase price, net of vendor discounts, rebates and other allowances, but excludes shipping, warehousing and distribution costs, which are expensed as incurred and reported as SG&A expenses. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, the estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, provisions through cost of goods sold are made to reduce inventories to their net realizable value. If conditions change in future periods, additional allowances may be required. Such additional allowances could be significant. From time to time, we have made, are in the process of making or may make commercial quantities of our product candidates prior to the date by which we anticipate that such products will receive FDA final marketing approval and/or satisfactory resolution of the patent infringement litigation, if any, involving them (i.e. pre-launch inventory). Production of pre-launch inventories involves the risk that such product(s) may not be approved for marketing by the FDA on a timely basis or ever and/or that the results of related litigation may not be satisfactory. If this risk were to occur or the launch of such product is significantly postponed, additional allowances may be required. Such additional allowances could be significant.

         For the year ended December 31, 2003, cost of goods sold includes charges totaling $18.4 million for the write-off of inventory for our products and product candidates, which is inclusive of $5.7 million for our version of generic Wellbutrin SR/Zyban placed into production after December 31, 2002. Cost of goods sold also includes charges of $12.1 million relating to the write-down of certain assets, inventory and under-utilization and inefficiencies from the Massachusetts aerosol manufacturing operation which was sold in October 2003. We also incurred charges of $3.9 million for the write-off of certain manufacturing machinery and equipment at our Florida manufacturing operations and $4.7 million related to under-utilization and inefficiencies at our Florida manufacturing facilities, as well as start-up costs for our Morrisville, North Carolina facility, which we are renovating. As of December 31, 2003, we had approximately $12.2 million of raw materials, work-in-process and finished goods inventories pending final FDA approval and/or satisfactory resolution of litigation, of which $5.0 million represents inventory for products that have been approved by the FDA subsequent to December 31, 2003.

         USEFUL LIFE OR IMPAIRMENT OF GOODWILL

         Under the purchase method of accounting for acquisitions, goodwill represents the excess of purchase price over the fair value of the net assets acquired. As of December 31, 2003, we had $34.0 million of goodwill consisting of $26.3 million from the acquisition of CTEX Pharmaceuticals, Inc. in January 2001, and $7.7 million from the acquisition of Valmed Pharmaceuticals, Inc. in March 2000. Prior to 2002, we measured impairment of goodwill using the undiscounted cash flow method whenever events and circumstances warranted revised estimates of useful lives or recognition of an impairment of goodwill. The undiscounted cash flow method compared the net book value being tested to the estimated aggregate undiscounted cash flows. If the net book value exceeded the estimated aggregate undiscounted cash flows, the excess carrying amount of goodwill would be written-off. With the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 in 2002, goodwill is subject to at least an annual assessment for impairment in value by applying a fair value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. Accordingly, if there is a change in the value of the goodwill we acquired, impairment charges may be required. Such additional charges could be significant. We may or may not maintain acquired businesses as discreet operating units. In the event that we integrate an acquisition into our other operations as we did with CTEX into our brand business, the acquired business and its related goodwill are combined with our other operations. Consequently, the potential impairment is evaluated in relation to the business unit as a whole.

         USEFUL LIFE OR IMPAIRMENT OF OTHER INTANGIBLE ASSETS

         Brand product rights purchased from other pharmaceutical companies or acquired through the allocation of purchase price upon the acquisition of another entity (included in other intangible assets), are being amortized over periods ranging from three to 10 years. Other intangible assets also include patents relating to our electronic prescription process, which are being amortized over a period of 14 years. We established the amortization period based on an estimate of the period the assets would generate positive cash flows. If conditions change, we may be required to decrease the estimated amortization period. Amortization is provided using the straight-line method over the estimated useful life. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If conditions in future periods change, additional allowances may be required, which could be significant.

         During 2002, we recorded a charge of $7.8 million for the impairment of goodwill and certain intangible assets related to Physicians' Online (POL). That charge was the result of our decision not to commit additional resources, to seek the sale of POL and an evaluation of the goodwill and intangible assets arising from the acquisition of Mediconsult and the subsequent integration of Internet operations into Andrx. As a result, we believed that the future benefits previously associated with this transaction no longer existed under our current operations. In December 2003, we sold our POL web portal operations for $2.0 million.

         As of December 31, 2003, we had $13.7 million of other intangible assets, net which consisted primarily of $1.2 million related to patents for our electronic prescription process and $11.0 million and $1.5 million for product rights related to the Entex and Anexsia product lines, respectively. An impairment charge could potentially occur with respect to the unamortized portion of our Entex product rights and Entex inventories ($11.0 million and $396,000, respectively, as of December 31, 2003), as a result of FDA's October 17, 2003 draft compliance policy guide with respect to pharmaceutical products that are presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, such as the Entex line of products. This draft guidance is intended to provide notice that once FDA approves a version of such product, unapproved drug products such as our Entex product line may be subject to FDA enforcement action at any time, and that FDA will evaluate each product on a case-by-case basis. In determining whether to permit a grace period, and how long such grace period will be, FDA indicates that it will consider factors such as: (i) the effects on the public health of immediate removal; (ii) the difficulty of conducting any required studies, and preparing and obtaining approval of an application; (iii) the burden on affected parties; (iv) FDA's available enforcement resources; and (v) any special circumstances. We are continuing to assess this matter, including whether to seek FDA approval for marketing some or all of the Entex line of products as prescription or OTC products, and the requirements imposed by FDA for NDA and ANDA submissions.

         LITIGATION SETTLEMENTS AND RELATED ACCRUALS

         We account for the exposure of our various litigation matters under the provisions of SFAS No. 5 "Accounting for Contingencies", which requires, among other things, an exposure to be accrued when it becomes probable and estimatable. We disclose possible significant exposure for legal matters in
Note 16 and litigation settlements and other charges in Note 17 of our Notes to Consolidated Financial Statements. No accrual or disclosure of legal exposures judged to be remote is required. To the extent possible, the exposure to legal matters is evaluated and estimated, based on currently available information and following consultation with legal counsel. The ultimate outcome of any litigation may be significantly different than the amounts estimated, given the uncertainties inherent in complex litigation.

         During 2003, we incurred an $8.8 million charge relating to various previously announced legal claims and the negotiated settlement of an obligation to one of our law firms with respect to our generic version of Tiazac. The 2002 period includes, among other things, a litigation settlement charge of $65.0 million, which we recorded in anticipation of reaching a settlement on certain litigation. This contingency became probable and estimatable in June 2002, as a result of mediation discussions between Andrx, Aventis S.A. and the various classes of plaintiffs in the Cardizem CD antitrust litigation that was pending for multidistrict proceedings in the United States District Court for the Eastern District of Michigan. In July 2002, Andrx and Aventis entered into a settlement, which is now binding, with the direct purchaser class of plaintiffs. In January 2003, Andrx and Aventis entered into a settlement, which has now been approved by the District Court, with the indirect purchaser class of plaintiffs, as well as with the attorneys general for all 50 states, the District of Columbia and Puerto Rico. The respective payments made or to be made by Andrx and Aventis under these agreements have not been disclosed. The litigation is still ongoing for the remaining group of litigants, including those who timely choose to opt out of the settlements described above, and an indirect purchaser who has appealed the District Court's approval of the settlement, purportedly on behalf of a class of Tennessee residents. If not settled, Andrx anticipates that these matters may take several years to be resolved, and an adverse judgment could have a material adverse effect on our business and consolidated financial statements. Andrx intends to litigate vigorously any outstanding related cases that it cannot settle on a reasonable basis. Any portion of the accrued litigation settlements charge that was not paid as of December 31, 2003, is included in accrued expenses and other liabilities in our December 31, 2003 Consolidated Balance Sheet.

         INCOME TAXES

         The provisions of SFAS No. 109, "Accounting for Income Taxes", require, among other things, recognition of future tax benefits measured at enacted rates attributable to the deductible temporary differences between the financial statement and income tax bases of assets and liabilities and to benefit deferred tax assets to the extent that the realization of such benefits is "more likely than not". Under the provisions of SFAS No. 109, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

         We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. As of December 31, 2003, we had deferred income tax assets totaling $65.2 million. We have considered our ability to carry back certain net operating losses, future taxable income and ongoing prudent and feasible tax planning strategies and have determined that no valuation allowance is necessary on our deferred income tax assets. In the event that we were to determine that we would not be able to realize all or part of our deferred income tax assets in the future, an adjustment to the valuation allowance would be charged to the Consolidated Statement of Income in the period such determination was made. We previously recorded a valuation allowance of $7.2 million on certain Cybear net operating loss carryforwards. Due to a later change in circumstances during 2002, we determined that it is more likely than not that the net operating loss carryforwards would be utilized, and we reversed this $7.2 million valuation allowance.

         Our future effective tax rate is based on estimates of expected income, statutory tax rates and tax planning opportunities. Significant judgment is required in determining our effective tax rate and the ultimate resolution of our tax return positions. Despite our belief that our tax return positions are supportable, our policy is to establish reserves for taxes that may become payable in future years as a result of examination by tax authorities. We believe our tax reserves provide an adequate allowance for such contingencies. The tax reserves are analyzed periodically and adjustments are made to the tax reserves, as events occur to warrant such adjustment. Our federal income tax returns for the years 1999 to 2002 are currently under audit by the Internal Revenue Service. Our effective tax rate and cash flows could be materially impacted by the ultimate resolution of our tax positions.

         SELF-INSURANCE PROGRAMS

         We maintain self-insured retentions and deductibles for some of our insurance programs and limit our exposure to claims by maintaining stop-loss and/or aggregate liability coverages. The estimate of our claims liability, which may be material, contains uncertainty since we must use judgment to estimate the ultimate costs that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our liability for such claims, we consider a number of factors, including, but not limited to, self-insured retentions, deductibles, historical claim experience, demographic factors, severity factors and maximum claims exposure. If actual claims exceed these estimates, additional charges may be required.

                       ANDRX CORPORATION AND SUBSIDIARIES


CONSOLIDATED SELECTED FINANCIAL DATA

         The following summary historical financial information is based on our consolidated audited financial statements, including the consolidated audited financial statements for the years ended December 31, 2003, 2002 and 2001, included elsewhere herein. Our consolidated audited financial statements for the years ended December 31, 2003, 2002 and 2001, have been audited by Ernst & Young LLP, our current independent auditors. Our consolidated financial statements for the years ended December 31, 2000 and 1999, were audited by Arthur Andersen LLP, our former independent auditors.


                                                                            Years Ended December 31,
                                                             ($ in Thousands, Except for Share and Per Share Amounts)
                                                 ----------------------------------------------------------------------------------
                                                    2003              2002              2001             2000              1999
                                                 -----------       -----------       -----------      -----------       -----------
STATEMENTS OF OPERATIONS DATA (1)

Revenues
   Distributed products                          $   657,098       $   534,618       $   495,241      $   329,110       $   262,402
   Andrx products                                    301,652           209,407           229,003          175,428           134,796
   Stipulation fees                                       --                --                --               --            70,733
   Licensing and royalties                            80,080            17,340            13,648           14,966             8,059
   Other                                               7,508             9,615            11,149              456                --
                                                 -----------       -----------       -----------      -----------       -----------
Total revenues                                     1,046,338           770,980           749,041          519,960           475,990
                                                 -----------       -----------       -----------      -----------       -----------

Operating expenses
   Cost of goods sold                                700,401           620,069           479,595          301,475           235,346
   Selling, general and administrative (2)           217,085           193,253           145,321           82,510            70,010
   Research and development                           52,235            51,479            52,846           45,467            25,327
   Litigation settlements and other charges            8,750            72,833            14,759            7,322                --
                                                 -----------       -----------       -----------      -----------       -----------
Total operating expenses                             978,471           937,634           692,521          436,774           330,683
                                                 -----------       -----------       -----------      -----------       -----------

Income (loss) from operations                         67,867          (166,654)           56,520           83,186           145,307

Other income (expense)
   Equity in earnings (losses) of joint
    ventures                                           5,135             3,697             1,025           (1,202)             (370)
   Interest income                                     2,242             5,420            11,386           13,039             3,603
   Interest expense                                   (2,641)             (200)               --             (767)           (1,661)
   Gain on sale of assets                              5,605             5,094                --               --                --
   Minority interest in Cybear                            --                --                --            4,146             1,937
   Gain on sales of Cybear shares                         --                --                --               --               643
                                                 -----------       -----------       -----------      -----------       -----------
Income (loss) before income taxes                     78,208          (152,643)           68,931           98,402           149,459
Income taxes (benefit)                                30,031           (60,826)           31,385           39,870            55,405
                                                 -----------       -----------       -----------      -----------       -----------
Net income (loss)                                $    48,177       $   (91,817)      $    37,546      $    58,532       $    94,054
                                                 ===========       ===========       ===========      ===========       ===========






                                   (Continued)

                       ANDRX CORPORATION AND SUBSIDIARIES


                                                                                Years Ended December 31,
                                                                ($ in Thousands, Except for Share and Per Share Amounts)
                                               ------------------------------------------------------------------------------------
                                                    2003            2002              2001              2000               1999
                                               ------------     ------------      ------------      --------------     ------------
EARNINGS (LOSS) PER SHARE

ANDRX GROUP COMMON STOCK (3)(4)

Net income (loss) allocated to
    Andrx Group (including Cybear Group from
         January 1, 1999 through September
         6, 2000 and  May 18, 2002 through
         December 31, 2003)                    $     48,177     $    (85,873)     $     72,862      $       66,873     $     94,054
Premium on Conversion of Cybear common stock             --             (526)               --                  --               --
                                               ------------     ------------      ------------      --------------     ------------

Total net income (loss) allocated to Andrx     $     48,177     $    (86,399)     $     72,862      $       66,873     $     94,054
                                               ============     ============      ============      ==============     ============

Net income (loss) per share of
   Andrx Group common stock
         Basic                                 $       0.67     $      (1.22)     $       1.04      $         0.99     $       1.52
                                               ============     ============      ============      ==============     ============
         Diluted                               $       0.66     $      (1.22)     $       1.01      $         0.95     $       1.45
                                               ============     ============      ============      ==============     ============

Weighted average shares of Andrx Group
   common stock outstanding
         Basic                                   71,892,000       70,876,000        69,998,000          67,756,000       61,980,000
                                               ============     ============      ============      ==============     ============
         Diluted                                 72,655,000       70,876,000        72,243,000          70,456,000       64,953,000
                                               ============     ============      ============      ==============     ============

CYBEAR GROUP COMMON STOCK (4) (5)

Net loss allocated to Cybear Group
      (from September 7, 2000 through
      May 17, 2002)                                             $     (5,944)     $    (35,316)     $       (8,341)
Premium on Conversion of Cybear common stock                             526                --                  --
                                                                ------------      ------------      --------------

Total net loss allocated to Cybear Group                        $     (5,418)     $    (35,316)     $       (8,341)
                                                                ============      ============      ==============

Basic and diluted net loss per share
      of Cybear Group common stock                              $      (0.80)     $      (6.09)     $        (2.19)
                                                                ============      ============      ==============

Basic and diluted weighted average
   shares of Cybear Group common stock
   outstanding                                                     6,743,000         5,802,000           3,801,000
                                                                ============      ============      ==============



         (1) Certain prior year amounts have been reclassified to conform with the current year presentation.

         (2) In 2002, Andrx adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" which resulted in goodwill no longer being subject to amortization. Goodwill amortization expense in 2001, 2000, and 1999, was $4,967, $1,850 and $115, respectively.

         (3) Andrx Group share and per share amounts reflect Andrx's May 1999 and March 2000 two-for-one stock splits of Andrx common stock effected in the form of 100% stock dividends.

         (4) Effective May 17, 2002, all outstanding shares of Cybear common stock were converted to Andrx common stock. For periods subsequent to the May 2002 conversion, Andrx will only report earnings (loss) per share for Andrx common stock which includes all of the former Cybear operating results from the effective date of the May 2002 conversion and will no longer report separate earnings (loss) per share for the former Cybear common stock.

         (5) The basic and diluted weighted average shares of Cybear common stock outstanding and diluted net loss per share of Cybear common stock, included herein for the period from January 1, 2002 to May 17, 2002, and years ended December 31, 2001 and 2000, reflect the July 31, 2001 one-for-four reverse stock split for Cybear common stock.

                       ANDRX CORPORATION AND SUBSIDIARIES


                                                                                  December 31,
                                                                               ($ in Thousands)
                                               --------------------------------------------------------------------------------
                                                 2003              2002              2001              2000              1999
                                               --------          --------          --------          --------          --------
BALANCE SHEET DATA

   Cash, cash equivalents and
      investments available-for-sale           $205,123          $ 97,394          $245,424          $336,809          $123,418
   Accounts receivable, net                     138,849           127,698           129,900            92,960            72,032
   Inventories                                  209,910           140,625           161,691           101,219            78,771
   Working capital                              354,822           291,848           446,835           453,860           179,829
   Property, plant and equipment, net           239,173           227,864           139,898            77,773            39,874
   Total assets                                 958,446           789,479           789,214           669,416           357,954
   Short-term borrowings                             --                --                --                --            20,226
   Retained earnings                            132,215            84,038           176,381           138,835            80,303
   Total stockholders' equity                   622,901           565,707           647,894           559,797           220,972



ANDRX CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

REVENUES AND GROSS PROFIT (LOSS)



                                                            Years Ended December 31,
                                                                ($ in Thousands)
                                       -------------------------------------------------------------------
                                           2003                       2002                        2001
                                       -----------                 -----------                 -----------
DISTRIBUTED PRODUCTS
Revenues                               $   657,098                 $   534,618                 $   495,241
Gross profit                               120,229                     100,968                      84,949
Gross margin                                  18.3%                       18.9%                       17.2%

ANDRX PRODUCTS - GENERIC
Revenues                               $   255,014                 $   183,873                 $   197,940
Gross profit                               119,440                      37,848                     145,666
Gross margin                                  46.8%                       20.6%                       73.6%

ANDRX PRODUCTS - BRAND
Revenues                               $    46,638                 $    25,534                 $    31,063
Gross profit                                33,794                      12,271                      18,900
Gross margin                                  72.5%                       48.1%                       60.8%

ANDRX PRODUCTS-TOTAL
Revenues                               $   301,652                 $   209,407                 $   229,003
Gross profit                               153,234                      50,119                     164,566
Gross margin                                  50.8%                       23.9%                       71.9%

TOTAL PRODUCT SALES
Revenues                               $   958,750                 $   744,025                 $   724,244
Gross profit                               273,463                     151,087                     249,515
Gross margin                                  28.5%                       20.3%                       34.5%

LICENSING AND ROYALTIES
Revenues                               $    80,080                 $    17,340                 $    13,648
Gross margin                                 100.0%                      100.0%                      100.0%

OTHER
Revenues                               $     7,508                 $     9,615                 $    11,149
Gross profit (loss)                         (7,606)                    (17,516)                      6,283
Gross margin (loss)                         (101.3%)                    (182.2%)                      56.4%

TOTALS
Revenues                               $ 1,046,338                 $   770,980                 $   749,041
Gross profit                               345,937                     150,911                     269,446
Gross margin                                  33.1%                       19.6%                       36.0%



YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         For 2003, we generated net income of $48.2 million, compared to a net loss of $91.8 million for 2002. For 2002, of the $91.8 million of net loss, $86.4 million of total net loss was allocated to Andrx common stock and $5.4 million of total net loss was allocated to the former Cybear common stock.

DISTRIBUTED PRODUCTS

         Revenues from distributed products increased by 22.9% to $657.1 million for 2003, compared to $534.6 million for 2002. The increase generally reflects our participation in the distribution of new generic products introduced by generic manufacturers, and an increase in sales to existing and new customers, offset by the overall price declines common to generic products. In 2003, revenues from distributed products generated $120.2 million of gross profit with a gross margin of 18.3%, compared to $101.0 million of gross profit with a gross margin of 18.9% for 2002. When we participate in the distribution of generic products which face little or no competition, we generally record higher sales revenues and lower gross margins. When such products encounter additional competition, the resulting lower price generally cause us to record lower sales, but higher margins, as we generally are able to purchase such products at more favorable prices.

ANDRX PRODUCTS REVENUES

         GENERIC PRODUCTS

         For 2003, revenues from our generic products increased by 38.7% to $255.0 million, compared to $183.9 million in 2002. For 2002, revenues from our generic products include sales of our generic versions of Cardizem CD, Dilacor XR, Glucophage, K-Dur, Ventolin (albuterol metered dose inhalers) and Naprelan. For 2003, revenues include sales of those products as well as the 2003 launches of our generic versions of Tiazac, Claritin-D 24, which is marketed by Perrigo as an OTC product, and from generic Glucotrol XL, which we obtain from Pfizer. The increase in revenues from our generic products for 2003, compared to 2002, results primarily from the launches of these additional products, which include initial stockings, offset by price declines from our other generic products. Due to a relatively stable competitive environment, our generic version of Cardizem CD continues to generate significant levels of revenue and gross profit and materially contributes to our overall current level of operating results. In October 2003, we sold our Massachusetts aerosol manufacturing operation that makes our generic version of Ventolin (albuterol metered dose inhalers). As we retained a supply relationship with the purchaser of that operation, we will continue to generate revenues from this product, which will be recorded under revenues from distributed products.

         In 2003, our generic products generated $119.4 million of gross profit with a gross margin of 46.8%, compared to $37.8 million of gross profit with a gross margin of 20.6% in 2002. The increase in gross margin from our generic products for 2003, compared to 2002, results primarily from the launches of our additional generic products, partially offset by price declines from our other generic products and reduced charges to cost of goods sold for pre-launch inventories. The 2002 period includes charges to cost of goods sold of $41.0 million to fully reserve pre-launch inventories of our generic version of Prilosec (which was not launched) as well as a $34.7 million charge related to production of generic products and pre-launch inventories of our generic products, including Wellbutrin SR/Zyban. Cost of goods sold for 2003 includes charges of $18.4 million related to production of our products and product candidates and $3.9 million for the write-off of certain manufacturing machinery and equipment at our Florida manufacturing operations, a significant portion of which related to the manufacture of generic Prilosec. We have experienced and, in the near term, expect to continue to experience, significant charges to cost of goods sold as a result of production and utilization issues at our manufacturing facilities related to the expansion of manufacturing facilities in anticipation of new product launches and other factors. In 2003, we incurred costs of approximately $4.7 million related to under-utilization and inefficiencies at our Florida manufacturing facilities and our North Carolina facility, which we are renovating. In the 2002 period, we incurred $5.8 million of charges to cost of goods sold related to under-utilization issues at our Florida manufacturing facilities, including costs associated with our Weston, Florida facility, which we had intended to use for manufacturing, but which we are now using for R&D and other non-manufacturing operations.

         BRAND PRODUCTS

         For 2003, revenues from our brand products increased by 82.7% to $46.6 million from $25.5 million in 2002. 2003 revenues include sales generated from our Altocor (lipid lowering), Entex (cough and cold), including two reformulated versions thereof, Anexsia (pain) and Embrex (prenatal vitamins) product lines. The increase in revenues for 2003 compared to 2002 was primarily the result of a full year of sales of Altocor, which we began marketing in July 2002, partially offset by decreases in revenues from the Entex, Embrex and Anexsia product lines, which were affected by various factors, including the advent of generic competition.

         In 2003, our brand products generated $33.8 million of gross profit with a gross margin of 72.5%, compared to $12.3 million of gross profit with a gross margin of 48.1% for 2002. The increase in gross profit and gross margin for 2003 resulted primarily from a full year of Altocor sales in 2003. Gross margins were also affected by, among other things, inventory charges of approximately $1.5 million and $4.8 million, respectively (through cost of goods sold) in 2003 and 2002, for production failures and inventory expiration issues. Cost of goods sold in 2003 and 2002 also included royalties accrued on the revenues generated from the Entex and Anexsia product lines, as well as amortization of the marketing rights we acquired for the Embrex, Entex and Anexsia products, calculated on a straight-line basis.

LICENSING AND ROYALTIES

         In 2003, we recorded $80.1 million in licensing and royalties revenue, compared to $17.3 million in 2002. Licensing and royalties revenue for 2003 and 2002 includes $76.7 million and $16.6 million, respectively, from the agreement with KUDCo (for relinquishing exclusivity rights to the 10mg and 20mg strengths of generic Prilosec). The licensing rate due from KUDCo reduced from 15% to 9% on June 9, 2003, and was further reduced in February 2004 to 6.25% as a result of the December 2003 appellate court decision affirming the district court decision that our generic Prilosec product infringed patents issued to AstraZeneca. Licensing revenues for Andrx were further reduced in 2003, as a result of competitors' launches of two additional generic versions of Prilosec in August 2003, and the launch of an OTC version of generic Prilosec in September 2003, which resulted in reduced sales for KUDCo's generic version of Prilosec.

OTHER REVENUES

         We recorded $7.5 million of other revenues in 2003, compared to $9.6 million in 2002. Other revenues for 2003 primarily represented revenues from the contract manufacture and sale of albuterol metered dose inhalers from our Massachusetts aerosol manufacturing operation and from our Internet operations, primarily the POL web portal. We sold our Massachusetts aerosol manufacturing operation in October 2003 and our POL web portal in December 2003.

         During 2003 and 2002, we recorded to cost of goods sold of other revenues, charges of $7.9 million and $11.8 million, respectively, related to an excess facilities lease, related leasehold improvements, excess aerosol product inventories, and equipment and severance at our Massachusetts aerosol manufacturing operation. During 2003 and 2002, we also recorded charges to cost of goods sold related to excess capacity at the Massachusetts aerosol manufacturing operation of $4.3 million and $7.9 million, respectively.

SG&A

         SG&A expenses were $217.1 million, or 20.7% of total revenues for 2003, compared to $193.3 million, or 25.1% of total revenues for 2002. For both periods, SG&A expenses included expenses related to the administration, marketing, sale, distribution and warehousing of distributed products and our brand and generic products, royalties to our former Co-Chairman and Chief Scientific Officer related to sales of our generic version of Cardizem CD, corporate overhead and legal costs (primarily patent infringement and antitrust matters related to our ANDA filings). The increase in SG&A expenses in 2003, compared to 2002, was primarily due to the increase in sales and marketing costs for our brand products, the expansion of our distribution business, including the opening of our Ohio distribution center, and increases in insurance expense and other corporate overhead, offset by a decrease in operating expenses related to our former Internet business. SG&A expenses for 2002 include a $4.0 million allowance for doubtful accounts receivable recorded in connection with an understatement of our provisions for doubtful accounts receivable for the years ended December 31, 2001, 2000 and 1999, due to the unauthorized actions of a single employee who had made numerous improper entries that affected the adequacy of our allowance for doubtful accounts receivable. Also included in SG&A for 2002 is an increase in the provision for doubtful accounts receivable of $1.4 million related to this matter for the first and second quarters of 2002.

         We employed an average of approximately 385 brand sales representatives in 2003, compared to an average of approximately 290 in 2002. In addition, the average direct cost of an Andrx brand sales representative, including training costs, was approximately $125,000 in 2003, compared to $105,000 in 2002. In December 2003, we reorganized our brand sales force structure to comprise 325 primary care sales territories and reduced the number of brand sales representatives by approximately 100 to 250 brand sales representatives. In connection with this reorganization, we recorded a charge of approximately $1.1 million for severance and outplacement services for the reduction in brand sales personnel. We will review and adjust the number of sales representatives we maintain based on the needs of our business and our products, particularly for our expected launch of Pfizer's Cardura XL product. In our distribution operations, we employed approximately 200 sales representatives and sales support staff in both 2003 and 2002.

RESEARCH AND DEVELOPMENT

         R&D expenses were $52.2 million for 2003, compared to $51.5 million for 2002. R&D expenses in 2003 primarily reflect our continued research, development and commercialization efforts in our generic (ANDA) product development program. We filed 12 ANDAs in 2003. We also filed two NDAs (a valproate product and Fortamet) and later received approvable letters from FDA. As of December 31, 2003, we had a total of 30 ANDA and two NDA submissions pending at the FDA. R&D expenses for 2002 include a milestone payable to Geneva Pharmaceuticals, Inc. (now known as Sandoz Inc. ("Sandoz")) of $3.0 million for Fortamet.

         In our generic R&D operations, we seek to research and develop generic formulations of currently marketed products. We estimate that the average cost of developing a controlled-release generic product (excluding legal costs) is approximately $2.0 million and the average cost of developing a niche or immediate-release generic product is approximately $1.0 million. R&D expenses for generic research and development activities include, among other things, costs relating to personnel, overhead, laboratories for conducting bioequivalence studies and raw materials used in developing the products.

         Our research and development efforts are currently focused on developing controlled-release generic products, using our proprietary controlled-release drug delivery technologies, as well as niche and immediate-release generic products, including oral contraceptives. The reduced focus on brand R&D resulted in a reduction in personnel and the recording of a charge of approximately $1.4 million for severance and outplacement services in the fourth quarter of 2003.

         Our current brand R&D consists primarily of the development of a combination product of Actos (pioglitazone), which is marketed by Takeda, and an extended-release metformin product, each of which is administered once-a-day for the treatment of Type 2 diabetes. Pursuant to our December 2003 agreement with Takeda, we are responsible for the formulation and manufacture of the combination product and Takeda is responsible for obtaining regulatory approvals for, and marketing the product. We have received a milestone payment under this agreement and have deferred recognition of the related revenue because the amount to be retained by us is contingent upon the occurrence of certain future events. We are also entitled to receive significant additional milestone payments from Takeda upon the occurrence of certain specified events, as well as a transfer price for product manufactured by us and a royalty and certain additional performance payments related to Takeda's sale of the combination product.

LITIGATION SETTLEMENTS AND OTHER CHARGES

         Litigation settlements and other charges were $8.8 million in 2003 compared to $72.8 million in 2002. The 2003 charges related to various previously disclosed legal claims, including a negotiated settlement of an obligation to one of our law firms with respect to our generic version of Tiazac. The 2002 charges included a $65.0 million charge in anticipation of reaching a settlement on certain litigation related to Cardizem CD. This contingency became probable and estimatable in June 2002 as a result of mediation discussions between Andrx, Aventis and the various classes of plaintiffs in the Cardizem CD antitrust litigation that was pending for multidistrict proceedings in the United States District Court for the Eastern District of Michigan. In connection therewith, in July 2002, we entered into a settlement, which is now binding, with the direct purchaser class of plaintiffs and Aventis. In January 2003, we entered into a settlement, which has been approved by the District Court, with the indirect purchaser class of plaintiffs, the attorneys general for all 50 states, the District of Columbia and Puerto Rico, and Aventis. The respective payments made or to be made by Andrx and Aventis under these agreements have not been disclosed. The litigation is still ongoing for the remaining group of litigants, including those who chose to opt out of the settlements described above and a member of the indirect purchaser class who has appealed the District Court's approval of the settlement, purportedly on behalf of a class of Tennessee residents. Any portion of the accrued litigation settlements charge that was not paid as of December 31, 2003, is included in accrued expenses and other liabilities in the December 31, 2003 Consolidated Balance Sheet.

         The 2002 period also included a charge of $7.8 million related to a write-off of goodwill and certain intangible assets for the physician's network and trademarks created during the Mediconsult acquisition. Such charges were the result of management's decision in the fourth quarter of 2002 not to commit additional resources to POL and an evaluation of the goodwill and intangible assets arising from the acquisition of Mediconsult and the subsequent integration of Internet operations into Andrx. We sold the POL web portal in December 2003.

EQUITY IN EARNINGS OF JOINT VENTURES

         We recorded $5.1 million of equity in earnings of our unconsolidated joint ventures in 2003, compared to $3.7 million in 2002. For 2003 and 2002, equity in earnings of our joint ventures was generated by ANCIRC's net sales of its generic versions of Oruvail and, to a lesser extent, Trental, and CARAN's net sales of its generic versions of Mevacor and, to a lesser extent, Pepcid and Prozac. ANCIRC is a 50/50 joint venture with Watson Pharmaceuticals, Inc. and CARAN is a 50/50 joint venture with Carlsbad Technologies, Inc.

INTEREST INCOME

         We recorded interest income of $2.2 million in 2003, compared to $5.4 million in 2002. The decrease in interest income is primarily the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained and lower interest rates on these investments during 2003, compared to 2002. We invest in taxable, tax-advantaged and tax-free investment grade securities.

INTEREST EXPENSE

         We incurred interest expense of $2.6 million in 2003, compared to $200,000 in 2002. Interest expense in 2003 was primarily related to the unused line fee and amortization of issuance costs related to our secured line of credit entered into in December 2002 and financing charges on capital lease obligations. For 2003 and 2002, interest expense also included financing charges on certain insurance premiums.

GAIN ON SALE OF ASSETS

         Gain on sale of assets for 2003 includes a gain on the sale of the POL web portal of $344,000, a gain of $875,000 on the sale of certain brand marketing rights and a gain of $3.7 million associated with the sale of the Massachusetts aerosol manufacturing operation. In 2002, gain on sale of assets includes a $5.1 million gain from the June 2002 sale of the Histex cough and cold line of products.

INCOME TAXES

         For 2003, we provided $30.0 million for income taxes or 38.4% of income before income taxes. This provision exceeded the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes. For 2002, we recorded an income tax benefit of $60.8 million, or 39.8% of loss before income taxes. Such tax benefit for 2002 included the reversal of a $7.2 million valuation allowance on deferred income tax assets relating to certain net operating loss carryforwards.

WEIGHTED AVERAGE SHARES OUTSTANDING

         The basic and diluted weighted average shares of Andrx common stock outstanding was 71.9 million and 72.7 million, respectively, in 2003, and the basic and diluted weighted average shares outstanding were both 70.9 million in 2002. The basic weighted average share computations for 2003 and 2002 include the weighted average number of shares of common stock outstanding during the period, as well as the vested portion of restricted stock units. For 2003 diluted per share calculations include weighted average shares of common stock outstanding plus dilutive common stock equivalents (stock options and the unvested portion of restricted stock units, computed using the treasury stock method). For 2003, the dilutive common stock equivalents consist of stock options and unvested restricted stock units in which the exercise price or issuance price, respectively, were in excess of the average market price for the respective period. For 2002, all potential common stock equivalents were excluded from the diluted share computation as we reported a net loss and, accordingly, such potential common stock equivalents were anti-dilutive. The increase in the basic weighted average number of shares of Andrx common stock outstanding in 2003, compared to 2002, was attributable to exercises of stock options and issuances of shares under our employee stock purchase plan.

         The basic and diluted weighted average shares of Cybear common stock outstanding were 6.7 million for the period from January 1, 2002 to May 17, 2002 (at which date such shares were converted into Andrx common stock). All common stock equivalents were excluded from the diluted share computation as Cybear was allocated a net loss, and accordingly, such stock equivalents were anti-dilutive. After May 17, 2002, no Cybear common stock was outstanding as a result of its conversion to Andrx common stock.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         For 2002, we recorded a net loss of $91.8 million, compared to net income of $37.5 million for 2001. For 2002, of the $91.8 million of net loss, $86.4 million of total net loss was allocated to Andrx common stock and $5.4 million of total net loss was allocated to the former Cybear common stock. For 2001, of the $37.5 million of net income, $72.9 million of total net income was allocated to Andrx common stock and $35.3 million of total net loss was allocated to the Cybear common stock.

TOTAL REVENUES AND COST OF GOODS SOLD

DISTRIBUTED PRODUCTS

         Revenues from distributed products increased by 8.0% to $534.6 million for 2002, compared to $495.2 million for 2001. The increase in sales from distributed products reflects the participation in the distribution of generic products introduced by generic manufacturers, and an increase in sales to existing and new customers, generally offset by overall price declines, as is common with generic products. For 2001, sales from distributed products include approximately $41.3 million of our participation in the distribution of generic Prozac, which enjoyed marketing exclusivity from August 2001 through February 2002. In February 2002, after the expiration of generic Prozac's marketing exclusivity period, numerous competitors entered the market and the price declined in excess of 90%, resulting in $5.7 million in 2002 net revenues from the distribution of generic Prozac manufactured by other pharmaceutical companies.

         In 2002, net revenues of distributed products generated $101.0 million of gross profit with a gross margin of 18.9%, compared to $84.9 million of gross profit with a gross margin of 17.2% for 2001. When we participate in the distribution of generic products that face little or no competition, we will generally record higher sales revenues and lower gross margins. When such products encounter additional competition, we will generally record lower sales, as prices will decrease, but higher margins, as our ability to purchase such products at favorable prices will generally increase. The 2001 year included the high dollar volume net sales, but low gross margin distribution of generic Prozac, during its August 2001 through February 2002 180-day marketing exclusivity period.

ANDRX PRODUCT REVENUES

         GENERIC PRODUCTS

         For 2002, revenues from our generic products decreased by 7.1% to $183.9 million, compared to $197.9 million in 2001. For 2002 and 2001, net revenues from our generic products include sales of our generic versions of Cardizem CD, Dilacor XR, Ventolin metered dose inhalers and, commencing in 2002, net sales of our generic versions of Glucophage, K-Dur and Naprelan. The decrease in net sales of our generic products for 2002 compared to 2001 related to a significant decline in net sales of our generic version of Ventolin and a decline in net revenues of our generic version of Cardizem CD, partially offset by 2002 product launches. Net revenues of our generic version of Ventolin were $14.2 million during 2002, compared to $50.9 million in 2001, and the significant decrease began during the fourth quarter of 2001 and continued throughout 2002, as a result of a marked increase in competition. Our generic version of Cardizem CD continues to generate significant levels of net sales and gross profits and materially contributes to our overall current level of operating results. Net sales of our generic products in 2002 include a $721,000 allowance for a November 2002 voluntary recall of the 120mg Diltia XT capsules.

         In 2002, our generic products generated $37.8 million of gross profit with a gross margin of 20.6%, compared to $145.7 million of gross profit with a gross margin of 73.6% in 2001. Primary contributors to this decrease in gross profit and gross margins were the October 2002 district court determination that the generic version of Prilosec developed by us infringes certain patents owned by AstraZeneca and production and utilization issues. Accordingly, we recorded a charge of $41.0 million in 2002 to cost of goods sold to fully reserve pre-launch inventories of our generic version of Prilosec, as well as a $34.7 million charge related to production of currently marketed generic products and pre-launch inventories of our generic products, including Wellbutrin SR/Zyban. As a result of the expansion of manufacturing facilities in anticipation of new product launches, we recorded charges to cost of goods sold of approximately $4.9 million related to under-utilization and inefficiencies at our Davie, Florida manufacturing facilities, and $867,000 related to start-up costs for our Weston, Florida manufacturing facility, which we had intended to use for manufacturing, but which will now be for R&D and other non-manufacturing operations.

         BRAND PRODUCTS

         For 2002, revenues from our brand products decreased by 17.8% to $25.5 million from $31.1 million in 2001. Net sales of our brand products during 2002 include sales generated from Altocor, our first internally developed brand product, Entex (cough and cold), Histex (cough and cold) through June 28, 2002 when the product rights were sold, Anexsia (pain) product lines and Embrex (prenatal vitamins). The decrease in net sales in 2002, compared to 2001, was primarily the result of a lower level of net sales from the cough and cold product lines, and the absence of net sales from the Histex product line after its June 28, 2002 sale, offset by net sales from Anexsia, which we began marketing in the fourth quarter of 2001 and Altocor, which we began marketing in the third quarter of 2002. Net sales from the cough and cold product lines in 2002 were affected by, among other things, competition from generic introductions.

         In 2002, our brand products generated $12.3 million of gross profit with a gross margin of 48.1%, compared to $18.9 million of gross profit with a gross margin of 60.8% for 2001. As a result of our estimate of demand for our brand products and the obsolescence of certain products due to aging and reformulations caused by generic introductions, we provided inventory charges of approximately $1.8 million and $4.1 million through cost of goods sold in 2002 and 2001, respectively. Also included in brand cost of goods sold in 2002, is a charge of $3.0 million related to production failures. Cost of goods sold in 2002 and 2001 included royalties accrued on the net revenues generated from the Entex and Anexsia product lines, as well as amortization of the marketing rights Andrx acquired for the Histex, Embrex, Entex and Anexsia products, calculated on a straight-line basis. The decrease in the 2002 gross margin also includes the effect of a change in the brand product mix.

LICENSING AND ROYALTIES

         In 2002, we recorded $17.3 million in licensing and royalties revenue, compared to $13.6 million in 2001. Licensing and royalties revenue for 2002 includes $16.6 million of revenues from the agreement with KUDCo, whereby we and Genpharm relinquished our shared exclusivity rights and thereby accelerated KUDCo's ability to receive final FDA marketing approval for its 10mg and 20mg versions of generic Prilosec. Licensing and royalties revenues for 2001 primarily represented $13.0 million of fees from an agreement with Sandoz, which was terminated in October 2001. In connection with such termination, we reacquired from Sandoz the marketing rights for certain of our brand products under development.

OTHER REVENUES

         We recorded $9.6 million of other revenues in 2002, compared to $11.1 million in 2001. Other revenues for 2002 primarily represented revenues from the contract manufacture of albuterol metered dose inhalers by our Massachusetts facility and revenues generated by our Internet operations, primarily the POL web portal. We sold both our Massachusetts aerosol manufacturing operation and our POL web portal in 2003.

         During the fourth quarter of 2002, included in cost of goods sold of other revenues, we recorded a charge of $11.8 million related to an excess facilities lease, related leasehold improvements, excess aerosol product inventories, equipment and severance at our Massachusetts aerosol manufacturing operation. During 2002, we also recorded a $7.9 million charge to cost of goods sold related to excess capacity from the Massachusetts aerosol manufacturing operation.

SG&A

         SG&A expenses were $193.3 million, or 25.1% of total revenues for 2002, compared to $145.3 million, or 19.4% of total revenues for 2001. SG&A expenses included expenses related to the administration, marketing, selling and warehousing of distributed and Andrx products, the brand sales and marketing efforts, royalties to our former Co-Chairman and former Chief Scientific Officer related to sales of our generic version of Cardizem CD, as well as corporate overhead and legal costs, primarily patent infringement matters and antitrust related to our ANDA filings. The increase in SG&A expenses in 2002, compared to 2001, was due primarily to an increase in the brand sales and marketing costs, the expansion of the distribution business including the opening of our Ohio distribution center, increases in legal costs, insurance premiums, allowances for doubtful accounts receivable, and corporate overhead, offset by a decrease in Internet operating expenses. We had approximately 400 sales representatives at December 31, 2002. In the 2002 second quarter, we recorded a $4.0 million charge to the allowance for doubtful accounts receivable relating to the periods prior to January 1, 2002, and $1.4 million related to the first and second quarters of 2002, as we believed such charges were not material to any period affected. Operating expenses related to our Internet operations are classified as SG&A for all periods presented except cost of goods sold, and cost included in litigation settlement and other charges, which include goodwill, the write-off of computer software licenses and other intangible assets, allowance for possible loss on subleasing facilities, merger costs, agreement termination costs and an allowance for a note receivable.

R&D

         R&D expenses were $51.5 million, or 24.6% of Andrx product sales in 2002, compared to $52.8 million, or 23.1% of Andrx product sales in 2001. R&D expenses in 2002 and 2001 reflect our development and commercialization efforts in our generic (ANDA) and brand product (NDA) product development programs. During 2002, ANDAs were accepted by the FDA as filed for 11 products. Additionally, during 2002, we submitted an NDA to the FDA for an extended-release metformin, which was accepted as filed, and we initiated NDA clinical studies for use of Altocor at doses higher than those currently approved. In 2002 and 2001, brand R&D expenses included $3.0 million and $2.0 million, respectively, of milestones payable to Sandoz in connection with the October 2001 agreement, whereby we reacquired from Sandoz the marketing rights for certain Andrx brand products under development.

LITIGATION SETTLEMENTS AND OTHER CHARGES

         Beginning in August 1998, several putative, or self-appointed, class action lawsuits were filed against Andrx and Aventis arising from the stipulation entered into between Andrx and Aventis in connection with a patent infringement suit brought by Aventis with regard to its product, Cardizem CD. In anticipation of potentially reaching settlements with all plaintiffs in the related litigations, we recorded an estimated litigation settlements charge of $65.0 million in 2002. Such contingency became estimable in 2002 as a result of the mediation discussions among the various parties to the Cardizem CD antitrust litigation.

         During the fourth quarter of 2002, we recorded a charge of $7.8 million related to a write-off of goodwill and certain intangible assets for the physician's network and trademarks created during the Mediconsult acquisition. Such charges were the result of management's decision in the fourth quarter of 2002 not to commit additional resources to POL, an evaluation of the goodwill and intangible assets arising from the acquisition of Mediconsult and the subsequent integration of Internet operations into Andrx. As a result, we believed that the future benefits previously associated with this transaction no longer existed under our operating plan. We sold the POL web portal in December 2003.

         Litigation settlements and other charges were $14.8 million in 2001, comprised of $9.3 million associated with the write-off of the remaining net goodwill created in the Cybear reorganization, $2.0 million associated with the write-off of the remaining net goodwill created with the acquisition of Telegraph Consulting Corporation by our Cybear subsidiary in 1999, $1.7 million associated with the write-off of certain computer software licenses that we no longer intend to commercialize, and a $1.8 million allowance associated with the loss we expect to incur in subleasing all or portions of our facilities. As a result of changes in Cybear's business, subsequent to the Cybear reorganization and the Telegraph acquisition and other considerations, management evaluated the future benefits previously associated with the Cybear reorganization and Telegraph, and determined that goodwill no longer exists.

EQUITY IN EARNINGS OF JOINT VENTURES

         We recorded $3.7 million of equity in earnings of our unconsolidated joint ventures in 2002, compared to $1.0 million in 2001. For 2002 and 2001, equity in earnings of our joint ventures results from the net sales of the ANCIRC generic versions of Oruvail and Trental and the CARAN generic versions of Pepcid and Prozac, offset by the R&D expenses at CARAN.

INTEREST INCOME

         We recorded interest income of $5.4 million in 2002, compared to $11.4 million in 2001. The decrease in interest income is primarily the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained and lower interest rates on these investments during 2002, compared to 2001. We invest in taxable, tax-advantaged and tax-free investment grade securities.

INTEREST EXPENSE

         We incurred interest expense of $200,000 in 2002, primarily from financing charges on certain insurance policies. There was no interest expense for 2001.

GAIN ON SALE OF ASSETS

         On June 28, 2002, we sold the Histex cough and cold line of products. This transaction resulted in a pre-tax net gain of $5.1 million primarily from the extinguishment of liabilities.

INCOME TAXES

         For 2002, we recorded an income tax benefit of $60.8 million, or 39.8% of loss before income taxes. Such tax benefit for 2002 included the reversal of a $7.2 million valuation allowance on deferred income tax assets relating to certain net operating loss carryforwards. For 2001, we provided $31.4 million for income taxes or 45.5% of income before income taxes. For 2001, we provided for income taxes in excess of the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes, amortization and write-offs of non-deductible goodwill and intangible assets that are not deductible for tax purposes. In connection with the Cybear reorganization, we changed our method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. Applying the pro rata method for the period from January 1, 2002 through May 7, 2002, and the year ended December 31, 2001 would have resulted in an income tax benefit allocation from Andrx to its Cybear subsidiary of approximately $2.0 million and $7.6 million, respectively.

WEIGHTED AVERAGE SHARES OUTSTANDING

         The basic and diluted weighted average shares of Andrx common stock outstanding was 70.9 million in 2002, compared to 70.0 million and 72.2 million, respectively, in 2001. For 2002, all potential common stock equivalents and the unamortized restricted stock unit grants were excluded from the diluted share computation, as we reported a net loss and, accordingly, such items were anti-dilutive. The increase in the basic weighted average number of shares of Andrx common stock outstanding in 2002, compared to 2001, was attributable to exercises of stock options and issuances of shares under our employee stock purchase plan, which commenced on January 1, 2002, and approximately 65,000 shares of Andrx common stock issued in connection with the conversion of Cybear common stock to Andrx common stock on May 17, 2002. All share and per share amounts of Andrx common stock give effect to the May 1999 and March 2000 two-for-one stock splits of Andrx common stock effected in the form of 100% stock dividends.

         The basic and diluted weighted average shares of Cybear common stock outstanding were 6.7 million for the period from January 1, 2002 to May 17, 2002 (at which date such shares were converted into Andrx common stock), and 5.8 million for 2001. All common stock equivalents were excluded from the diluted share computation as Cybear was allocated a net loss, and accordingly, such stock equivalents were anti-dilutive. After May 17, 2002, no Cybear common stock was outstanding as a result of its conversion to Andrx common stock. For 2001, Cybear common stock includes the 2.9 million shares issued in conjunction with the acquisition of Mediconsult. The basic and diluted weighted average shares of Cybear common stock included herein give effect to the July 2001 one-for-four reverse stock split of Cybear common stock.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, we had $205.1 million in cash, cash equivalents and investments available-for-sale, and $354.8 million of working capital.

OPERATING ACTIVITIES

         In 2003, net cash provided by operating activities was $143.2 million, compared to net cash used in operating activities of $44.0 million in 2002, and net cash provided by operating activities of $27.6 million in 2001.

         In 2003, net cash provided by operating activities of $143.2 million includes net income of $48.2 million, increases in accounts payable and accrued and other liabilities of $68.0 million, offset by increases in accounts receivable of $15.6 million, inventories of $72.3 million, prepaid and other assets of $6.2 million. In addition, 2003 also includes an income tax refund of $51.7 million, deferred income tax provision of $30.0 million, depreciation and amortization of $29.1 million, a provision for doubtful accounts receivable of $4.3 million, other non-cash impairment charges related to our Internet and Massachusetts aerosol manufacturing operations and machinery and equipment write-offs in Florida of $12.1 million, income tax benefits on exercises of stock options of $3.1 million and amortization expense of restricted stock units of $1.5 million, offset by a gain on the sale of assets of $5.6 million and equity in earnings of joint ventures of $5.1 million. The increases in accounts receivable, inventories and accounts payable and accrued expenses were primarily related to the launch of generic Glucotrol XL, purchased from Pfizer. Our levels of inventories and accounts payable and accrued expenses are influenced by purchasing opportunities in our distribution business.

         In 2002, net cash used in operating activities of $44.0 million included a net loss of $91.8 million, increases in accounts receivable of $13.2 million and prepaid and other assets of $4.0 million, offset by a decrease in inventories of $11.6 million, increases in accounts payable and accrued and other liabilities of $28.3 million. In addition, 2002 also included a gain on the sale of Histex product line of $5.1 million, equity in earnings of joint ventures of $3.7 million and deferred income tax benefit of $25.8 million, income taxes paid of $838,000 offset by depreciation and amortization of $22.1 million, a provision for doubtful accounts receivable of $13.2 million, other non-cash impairment charges related to our Internet and aerosol operations of $19.6 million, income tax benefits on exercises of stock options of $5.4 million and amortization expense of restricted stock units of $295,000.

         In 2001, net cash provided by operating activities of $27.6 million included net income of $37.5 million, income tax benefits on exercises of stock options of $18.4 million, an increase in accounts payable and accrued and other liabilities of $21.9 million, and a decrease in prepaid and other assets of $6.2 million, offset by increases in accounts receivable of $35.0 million, inventories of $41.0 million, and income taxes paid of $9.5 million. In addition, 2001 also included depreciation and amortization of $22.0 million, a provision for doubtful accounts receivable of $1.4 million, and $14.8 million of other non-cash impairment charges related to our

Internet and aerosol manufacturing operations, offset by equity in earnings of joint ventures of $1.0 million and a deferred income tax benefit of $8.0 million.

INVESTING ACTIVITIES

         Net cash used in investing activities was $72.2 million in 2003, compared to net cash provided by investing activities of $11.1 million in 2002, and net cash used in investing activities of $90.0 million in 2001.

         In 2003, net cash used in investing activities of $72.2 million consisted of $39.5 million in purchases of property, plant and equipment, $33.2 million in purchases of investments available-for-sale, and $10.1 million in acquisition of brand product rights, offset by $5.9 million in proceeds from the sale of assets and $4.6 million in proceeds from distributions of joint ventures. Our purchases of property, plant and equipment are primarily from capital investments in our manufacturing and R&D facilities in Florida and the renovation of our North Carolina manufacturing facility. We anticipate significant capital expenditures in 2004 for facilities, machinery and equipment related to our North Carolina and Florida manufacturing facilities.

         In 2002, net cash provided by investing activities of $11.1 million consisted of $121.0 million in maturities of investments available for sale, $1.6 million in proceeds from the sale of Histex product line and $949,000 in proceeds from distributions of joint ventures, offset by $112.3 million in purchases of property, plant and equipment and $100,000 for the acquisition of brand product rights

         In 2001, net cash used in investing activities of $90.0 million consisted of: $75.1 million in purchases of property and equipment; $16.9 million in the acquisition of brand product rights; $14.8 million in the acquisition of CTEX, net of cash acquired; $18.2 million in the acquisition of certain assets of Massachusetts aerosol manufacturing operation; and $3.2 million in advances to and transaction costs associated with the Mediconsult acquisition; offset by $38.3 million in maturities of investments available for sale.

FINANCING ACTIVITIES

         Net cash provided by financing activities was $3.8 million in 2003, $6.0 million in 2002 and $9.1 million in 2001.

         In 2003, net cash provided by financing activities of $3.8 million consisted of $3.4 million in proceeds from issuances of shares of Andrx common stock from exercises of Andrx stock options, $1.2 million in proceeds from issuances of shares of Andrx common stock under the employee stock purchase plan, which commenced on January 1, 2002, offset by $843,000 in principal payments on capital lease obligations.

         In 2002, net cash provided by financing activities of $6.0 million consisted of $4.3 million in proceeds from issuances of shares of Andrx common stock from exercises of Andrx stock options, $1.9 million in proceeds from issuances of shares of Andrx common stock under the employee stock purchase plan, which commenced on January 1, 2002, offset by $146,000 in principal payments on capital lease obligations.

         In 2001, net cash provided by financing activities consisted of $9.1 million in proceeds from issuance of shares of Andrx common stock from exercises of Andrx stock options.

         On December 30, 2002, we entered into a four-year secured revolving line of credit facility, for up to an aggregate amount of $185.0 million, none of which was outstanding at December 31, 2003. Borrowings available under the credit facility are limited to defined values of eligible accounts receivable, inventories, property, plant and equipment and reasonable reserves established by the lenders. Interest accrues on the average outstanding principal balance under the credit facility and a fee accrues on the unused portion of the credit facility. Andrx and its subsidiaries granted the lenders a first priority security interest in substantially all of their respective assets, including accounts receivable, inventories, deposit accounts, property, plant and equipment and general intangibles, and real estate owned at the date of the credit facility. The credit facility contains certain financial covenants and we are currently in compliance with all the required covenants. However, the borrowing base limits our borrowing availability to approximately $172 million as of December 31, 2003. We are considering amending the terms of or replacing the credit facility to more appropriately serve our liquidity needs.

         We anticipate that our cash requirements will continue to increase due to the completion of construction of our R&D and manufacturing facilities, including the acquisition of related equipment, at our Florida and North Carolina facilities. In 2004, we expect to incur approximately $100 million in capital expenditures, which we intend to pay for with cash generated from our operations. We will periodically review our level of capital expenditure spending based on our level of profitability and cash flow. Additionally, we will pay a $25 million milestone to Pfizer upon FDA approval of their Cardura XL NDA provided certain minimum labeling requirements are met. In that event, we will purchase approximately $21 million of Cardura XL from Pfizer during the following 12 months. Absent an acquisition or other presently unforeseen circumstances, we anticipate that our existing capital resources will be sufficient to enable us to maintain our operations for the foreseeable future without drawing on our credit facility.

OUTLOOK

         As noted elsewhere in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, investors are cautioned that all forward-looking statements involve risk and uncertainties, including those identified elsewhere in this report under RISK FACTORS. Accordingly, investors are cautioned not to place reliance on those forward-looking statements, including those made in this OUTLOOK section of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ANDRX GENERIC PRODUCTS

         The generic pharmaceutical industry is highly competitive and selling prices are often subject to significant and rapid declines from competition among existing or new generic products entering the market. In our sales efforts for our generic products, we compete with domestic and international companies and generic divisions of large brand pharmaceutical companies. Many of these competitors offer a wider variety of generic products to their customers. As patents and other bases for market exclusivity expire, generic competitors enter the marketplace, possibly including the brand product sold as an authorized generic. As the number of generic competitors increase and they compete for market share, a unit price decline generally results. The timing of these price decreases is difficult to predict and can result in significantly curtailed profitability for a generic product. Revenues and gross profits from our generic products may also be affected by competition involving the corresponding brand product, including the introduction and promotion of alternative brand or OTC versions of such products. We anticipate that our net revenues and gross profit will be significantly affected by sales of our generic version of Cardizem CD, and to a lesser extent, by sales of our generic OTC version of Claritin-D 24, generic Tiazac and generic Glucotrol XL, purchased from Pfizer.

         We believe that our controlled-release products may face more modest competition than other generic products due to the limited number of competitors having the scientific expertise, legal expertise and financial resources necessary to develop these products and bring them to market. We also believe that, for various reasons, our generic niche products may also face less competition than most generic products. These competitive barriers, combined with the synergistic value derived from our pharmaceutical distribution operations, may better position Andrx to compete in the highly competitive, generic product marketplace.

         Currently, our overall level of profitability remains dependent, to a great extent, on a relatively small number of products and our ability to successfully manufacture sufficient quantities of these products on a timely basis. If these products, and particularly our generic version of Cardizem CD, and to a lesser extent, Tiazac, were to experience increased competition, the resulting price reductions and/or reduced market share would significantly adversely affect these products' contribution to our results of operations and our operating results. Publicly available information indicates that competition for our generic versions of Cardizem CD and Tiazac could occur by mid-2004 if not sooner. Sales of our generic products may also decrease as a result of the occurrence of the matters set forth in the "RISK FACTORS" section of this report. Under our arrangement with Perrigo, we will share the net profits as defined derived from the manufacture of our generic versions of Claritin-D 12, Claritin-D 24 and Claritin RediTabs products and Perrigo's marketing and sale of those products as "store brand" OTC products. Perrigo commenced sales of our OTC generic version of Claritin-D 24 in June 2003, and our generic OTC version of Claritin RediTabs in January 2004. Our OTC generic version of Claritin-D 12 was approved in January 2004 and we hope to place Perrigo in a position to launch this product in 2004 subject to our manufacturing capacities. Future revenues and profits with respect to these products will be dependent upon a number of factors, including our manufacturing capacity, market competition for the OTC Claritin products, the introduction of additional OTC generic Claritin products, particularly store brand products, as well as other factors.

         We are continuing to work towards resolving the FDA and USP issues affecting ANDAs for our generic versions of Wellbutrin SR/Zyban. In July 2003, we entered into an Exclusivity Agreement with Impax and a subsidiary of Teva pertaining to the pending ANDAs for generic versions of Wellbutrin SR/Zyban. Though the agreement originally extended to both the 100mg and 150mg strengths of Wellbutrin SR/Zyban, we have since learned that we did not enjoy a marketing exclusivity period for the 100mg strength, as we were not the first to file an ANDA for that strength. Consequently, we will not share in any of the profits from the sale of Impax's 100mg strength of this product, which was approved for sale in January 2004. The Exclusivity Agreement provides, among other things, that we will continue to seek to launch our own versions of Wellbutrin SR/Zyban. If we are unable to do so within a defined period of time, and Impax is able to market its ANDA products, we will enable Impax to launch the Impax products through Teva. Impax and Teva will then share certain payments with us relating to the sale of the Impax products for a 180-day period. Should we launch our own products prior to the launch of the Impax products, we will share with Impax and Teva certain payments relating to the sale of our products for a 180-day period. At this time, our product has not been approved by the FDA and we do not have any lower court decision on whether our product infringes the brand product's patents, and the Impax product has been tentatively approved by the FDA and the appellate court has determined that Impax's product does not infringe the brand product's patents. Though we cannot at this time predict or advise whether or when the FDA and USP issues and litigation involving our ANDAs will be satisfactorily resolved and whether or when our or Impax's products will be introduced, we anticipate that we will be able to commercialize the value of our ANDAs and that generic versions of these products will become available to consumers.

         Pursuant to our September 2003 agreements with Pfizer and Alza, which resolved patent infringement litigation involving our ANDAs for the 2.5mg, 5mg and 10mg strengths of Glucotrol XL (extended-release glipizide), we received the right to either market Pfizer's Glucotrol XL product (or any strength thereof) as a generic or our own ANDA product(s), in exchange for a royalty. We launched all three strengths of Glucotrol XL, supplied by Pfizer, during the fourth quarter of 2003. As we will pay less of a royalty to Pfizer and Alza from the sale of our own ANDA product than the product we acquire from Pfizer, we are working towards FDA approval to give us the ability to launch our ANDA products in the future.

         We are planning to launch our generic versions of Ortho Tri-Cyclen (tentatively approved by FDA) and Ortho Cyclen-28 (which has been approved by the FDA), through Teva in 2004. Our other ANDAs at the FDA for oral contraceptive products include, but are not limited to, generic versions of OrthoNovum 1-35 and OrthoNovum 7/7/7. Though limited in number, our currently filed or approved ANDAs are for products that currently generate approximately 50% of total oral contraceptive prescriptions.

         We also have other undisclosed products that we anticipate launching in 2004.

         Future growth in the generic products business will be generated from the launch of new products. We continue to invest in R&D and currently have approximately 30 ANDAs pending at the FDA. However, the launch of our generic product candidates is dependent upon a number of factors, both within and outside our control. Factors outside our control include new Orange Book patent listings and related patent infringement litigation and the expiration of others' exclusivity rights, which affect the timing of our receipt of FDA marketing approval, and the timing and outcome of our patent litigation. The revenues and gross profits to be generated by these new products will also be affected by the amount of generic competition they encounter, once launched, particularly after the expiration of any 180-day exclusivity period that we might have, either alone or on a shared basis and whether there is an "authorized generic." We have made, are in the process of making or will make commercial quantities of certain new products prior to the date on which we anticipate that such products will receive FDA final marketing approval and/or satisfactory resolution of any patent infringement litigation involving such products. The commercial production of these products involves the risk that such product(s) may not be successfully scaled-up or approved for marketing by the FDA on a timely basis or ever and/or that the outcome of such litigation may not be satisfactory. When an exclusivity period is involved, this is a particularly difficult determination. The risks notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products (or, in the case of Wellbutrin SR/Zyban, extend funding for Impax's preparation for the launch of its generic version of Wellbutrin SR/Zyban) that have not yet received final FDA marketing approval or for which patent infringement litigation may be pending, when we believe that such action is appropriate in relation to the commercial value of the product launch opportunity.

DISTRIBUTED PRODUCTS

         Our pharmaceutical distribution operations have a history of consistent, quarterly sequential growth as a result of, among other things, introduction of generic products manufactured predominantly by others, but also by us and our continued penetration of the market servicing independent pharmacies, pharmacy chains, pharmacy buying groups and physicians' offices.

         Our growth is affected, in large part, by our participation in the launch of new generic products by other generic manufacturers, and the advent and extent of competition encountered by these products, and the other products we distributed. According to published data, there are numerous brand products having substantial annual sales expected to be launched as new generic products in the next few years. Sales prices for generic products typically decline with the onset of competition from new generic manufacturers particularly after such products were sold during an initial marketing exclusivity period. Consequently, growth in revenues will continue to be primarily a function of new generic products launched by other generic manufacturers, offset by the overall level of net price declines on existing distributed products. Nevertheless, we believe our distribution operations will continue to grow at a rate generally consistent with the growth of the overall generic industry. Our pharmaceutical distribution operations compete with a number of large wholesalers that market, among other things, both brand and generic pharmaceutical products to their customers and may therefore offer broader marketing programs. We also compete with other pharmaceutical distributors. Though the distribution of pharmaceutical products is historically a relatively low gross margin industry, we believe that consolidation among wholesalers (who already had far greater financial and other resources than Andrx), the growing role of managed care organizations, the formation of buying groups and competition between distributors could result in further pressure on margins.

         Our distribution operations play a significant role in the sale of our current generic products and, we believe, will continue to play a significant role in our new product launches. For external reporting purposes, this segment's financial results do not include its participation in the distribution of our generic products. Such revenues are classified as Andrx product sales in our Consolidated Statements of Income.

ANDRX BRAND PRODUCTS

         With Altocor's launch in the third quarter of 2002, we entered a highly competitive market against brand pharmaceutical manufacturers having significantly larger and more experienced sales forces and significantly greater financial resources dedicated to advertising and promotion. We anticipate that until a profitable sales level of prescriptions is achieved (currently from Altocor, our primary brand product), brand revenues and consequently gross profits will not be sufficient for our brand operations to achieve profitability during 2004. Overall prescription levels for Altocor for January 2004 were lower than those of December 2003. Until a profitable sales level is achieved, whether through increased prescriptions or revenues from additional brand products, the costs of our brand operations will exceed our gross profit from brand products.

         In October 2003, we received an approvable letter from the FDA for the 500mg and 1000mg strengths of Fortamet (extended-release metformin), our second internally developed brand product. Though our Fortamet NDA used immediate-release Glucophage as its reference listed drug, FDA recently advised us that we must make a patent certification with respect to the Orange Book patents listed for Glucophage XR. Accordingly, the timing of the FDA's approval of Fortamet depends upon whether the NDA holder initiates patent infringement litigation within the 45-day period following its receipt of our patent notice, among other things. We believe our product does not infringe such patents and note that the NDA holder did not initiate patent infringement litigation against the many ANDAs, including our own, filed for Glucophage XR. If litigation is not commenced, we plan to launch this product in 2004.

         In November 2003, we acquired the right to market Cardura XL for five years for $35 million, provided the FDA grants approval for the product in 2004 with certain agreed upon minimum labeling requirements, and agreed to annually provide a minimum number of physician details and to purchase approximately $150 million of Cardura XL in the first three years following FDA approval of the product. We have paid Pfizer $10 million to date, which is refundable under certain circumstances, and we will pay Pfizer an additional $25 million if the FDA approves the product in 2004 with agreed upon minimum labeling requirements. We anticipate that the FDA will approve Pfizer's Cardura XL product in mid to late 2004.

         We are continuing to pursue opportunities that will leverage or otherwise optimize our brand sales force, including the possible launch of Fortamet and Pfizer's Cardura XL product. We will also from time to time evaluate or seek to enter collaborative arrangements with other pharmaceutical companies that can increase revenues, reduce the costs associated with our brand operations or otherwise use our controlled-release technologies or our sales force to gain mutual benefits, such as acquiring or licensing additional brand products for our sales force to promote or co-promote or using contract sales arrangements with respect to the products we are marketing. In connection with these efforts, and the levels of profit or loss that we anticipate we will generate, we will continue to assess the size of our brand sales force and the other costs of our brand operations.

         Net revenues of our other brand products are recognized to the extent we estimate shipments to customers are being pulled through the distribution channel. These other brand products are generally not protected by patents and net sales of our other brand products can be adversely affected by generic introductions, as well as seasonality (for cough and cold brand products) and the dedication of the sales force's efforts to Altocor and other products.

         In November 2003, we launched reformulations of two Entex products affected by generic competition. We anticipate that these reformulated products will increase the revenues generated by our Entex line of products in the first quarter of 2004, compared to the first quarter of 2003. As a result of the October 17, 2003, draft FDA compliance policy guide with respect to pharmaceutical products presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, such as our Entex line of products, we will continue to periodically assess the unamortized portion of our Entex product rights and Entex inventories ($11.0 million and $396,000, respectively, as of December 31, 2003.

         LICENSING AND ROYALTIES

         Pursuant to our KUDCo agreement, the licensing rate earned by Andrx was reduced in February 2004 from 9% to 6.25%, as a result of the December 2003 appellate court decision that Andrx's generic version of Prilosec infringed patents issued to AstraZeneca. We are entitled to the 6.25% licensing rate for 24 months. We expect our licensing revenues from our KUDCo agreement will decrease significantly in future periods due to the decrease in the licensing rate due to us, as well as anticipated additional competition in the generic Prilosec marketplace.

         We may obtain revenues from our Exclusivity Agreement with Impax and a subsidiary of Teva in 2004, in the event that we enable Impax to launch the 150mg strength of generic Wellbutrin SR/Zyban through Teva. The revenues would be for a 180-day period. The amount and timing is dependent upon a variety of factors.

         OTHER REVENUES

         Given the sale in October 2003 of our Massachusetts aerosol manufacturing operation and the sale in December 2003 of our POL web portal, we will not have further revenues with respect to those assets. In 2003, we recorded $7.5 million of other revenues of which, $3.8 million was from contract manufacturing services at our Massachusetts aerosol manufacturing operation and $2.5 million was generated from our agreement with Aventis, relating to our POL web portal.

         COST OF GOODS SOLD

         We continue to make improvements in the efficiency of our manufacturing operations in order to meet the market demand for our current and anticipated products. These improvements include: (i) optimizing our processes and reducing equipment failures and thereby reducing product rejections; (ii) hiring additional experienced manufacturing operations personnel, and reducing the turnover of manufacturing operations personnel; (iii) assuring compliance with FDA's current Good Manufacturing Practices regulations (cGMP); (iv) increasing personnel training, accountability, development and expertise; (v) implementing a more fully integrated use of our operating systems, in anticipation of our migration to a JD Edwards Enterprise Resource Planning (ERP) system; (vi) evaluating the commercial viability of producing certain products that we anticipate will generate a relatively small amount of profit compared to the utilization of resources in order to allow us to optimize our output and maximize our profitability; (vii) transferring production (or portions thereof) for certain products to third parties; and (viii) renovating and acquiring additional facilities to increase or optimize production. Because we manufacture products that employ a variety of technology platforms, certain of our manufacturing capabilities may at times be over-utilized, while others may be under-utilized.

         As a result of all of the foregoing factors, we may at times have difficulty fulfilling all of the market demand for our products and having pre-launch quantities of our product candidates available when we obtain FDA approval to market our products. Until all of our efforts come to fruition, we will continue to incur costs related to inefficiencies at and under-utilization of our manufacturing facilities. We will also incur additional charges directly to cost of goods sold in the manufacture of our products and product commercialization activities.

         SG&A EXPENSES

         Our SG&A expenses are related to the level of sales and the sales product mix, which includes distributed products, our generic products and our brand products. SG&A expenses related to our distribution business are primarily variable in nature, and increase or decrease with our distribution revenues. SG&A expenses related to our generics business are relatively flat and do not vary significantly with the level of generic revenues. SG&A expenses related to our brand business increase or decrease as a result of our sales and marketing efforts. We anticipate that our SG&A expenses will continue to increase in 2004, primarily as a result of the increases in distribution revenues, promotional expenses related to the brand products we hope to launch, as well as corporate overhead. We currently maintain a brand sales force of approximately 250 sales representatives. We will periodically review and adjust the number of sales representatives we maintain based on the needs of our business and our products, which may include the launch of our Fortamet and Pfizer's Cardura XL product. Brand product promotional expenses, which are expensed as incurred, will be periodically evaluated throughout 2004.

         R&D EXPENSES

         We anticipate that R&D expenses for 2004 will increase to approximately $55 million from approximately $52.2 million for 2003, and will focus primarily on generic product R&D. R&D expenses will be periodically evaluated throughout 2004 following consideration of, among other things, our level of profitability.

         INCOME TAXES

         We believe our combined federal and state effective tax rate for 2004 will be approximately 38%.

         EARNINGS GUIDANCE

         Our policy is not to provide specific earnings projections or guidance, and not to comment on research analyst reports, including earnings estimates or consensus. Through public disclosures such as our press releases and periodic SEC reports, including this Form 10-K, we attempt to provide sufficient disclosure of both our current status and future prospects, using the Safe Harbor provision for forward-looking statements prescribed in the Private Securities Litigation Reform Act of 1995, to allow the investment community to properly evaluate us and our prospects for performance. There can be no assurance that research analysts in using publicly available information will generate research reports or earnings estimates consistent with our actual internal plan or that such estimates will not vary significantly from analyst to analyst. Accordingly, even if we execute our own plans, our actual performance may be substantially different than what is reflected in any individual research analyst's reports or earnings estimate or the consensus of such estimates.

         We are evaluating whether to issue our earnings press release simultaneously with the filing of our Form 10-Q in future periods.

RECENT ACCOUNTING PRONOUNCEMENTS

         COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The provisions of this pronouncement require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Tasks Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)", which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 require that the initial measurement of a liability be at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of the provisions of SFAS No. 146 had no significant impact on our consolidated financial statements.

         ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation and to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB No. 25, "Accounting for Stock Issued to Employees." The disclosure requirements of SFAS No. 148 are included herein. We currently intend to continue to account for employee stock-based compensation in accordance with APB No. 25.

        We account for our stock-based compensation plans under the recognition and measurement principles of APB No. 25 and related interpretations. Options granted under those plans are to employees or members of the Board of Directors with an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no stock-based employee compensation expense is reflected in the Consolidated Statements of Income. For restricted stock unit grants, the fair value on the date of the grant is fixed and is amortized on a straight-line basis over the related period of service and such amortization expense is included in SG&A.

         VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), which is intended to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In December 2003, the FASB issued a revision to FIN No. 46, which partially delayed its effective date for public companies until the period ending after March 15, 2004, but permitted earlier adoption for some or all of their investments. FIN No. 46 requires a company to consolidate variable interest entities ("VIEs"), if that Company has a variable interest (or combination of variable interest) that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns or both. The company that is required to consolidated the VIE is the primary beneficiary. The adoption of FIN No. 46 for provisions effective during 2003 did not have an impact on the Company's consolidated financial statements, since the Company does not have any VIEs. The Company expects that the adoption of the provisions effective for the period ending after March 15, 2004, will also not have an impact on the Company's consolidated financial statements.

         AMENDMENT OF SFAS NO. 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The provisions of SFAS No. 149 amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, except under certain circumstances as contained in SFAS No. 149. Adoption of the provisions of SFAS No. 149 had no effect on our consolidated financial statements, since we do not have any derivative financial instruments and do not engage in hedging activities.

         ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). The provisions of SFAS No. 150 establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities and certain other specific deferrals. Adoption of the provisions of SFAS No. 150 had no effect on our consolidated financial statements, since we do not have any financial instruments with characteristics of both liabilities and equity.

         REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES

         In May 2003, the EITF finalized EITF 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This pronouncement addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This pronouncement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of the provisions of EITF 00-21 did not have a significant effect on our consolidated financial statements.

         REVENUE RECOGNITION

         In December 2003, the SEC published Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." This SAB updates portions of the SEC staff's interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB's EITF on various revenue recognition topics, including EITF 00-21. SAB 104 also incorporates into the SAB Codification certain sections of the SEC staff's "Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers" ("FAQ"). To the extent not incorporated into the SAB codification, the SEC staff's FAQ on SAB 101 (Topic 13) has been rescinded. Adoption of the provisions of SAB 104 did not have a significant effect on our consolidated financial statements.


LITIGATION

See Item 1 - "PATENT INFRINGEMENT LITIGATION" and Item 3 - "LEGAL PROCEEDINGS".

--------------------------------------------------------------------------------
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
================================================================================

         We invest cash balances in excess of operating requirements in cash equivalents and short-term marketable securities, generally money market funds, corporate debt and government securities with an average maturity of less than one year. Our investments are investment-grade securities and deposits are with investment-grade financial institutions. All marketable securities are considered available-for-sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. Our marketable securities are subject to interest rate risk and will decrease in value if market interest rates increase. However, because of the short-term nature of the marketable securities, we do not believe that interest rate fluctuations would materially impair the principal amount of our investments. We believe that the realization of losses due to a change in interest rates is unlikely as we expect to hold our investments to maturity.

         During the year ended December 31, 2003, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.

         Borrowings under our revolving credit facility are also interest rate sensitive, because the applicable rate varies with changes in the prime rate of lending or the average Eurodollar rate. We had no debt outstanding at December 31, 2003. If we incur indebtedness under our credit facility in the future, we cannot assure you that interest rate fluctuations will not harm our business.

         We do not use derivative financial instruments in our investment portfolio. We have operated primarily in the United States. Accordingly, we do not have any material exposure to foreign currency rate fluctuations.

--------------------------------------------------------------------------------
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
================================================================================



ANDRX CORPORATION AND SUBSIDIARIES                                    PAGES
                                                                     --------

Report of Independent Certified Public Accountants                      84

Consolidated Balance Sheets as of December 31, 2003 and 2002            85

Consolidated Statements of Income                                       86
   for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders' Equity                         87
   for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows                                 88-89
   for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements                            90-141

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Stockholders and the Board of Directors of Andrx Corporation:

         We have audited the accompanying consolidated balance sheets of Andrx Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrx Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 2, in 2002, the Company changed the composition of its reportable segments and, as required by the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", the Company changed its method of accounting for goodwill.

                                                      /s/ ERNST & YOUNG LLP

Fort Lauderdale, Florida,
February 25, 2004

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                                                  December 31,
                                                                                      -----------------------------------
                                                                                          2003                  2002
                                                                                      ------------           ------------
ASSETS
Current assets
   Cash and cash equivalents                                                          $    110,248           $     35,521
   Investments available-for-sale, at market value                                          94,875                 61,873
   Accounts receivable, net of allowance for doubtful accounts of $7,734 and
        $15,495 at December 31, 2003 and 2002, respectively                                138,849                127,698
   Inventories                                                                             209,910                140,625
   Income taxes receivable                                                                      --                 33,710
   Deferred income tax assets, net                                                          65,153                 68,148
   Prepaid and other current assets                                                         29,790                 32,360
                                                                                      ------------           ------------
          Total current assets                                                             648,825                499,935
Property, plant and equipment, net                                                         239,173                227,864
Goodwill                                                                                    33,981                 33,981
Other intangible assets, net                                                                13,721                 15,604
Other assets                                                                                22,746                 12,095
                                                                                      ------------           ------------
          Total assets                                                                $    958,446           $    789,479
                                                                                      ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                   $    149,762           $     80,671
   Accrued expenses and other liabilities                                                  144,241                127,416
                                                                                      ------------           ------------
          Total current liabilities                                                        294,003                208,087
Deferred income tax liabilities                                                             28,933                 12,590
Obligations under capital leases and other obligations                                      12,609                  3,095
                                                                                      ------------           ------------
          Total liabilities                                                                335,545                223,772
                                                                                      ------------           ------------

Commitments and contingencies

Stockholders' equity
   Convertible preferred stock; $0.001 par value, 1,000,000 shares
         authorized; none issued and outstanding                                                --                     --
   Common stocks:
         Andrx Group common stock; $0.001 par value, 100,000,000 shares authorized; issued and outstanding 72,331,600 shares and
               71,501,200 shares at December 31, 2003 and 2002, respectively                    72                     72
         Cybear Group common stock; $0.001 par value, 50,000,000
               shares authorized; none issued and outstanding                                   --                     --
   Additional paid-in capital                                                              498,366                487,928
   Restricted stock units, net                                                              (7,761)                (6,525)
   Retained earnings                                                                       132,215                 84,038
   Accumulated other comprehensive income, net of income taxes                                   9                    194
                                                                                      ------------           ------------
          Total stockholders' equity                                                       622,901                565,707
                                                                                      ------------           ------------

          Total liabilities and stockholders' equity                                  $    958,446           $    789,479
                                                                                      ============           ============



   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)



                                                                                  Years Ended December 31,
                                                                  ----------------------------------------------------------
                                                                      2003                   2002                  2001
                                                                  ------------           ------------           ------------
Revenues
   Distributed products                                           $    657,098           $    534,618           $    495,241
   Andrx products                                                      301,652                209,407                229,003
   Licensing and royalties                                              80,080                 17,340                 13,648
   Other                                                                 7,508                  9,615                 11,149
                                                                  ------------           ------------           ------------
Total revenues                                                       1,046,338                770,980                749,041
                                                                  ------------           ------------           ------------

Operating expenses
   Cost of goods sold                                                  700,401                620,069                479,595
   Selling, general and administrative                                 217,085                193,253                145,321
   Research and development                                             52,235                 51,479                 52,846
   Litigation settlements and other charges                              8,750                 72,833                 14,759
                                                                  ------------           ------------           ------------
Total operating expenses                                               978,471                937,634                692,521
                                                                  ------------           ------------           ------------

Income (loss) from operations                                           67,867               (166,654)                56,520
Other income (expense)
   Equity in earnings of joint ventures                                  5,135                  3,697                  1,025
   Interest income                                                       2,242                  5,420                 11,386
   Interest expense                                                     (2,641)                  (200)                    --
   Gain on sale of assets                                                5,605                  5,094                     --
                                                                  ------------           ------------           ------------
Income (loss) before income taxes                                       78,208               (152,643)                68,931
Provision (benefit) for income taxes                                    30,031                (60,826)                31,385
                                                                  ------------           ------------           ------------

Net income (loss)                                                 $     48,177           $    (91,817)          $     37,546
                                                                  ============           ============           ============

EARNINGS (LOSS) PER SHARE

ANDRX GROUP COMMON STOCK:

Net income (loss) allocated to Andrx Group
  (including Cybear Group commencing May 18, 2002)                $     48,177           $    (85,873)          $     72,862
Premium on conversion of Cybear Group common stock                          --                   (526)                    --
                                                                  ------------           ------------           ------------
Total net income (loss) allocated to Andrx Group                  $     48,177           $    (86,399)          $     72,862
                                                                  ============           ============           ============

Net income (loss) per share of Andrx Group common stock:
   Basic                                                          $       0.67           $      (1.22)          $       1.04
                                                                  ============           ============           ============
   Diluted                                                        $       0.66           $      (1.22)          $       1.01
                                                                  ============           ============           ============

Weighted average shares of Andrx Group common
 stock outstanding:
   Basic                                                            71,892,000             70,876,000             69,998,000
                                                                  ============           ============           ============
   Diluted                                                          72,655,000             70,876,000             72,243,000
                                                                  ============           ============           ============

CYBEAR GROUP COMMON STOCK:

Net loss allocated to Cybear Group
  (through May 17, 2002)                                                                 $     (5,944)          $    (35,316)
Premium on conversion of Cybear Group common stock                                                526                     --
                                                                                         ------------           ------------
Total net loss allocated to Cybear Group                                                 $     (5,418)          $    (35,316)
                                                                                         ============           ============

Basic and diluted net loss per share of Cybear
  Group common stock                                                                     $      (0.80)          $      (6.09)
                                                                                         ============           ============

Basic and diluted weighted average shares of
  Cybear Group common stock outstanding                                                     6,743,000              5,802,000
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

                       ANDRX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except for share amounts)



                                                 Common Stocks                                             Additional
                                ----------------------------------------                                     Other
                                     Andrx Group       Cybear Group       Additional Resticted               Compre-    Compre-
                                -------------------  -------------------   Paid-in     Stock      Retained   hensive    hensive
                                  Shares     Amount    Shares     Amount   Capital   Units, Net   Earnings   Income  Income (Loss)
                                ----------   ------  ----------   ------   --------  ----------   --------   ------  ------------
Balance, December 31, 2000      69,311,200    $69     3,801,000    $  4    $420,685    $    --    $138,835    $ 204

Shares of Andrx common
  stock issued in
  connection with
  CTEX Pharmaceuticals,
  Inc. acquisition                 291,400     --            --      --      18,166         --          --       --

Shares of Andrx common
  stock issued in
  connection with
  exercises of stock
  options                          881,000      1            --      --       9,059         --          --       --

Shares of Cybear common
  stock issued in
  connection with
  Mediconsult.com,
  Inc. acquisition                      --     --     2,942,000       3       4,762         --          --       --

Income tax benefit on
  exercises of Andrx
  stock options                         --     --            --      --      18,363         --          --       --

Unrealized gain on
  investments available-
  for-sale, net of
  income taxes of $225                  --     --            --      --          --         --          --      197    $    197

Net income                              --     --            --      --          --         --      37,546       --      37,546
                                                                                                                       --------

Comprehensive income                                                                                                   $ 37,743
                                ----------    ---    ----------    ----    --------    -------    --------    -----    ========
Balance, December 31, 2001      70,483,600     70     6,743,000       7     471,035         --     176,381      401

Shares of Andrx common
  stock issued in
  connection with
  exercises of stock
  options                          863,500      2            --      --       4,332         --          --       --

Income tax benefit on
  exercises of Andrx
  stock options                         --     --            --      --       5,350         --          --       --

Shares of Andrx common
  stock issued in
  connection with the
  employee stock purchase
  plan                              89,100     --            --      --       1,851         --          --       --

Shares of Andrx common
  stock issued upon
  conversion of
  Cybear common stock               65,000     --    (6,743,000)     (7)        533         --        (526)      --

Issuance of restricted
  stock units                           --     --            --      --       6,820     (6,820)         --       --

Compensation expense
  on amortization of
  restricted stock units                --     --            --      --          --        295          --       --

CTEX Pharmaceuticals, Inc.
  acquisition adjustment                --     --            --      --      (1,993)        --          --       --

Unrealized loss on
  investments available-
  for-sale, net of
  income tax benefit of $110            --     --            --      --          --         --          --     (207)   $   (207)


Net loss                                --     --            --      --          --         --     (91,817)      --     (91,817)
                                                                                                                       --------

Comprehensive loss                                                                                                     $(92,024)
                                ----------    ---    ----------    ----    --------    -------    --------    -----    ========

Balance, December 31, 2002      71,501,200     72            --      --     487,928     (6,525)     84,038      194

Shares of Andrx common
  stock issued in
  connection with
  exercises of stock options       730,200     --            --      --       3,360         --          --       --

Income tax benefit on
  exercises of Andrx
  stock options                         --     --            --      --       3,135         --          --       --

Shares of Andrx common
  stock issued in
  connection with the
  employee stock purchase
  plan                             100,200     --            --      --       1,233         --          --       --

Issuance of restricted
  stock units, net                      --     --            --      --       2,710     (2,710)         --       --

Compensation expense on
  amortization of
  restricted stock
  units, net                            --     --            --      --          --      1,474          --       --

Unrealized loss on
  investments available-
  for-sale, net of
  income tax benefit of $109            --     --            --      --          --         --          --     (185)       (185)


Net income                              --     --            --      --          --         --      48,177       --      48,177
                                                                                                                       --------

Comprehensive income                                                                                                   $ 47,992
                                                                                                                       ========
                                ----------    ---    ----------    ----    --------    -------    --------    -----
Balance, December 31, 2003      72,331,600    $72            --    $ --    $498,366    $(7,761)   $132,215    $   9
                                ==========    ===    ==========    ====    ========    =======    ========    =====



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                            Years Ended December 31,
                                                                                  ---------------------------------------------
                                                                                    2003              2002               2001
                                                                                  ---------         ---------         ---------
Cash flows from operating activities
    Net income (loss)                                                             $  48,177         $ (91,817)        $  37,546
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                               29,063            22,072            22,039
         Provision for doubtful accounts receivable                                   4,340            13,178             1,357
         Non-cash impairment charges                                                 12,123            19,583            14,759
         Gain on sale of assets                                                      (5,605)           (5,094)               --
         Compensation expense on amortization of restricted stock units, net          1,474               295                --
         Equity in earnings of joint ventures                                        (5,135)           (3,697)           (1,025)
         Deferred income tax provision (benefit)                                     30,031           (25,803)           (7,996)
         Income tax benefit on exercises of Andrx stock options                       3,135             5,350            18,363
         Changes in operating assets and liabilities:
              Accounts receivable                                                   (15,616)          (13,164)          (34,973)
              Inventories                                                           (72,279)           11,594           (41,045)
              Prepaid and other assets                                               (6,207)           (3,954)            6,182
              Income tax refund (payment)                                            51,695              (838)           (9,499)
              Accounts payable and accrued expenses and other liabilities            68,002            28,326            21,927
                                                                                  ---------         ---------         ---------
         Net cash provided by (used in) operating activities                        143,198           (43,969)           27,635
                                                                                  ---------         ---------         ---------

Cash flows from investing activities
    Purchases of property, plant and equipment                                      (39,455)         (112,290)          (75,089)
    Maturities (purchases) of investments available-for-sale, net                   (33,187)          121,033            38,283
    Proceeds from the sale of assets                                                  5,875             1,550                --
    Distributions from joint ventures                                                 4,646               949                --
    Acquisition of brand product rights                                             (10,100)             (100)          (16,895)
    Acquisition of CTEX Pharmaceuticals, Inc., net of cash acquired                      --                --           (14,832)
    Acquisition of certain assets of Armstrong Pharmaceuticals, Inc.                     --                --           (18,218)
    Acquisition of and advances to Mediconsult.com, Inc.                                 --                --            (3,242)
                                                                                  ---------         ---------         ---------
         Net cash provided by (used in) investing activities                        (72,221)           11,142           (89,993)
                                                                                  ---------         ---------         ---------

Cash flows from financing activities
    Proceeds from issuances of Andrx common stock in connection with
     exercises of stock options                                                       3,360             4,332             9,060
    Proceeds from issuances of Andrx common stock in connection with the
     employee stock purchase plan                                                     1,233             1,851                --
    Principal payments on capital lease obligations                                    (843)             (146)               --
                                                                                  ---------         ---------         ---------
         Net cash provided by financing activities                                    3,750             6,037             9,060
                                                                                  ---------         ---------         ---------


Net increase (decrease) in cash and cash equivalents                                 74,727           (26,790)          (53,298)
Cash and cash equivalents, beginning of year                                         35,521            62,311           115,609
                                                                                  ---------         ---------         ---------
Cash and cash equivalents, end of year                                            $ 110,248         $  35,521         $  62,311
                                                                                  =========         =========         =========



                                   (Continued)

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                                              Years Ended December 31,
                                                                                  ---------------------------------------------
                                                                                     2003              2002             2001
                                                                                  ---------         ---------         ---------
Supplemental disclosure of cash paid during the year for:
    Interest                                                                      $   1,709         $     200         $      --
                                                                                  =========         =========         =========
    Income taxes (refund)                                                         $ (51,695)        $     838         $   9,499
                                                                                  =========         =========         =========

Supplemental disclosure of non-cash investing and financing activities:

Conversion of Cybear common stock into Andrx common stock                                            $  2,537
                                                                                                    =========

Assets acquired through capital leases                                            $   1,234         $   1,549         $     425
                                                                                  =========         =========         =========

Issuance of restricted stock units, net                                           $   2,710         $   6,820
                                                                                  =========         =========

Acquisition of CTEX Pharmaceuticals, Inc.
    Market value of Andrx common stock issued                                                                         $  18,166
                                                                                                                      =========
    Fair value of net liabilities assumed                                                                             $     537
                                                                                                                      =========
Acquisition adjustment                                                                              $  (1,993)
                                                                                                    =========

Acquisition of Mediconsult.com, Inc.
    Market value of Cybear common stock issued                                                                        $   4,765
                                                                                                                      =========
    Fair value of net liabilities assumed                                                                             $   5,295
                                                                                                                      =========









The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)

(1)      GENERAL

         OUR BUSINESS

         Andrx is a pharmaceutical company that:

         o develops and commercializes generic versions of controlled-release brand name pharmaceuticals, using the Company's proprietary controlled-release drug delivery technologies, and generic versions of niche and immediate-release pharmaceutical products, including oral contraceptives;

         o distributes pharmaceuticals, primarily generics, manufactured by others as well as the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians' offices; and

         o commercializes brand pharmaceuticals, in some instances using the Company's proprietary controlled-release drug delivery technologies.

         Controlled-release pharmaceuticals generally provide more consistent drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects by releasing drug dosages at specific times and in specific locations in the body. Controlled-release pharmaceuticals allow for "patient friendly" dosage forms, which reduce the number of times a drug must be taken, thus improving patient compliance.

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

         In connection with the Reorganization, Andrx changed its method of accounting for allocating income taxes within the consolidated group from the pro rata method to the separate return method. Andrx and Cybear also entered into a tax sharing agreement that resulted in Andrx Group being allocated the income tax benefit of the tax operating losses incurred but unutilized by Cybear Group from September 7, 2000, through May 17, 2002. Such income tax benefit totaled approximately $2,000 for the period from January 1, 2002, through May 17, 2002, and approximately $7,600 for the year ended December 31, 2001.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


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

         The most significant estimates made by management include, but are not limited to, those related to revenue recognition, sales returns and allowances, allowance for doubtful accounts receivable, inventories and cost of goods sold, useful life or impairment of goodwill and other intangible assets, litigation settlements and related accruals, income taxes, and self insurance programs. In instances whereby Andrx has entered into collaborative agreements for the sale of certain generic products, the net revenues reported by Andrx are subject to numerous estimates by these other parties, such as returns and other sales allowances and certain related expenses (see Note 3). Management periodically evaluates estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by those with whom the Company has entered into collaborative agreements. Appropriate adjustments to the estimates will be prospectively made, as necessary, based on such periodic evaluations. The Company's estimates are based on currently available information. Given the subjective nature and complexities inherent in these areas and in the pharmaceutical industry, actual results may be significantly different than the amounts estimated.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


ACCOUNTS RECEIVABLE, NET

         Trade receivables consist of amounts owed to the Company by its customers on credit sales with terms generally ranging from 30-90 days from date of invoice and are presented net of an allowance for doubtful accounts receivable in the Consolidated Balance Sheets. The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the Company's inability to collect from customers. In extending credit, the Company attempts to assess its ability to collect by, among other things, evaluating the customer's financial condition, both initially and on an ongoing basis. Collateral is generally not required. In evaluating the adequacy of its allowance for doubtful accounts receivable, management primarily analyzes accounts receivable balances, the percentage of accounts receivable by aging category, historical bad debts, and also considers, among other things, customer concentrations, customer credit worthiness, and changes in customer payment terms or payment patterns.

         Activity in the allowance for doubtful accounts receivable is as follows:


                                                            Years Ended December 31,
                                                  ------------------------------------------
                                                    2003             2002             2001
                                                  --------         --------         --------
Beginning  of year                                $ 15,495         $  7,663         $  7,077
Provision for doubtful accounts receivable           4,340           13,178            1,357
Writeoffs, net of recoveries                       (12,101)          (5,346)            (771)
                                                  --------         --------         --------

End of year                                       $  7,734         $ 15,495         $  7,663
                                                  ========         ========         ========


         In August 2002, Andrx management learned that an employee had made numerous improper entries that affected the aging of certain customer accounts receivable and, accordingly, affected the adequacy of the Company's allowance for doubtful accounts receivable. After extensive investigation and analysis, including discussions with certain customers regarding past due amounts, management determined that the Company's provision for doubtful accounts receivable included in selling, general and administrative expenses ("SG&A") in the Consolidated Statements of Income, was understated during 1999, 2000 and 2001 by an aggregate amount of $4,014, of which $2,655 and $1,720 related to years ended December 31, 2001 and 2000, respectively, and a credit of $361 related to the year ended December 31, 1999. After consideration of all of the facts and circumstances, the Company recognized the full amount of the $4,014 prior period misstatement in the second quarter of 2002, as the Company believed it was not material to any period affected. Also included in the 2002 financial statements is an increase to the provision for doubtful accounts receivable of $1,417 related to this matter for the first and second quarters of 2002 (see Notes 18 and 19).

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)

         INVENTORIES

         Inventories of pharmaceutical products consist primarily of finished goods held for distribution, and raw materials, work-in-process and finished goods of Andrx generic and brand products. Inventories are stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution is based on purchase price, net of vendor discounts, rebates and other allowances, but excludes shipping, warehousing and distribution costs, which are expensed as incurred and reported as SG&A in the Consolidated Statements of Income. In certain instances, the Company may commence the manufacture and inventory of commercial quantities of products that have not received final regulatory approval or satisfactory resolution of related outstanding litigation. In evaluating whether inventories are stated at the lower of cost or market, management considers such factors as the amount of inventories on hand and in the distribution channel, the estimated time required to sell such inventories, remaining shelf life and current and expected market conditions, including levels of competition for its inventories held for distribution and the Company's return or exchange rights with respect to such products. As appropriate, provisions through cost of goods sold are made to reduce inventories to their net realizable value.

         PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

         Buildings                         20-40 years
         Manufacturing equipment           10 years
         Laboratory equipment              5 years
         Leasehold improvements            Lesser of asset life or term of lease
         Computer hardware and software    3-7 years
         Furniture and fixtures            5 years
         Automobiles                       Lesser of asset life or term of lease


         Major renewals and betterments are capitalized, while maintenance, repairs and minor renewals are expensed as incurred.

         GOODWILL

         Under the purchase method of accounting for acquisitions, goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is capitalized and through December 31, 2001, was amortized on a straight-line basis over the estimated useful life of the business acquired, ranging from five to 15 years. As of December 31, 2003 and 2002, the Company had $37,599 of goodwill and accumulated amortization of $3,618. Goodwill amortization expense was $4,967 for the year ended December 31, 2001. Effective with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, the Company's goodwill was no longer subject to amortization. Instead, goodwill is subject to an annual assessment for impairment in value by applying a fair-value based test.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         Prior to 2002, the Company measured impairment of goodwill using the undiscounted cash flow method whenever events and circumstances warranted revised estimates of useful lives or recognition of an impairment of goodwill. The undiscounted cash flow method compares the net book value being tested to the estimated aggregate undiscounted cash flows. If the net book value exceeded the estimated aggregate undiscounted cash flows, the excess carrying amount of goodwill was written off. Beginning in 2002, in connection with the adoption of SFAS No. 142, goodwill is subject to at least an annual assessment for impairment in value by applying a fair value based test. As required under SFAS No. 142, the Company completed the impairment test of goodwill and determined there was no impairment of goodwill as of December 31, 2003 and 2002.

         The following table shows the impact of the adoption of SFAS No. 142, as if the provisions of this pronouncement had been retroactively applied for the year ended December 31, 2001, as follows:


         Reported net income                                           $ 37,546
         Goodwill amortization, net of tax                                3,714
                                                                       --------
         Adjusted net income                                           $ 41,260
                                                                       ========

         ANDRX GROUP COMMON STOCK:
          Reported net income allocated to Andrx                       $ 72,862
          Goodwill amortization, net of tax, allocated to Andrx           2,053
                                                                       --------
          Adjusted net income allocated to Andrx                       $ 74,915
                                                                       ========

         Basic earnings per share:
             Reported net income allocated to Andrx                    $   1.04
             Goodwill amortization, net of tax,  allocated to Andrx        0.03
                                                                       --------
             Adjusted net income allocated to Andrx                    $   1.07
                                                                       ========

         Diluted earnings per share:
             Reported net income allocated to Andrx                    $   1.01
             Goodwill amortization, net of tax, allocated to Andrx         0.03
                                                                       --------
             Adjusted net income allocated to Andrx                    $   1.04
                                                                       ========

         CYBEAR GROUP COMMON STOCK:
          Reported net loss allocated to Cybear                        $(35,316)
          Goodwill amortization allocated to Cybear                       1,661
                                                                       --------
          Adjusted net loss allocated to Cybear                        $(33,655)
                                                                       ========

         Basic and diluted net loss per share:
             Reported net loss allocated to Cybear                     $  (6.09)
             Goodwill amortization allocated to Cybear                     0.29
                                                                       --------
             Adjusted net loss allocated to Cybear                     $  (5.80)
                                                                       ========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         OTHER INTANGIBLE ASSETS, NET

         Other intangible assets include brand product rights acquired from other pharmaceutical companies by direct purchase or through the allocation of the purchase price of such entity, which are amortized over periods ranging from three to 10 years. Other intangible assets also include Andrx's electronic prescription process, which is being amortized over a period of 14 years. Amortization is provided using the straight-line method over the estimated useful life of the assets.

         IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         The Company utilizes the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to determine whether impairment has occurred. Fair value, as determined by appraisal or discounted cash flow analysis, is compared to the carrying value in calculating any impairment.

         ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities as of December 31, 2003 and 2002, primarily consist of deferred revenue, estimated sales allowances, employee benefits and related payroll taxes, litigation settlements and other legal claims, income taxes and certain other accrued liabilities.

         REVENUE RECOGNITION

         Revenues of distributed and Andrx generic products and the related cost of goods sold are recognized at the time a product is received by the customer. Based on currently available information, estimated sales allowances for chargebacks, discounts, rebates, returns, pricing adjustments, shelf stock adjustments and other allowances or adjustments related to sales to customers are provided in the same period the related sales are recorded.

         Revenues of Andrx brand products are recognized for products received by customers that Andrx reasonably estimates will be pulled through the distribution channel taking into account, among other things, historical and projected prescription data provided by external, independent sources, historical return data, incentives granted to customers, customers' right of return, generic introductions and inventory levels in the distribution channel, which the Company periodically evaluates. As a result, as of December 31, 2003 and 2002, the Company had $5,722 and $18,174, respectively, in deferred revenues related to its brand products in its Consolidated Balance Sheets. Estimated sales allowances for chargebacks, discounts, rebates, returns and other allowances or adjustments related to sales to customers are provided in the same period the related revenues are recorded.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         The pharmaceutical industry practice is generally to grant customers the right to return or exchange purchased goods. In the generic pharmaceutical industry, this practice has resulted in generic manufacturers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers' existing inventories following decreases in the market price of the related generic pharmaceutical product. Shelf-stock adjustments occur frequently, potentially in significant amounts. Revenues from Andrx's generic products may be affected by the level of provisions for the estimated shelf-stock adjustments. The determination to grant an inventory credit to a customer following a price decrease is generally at the discretion of the Company and not pursuant to contractual arrangements with customers. Accordingly, the Company makes significant accounting estimates, including quantities shipped by customers and product still on customers' shelves, and actual and expected price declines before the products pull through the distribution channel. The Company accrues an estimate for the sales allowances in the same period the sale is recognized and periodically reviews and adjusts such estimates, as required.

         The Company has entered into collaborative agreements for certain generic products, whereby Andrx will manufacture and the other party will market those products, and the parties will share the net profits, as defined, from product sales. Andrx recognizes revenues from these arrangements based on information supplied by the other parties related to shipments of the product and acceptance by their customers, less their estimates for sales returns and allowances. The net revenues reported by Andrx are subject to several estimates by the other parties, such as sales returns and allowances and certain related expenses similar to those Andrx experiences with the sale of its products. The Company periodically monitors the factors that influence sales returns and allowances and conducts inquiries of the other parties regarding these estimates. Such estimates are revised as changes become known. The Company generally receives periodic reports provided by the other parties that support the amount of revenue recognized. Recorded revenues are also compared to subsequent cash receipts.

         Licensing and royalty fees are recognized when the obligations associated with the earning of the licensing or royalty fee have been satisfied. The Company's accounting policy is to review each contract and, if appropriate, defer up-front and milestone payments, whether or not they are refundable, and recognize them over the obligation period. Revenue recognition is deferred until all significant contingencies have been revolved.

         Licensing fees from Kremers Urban Development Company ("KUDCo") and Sandoz Inc. ("Sandoz") (formerly known as Geneva Pharmaceuticals, Inc.) are recognized in accordance with the terms of the underlying agreements. Pursuant to the agreement with KUDCo, the licensing rate earned by Andrx was 15% until June 9, 2003, when the rate decreased to 9% and was further reduced to 6.25% in February 2004, as a result of the entry of the December 2003 appellate court decision affirming the lower court decision that Andrx's generic version of Prilosec infringed patents issued to AstraZeneca plc ("AstraZeneca"). Andrx is entitled to the 6.25% licensing rate for 24 months (see Note 3).

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)

         Other revenues primarily included contract manufacturing revenues, including the sale of certain raw materials, generated from the Company's Massachusetts aerosol manufacturing operation, from its acquisition on March 30, 2001, to its sale on October 9, 2003, (see Note 4), and the Company's various Internet related services. The Massachusetts aerosol contract manufacturing revenues were recognized on a completed contract method. Internet subscription services revenue was recognized ratably over the subscription period. The POL web portal was sold on December 23, 2003 (see Note 4).

         ADVERTISING

         The Company's advertising expense consists primarily of product samples, print media, online advertising and promotional material. Advertising costs are expensed as incurred and were approximately $10,656, $11,130 and $7,213 for the years ended December 31, 2003, 2002 and 2001, respectively. Such costs are included in SG&A in the Consolidated Statements of Income.

         SHIPPING AND HANDLING COSTS

         Shipping and handling costs consisting of freight-out are included in SG&A. For the years ended December 31, 2003, 2002 and 2001, the Company recorded $18,787, $15,634 and $12,269, respectively, of freight-out costs in SG&A.

         RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

         R&D costs for both the Company's generic and brand programs are expensed as incurred and consist of costs related to products being developed internally as well as costs related to products subject to collaborative agreements (see Note 3).

         STOCK-BASED COMPENSATION

         At December 31, 2003, the Company maintained stock-based compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Stock options are granted under those plans with an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no stock-based employee compensation expense is reflected in the Consolidated Statements of Income for stock options. For restricted stock unit grants, the fair value on the date of the grant is fixed and is amortized on a straight-line basis over the related period of service and such amortization expense is included in SG&A.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         The following table summarizes the pro forma consolidated results of operations of Andrx as though the provisions of the fair value-based method of accounting for employee stock-based compensation of SFAS No. 123 had been used:



                                                                                     Years Ended December 31,
                                                                           -----------------------------------------------
ANDRX GROUP                                                                   2003             2002               2001
                                                                           ----------        ----------         ----------
Net income (loss) allocated to Andrx Group (including Cybear Group commencing May 18, 2002)
        As reported                                                        $   48,177        $  (86,399)        $   72,862
     Add: stock-based employee compensation expense included in
       reported net income (loss), net of related tax effect                      914               183                 --
     Deduct: total stock-based employee compensation expense
       determined under the fair value-based method for all awards,
       net of related tax effect                                              (22,538)          (21,142)           (30,176)
                                                                           ----------        ----------         ----------
        Pro forma net income (loss)                                        $   26,553        $ (107,358)        $   42,686
                                                                           ==========        ==========         ==========

Basic net income (loss) per Andrx Group common share
        As reported                                                        $     0.67        $    (1.22)        $     1.04
                                                                           ==========        ==========         ==========
        Pro forma                                                          $     0.37        $    (1.51)        $     0.61
                                                                           ==========        ==========         ==========

Diluted net income (loss) per Andrx Group common share
        As reported                                                        $     0.66        $    (1.22)        $     1.01
                                                                           ==========        ==========         ==========
        Pro forma                                                          $     0.37        $    (1.51)        $     0.61
                                                                           ==========        ==========         ==========



         The fair value of Andrx options was estimated using the Black-Scholes option pricing model and the following assumptions:



                                                                    Years Ended December 31,
                                                                ------------------------------------
                                                                2003            2002           2001
                                                                ----            ----           ----
        Risk-free interest rate                                 3.0%            3.0%           4.5%
        Average life of options (years)                          5.6             6.5            6.8
        Average volatility                                       86%             91%            59%
        Dividend yield                                             -               -             -


                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         The range of fair values per share of Andrx options, as of the respective dates of grant, was $3.81 to $23.49, $14.56 to $36.68 and $17.10 to $49.51 for stock options granted during the years ended December 31, 2003, 2002 and 2001, respectively.



                                                             January 1, 2002           Year Ended December
                                                            Through May 17, 2002             31, 2001
                                                            --------------------       -------------------
CYBEAR GROUP

Total Net loss allocated to Cybear Group
As reported                                                     $     (5,418)               $   (35,316)
  Deduct: total stock-based employee
      compensation expense determined under
      the fair value-based method for all
      awards                                                          (1,230)                    (3,547)
                                                                ------------                -----------
Pro forma                                                       $     (6,648)               $   (38,863)
                                                                ============                ===========
Basic and diluted net loss per Cybear Group
   common share

As reported                                                     $      (0.80)              $     (6.09)
                                                                ============               ===========
Pro forma                                                       $      (0.99)              $     (6.70)
                                                                ============               ===========



         The fair market value of a Cybear option was estimated using the Black-Scholes option pricing model for the year ended December 31, 2001, with the following assumptions:

Risk-free interest rate                                        4.7%
Average life of options (years)                                7.5
Average volatility                                             291%
Dividend yield                                                  --

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         The fair value of Cybear options, as of the grant date, was $1.62 and $3.00 for stock options granted for the year ended December 31, 2001. As no Cybear options were awarded during 2002, no related Black-Scholes option pricing model assumptions are provided herein.

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

         LITIGATION ACCRUALS

         The Company accounts for the exposure of its various litigation matters under the provisions of SFAS No. 5 "Accounting for Contingencies", which requires, among other things, an exposure to be accrued with a charge to the Company's Consolidated Statements of Income when it becomes probable and estimatable. No accrual or disclosure of legal exposures judged to be remote is required. The exposure to legal matters is evaluated and estimated, if possible, following consultation with legal counsel. Such estimates are based on currently available information and their ultimate outcome may be significantly different than the amounts estimated given the subjective nature and complexities inherent in these areas. The Company's disclosures related to the possible significant exposure for legal matters are included herein in Note 16 to the Consolidated Financial Statements.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         The Company's future effective tax rate is based on estimates of expected income, statutory tax rates and tax planning opportunities. Significant judgment is required in determining the Company's effective tax rate and the ultimate resolution of its tax return positions. Despite management's belief that the Company's tax return positions are supportable, the Company's policy is to establish reserves for taxes that may become payable in future years as a result of examination by tax authorities. Management believes that the Company's tax reserves provide an adequate allowance for such contingencies. The tax reserves are analyzed periodically and adjustments are made to the tax reserves, as events occur to warrant such adjustments.

         EARNINGS (LOSS) PER SHARE

         As a result of the Conversion, Andrx only has one class of common stock outstanding, Andrx Common Stock, which includes all of the businesses of Andrx and its majority owned subsidiaries. From the Reorganization on September 7, 2000, through the Conversion on May 17, 2002, Andrx allocated its operating results to each class of common stock. Subsequent to the Conversion, operating results and basic and diluted net income (loss) per share of Andrx Common Stock include the operating results by Cybear.

         ANDRX

         The shares used in computing basic net income (loss) per share of Andrx Common Stock for all periods presented is based on the weighted average shares of Andrx Common Stock outstanding. Diluted per share calculations consider the weighted average shares of common stock outstanding for Andrx Common Stock, including common stock equivalents for years ended December 31, 2003 and 2001. Dilutive common stock equivalents included stock options for the 2003 and 2001 years and also included, for the 2003 year, the unvested portion of restricted stock units as computed using the treasury stock method. For the 2003 and 2001 years, anti-dilutive common stock equivalents included stock options in which the exercise price exceeded the average market price for such shares during the respective years. For the 2003 year, anti-dilutive common stock equivalents also included the unvested portion of restricted stock units in which the issuance price exceeded the average market price for the year ended December 31, 2003. For the year ended December 31, 2002, all common stock equivalents, as well as unamortized restricted stock units were excluded from the diluted share computation as the Company reported a net loss and, accordingly, such potential common stock equivalents were anti-dilutive.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         A reconciliation of the denominators of basic and diluted earnings
(loss) per share of Andrx common stock for the years ended December 31, 2003, 2002 and 2001, is as follows:


                                                                          Years Ended December 31,
                                                                ----------------------------------------------
                                                                  2003               2002              2001
                                                                ----------        ----------        ----------
Basic weighted average shares of common stock
     outstanding                                                71,892,000        70,876,000        69,998,000

     Effect of dilutive items:
         Stock  options and  unvested  restricted  stock
           units, net                                              763,000                --         2,245,000
                                                                ----------        ----------        ----------

Diluted weighted average shares of common stock
     outstanding                                                72,655,000        70,876,000        72,243,000
                                                                ==========        ==========        ==========

Anti-dilutive weighted average common stock equivalents          4,269,000         7,087,000           290,000
                                                                ==========        ==========        ==========


         CYBEAR

         Cybear generated a net loss for all periods presented. Accordingly, all Cybear common stock equivalents, which totaled 317,000 for the period from January 1, 2002 through May 17, 2002, and 318,000 for the year ended December 31, 2001, were excluded from the Cybear calculation of diluted shares since the effects were anti-dilutive and, accordingly, the basic and diluted weighted average shares of Cybear Common Stock are the same for all periods presented.

         On July 31, 2001, the Company implemented a one-for-four reverse stock split of Cybear Common Stock. All share and per share amounts of Cybear Common Stock included herein give effect to the one-for-four reverse stock split.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of December 31, 2003 and 2002, the carrying amount of cash and cash equivalents, accounts receivable, net, accounts payable and accrued and other liabilities approximate fair value due to the short maturity of these instruments. Investments available-for-sale are carried at market value.

         CONCENTRATION OF CREDIT RISK

         The Company invests in U.S. government agency securities, debt instruments of corporations and taxable, tax-advantaged and tax-free auction rate securities with investment grade credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         Accounts receivable are principally due from independent pharmacies, pharmacy chains, pharmacy buying groups, physicians' offices and pharmaceutical wholesalers and distributors. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. The Company performs ongoing credit evaluations of its customers, considering, among other things, the aging of the account, the type of customer, payment patterns and other relevant information and maintains allowances for potential uncollectable balances. As of December 31, 2003, the Company has two customers that each accounted for approximately 11% of accounts receivable, net. No one customer accounted for more than 10% of the Company's accounts receivable, net as of December 31, 2002, other than amounts due from KUDCo, which represented 13% of accounts receivable, net as of December 31, 2002.

         The Company makes a significant amount of its generic and brand product sales to a limited number of large pharmaceutical wholesalers and warehousing pharmacy chains. The loss of any of these customers would have an adverse effect on Andrx's business and results of operations. No one customer accounted for more than 10% of the Company's total revenues for the years ended December 31, 2003, 2002 and 2001.

         COMPREHENSIVE INCOME (LOSS)

         SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and presentation of comprehensive income or loss and its components in financial statements. The Company has included the disclosure required by this pronouncement in the accompanying Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001, as required.

         BUSINESS SEGMENTS

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for defining the Company's segments and disclosing information about them. The provisions of SFAS No. 131 require that the segments be based on the internal structure and reporting of the Company's operations (see Note 19). As a result of the Conversion, Cybear's Internet business operations were integrated into other operating segments of Andrx Corporation and are no longer classified as a separate segment. The Internet business became a part of the distributed products segment or brand products segment for financial reporting purposes. Accordingly, for segment reporting purposes, the Company has reclassified its former Internet segment operations for the prior year presented herein to conform with the current period presentation.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


RECENT ACCOUNTING PRONOUNCEMENTS

         COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The provisions of this pronouncement require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Tasks Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)", which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 require that the initial measurement of a liability be at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of the provisions of SFAS No. 146 did not have a significant effect on the Company's consolidated financial statements.

         ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation and to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB No. 25, "Accounting for Stock Issued to Employees." The disclosure requirements of SFAS No. 148 are included herein.

         The Company currently intends to continue to account for its stock-based compensation plans under the recognition and measurement principles of APB No. 25 and related interpretations. Options granted under those plans are to employees or members of the Board of Directors with an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no stock-based employee compensation expense is reflected for stock options in the Consolidated Statements of Income. For restricted stock unit grants, the fair value on the date of the grant is fixed and is amortized on a straight-line basis over the related period of service and such amortization expense is included in SG&A.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)



         VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), which is intended to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In December 2003, the FASB issued a revision to FIN No. 46, which partially delayed its effective date for public companies until the period ending after March 15, 2004, but permitted earlier adoption for some or all of their investments. FIN No. 46 requires a company to consolidate variable interest entities ("VIEs"), if that company has a variable interest (or combination of variable interest) that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns or both. The company that is required to consolidate the VIE is the primary beneficiary. The adoption of FIN No. 46 for provisions effective during 2003 did not have an impact on the Company's consolidated financial statements, since the Company does not have any VIEs. The Company expects that the adoption of the provisions effective for the period ending after March 15, 2004, will also not have an impact on the Company's consolidated financial statements.

         AMENDMENT OF SFAS NO. 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The provisions of SFAS No. 149 amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, except under certain circumstances as contained in SFAS No. 149. Adoption of the provisions of SFAS No. 149 had no effect on the Company's consolidated financial statements, since the Company does not have any derivative financial instruments and does not engage in hedging activities.

         ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). The provisions of SFAS No. 150 establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities and certain other specific deferrals. Adoption of the provisions of SFAS No. 150 had no effect on the Company's consolidated financial statements, since the Company does not have any financial instruments with characteristics of both liabilities and equity.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)

         REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES

         In May 2003, the EITF finalized EITF 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This pronouncement addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This pronouncement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of the provisions of EITF 00-21 did not have a significant effect on the Company's consolidated financial statements.

         REVENUE RECOGNITION

         In December 2003, the SEC published Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." This SAB updates portions of the SEC staff's interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB's EITF on various revenue recognition topics, including EITF 00-21. SAB 104 also incorporates into the SAB Codification certain sections of the SEC staff's "Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers" ("FAQ"). To the extent not incorporated into the SAB codification, the SEC staff's FAQ on SAB 101 (Topic 13) has been rescinded. Adoption of the provisions of SAB No. 104 did not have a significant effect on the Company's consolidated financial statements.

         RECLASSIFICATIONS

         Certain prior years' amounts have been reclassified to conform to the 2003 presentation.

(3)      COLLABORATIVE AGREEMENTS

GENERIC PRILOSEC

         In October 2002, Andrx entered into an agreement with Genpharm and KUDCo, pursuant to which Andrx and Genpharm relinquished their marketing exclusivity rights to the 10mg and 20mg strengths of omeprazole (generic Prilosec), thereby accelerating the ability of KUDCo to receive final U.S. Food and Drug Administration ("FDA") approval for its version of that product, which KUDCo received on November 1, 2002. On December 9, 2002, KUDCo commenced marketing its generic version of Prilosec.

         Pursuant to the agreement with KUDCo, the licensing rate earned by Andrx was 15% until June 9, 2003, when the rate decreased to 9%. The licensing rate was further reduced from 9% to 6.25% in February 2004, as a result of the December 2003 appellate court decision affirming the district court's decision that Andrx's generic version of Prilosec infringed patents issued to AstraZeneca. Andrx is entitled to the 6.25% licensing rate for 24 months. Additional competition has resulted in reduced sales for KUDCo's generic version of Prilosec, thereby reducing licensing revenues for Andrx.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         Licensing revenues from KUDCo for the years ended December 31, 2003 and 2002, were $76,658 and $16,637, respectively. The net revenues reported by Andrx are subject to numerous estimates by KUDCo, such as returns and other sales allowances and certain related expenses.

GENERIC OTC CLARITIN PRODUCTS

         The Company has entered into an arrangement with Perrigo under which Andrx and Perrigo will share in the risks and rewards associated with Perrigo's sale of Andrx's generic versions of Claritin-D 12, Claritin-D 24 and Claritin RediTabs as over-the-counter ("OTC") products. Andrx will manufacture and Perrigo will package and market all of these OTC products. Under the terms of the arrangement, Andrx and Perrigo share the net profits, as defined, from product sales. In June 2003, Perrigo launched Andrx's OTC generic version of Claritin-D 24. The net revenues reported by Andrx are subject to numerous estimates by Perrigo, such as returns and other sales allowances and certain related expenses.

GENERIC GLUCOTROL XL

         In September 2003, Andrx entered into agreements with Pfizer Inc. ("Pfizer") and Alza Corporation ("Alza") to resolve patent infringement litigation involving Andrx's ANDAs for the 2.5mg, 5mg and 10mg strengths of Glucotrol XL (extended-release glipizide). Pursuant to this settlement, Pfizer and Alza dismissed their lawsuits against Andrx, the parties exchanged mutual releases, and Andrx received the right to either market the Glucotrol XL product supplied by Pfizer as an authorized generic and/or to manufacture and market its ANDA product(s) in exchange for a royalty, pursuant to a sublicense for relevant Alza patents. Andrx launched all three strengths of Glucotrol XL, supplied by Pfizer, during the fourth quarter of 2003.

CARDURA XL

         In November 2003, Andrx and Pfizer entered into a five-year supply and distribution agreement in the U.S. regarding Pfizer's NDA for Cardura XL, a sustained-release formulation of doxazosin mesylate used to treat benign prostatic hyperplasia (BPH). Under the terms of the agreement, Andrx paid Pfizer $10,000 upon execution of the exclusive distribution agreement. The $10,000 is included in other assets in the Consolidated Balance Sheet as of December 31, 2003. The $10,000 upfront fee may be refunded at the Company's option if Pfizer does not obtain FDA approval for Cardura XL by December 31, 2004, or if the NDA approval does not meet certain minimum labeling requirements. Andrx will pay an additional $25,000 to Pfizer upon FDA approval of Cardura XL in 2004, with certain minimum labeling requirements. Upon Andrx's launch of the product, Andrx will be committed to purchase certain annual minimum quantities of Cardura XL from Pfizer for the first three years following FDA approval, totaling approximately $150,000 and to provide a minimum number of annual physician details during the term of the agreement (see Note 11).

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)

GENERIC WELLBUTRIN SR/ZYBAN

         In July 2003, the Company entered into an Exclusivity Transfer Agreement ("Exclusivity Agreement") with Impax Corporation ("Impax") and a subsidiary of Teva Pharmaceutical Industries Ltd ("Teva") through which Andrx is trying to commercialize the value of its ANDAs for generic versions of Wellbutrin SR/Zyban whether through the sale of its own products or through the sale of Impax's product, which will be sold by Teva. Impax and Teva will share certain profits with Andrx from the sale of certain Impax products for a 180-day period and Andrx agreed to share certain profits with them if Andrx's products were marketed. Though the Exclusivity Agreement originally extended to both 100mg and 150mg strengths of Wellbutrin SR/Zyban, the Company has now learned that it does not enjoy a market exclusivity period for the 100mg strength, as it was not the first to file an ANDA for such strength. Consequently, the Company will not share in any of the profits from the sale of Impax's 100mg product, which was approved for sale in January 2004. Under the terms of the Exclusivity Agreement, Andrx will continue to seek to launch its own generic version of the 150mg product; if it is unable to do so within a defined period of time, and Impax is able to market its 150mg product, Andrx will enable Impax to market its product through Teva.

         In connection with the Exclusivity Agreement, the Company has made and will continue to make certain advances in connection with Impax's preparation for the launch of its product. Upon launch of its product by Teva, Impax will reimburse Andrx for these advances within a reasonable period. As of December 31, 2003, amounts due from Impax for the 100mg and 150mg strengths of the product totaled $9,703 and are included in prepaid and other current assets in the Consolidated Balance Sheet. These advances involve certain risks. Andrx will not be reimbursed for the amounts due from Impax in the event that Impax is unable to market its 150mg product as a result of Andrx's decision to manufacture and market its own 150mg product. In addition, Andrx will be required to reimburse Impax and Teva for certain launch preparation and other related costs. This risk notwithstanding, Andrx will continue to make advances for the scale-up and manufacture of commercial quantities of the 150mg strength of the product under the Exclusivity Agreement.

GENERIC ORAL CONTRACEPTIVE PRODUCTS

         In December 2003, Andrx and Teva entered into a collaboration to develop and market generic oral contraceptive pharmaceutical products. Under the terms of the agreement, Teva will receive certain exclusive marketing rights in the U.S. and Canada to Andrx's line of generic oral contraceptive products pending regulatory approval. Andrx will be responsible for all formulations, U.S. regulatory submissions and manufacturing the products. In January 2004, FDA issued final approval for Andrx's generic version of Ortho-Cyclen 28 and tentative approval on Andrx's generic version of Ortho Tri-Cyclen. Under the terms of the arrangement, the parties will share the net profits, as defined from product sales. Andrx will recognize revenues from such sales after Teva has shipped and the customer has accepted the product, less estimates for product returns and other customary allowances. The net profits reported by Andrx will be subject to numerous estimates by Teva, such as returns and other sales allowances and certain related expenses.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)

ACTOS AND EXTENDED-RELEASE METFORMIN COMBINATION PRODUCT

         In December 2003, Andrx entered into an agreement with Takeda Chemical Industries, Ltd. ("Takeda") to develop and market a combination product consisting of Takeda's Actos (pioglitazone) and Andrx's extended-release metformin, each of which is administered once-a-day for the treatment of Type 2 diabetes. Once approved, this combination product will be manufactured by Andrx, and Takeda will hold exclusive worldwide marketing rights and be responsible for regulatory approvals. Andrx will receive significant milestone payments from Takeda upon the occurrence of certain specified events, as well as a transfer price for product manufactured by Andrx and a royalty and certain additional performance payments related to Takeda's sale of the combination product. At December 31, 2003, Andrx recorded a milestone receivable and deferred the recognition of the related revenue totaling $10,000 because the amount to be retained by the Company is contingent upon the occurrence of certain future events. In January 2004, Andrx received the milestone payment.

 (4)     ACQUISITIONS AND DISPOSITIONS

         ACQUISITIONS

         CTEX

         On January 23, 2001, Andrx completed its acquisition of CTEX Pharmaceuticals, Inc. ("CTEX"), a privately owned pharmaceutical company based in Madison, Mississippi. The acquisition was accounted for using the purchase method of accounting. The total purchase price, including transaction costs, was approximately $29,356, consisting of $11,190 in cash and 291,400 shares of Andrx common stock valued at $18,166. The purchase price, after the allocation of $2,638 to product rights, was in excess of the fair value of net liabilities acquired and resulted in goodwill of $28,891. As part of the acquisition of CTEX, Andrx acquired CTEX's sales force and related infrastructure. Such goodwill was being amortized on a straight-line basis over its estimated life of 10 years through December 31, 2001. Goodwill amortization ceased in 2002 with the adoption of SFAS No. 142. The operating results of CTEX are included in the consolidated financial statements subsequent to the January 23, 2001, acquisition.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         MEDICONSULT

         On April 2, 2001, the Company acquired Mediconsult.com, Inc. ("Mediconsult") in a stock-for-stock merger whereby each share of Mediconsult common stock was exchanged for .0358 shares of Cybear Common Stock. Accordingly, 2,942,000 shares of Cybear Common Stock (which converted into 28,400 shares of Andrx Common Stock) were issued to the Mediconsult stockholders. The market value of the total shares issued was $4,765. The acquisition was accounted for using the purchase method of accounting. In connection with this transaction, the Company incurred $3,242 in transaction costs and advances to Mediconsult. The purchase price, including transaction costs, was in excess of the fair value of the net liabilities assumed, resulting in an allocation to other intangible assets for physicians' network and trademarks of $11,571 and goodwill of $381. Such other intangible assets and goodwill was being amortized on a straight-line basis over its estimated life of five years. Goodwill amortization ceased in 2002 with the adoption of SFAS No. 142. In December 2003, Andrx sold its Physicians' Online ("POL") web portal, which was part of the Mediconsult acquisition, to WebMD Corporation for $2,000 in cash.

         MASSACHUSETTS AEROSOL MANUFACTURING OPERATION

         On March 30, 2001, Andrx completed its acquisition of substantially all of the assets of Armstrong Pharmaceuticals, ("Armstrong") a division of Celltech Manufacturing, Inc., formerly known as Medeva Pharmaceuticals, Inc., based in West Roxbury, Massachusetts. The acquisition was accounted for using the purchase method of accounting. This facility manufactures pharmaceutical aerosols, principally metered dose inhalers ("MDIs") on a contract manufacturing basis for other pharmaceutical companies. The acquisition included an approved ANDA for a bioequivalent version of Ventolin (albuterol MDI). The total purchase price of $18,218, including transaction costs, was allocated among the acquired net assets, resulting in no goodwill. In October 2003 Andrx sold its Massachusetts aerosol manufacturing operation.

         ENTEX

         On June 30, 2001, Andrx purchased the Entex line of cough and cold products and related inventories from an affiliate of Elan Corporation, plc ("Elan") for approximately $14,795 in cash, transaction costs and royalties on net sales. The purchase price for the product rights of $14,698 is being amortized through cost of goods sold over its estimated useful life of 10 years.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         ANEXSIA

         On July 1, 2001, Andrx entered into an eight-year agreement with the pharmaceutical division of Mallinckrodt ("Mallinckrodt"), a Tyco healthcare company, for the marketing rights and supply of three hydrocodone pain products. As part of the agreement, Andrx is required to pay Mallinckrodt $1,000 upon receipt of the first three commercial batches of each of the products and royalties on a percentage of the net sales of this product line. Andrx also agreed to pay an annual licensing fee of $100 to Mallinckrodt for use of the trade name Anexsia. Andrx will also receive royalties on a percentage of the net margin, as defined, from the sales of generic versions of the Anexsia products marketed by Mallinckrodt. Two dosage strengths were launched by Andrx in November 2001, and generic versions of those strengths were introduced by Mallinckrodt in February 2003. The third dosage strength was approved by the FDA in October 2002, but Andrx has not received the first three commercial batches of the product. Accordingly, through December 31, 2003, Andrx paid $2,000 to Mallinckrodt for product marketing rights and $300 for the use of the trade name Anexsia. The purchase price for the product marketing rights is being amortized through cost of goods sold over its estimated useful life of eight years.

         Pro forma results of operations are not presented for the above acquisitions as the information, either individually or in the aggregate, is not material to the consolidated financial statements of the Company.

         DISPOSITIONS

         SALE OF MASSACHUSETTS AEROSOL MANUFACTURING OPERATION

         During the second half of 2002, Andrx began evaluating and, in December 2002, determined that it would not commit additional resources to its Massachusetts aerosol manufacturing operation. As a result, during 2002, the Company recorded a $19,626 charge, which is included in cost of goods sold, related to excess capacities at its Massachusetts aerosol manufacturing operation, including excess facility leases, related leasehold improvements, aerosol product inventories, equipment and severance.

         On October 9, 2003, Andrx entered into an agreement with Amphastar Pharmaceuticals, Inc. ("Amphastar"), a California-based generic and specialty pharmaceutical company to sell its Massachusetts aerosol manufacturing operation, recognizing a gain of $3,730 in 2003, which is included in gain on sale of assets in the Consolidated Statement of Income. Andrx also agreed, under certain circumstances, to continue to purchase certain minimum quantities of albuterol MDI for at least one year. The agreement with Amphastar contains customary terms and conditions and includes Andrx's indemnification of Amphastar against certain potential liabilities of the Massachusetts aerosol manufacturing operation, including any liability arising in connection with the claim (now a lawsuit) by Alpharma USPD, Inc. ("Alpharma") for the alleged breach of a manufacturing agreement between Alpharma and the Massachusetts aerosol manufacturing operation (see Note 16).

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         SALES OF INTERNET ASSETS

         On July 31, 2002, Andrx sold its Dr. Chart and @Rx applications and licensed its patents for Internet transmission of prescriptions to MyDocOnline, a business unit of Aventis S.A. ("Aventis") and entered into a two-year marketing agreement with Aventis related to Andrx's POL web portal. In connection with these agreements, Andrx was entitled to receive approximately $6,000 through April 2004. Though the $6,000 was generally non-refundable and was partially paid in advance, revenue was recognized in the Consolidated Financial Statements of Income as services were rendered or otherwise earned. Due to the related nature of the transactions, $1,348 of gain on sale of assets was deferred and was recognized as other income ratably in the same period as the revenue was earned under the marketing agreement. For the years ended December 31, 2003 and 2002, $2,454 and $96 was recorded as other revenues and $656 and $26, respectively, was recognized as a gain on sale of assets. Through December 31, 2003, the Company has received $3,750 in cash from this arrangement.

         In December 2003, Andrx entered into an agreement with WebMD to sell its POL web portal for $2,000. As part of the transaction, Andrx agreed to provide certain transition related services to WebMD for a period not to exceed 90 days from the closing of the transaction. The agreement contained certain customary terms and conditions. In conjunction with the sale, the Company and Aventis terminated the marketing agreement and entered into a mutual release of any further obligations under that agreement. The Company recorded a gain from the sale of POL of $344, which is included in gain on sale of assets in the Consolidated Statement of Income.

         BRAND PRODUCT LINES

         In June 2002, the Company sold the Histex cough and cold line of products. In connection with the sale, the buyer assumed liabilities related to the Histex products and the Company received $1,800 in cash and is entitled to receive, among other things, royalty payments on net sales of Histex products for five years. This transaction resulted in a pre-tax gain of $125 for the year ended December 31, 2003, and $5,094 for the year ended December 31, 2002, primarily from the extinguishment of liabilities. These amounts are included in gain on sale of assets in the Consolidated Statements of Income.

        In December 2003, the Company sold its marketing rights for a butalbital with acetaminophen and caffeine product for $750, all of which was recognized as a gain and included in gain on sale of assets in the Consolidated Statement of Income. In addition, the Company is entitled to receive 25% of all payments received by the buyer from its sales or sublicense for the use, lease or sales of certain strengths of butalbital with acetaminophen and caffeine to a third party.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


(5)     INVESTMENTS AVAILABLE-FOR-SALE


Investments available-for-sale consists of the following:


                                                                     December 31, 2003
                                                 -------------------------------------------------------
                                                                    Gross         Gross
                                                  Amortized       Unrealized    Unrealized       Market
                                                     Cost           Gains         Losses          Value
                                                  ---------       ----------    ----------       -------
U.S. Government agency securities                   $81,872        $     9        $    --        $81,881
Investment grade corporate debt                       1,978             16             --          1,994
Taxable, tax-advantaged and tax-free auction
     rate securities                                 11,022             --             22         11,000
                                                    -------        -------        -------        -------
                                                    $94,872        $    25        $    22        $94,875
                                                    =======        =======        =======        =======




                                                                     December 31, 2002
                                                 -------------------------------------------------------
                                                                    Gross         Gross
                                                  Amortized       Unrealized    Unrealized       Market
                                                     Cost           Gains         Losses          Value
                                                  ---------       ----------    ----------       -------
U.S. Government agency securities                   $20,651        $    93        $    --        $20,744
Investment grade corporate debt                      17,325            204             --         17,529
Taxable, tax-advantaged and tax-free auction
    rate securities                                  23,600             --             --         23,600
                                                    -------        -------        -------        -------
                                                    $61,576        $   297        $    --        $61,873
                                                    =======        =======        =======        =======


(6)     INVENTORIES AND COST OF GOODS SOLD

Inventories consist of the following:

                                                         December 31,
                                                    -----------------------
                                                      2003           2002
                                                    --------       --------

Raw materials                                       $ 40,387       $ 26,350
Work in process                                       20,913          7,505
Finished goods                                       148,610        106,770
                                                    --------       --------
                                                    $209,910       $140,625
                                                    ========       ========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)

         For the year ended December 31, 2003, cost of goods sold includes charges totaling $18,412 for the writeoff of inventory for the Company's products and product candidates, including $5,723 for Wellbutrin SR/Zyban placed into production after December 31, 2002. Cost of goods sold also includes charges of $12,115 relating to the writedown of certain assets, inventory and under-utilization and inefficiencies from the Massachusetts aerosol manufacturing operation that was sold in October 2003. In 2003, the Company also incurred charges of $3,946 for the write-off of certain manufacturing related machinery and equipment and $4,650 from under-utilization and inefficiencies at the Company's Florida and North Carolina manufacturing facilities. For the year ended December 31, 2002, cost of goods sold included charges totaling $104,489, which consisted primarily of: (i) a $41,000 charge for unusable pre-launch inventories of the Company's generic versions of Prilosec (see Note 16); (ii) a $38,025 charge related to production of the Company's other products and product candidates, including the Company's generic versions of Wellbutrin SR/Zyban, including $27,600 in the 2002 fourth quarter; (iii) a $19,626 charge related to excess capacity at its Massachusetts aerosol manufacturing facilities and; (iv) a $5,838 charge related to utilization issues at its Florida manufacturing facilities. As of December 31, 2003, the Company had approximately $12,163 of raw materials, work in process and finished goods inventories pending final FDA approval and/or satisfactory resolution of litigation, of which $5,005 represents inventory for products that have been approved by the FDA subsequent to December 31, 2003.

(7)      PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net are summarized as follows:


                                                                   December 31,
                                                          -----------------------------
                                                             2003               2002
                                                          ---------           ---------
Land                                                      $  10,786           $   7,245
Buildings                                                    41,000              33,459
Manufacturing equipment                                     103,278              58,772
Laboratory equipment                                         14,805              15,676
Leasehold improvements                                       29,958              15,868
Computer hardware and software                               42,903              31,315
Furniture and fixtures                                       10,418              10,173
Automobiles                                                   2,616               1,337
                                                          ---------           ---------
                                                            255,764             173,845
Less:  accumulated depreciation and amortization            (63,732)            (42,488)
                                                          ---------           ---------
                                                            192,032             131,357
Construction in progress                                     47,141              96,507
                                                          ---------           ---------
                                                          $ 239,173           $ 227,864
                                                          =========           =========


                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)

         Depreciation and amortization expense of property, plant and equipment was $26,022, $17,812 and $13,521 for the years ended December 31, 2003, 2002 and
2001, respectively.

 (8)    OTHER INTANGIBLE ASSETS, NET

        Other intangible assets and the related accumulated amortization and amortization periods are set forth below:

                                                           December 31,                  Amortization Periods (Years)
                                                  ------------------------------         ----------------------------
                                                                                                            Weighted
                                                     2003                2002            Range              Average
                                                  -----------         ----------         -----              --------
Brand product rights                              $    17,045         $   16,945          3-10                9.7
  Accumulated amortization                             (4,508)            (2,673)
Patents                                                 1,569              1,569            14                 14
  Accumulated amortization                               (385)              (237)
                                                  -----------         ----------

Total other intangible assets, net                $    13,721         $   15,604
                                                  ===========         ==========


         Estimated amortization expense for intangible assets for each of the five succeeding fiscal years, utilizing the straight-line method, is $1,932 per annum. Amortization expense for other intangible assets was $3,041, $4,261 and $3,543 for the years ended December 31, 2003, 2002 and 2001, respectively.

         On October 17, 2003, the FDA issued a draft compliance policy guide with respect to pharmaceutical products that are presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, such as the Entex line of products. This draft guidance states that it is intended to provide notice that once it approves a version of such product, any unapproved drug product will be subject to FDA enforcement action at any time, and that the FDA will evaluate each product on a case-by-case basis. In determining whether to permit a grace period, and how long such grace period will be, the FDA indicated that it will consider factors such as: (1) the effects on the public health of immediate removal, (2) the difficulty of conducting any required studies, and preparing and obtaining approval of an application, (3) the burden on affected parties, (4) FDA's available enforcement resources, and (5) any special circumstances. Andrx is continuing to assess this matter, including whether to seek FDA approval to market some or all of the Entex line of products as prescription or OTC products, as well as, the FDA requirements for such submission. Andrx will also continue to periodically assess the unamortized portion of its Entex product rights and Entex inventories ($11,000 and $396, respectively, as of December 31, 2003).

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


(9)      UNCONSOLIDATED JOINT VENTURES


         Andrx and Watson Pharmaceuticals, Inc. ("Watson") are 50/50 joint venture partners in ANCIRC, which was originally established to develop, manufacture and market up to eight generic products. ANCIRC currently markets generic versions of Trental and Oruvail for which profits are shared equally with Watson. In November 2000, the joint venture was restructured and Andrx became solely responsible for all of the additional costs to manufacture and sell the remaining six products, for which ANCIRC had not yet submitted ANDAs. Watson is entitled to a royalty on net sales, based on certain conditions, which Andrx derives from the commercialization of the remaining ANCIRC products Andrx markets, including Andrx's generic versions of Glucotrol XL and Procardia XL (see Note 11). Andrx has the right to discontinue the development and marketing of the remaining six products at any time.

         In August 2000, Andrx entered into CARAN, a 50/50 joint venture with Carlsbad Technologies, Inc. ("Carlsbad") whereby Carlsbad develops and manufactures and Andrx markets generic versions of Pepcid, Prozac and Mevacor.

         As of December 31, 2003 and 2002, the Company's investment in unconsolidated joint ventures was $5,147 and $4,658, respectively, and is included in Other assets in the Consolidated Balance Sheets.

         Condensed financial information of the unconsolidated joint ventures is not presented, as they are not material to the consolidated financial statements of the Company.

(10)     INCOME TAXES

         The components of the provision (benefit) for income taxes are summarized as follows:


                                                    Years Ended December 31,
                                       ----------------------------------------------
                                         2003               2002               2001
                                       --------           --------           --------
Current provision (benefit)
      Federal                          $     --           $(27,774)          $ 36,123
      State                                  --                 --              3,258
                                       --------           --------           --------
                                             --            (27,774)            39,381
                                       --------           --------           --------
Deferred provision (benefit)
      Federal                            28,408            (22,907)            (7,564)
      State                               1,623             (2,896)              (432)
                                       --------           --------           --------
                                         30,031            (25,803)            (7,996)
                                       --------           --------           --------

Change in valuation allowance                --             (7,249)                --
                                       --------           --------           --------
Total                                  $ 30,031           $(60,826)          $ 31,385
                                       ========           ========           ========


                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         The following table indicates the significant elements contributing to the difference between the federal statutory rate and the Company's effective tax rate:



                                                              Years Ended December 31,
                                                         ------------------------------------
                                                         2003           2002            2001
                                                         -----         ------           -----
Federal statutory rate                                   35.0%         (35.0)%          35.0%
State income taxes, net of federal effect                 2.0           (1.9)            2.0
Change in valuation allowance on net deferred
  income tax assets                                        --           (4.8)             --
Non-deductible goodwill amortization and write
  offs and Reorganization costs                            --            1.0             7.9
Other, net                                                1.4            0.9             0.6
                                                         ----           ----            ----
Effective tax rate                                       38.4%         (39.8)%          45.5%
                                                         ====           ====            ====


         Deferred income taxes represent the tax effect of the difference between financial reporting and income tax bases of assets and liabilities. The major components of deferred tax assets and liabilities are as follows:


                                                            December 31,
                                                    ------------------------
                                                      2003            2002
                                                    -------          -------
DEFERRED INCOME TAX ASSETS
Net operating loss carryforwards, net               $13,549          $ 9,531
Allowance for doubtful accounts receivable            2,837            6,760
Other operating reserves                             47,253           50,045
Cybear product development                            1,514            1,812
                                                    -------          -------
Total deferred income tax assets                    $65,153          $68,148
                                                    =======          =======

DEFERRED INCOME TAX LIABILITIES
Tax over book depreciation                          $28,933          $12,590
                                                    =======          =======


         The following table details the activity in the valuation allowance in 2002 and 2001 (none in 2003):


                            Years Ended December 31,
                           -------------------------
                            2002              2001
                           -------           -------
Beginning of year          $ 7,249           $ 7,249


Utilized                    (7,249)               --
                           -------           -------

End of year                $    --           $ 7,249
                           =======           =======

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)

         Andrx records a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. As of December 31, 2003, Andrx had deferred income tax assets totaling $65,153. The Company has considered its ability to carry back certain net operating losses, future taxable income and ongoing prudent and feasible tax planning strategies and has determined that no valuation allowance is necessary on its deferred income tax assets. In the event that Andrx was to determine that it would not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the valuation allowance would be charged to the Consolidated Statement of Income in the period such determination was made.

         At December 31, 2003, the Company had available federal net operating loss carryforwards for financial reporting purposes of approximately $28,064 that begin to expire in 2019. In assessing the realizability of deferred income tax assets, pursuant to SFAS No. 109, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized through future taxable income. The Company adjusts the valuation allowance in the period management determines it is more likely than not that the deferred income tax assets will or will not be realized. Andrx previously recorded a valuation allowance of $7,249 on certain Cybear net operating loss carryforwards. Due to a later change in circumstances during 2002, Andrx determined that it is more likely than not that the net operating loss carryforwards would be utilized, and the Company reversed this $7,249 valuation allowance.

         During 2003, the Company incurred, and will report on its 2003 income tax return a significant tax loss as the result of certain ordinary business developments. The Company believes the loss is appropriate and deductible; however, the complexity of the tax rules and the likelihood of a review and subsequent challenge by the taxing authorities resulted in the Company recording an accrual, which is included in accrued and other liabilities, to fully offset the resulting current year income tax benefit of approximately $17,181. Additionally, the remaining loss, approximately $46,478 tax effected, will be carried forward and may be available to reduce certain future taxable income, which at that time will be similarly offset by an accrual for financial reporting purposes. Accordingly, as of December 31, 2003, such loss carryforward is reflected net of a full reserve in the components of deferred tax assets and liabilities, the income tax provision (benefit) and income tax rate reconciliation tables. This reserve will be reassessed upon any changes in status of any contingencies related to this deduction, until such contingencies are fully resolved. The Company's effective tax rate and cash flows could be materially impacted by the ultimate resolution of this matter.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


(11)     COMMITMENTS

         SECURED LINE OF CREDIT

         On December 30, 2002, Andrx entered into a four-year secured revolving line of credit facility for up to an aggregate amount of $185,000, none of which was outstanding at December 31, 2003. Borrowings available under the credit facility are limited to defined values of eligible accounts receivable, inventories, property, plant and equipment and reasonable reserves established by the lenders. The credit facility includes an interest charge on the average outstanding principal balance and on the unused portion of the credit facility, which accrues at Andrx's option, at either the lender's prime lending rate (4.0% as of December 31, 2003) or 2.0% above the rate quoted by the lenders as the Eurodollar Rate, as defined in the agreement. The credit facility also includes an unused line fee of 0.75%. The credit facility contains certain financial covenants. Andrx is currently in compliance with all the covenants under the credit facility, however, the borrowing base limits Andrx's borrowing availability to approximately $172,277 as of December 31, 2003.

         ROYALTIES ON GENERIC PRODUCTS

         Pursuant to the ANCIRC agreement, as amended, Watson may be entitled to receive a royalty on net sales of the Company's generic versions of Glucotrol XL and Procardia XL for which ANDAs have been filed with FDA. No royalty is due with respect to Andrx's sale of Glucotrol XL purchased from Pfizer (see Note 3).

         Pfizer may be entitled to a license fee on the net sales of the Company's generic version of Procardia XL, if the Company's product is ultimately determined to infringe a related patent, based upon an agreed testing protocol.

         Royalties are paid on sales of Andrx's generic version of Cardizem CD (see Note 12).

         MILESTONES AND ROYALTIES ON BRAND PRODUCTS

         Pursuant to certain agreements, Andrx pays royalties on its Entex line of cough and cold products to Elan and on its Anexsia line of pain products to Mallinckrodt. These royalties, totaling $1,197, $1,612 and $470 for the years ended December 31, 2003, 2002 and 2001, respectively, are included in cost of sales in the Company's Consolidated Statements of Income.

         In connection with the Company's metformin extended-release product, milestones of $2,000 and $3,000 may be due to Sandoz upon FDA product approval and product launch, respectively. Additionally, in connection with future sales of the product, the Company will pay royalties to Sandoz for five years with certain guaranteed minimum and maximum royalties.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain of its corporate and subsidiary executive officers. These agreements generally provide, among other things, that if the employment of the named executive is terminated by the Company without cause or if there is a change in control of the Company, the Company may be required to make a lump sum payment to such executive, ranging from 50% to 300% of the named executive's annual compensation, and the named executive officer may vest in full on certain installments of shares under stock option and restricted stock units agreements. In February 2004, Richard J. Lane resigned as the Company's Chief Executive Officer and is entitled to severance and the continuation of benefits for an 18-month period, which will be accrued in the first quarter of 2004.

         VALMED PHARMACEUTICALS, INC. ("VALMED") PROFIT SHARING ARRANGEMENT

         In 2000, upon acquiring Valmed, the Company entered into a profit sharing agreement, which ends in March 2004, with several former shareholders of Valmed, who are current Andrx employees. Under the terms of the agreement, the individuals earned profit sharing payments of $1,688, $1,611 and $1,239 in 2003, 2002 and 2001, respectively, which is included in SG&A, based upon pretax profits generated by Valmed, as defined.

         CAPITAL LEASES

         The Company leases automobiles and computer equipment under capital leases, which expire at various dates through 2007. The following schedule summarizes future minimum lease payments required under non-cancelable capital leases with terms greater than one year, as of December 31, 2003:


    2004                                                                                $     981
    2005                                                                                      863
    2006                                                                                      729
    2007                                                                                       24
                                                                                          -------
  Total minimum lease payments                                                              2,597
  Imputed interest                                                                          (166)
                                                                                          -------
  Present value of net minimum lease payments                                               2,431
  Current portion (included in accrued expenses and other liabilities)                       (901)
                                                                                          -------
  Long-term portion of capital lease obligations
       (included in obligations under capital leases and other obligations)               $ 1,530
                                                                                          =======


                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         Assets recorded under capital leases are included in property, plant and equipment, net as follows:


                                                   December 31,
                                           -------------------------
                                             2003             2002
                                           -------           -------
         Computer equipment                $   675           $   675
         Automobiles                         2,533             1,299
                                           -------           -------
                                             3,208             1,974
         Accumulated amortization           (1,026)             (197)
                                           -------           -------
                                           $ 2,182           $ 1,777
                                           =======           =======

         OPERATING LEASES

         The Company leases manufacturing, laboratory, warehouse and office space and various equipment under operating leases which expire at various dates through 2017. The following schedule summarizes future minimum lease payments required under non-cancelable operating leases with terms greater than one year as of December 31, 2003:


                                                                          Minimum Lease
                                  Total Obligation       Sublease         Payments, Net
                                  ----------------       --------         -------------
               2004                   $ 12,003           $   (690)          $ 11,313
               2005                     11,370               (719)            10,651
               2006                     10,156               (721)             9,435
               2007                      9,560               (728)             8,832
               2008                      7,781               (791)             6,990
               Thereafter               25,258             (2,317)            22,941
                                      --------           --------           --------
                                      $ 76,128           $ (5,966)          $ 70,162
                                      ========           ========           ========


         Rent expense amounted to approximately $11,800, $11,100 and $5,800 for the years ended December 31, 2003, 2002 and 2001, respectively.

         PURCHASE COMMITMENTS

         The Company had purchase commitments at December 31, 2003, of approximately $130,000 for raw material inventories, marketing expenses and building and construction costs associated with the renovation of the Company's manufacturing facilities in North Carolina.

         Pursuant to the Company's supply and distribution agreement with Pfizer for Cardura XL, Andrx agreed to purchase certain annual minimum quantities of this product at an established price for the first three years following FDA approval of the product, totaling approximately $150,000, and to provide a minimum number of annual physician details during the term of the agreement.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


(12)     RELATED PARTY TRANSACTIONS


         In February 1993, the Company entered into a royalty agreement with Dr. Chen, the Company's former Co-Chairman and Chief Scientific Officer, which provides for royalties to Dr. Chen on the sales of Andrx's generic version of Cardizem CD, for which the Company received final FDA approval in July 1998. In August 1998, the Company amended that royalty agreement to account for the various contingencies presented by the stipulation (see Note 16). Royalties paid to Dr. Chen of $3,811, $3,330 and $4,238 for the years ended December 31, 2003, 2002 and 2001, respectively, were based on 3.33% of the net sales of Cartia XT, as defined. Such royalties are included in SG&A in the accompanying Consolidated Statements of Income.

         In December 2001, the Company entered into an asset purchase agreement with Athlon Pharmaceuticals, Inc. ("Athlon"). Athlon's primary shareholder is a former employee of Andrx and the former primary shareholder of CTEX. Under the terms of the agreement, Andrx sold to Athlon trademarks, equipment, licenses and permits, marketing materials and packaging supplies related to certain products originally acquired in the January 2001 CTEX acquisition. In return, Andrx received $2,000 in cash and recorded a net pre-tax gain of approximately $117 for the year ended December 31, 2001. Additionally, the Company recorded $537 for the year ended December 31, 2003 in royalty revenues from the net sales of certain of these products.

         Andrx entered into an Executive Suite License Agreement with Arena Operating Company, LTD for the lease of a suite at the Office Depot Center ("ODC"), formerly known as the National Car Rental Center, where the Florida Panthers of the National Hockey League play their home games and numerous other events are held. Andrx's former Co-Chairman of the Board and Chief Executive Officer, Alan P. Cohen, is directly or indirectly the principal beneficial owner of Panthers Hockey LLLP, the entity which directly or indirectly owns the Florida Panthers and manages the ODC. Additional limited partners of the Florida Panthers include Dr. Elliot F. Hahn, current Chairman Emeritus and a Director, and Steven Cohen, current Vice President of an Andrx subsidiary. The lease has a one-year term, but automatically renews for successive one-year periods unless either party provides written notice of its intent to cancel such renewal prior to March 1 of the contract year. The Company paid approximately $130 to the ODC in 2003.

         In the normal course of its distribution operations, the Company purchases finished good inventories from various companies, including Ranbaxy Pharmaceuticals and Able Laboratories, Inc. During 2001, Ranbaxy purchased the assets of HMS Sales and Marketing, Inc. ("HMS"), which is wholly-owned by Lawrence J. Dubow, a current Andrx director, and his immediate-family. Following the asset sale, HMS has rendered consulting services to Ranbaxy. For the years ended December 31, 2003, 2002 and 2001, the Company purchased finished goods inventories of $41,287, $16,366 and $7,245, respectively, from Ranbaxy. Dr. Elliot F. Hahn, the Company's Chairman Emeritus and a current Andrx director, became a member of Able's Board of Directors on April 10, 2003. For the year ended December 31, 2003, the Company purchased finished goods inventories of $9,500 from Able.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)

         The Company licenses certain software for regulatory compliance and training materials with respect to current Good Manufacturing Practices (cGMP) from LearnWright, Inc., in which Dr. Mel Sharoky, an Andrx director, is the majority owner and a LearnWright director and Angelo C. Malahias, the Company's President, is a LearnWright director. Licensing fees and out-of-pocket expenses paid to LearnWright, Inc. for 2003 and 2002 were $18 and $7, respectively.

         In June 2003, the Company's brand operations entered into an arrangement with Riverworks Healthcare Communications, LLC ("Riverworks") to provide advertising and promotional services. Subsequent to June 2003, the son-in-law of Richard J. Lane, the Company's then-CEO and director, became employed by a company affiliated with Riverworks. After Mr. Lane resigned as the Company's CEO and as a director, the Company entered into a written agreement with Riverworks. Either party may terminate that agreement on 60 days notice, and the Company will only be responsible for payment related to actual fee hours and expenses incurred by Riverworks. The Company recorded an expense of $514, included in SG&A, for the year ended December 31, 2003.

Andrx and certain of its executive officers and directors may have investment accounts at the same financial institutions as the Company.

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

         On January 23, 2001, Andrx completed its acquisition of CTEX, issuing 291,400 shares of Andrx common stock.

         On April 2, 2001, the Company completed its acquisition of Mediconsult in a stock-for-stock merger, whereby each share of Mediconsult common stock was exchanged for .0358 shares of Cybear Common Stock. Accordingly, a total of 2,942,000 shares of Cybear Common Stock (which was converted into 28,400 shares of Andrx Common Stock) were issued in connection with this transaction, with a total market value of approximately $4,765.

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

         In 2003 and 2002, the Company issued a total of 100,200 and 89,100, respectively, in connection with the Company's employee stock purchase plan.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)

         In 2003 and 2002, the Company granted a total of 187,500 and 260,000 restricted stock units with a net value of $2,710 and $6,820, respectively. Each unit represents the right to acquire one share of Andrx common stock. The value of the restricted stock units is being amortized on a straight-line basis over the respective service periods and is included in SG&A. For the years ended December 31, 2003 and 2002, $1,474 and $295, respectively, were included in SG&A pertaining to the amortization of these restricted stock units.

         The Company's former CEO, Richard J. Lane, in accordance with the terms of his employment agreement, is entitled to receive, upon the termination of his employment and his agreement to certain non-compete, non-solicitation and other conditions, 16,667 shares of Andrx common stock, representing the vested portion of the 100,000 restricted stock units he was originally granted.

         The Company's Board of Directors adopted a stockholder rights plan ("the Rights Plan") in March 2003. The Rights Plan has certain anti-takeover provisions that may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors. Under the Rights Plan, each stockholder is issued one right to acquire one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $70.00, subject to adjustment, for each outstanding share of Andrx Common Stock they own. These rights are only exercisable if a single person or company acquires 15% or more of Andrx Common Stock, or if an announced tender or exchange offer would result in 15% or more of the Andrx Common Stock being acquired. If the Company were acquired, each right, except those of the acquirer, would entitle its holder to purchase the number of shares of Andrx Group Common Stock in the Company having a then-current market value of twice the exercise price of the right. In addition, if the Company becomes involved in a merger or other business combination where (1) the Company is not the surviving company, (2) the Company's common stock is changed or exchanged, or
(3) 50% or more of the Company's assets or earning power are sold, then each right, except those of the acquirer, would be exercisable for common stock of the acquiring corporation having a market value of twice the exercise price of the right. In addition, the Board of Directors has the option of exchanging all or part of the rights for an equal number of shares of common stock. The Company may redeem the rights for $0.01 per right at any time prior to a triggering acquisition and, unless redeemed earlier, the rights would expire on March 20, 2013.

 (14)    STOCK-BASED COMPENSATION

         In September 2000, shareholders approved the Company's 2000 Stock Incentive Plan (the "2000 Plan"), which allows for the issuance of up to 12,000,000 shares of Andrx Common Stock. Under the provisions of the 2000 Plan, the Company's Board of Directors or its compensation committee (the "Andrx Committee") is authorized to grant stock options of Andrx Common Stock to employees, consultants or advisors of the Company. The terms for, and exercise price at which any stock option may be awarded, is to be determined by the Andrx Committee. Prior to the approval of the 2000 Plan, the Company operated under the 1993 Stock Incentive Plan, as amended, which allowed for the issuance of up to 8,000,000 shares of Andrx common stock in the form of restricted stock units, stock appreciation rights and other performance-based awards.

         In July 2001, Andrx stockholders approved the adoption of an employee stock purchase plan. The number of shares available for purchase by participating employees under the plan is 400,000. In June 2003, stockholders approved an amendment to increase the number of shares eligible under the plan to 650,000. As of December 31, 2003, 460,700 shares remain available for future issuances.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         In June 2003, Andrx received approval from its stockholders to amend the 2000 Plan, to among other things, (i) allow the granting of restricted stock units, stock appreciation rights, and other performance-based awards (collectively, "Other Awards"), in addition to stock options and (ii) prohibit option re-pricing and the issuance of options at per share exercise prices less than fair market value. Other Awards may not in the aggregate exceed 1,500,000 shares of Andrx Common Stock. The June 2003 amendment did not affect the 12,000,000 shares authorized for issuance under the 2000 Plan, approved by shareholders in September 2000.

      A summary of the plan activity is as follows:


      ANDRX COMMON STOCK


                                                        Outstanding                                             Exercisable
                           -----------------------------------------------------------------------     -----------------------------
                              Number of                      Exercise Price Per Share                                     Wtd. Avg.
                            Shares Under       ---------------------------------------------------                        Exercise
                               Option               Low                High           Wtd. Avg.            Shares           Price
                           ----------------    ---------------    ---------------   --------------     ---------------    ---------
December 31, 2000           5,965,385           $    1.62           $   85.00         $   22.49           2,492,535       $    6.13

Granted                     1,961,258               49.00               70.85             64.05
Exercised                    (880,736)               1.80               58.50             10.29
Forfeited                    (133,785)               8.22               85.00             40.74
                           ----------

December 31, 2001           6,912,122                1.62               85.00             35.49           2,747,798           13.88

Granted                     1,550,777               17.94               45.50             34.67
Exercised                    (863,495)               1.62               47.83              5.02
Forfeited                  (1,167,404)               6.82               85.00             56.38
                           ----------

December 31, 2002           6,432,000                1.62               85.00             35.96           2,932,891           25.37

Granted                     2,349,998                8.85               35.63             18.52
Exercised                    (730,150)              22.17                1.62              4.60
Forfeited                  (1,573,254)               3.49               85.00             33.71
                           ----------

December 31, 2003           6,478,594           $    2.74           $   85.00         $   33.71           3,024,878       $   34.37
                           ==========           =========           =========         =========           ==========      =========


                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)




                               Options Outstanding                                           Exercisable Options
                               At December 31, 2003                                         At December 31, 2003
   -------------------------------------------------------------------------------      ------------------------------
       Range of                  Number of        Weighted Avg.      Weighted Avg.                       Weighted Avg.
       Exercise                    Shares        Remaining Life         Exercise                           Exercise
        Prices                  Under Option        (Years)             Price            Shares             Price
   --------------               ------------     --------------      -------------     ----------        -------------
   $ 2.74 - $15.48                1,633,294           5.65              $10.84            803,600          $  7.75
    15.91 -  20.40                1,087,521           7.07               17.18            399,936            16.71
    20.57 -  35.63                1,245,140           6.33               26.84            620,683            28.07
    44.86 -  58.50                1,123,259           7.27               49.11            394,597            51.27
    62.19 -  70.85                1,330,280           7.57               66.57            770,782            65.49
    77.73 -  85.00                   59,100           6.76               82.66             35,280            82.55
                                  ---------                                             ---------
                                  6,478,594                             $33.71          3,024,878          $ 34.37
                                 ==========                                             =========


         As of December 31, 2003, approximately 6,432,000 shares of Andrx Common Stock remain available for future grants under the 2000 Plan.

         In connection with the Conversion, Cybear Common Stock options were converted into Andrx stock options at an exchange rate of .00956. Given the immateriality of the number of converted options and their exercise price, which is significantly in excess of the current market price and the historical range of Andrx's stock trading price, such options to acquire a total of approximately 2,900 shares of Andrx Common Stock with exercise prices ranging from $314 to $18,500 per share are excluded from the above tables.

(15)     401(K) PLANS

         In February 1995, the Company adopted a 401(k) defined contribution retirement plan covering substantially all of its employees. Monthly contributions to the retirement plan are made by the Company based upon the employees' contributions to the plan. In February 2001, the Cybear 401(k) Plan was merged with the Andrx 401(k) Plan.

         For the years ended December 31, 2003, 2002 and 2001, the Company contributed $1,600, $1,223 and $1,156, respectively, to the 401(k) retirement plans.

(16)     LITIGATION AND CONTINGENCIES

         See Note 17 for charges related to certain legal claims asserted against the Company.

         PATENT INFRINGEMENT LITIGATION

         Following its submission of Paragraph IV certifications that its ANDA product candidates do not infringe the valid patent rights of the referenced brand product, Andrx anticipates that patent infringement litigation will be commenced against it. Unless Andrx commences selling its ANDA product before such litigation has been concluded, Andrx should not incur any substantial damages in connection with these types of litigation cases, which currently include:

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         NAPROXEN SODIUM (NAPRELAN)

         In 1998, Andrx filed an ANDA seeking approval from FDA to market naproxen sodium, its generic version of Naprelan. Elan sued Andrx for patent infringement in October 1998. The matter was tried in the U.S. District Court for the Southern District of Florida and on March 14, 2002, the court issued an order of final judgment in favor of Andrx invalidating the patent in controversy. Elan filed a motion, asking the court to reconsider and reverse its invalidity ruling and Andrx filed a motion asking that the court issue a ruling on Andrx's defenses of non-infringement. On March 24, 2003, the court entered an order denying both Elan's motion for reconsideration and Andrx's motion to amend the judgment. Elan has appealed the district court's opinion invalidating its patent, and Andrx has appealed the district court's order dismissing its antitrust counterclaims and for certain other matters. As Andrx believes that its product does not infringe any valid patent, it commenced selling its generic version of Naprelan. If the court were to ultimately determine that the Elan patent is valid and that the Andrx product infringes such patent, Andrx could be subject to damages.

         PAROXETINE HYDROCHLORIDE (PAXIL)

         The Company filed an ANDA seeking FDA approval to market paroxetine hydrochloride 40mg, the Company's generic version of Paxil 40mg, and in June 2001, SmithKline Beecham Corporation and Beecham Group plc ("SmithKline") sued the Company, and our raw material supplier, in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement. The Company later amended its ANDA to add the 10mg, 20mg and 30mg strengths of paroxetine hydrochloride and in November 2003, SmithKline filed a new infringement complaint against the Company in the United States District Court for the Eastern District Pennsylvania in connection with those lower strengths. These cases and several other cases related to other companies' ANDAs for generic versions of Paxil have been consolidated for pre-trial discovery purposes only.

         VALPROATE (DEPAKOTE)

         In December 1999, Andrx filed an ANDA seeking FDA approval to market valproate sodium, a generic version of Depakote. In April 2000, Abbott Laboratories ("Abbott") sued Andrx for patent infringement in the U.S. District Court for the Southern District of Florida in connection with Andrx's ANDA for its generic version of Depakote. As a result of a dispute with the FDA as to what constituted the active ingredient in Andrx's product, Andrx dropped its ANDA and filed a 505(b)(2) application in March 2003. In May 2003, Abbott filed suit against Andrx in connection with Andrx's new application. Both the ANDA and NDA cases have been consolidated and the lawsuit pertaining to Andrx's ANDA product was dismissed without prejudice. Consequently, the trial will only pertain to Andrx's NDA product.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         BUPROPION HYDROCHLORIDE (WELLBUTRIN SR/ZYBAN)

         In June 1999, Andrx filed an ANDA seeking FDA approval to market bupropion hydrochloride, its generic versions of Wellbutrin SR/Zyban. In September 1999, Glaxo SmithKline ("Glaxo") filed suit against Andrx in the U.S. District Court for the Southern District of Florida, claiming patent infringement. In February 2002, the U.S. District Court for the Southern District of Florida granted Andrx's motion of summary judgment of non-infringement for Wellbutrin SR/Zyban and denied Glaxo's cross-motion for summary judgment. Glaxo appealed the district court's decisions and in September 2003, the U.S. Court of Appeals for the Federal Circuit vacated the summary judgment in favor of Andrx and remanded the case back to the U.S. District Court for the Southern District of Florida for further proceedings.

         FOSINOPRIL SODIUM AND FOSINOPRIL HCTZ (MONOPRIL AND MONOPRIL HCT)

         In February 2003, Andrx filed ANDAs seeking FDA approval to market fosinopril sodium tablets that are generic to Monopril and fosinopril sodium hydrochlorathiazide tablets that are generic to Monopril HCT. On April 10, 2003, Britol-Myers Squibb Company and E.R. Squibb and Sons, LLC filed identical suits against Andrx in the U.S. District Court for the Southern District of New York and Florida for alleged patent infringement. The New York action has been dismissed and transferred to Florida. Trial is scheduled to commence in April 2004.

         METOPROLOL SUCCINATE (TOPROL XL)

         In 2003, Andrx filed an ANDA seeking FDA approval to market metoprolol succinate extended-release tablets in 50mg strength, a generic version of Toprol XL. In February 2004, AstraZeneca AB, Aktiebolaget Hassle and AstraZeneca LP sued Andrx for patent infringement in the U.S. District Court for the District of Delaware.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)



         CARDIZEM CD ANTITRUST LITIGATION

         Beginning in August 1998, several putative class action lawsuits were filed against Andrx and Aventis, arising from a 1997 stipulation entered into between Andrx and Aventis in connection with a patent infringement suit brought by Aventis with regard to its product, Cardizem CD. The actions pending in federal court have been consolidated for multi-district litigation purposes in the U.S. District Court for the Eastern District of Michigan. The complaint in each action alleges that Andrx and Aventis, by way of the 1997 stipulation, engaged in alleged state antitrust and other statutory and common law violations that allegedly gave Aventis and Andrx a near monopoly in the U.S. market for Cardizem CD and a generic version of that product. According to the complaints, the monopoly possessed by the defendants enabled Aventis to perpetuate its ability to fix the price of Cardizem CD at an artificially high price, free from generic competition, with the result that direct purchasers such as pharmacies, as well as indirect purchasers such as medical patients who have been issued prescriptions for Cardizem CD, are forced to overpay for the drug. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 2000, the District Court granted summary judgment to plaintiffs, finding that the 1997 stipulation was a per se violation of antitrust laws. Aventis and Andrx appealed the judgment to the U.S. Court of Appeals for the Sixth Circuit. In June 2003 the U.S. Court of Appeals for the Sixth Circuit affirmed the district court's order that determined that the 1997 Stipulation and Agreement between Andrx and Aventis was a per se violation of the federal antitrust laws. Andrx is seeking legal review by the U.S. Supreme Court.

         On May 14, 2001, the State Attorneys General for the states of New York and Michigan, joined by 13 additional states and the District of Columbia, filed suit against Andrx and Aventis in the same federal court in which the above described consolidated Cardizem CD antitrust class action litigation is being conducted. The attorneys general's suit is brought on behalf of their government entities and consumers resident in their jurisdictions who allegedly were damaged as a result of the 1997 Stipulation. Subsequently, an amended complaint was filed, adding 12 additional states and Puerto Rico to the action. The lawsuit essentially reiterates the claims asserted against Andrx in the aforementioned Cardizem CD antitrust class action litigation and seeks the same relief sought in that litigation.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)



         In addition to the consolidated proceedings in the U.S. District Court for the Eastern District of Michigan, there are two actions pending in state courts in Florida and two actions pending in state courts in Kansas. These actions are currently stayed.

         On November 26, 2002, the Court approved a settlement between the direct purchasers and Andrx and Aventis. In January 2003, Andrx announced it had reached a settlement with the indirect purchasers and state attorneys general. On October 21, 2003, the district court granted final approval of the proposed settlement between Andrx and Aventis and the indirect purchasers class and the state attorney general plaintiffs for all 50 states. This order is currently on appeal, purportedly on behalf of a class of Tennessee residents, which Andrx is opposing.

         In addition to that appeal, the remaining claims in this litigation are the claims of four Blue Cross Blue Shield entities that chose to opt-out from the indirect purchaser class settlement; and the claims of the various retail chain customers who chose to opt-out from the direct purchaser class settlement. The Company is attempting to resolve the claims of these other two opt-out plaintiffs on reasonable terms and conditions. If not settled, Andrx anticipates that these matters may take several years to be resolved but an adverse judgment could have a material adverse effect on Andrx's business and consolidated financial statements.

         TIAZAC RELATED SECURITIES CLAIMS

         Several securities fraud class action complaints were filed in March 2002, alleging that Andrx and certain of its officers and directors engaged in securities fraud and/or made material misrepresentations regarding the regulatory status of the Company's ANDA for a generic version of Tiazac. The amended class action complaint sought a class period for those persons or institutions that acquired Andrx common stock from April 30, 2001, through February 21, 2002. In November 2002, the U.S. District Court for the Southern District of Florida granted in part Andrx's motion to dismiss the amended consolidated class action complaint and determined that all but one of the statements allegedly made in violation of the federal securities laws should be dismissed as a matter of law. The Court's decision reduced the class period to six weeks commencing January 9, 2002, and ending February 21, 2002. The Court also later granted Andrx's motion to strike all allegations of insider trading from the complaint. In December 2003, defendant's motion for summary judgment was granted and a final judgment was entered in favor of defendants. Plaintiffs have filed a notice of appeal of the motion to dismiss and the summary judgment orders. The Company believes that the plaintiffs are unlikely to prevail in their appeal or ultimately on such claims.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         WELLBUTRIN SR/ZYBAN RELATED SECURITIES CLAIMS

         Seven complaints were filed against Andrx and certain of its officers and directors for alleged material misrepresentations regarding the expiration period for Andrx's bioequivalent versions of Wellbutrin SR/Zyban and that Andrx's launch quantities might expire before FDA approval of the product. All of these cases were consolidated and on October 20, 2003, plaintiffs filed a consolidated amended class action complaint in the U.S. District Court for the Southern District of Florida against Andrx and Richard Lane alleging a class period from March 1, 2002 through March 4, 2003.

         OTHER PATENT LITIGATION

         FAMOTIDINE (PEPCID)

         As part of the CARAN joint venture between Andrx and Carlsbad, Carlsbad developed and is manufacturing for distribution by Andrx, famotidine, a generic version of Pepcid. In July 2001, Richter Gedeon Vegyeszeti Gyar RT sued Andrx, Carlsbad and seven other defendants for patent infringement in the U.S. District Court for the Eastern District of New York. Carlsbad has agreed to indemnify Andrx from any liability arising out of this lawsuit. Andrx understands that the parties to that litigation are working on settlement terms.

         LEMELSON PATENT LITIGATION

         On November 23, 2001, the Lemelson Medical, Education & Research Foundation, LP filed an action in the U.S. District Court for the District of Arizona alleging patent infringement against Andrx and others involving "machine vision" or "computer image analysis." On March 20, 2002, the court stayed the proceedings, pending the resolution of another suit that involves the same patents, but does not involve Andrx. On January 23, 2004, the United States District Court for the District of Nevada issued an order determining that certain Lemelson patents, including the patents asserted against the Company, were unenforceable. The Lemelson Foundation has moved to amend or alter the judgment entered in that case. The Company is not in a position to determine the ultimate outcome of this matter but an adverse judgment could have a material adverse effect on Andrx's business and consolidated financial statements.

         ALTOCOR TRADEMARK OPPOSITION AND TRADEMARK INFRINGEMENT LITIGATION

         On August 13, 2003 Kos Pharmaceuticals, Inc. ("Kos") filed a complaint in the U.S. District Court for the District of New Jersey alleging trademark infringement and unfair competition and seeking to enjoin Andrx from using the Altocor name. On September 18, 2003, the district court denied Kos' motion for preliminary injunction. Kos has appealed this decision to the U.S. Court of Appeals for the Third Circuit. This matter is set for hearing on March 9, 2004. The foregoing proceeding is separate from the proceeding pending before the US Patent and Trademark Office ("USPTO") with respect to Kos' trademark opposition to Andrx's Altocor trademark. Kos has filed a motion to suspend the USPTO proceeding in light of its lawsuit, but the USPTO has not ruled on Kos' motion. Though the Company is not in a position to determine the ultimate outcome of this matter, customer loyalty associated with the Altocor name could be lost if Andrx were required to change the name of its product.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         PPA LITIGATION


         Beginning in October 2001, a number of product liability lawsuits were filed against Andrx and others for personal injuries allegedly arising out of the use of phenylpropanolamine (PPA). The actions have been consolidated and transferred to the U.S. District Court for the Western District of Washington. Andrx was named in the suits because of its Entex product line, which it acquired from Elan in June 2001. While PPA was at one time contained in Elan's Entex products, Andrx reformulated the Entex products containing PPA upon their acquisition from Elan, and eliminated PPA as an active ingredient in the products. Andrx believes that it will be fully indemnified by Elan for the defense of all such cases and for any liability that may arise associated with the products it purchased from Elan. Several of these cases have been voluntarily dismissed by the plaintiffs.

         ALPHARMA BREACH OF CONTRACT LITIGATION

         On September 26, 2003, Alpharma USPD Inc. filed a complaint against one of Andrx's subsidiaries (Armstrong) in the United States District Court for the Southern District of New York. Alpharma alleges that the contractual breach by Armstrong resulted in the recall of Epinephrine Mist, a product manufactured by Armstrong for Alpharma. In the complaint, Alpharma seeks to recover $18,000 in damages for breach of contract, $17,400 in damages for negligent misrepresentations, (many of which preceded Andrx's involvement), and $50,000 in punitive damages. Andrx believes that at least part of the cause of the recall is attributable to Alpharma. Andrx also believes that it is entitled to indemnification for at least part of these claims from Celltech Manufacturing, Inc. ("Celltech") formerly known as Medeva Pharmaceuticals Manufacturing, Inc., from whom Andrx purchased Armstrong in March 2001. On January 22, 2004, Alpharma filed an amended complaint, which added the Company and Celltech as additional named defendants. The Company disputes both the basis for liability and the amount of damages owed, but is not in a position to determine the ultimate outcome of this matter.

         BURNETT EMPLOYMENT DISPUTE

         On October 19, 1993, Terrill Hill Burnett, a former employee of POL, filed an action in the U.S. District Court for the Southern District of New York against POL and some of the original shareholders thereof, alleging POL breached her employment contract, securities and common law fraud with respect to the sale of shares of common stock, breach of fiduciary duty, negligent misrepresentation and gender discrimination, and seeking damages in excess of $1,000, plus punitive damages. The District Court has dismissed all of these claims, except those for breach of contract and damages based on quantum meruit. POL's motion for partial summary judgment regarding the issue of damages has been denied and trial is tentatively set for May 2004. The Company does not believe Ms. Hill will prevail in her claims for damages in a material amount, but the Company is not in a position to determine the ultimate outcome of this matter.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)

         CONCLUDED LITIGATION MATTERS

         OMEPRAZOLE (PRILOSEC)

         In 1998, Andrx filed an ANDA seeking approval from the FDA to market omeprazole, its generic version of Prilosec. In May 1998, Astra filed suit under the provisions of the Waxman-Hatch Amendments alleging patent infringement. The matter was tried in the U.S. District Court for the Southern District of New York along with the consolidated claims of three other ANDA applicants. In October 2002, the court entered an order and an opinion finding that Astra's `505 and `230 patents are valid and that the generic versions of Prilosec developed by Andrx, Genpharm Inc. ("Genpharm") and Cheminor Drugs Ltd ("Cheminor") infringe those patents. The court also determined that the generic version of Prilosec developed by KUDCo does not infringe the two patents. The court specifically deferred ruling on the `281 patent that was asserted solely against Andrx's product, and has not issued any opinion on Astra's claims for willful infringement of the `505 and `230 patents or on Astra's request for attorneys' fees. Andrx appealed the district court's opinion to the Federal Circuit Court of Appeals and on December 11, 2003, the Federal Circuit affirmed the district court's opinion that Astra's patents are valid and infringed by the products developed by Andrx, Genpharm and Cheminor. Following the district court decision, but well before the appellate court decision, Astra advised the District Court that it believes it may be entitled to damages as a result of Andrx's decision to build an inventory of its product prior to the court's determination. Since that statement was made, Andrx is unaware of any effort on the part of Astra to enforce such claims.

         LORATADINE (CLARITIN-D 24/REDITABS/D 12)

         Andrx filed ANDAs with FDA seeking approval for its generic versions of Claritin-D 24, Claritin Reditabs and Claritin-D 12 in September 1999, September 2000 and July 2001, respectively. Schering-Plough Corporation ("Schering") sued Andrx in the U.S. District Court for New Jersey claiming that Andrx's ANDA for Claritin-D 24 infringed two of its patents, a metabolite patent and a formulation patent, and with respect to Claritin Reditabs and D 12, claiming infringement only of the metabolite patent. The district court entered final summary judgment in favor of Andrx with respect to the metabolite patent, finding the patent invalid. Schering appealed that judgment and in August 2003, the federal circuit affirmed the lower court's opinion. This decision is final with respect to the formulation patent at issue for the D 24 product, in October 2003, the parties reached a settlement calling for the dismissal of the litigation, with prejudice and the payment of a non-material amount by Andrx.

         GLIPIZIDE (GLUCOTROL XL)

         Andrx filed an ANDA for its generic version of Glucotrol XL in April 2001, and in July 2001, was sued in the U.S. District Court for the Southern District of Florida by Pfizer and Alza for alleged infringement of several patents. In September 2003, the parties reached a settlement and entered into a sublicense/supply agreement. As a result of this settlement, all claims by Pfizer and Alza against Andrx were dismissed.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)

         MIRTAZAPINE (REMERON)

         In December 2001, Andrx filed an ANDA seeking FDA approval to market mirtazapine, its bioequivalent version of Remeron. In April 2002, Organon, Inc. and Akzo Nobel N.V. filed suit against Andrx for patent infringement in the U.S. District Court for the Southern District of Florida. In 2003, the claims against Andrx were dismissed, with prejudice.

         NICEBID BREACH OF CONTRACT CLAIMS

         In October 2001, Nicebid.com, LLC served a demand for arbitration of its claims against Cybear in connection with web design and web hosting services arising out of an agreement between Nicebid and a company acquired by Cybear. Nicebid asserts claims for breach of contract and warranty, negligence, fraudulent inducement, fraud and NJ Consumer Fraud Act violations and claims damages for lost profits exceeding $7,000, punitive damages and attorneys' fees and costs. In August 2003, the Company settled this matter for an immaterial amount.

         TIAZAC DERIVATIVE CLAIMS

         In October 2002, two shareholder derivative complaints related to the Tiazac class action referred to above were filed against certain current and former officers and directors of Andrx, as well as Andrx (as a nominal defendant), in the Circuit Court of Broward County, Florida. These complaints alleged that, during the period from May 2001 through November 2001, the individual defendants were in possession of material non-public information relating to the regulatory status of Andrx's ANDA for a generic version of Tiazac and used such information to sell shares of Andrx common stock at prices higher than they could have obtained had the information been made public, thereby reaping insider trader profits. The complaints seek the imposition of a constructive trust in favor of Andrx for the more than $204,000 in profits that the individual defendants received from their allegedly illegal sales of Andrx stock during such period. As a result of the summary judgment in favor of Andrx in the Taztia securities fraud litigation, plaintiffs voluntarily dismissed this action in 2004.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)

         SEC INVESTIGATION

         In February 2001, the Southeast Regional Office of the SEC commenced a formal private investigation of Cybear, which focused on Cybear's revenue reporting, disclosure and internal controls in 1999 and 2000 with respect to Cybearclub LC, a joint venture between Andrx and Cybear intended to promote the distribution of certain healthcare products through the Internet. The Cybear matter involved whether approximately $1,300 in revenue, representing approximately $27 in gross profit, should properly have been recognized by Cybear. In an administrative Order, to which the Company consented without admitting or denying the SEC's findings, the SEC found that, although senior management of both Andrx and Cybear had consulted with the Company's then auditors concerning this issue prior to Cybear's reporting of that revenue in its Form 10-Q for the quarterly period ended June 30, 2000, that revenue should not have been recognized by Cybear. In a separate matter addressed in the same consent Order, the SEC found that the Company's allowance for doubtful accounts receivable was understated due to the unauthorized actions of a single employee who had altered certain of the Company's accounts receivable records. Without admitting or denying the SEC's findings with respect to these two matters, in May 2003, the Company agreed to cease and desist from future violations of the books and records, internal controls and proxy solicitation provisions of the securities laws and, on behalf of Cybear, to pay a $100 penalty.

         TAX MATTERS

         The Company is currently under audit by the Internal Revenue Service for the years 1999 to 2002. Despite the Company's belief that its tax return positions are supportable, it is the Company's policy to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. While it is difficult to predict the final outcome of any particular tax matter, Management believes that the company's tax reserves are adequate. The tax reserves are analyzed periodically and adjustments are made to the tax reserves, as events occur to warrant such adjustment. The Company's effective tax rate and cash flows could be materially impacted by the ultimate resolution of its tax positions.

(17)     LITIGATION SETTLEMENTS AND OTHER CHARGES

         Litigation settlements and other charges consist of the following:


                                                                     Years Ended December 31,
                                                              -----------------------------------------
                                                                2003            2002             2001
                                                              -------          -------          -------
Litigation settlement charge and legal claims                 $ 8,750          $65,000          $    --
POL goodwill and intangible impairment                             --            7,833               --
Reorganization goodwill impairment                                 --               --            9,313
Ft. Washington, PA, Boca Raton, FL and Tarrytown, NY
     leases charge                                                 --               --            1,722
Computer software license impairment                               --               --            1,742
Telegraph goodwill impairment                                      --               --            1,982
                                                              -------          -------          -------
                                                              $ 8,750          $72,833          $14,759
                                                              =======          =======          =======



         In 2003 and 2002, Andrx recorded charges of $8,750 and $65,000, respectively, related to various previously disclosed legal claims, as well as a negotiated settlement of an obligation to one of the Company's law firms with respect to Andrx's generic version of Tiazac in 2003.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         In 2002, Andrx recorded a charge of $7,833 for impairment of goodwill and intangible assets related to POL assets. Such charge was the result of management's decision in the fourth quarter of 2002, not to commit additional resources to POL and an evaluation of the related goodwill and intangible assets. As a result, management believes that the future benefits previously associated with this transaction no longer exist under Andrx's current operations. Andrx sold POL on December 23, 2003 (see Note 4).

         In 2001, Cybear wrote off the remaining $9,313 of goodwill established in the September 2000 Reorganization. Such writeoff was the result of an evaluation of the Reorganization goodwill in consideration of, among other things, Cybear Group's business subsequent to the Reorganization. As a result, the future benefits previously associated with the Reorganization goodwill no longer existed.

         In 2001, Cybear recorded an allowance of $1,722 associated with an estimated loss that Cybear expected to incur in subleasing all or portions of its Fort Washington, PA, Tarrytown, NY and Boca Raton, FL facilities.

         In 2001, Cybear wrote off $1,742 for certain computer software licenses that Cybear no longer intends to market or to commercialize.

         In 2001, Cybear wrote off the remaining $1,982 of goodwill established with the acquisition of Telegraph Consulting Corporation ("Telegraph") in 1999. Such write-off was the result of an evaluation of the Telegraph goodwill in consideration of, among other things, the Company's Internet business strategy and the acquisition of Mediconsult (see Note 4). As a result, the future benefits previously associated with the Telegraph goodwill no longer existed.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


(18)     SELECTED QUARTERLY DATA (UNAUDITED)



                                                                                               2003
                                                                      --------------------------------------------------------
                                                                      March 31,       June 30,    September 30,   December 31,
                                                                      ---------      ---------    -------------   ------------
Distributed products revenue                                          $ 154,617      $ 161,506      $ 168,334      $ 172,641
Andrx products revenue                                                   48,432         76,679         74,489        102,052
Licensing and royalties                                                  31,013         33,054          9,588          6,425
Cost of goods sold                                                      159,033        171,693        170,196        199,479
Litigation settlements and other charges                                     --          7,500             --          1,250
Net income                                                                6,356         14,477         11,741         15,603
Total net income allocated to Andrx Group                                 6,356         14,477         11,741         15,603
Basic net income per share of Andrx Group common stock                     0.09           0.20           0.16           0.22
Diluted net income per share of Andrx Group common stock                   0.09           0.20           0.16           0.21






                                                                                               2002
                                                                      --------------------------------------------------------
                                                                      March 31,       June 30,    September 30,   December 31,
                                                                      ---------      ---------    -------------   ------------
Distributed products revenue                                          $ 127,045      $ 121,502      $ 133,020      $ 153,051
Andrx products revenue                                                   54,536         55,770         53,391         45,710
Licensing and royalties                                                     114            102            193         16,931
Cost of goods sold                                                      126,517        129,888        178,405        185,259
Litigation settlements and other charges                                     --         60,000             --         12,833
Net income (loss)                                                         4,513        (31,334)       (33,084)       (31,912)
Total net income (loss) allocated to Andrx Group                          8,395        (29,798)       (33,084)       (31,912)
Basic net income  (loss) per share of Andrx Group common stock             0.12          (0.42)         (0.47)         (0.45)
Diluted net income (loss) per share of Andrx Group common stock            0.12          (0.42)         (0.47)         (0.45)
Total net loss allocated to Cybear Group                                 (3,882)        (1,536)            --             --
Basic and diluted net loss per share of Cybear Group common stock         (0.58)         (0.23)            --             --



                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         As a result of the Conversion, Cybear business operations have been integrated into Andrx and Andrx currently only has one class of common stock outstanding which includes all of the businesses of Andrx and its subsidiaries. From the Reorganization on September 7, 2000, through the Conversion on May 17, 2002, Andrx allocated its operating results to each class of common stock.

         Earnings (loss) per share are computed independently for each quarter presented.

         In August 2002, Andrx management learned that an employee had made numerous improper entries that affected the adequacy of the Company's allowance for doubtful accounts receivable. Management determined that the Company's provision for doubtful accounts receivable (included in SG&A) was understated from January 1, 1999, through December 31, 2001, by an aggregate of $4,014, of which $2,655 and $1,720 related to the years ended December 31, 2001 and 2000, respectively, and a credit of $361 related to the year ended December 31, 1999. The Company recognized the full amount of the $4,014 prior period misstatement in the second quarter of 2002, as the Company believed it was not material to any period affected. The 2002 financial statements include a $1,417 increase in the provision for doubtful accounts receivable related to this matter for the first and second quarters of 2002. For each of the applicable 2002 unaudited quarterly periods, the misstatement was $888 for the quarter ended March 31, 2002 and $529 for the quarter ended June 30, 2002, both of which were recorded in the second quarter of 2002.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)

         The Company currently operates in the following business segments:

         DISTRIBUTED PRODUCTS

         The Company distributes primarily generic pharmaceuticals manufactured largely by others, as well as the Company, from its Weston, Florida and Columbus, Ohio distribution facilities primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians' offices. Sales are primarily generated through its in-house telemarketing staff and through Andrx's internally developed ordering systems. The distributed products segment's operating results exclude participation in the distribution of Andrx generic products, which are included in the generic product segment. As a result of the Conversion, Cybear's Cybearclub LC joint venture with Andrx, which was formerly included in the Internet segment, is now included in the distributed products business segment.

         GENERIC PRODUCTS

         The Company researches and develops, manufactures and sells generic versions of selected controlled-release brand name pharmaceuticals, utilizing its proprietary drug delivery technologies, as well as generic versions of niche and immediate-release pharmaceutical products, including oral contraceptives. The generic products segment also includes licensing revenues earned under the agreement with KUDCo, and the contract manufacturing activities conducted at Andrx's aerosol manufacturing facility in Massachusetts through October 9, 2003, the date the Massachusetts operation was sold. The generic products segment also includes the equity in earnings (losses) of unconsolidated joint ventures (see
Note 9).

         BRAND PRODUCTS

         The Company commercializes brand name pharmaceuticals in many cases using its controlled-release drug delivery technologies. The brand products segment also includes: (i) fees generated under an agreement with Sandoz for specified brand products, which was terminated in October 2001; (ii) milestones to Sandoz in connection with the termination of such agreement; (iii) sales of products from CTEX, which Andrx acquired on January 23, 2001, which include Histex through June 28, 2002; (iv) gain on sale of Histex product line in June 2002 and the sale of butalbital in 2003; (v) commencing in July 2001, sales of the Entex brand product line; (vi) commencing in November 2001, sales of the Anexsia pain product line; and (vii) commencing July 2002, net sales of Altocor, Andrx's first internally developed brand product.

         CORPORATE AND OTHER

         Corporate and other consists of corporate headquarters, including general and administrative expenses, which include legal costs associated with antitrust matters, litigation settlements charges, interest income, interest expense and income taxes. The Company evaluates the performance of the segments after all intercompany transactions are eliminated. The allocation of income taxes is not evaluated at the segment level.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)

The following table presents financial information by business segment:



                                                              As of or for the Year Ended December 31, 2003
                                         ------------------------------------------------------------------------------
                                         Distributed       Generic           Brand         Corporate
                                           Products        Products         Products        & Other        Consolidated
                                         -----------     -----------      -----------      ---------       ------------
Revenues                                 $   657,098     $   336,197      $    53,043      $        --      $ 1,046,338
Income (loss) from operations                 46,183         130,386          (57,929)         (50,773)          67,867
Equity in earnings of joint ventures              --           5,135               --               --            5,135
Interest income                                   --              --               --            2,242            2,242
Interest expense                                  --              --              127            2,514            2,641
Gain on sale of assets                            --           3,730            1,875               --            5,605
Depreciation and amortization                  4,299          17,848            4,940            1,976           29,063
Purchase of property, plant and equipment      4,102          28,375              994            5,984           39,455
Total assets                                 232,366         365,113           87,956          273,011          958,446





                                                              As of or for the Year Ended December 31, 2002
                                         ------------------------------------------------------------------------------
                                         Distributed       Generic           Brand         Corporate
                                           Products        Products         Products        & Other        Consolidated
                                         -----------     -----------      -----------      ---------       ------------
Revenues                                 $   534,618     $   208,127      $    28,235      $        --      $   770,980
Income (loss) from operations                 31,887         (19,732)         (78,450)        (100,359)        (166,654)
Equity in earnings of joint ventures              --           3,697               --               --            3,697
Interest income                                   --              --               --            5,420            5,420
Interest expense                                  --              --               --              200              200
Gain on sale of assets                            --              --            5,094               --            5,094
Depreciation and amortization                  3,289          12,526            5,488              769           22,072
Purchase of property, plant and equipment     13,916          96,321              808            1,245          112,290
Total assets                                 234,008         289,468           68,136          197,867          789,479




                                                              As of or for the Year Ended December 31, 2001
                                         ------------------------------------------------------------------------------
                                         Distributed       Generic           Brand         Corporate
                                           Products        Products         Products        & Other        Consolidated
                                         -----------     -----------      -----------      ---------       ------------
Revenues                                 $   495,241     $   204,969      $    48,831      $        --      $   749,041
Income (loss) from operations                 34,581         102,504          (55,726)         (24,839)          56,520
Equity in earnings of joint ventures              --           1,025               --               --            1,025
Interest income                                   --              --               --           11,386           11,386
Depreciation and amortization                  2,924           6,954           12,083               78           22,039
Purchase of property, plant and equipment      8,336          64,908            1,149              696           75,089
Total assets                                 194,784         222,045           73,593          298,792          789,214



                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
             (in thousands, except for share and per share amounts)


         For each of the applicable, unaudited quarterly periods, the misstatement to the allowance for doubtful accounts receivable resulting from an employee making improper entries (see Note 18) for the Distributed Products Segment was $803 for the quarter ended March 31, 2002 and $524 for the quarter ended June 30, 2002. The amount of the misstatement attributable to each of the applicable unaudited quarterly periods for the Generic Products Segment was $85 for the quarter ended March 31, 2002 and $5 for the quarter ended June 30, 2002.

--------------------------------------------------------------------------------
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
================================================================================

None.

--------------------------------------------------------------------------------
ITEM 9A. CONTROLS AND PROCEDURES
================================================================================

         As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


                                    PART III

--------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
================================================================================

         Information regarding directors, including information regarding the determination of our Board of Directors concerning the Audit Committee Financial Expert, appearing under the caption "Election of Directors" in our proxy statement for the 2004 annual meeting of stockholders is incorporated by reference.

         Information regarding executive officers is included in Part I on this Form 10-K as permitted by General Instruction G(3).

         We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial officer and our vice president and corporate controller. We will provide the Code of Ethics, without charge, upon request made to Investor Relations at 954-217-4500 or at INVESTOR.RELATIONS@ANDRX.COM.


--------------------------------------------------------------------------------
ITEM 11. EXECUTIVE COMPENSATION
================================================================================

         Information appearing under the caption "Executive Compensation" in our proxy statement for the 2004 annual meeting of stockholders is incorporated by reference.

--------------------------------------------------------------------------------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
================================================================================

         Information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in our proxy statement for the 2004 annual meeting of stockholders is incorporated by reference.

--------------------------------------------------------------------------------
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
================================================================================

         Information appearing under the caption "Certain Relationships and Related Transactions" in our proxy statement for the 2004 annual meeting of stockholders is incorporated by reference.

--------------------------------------------------------------------------------
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
================================================================================

         Information appearing under the caption "Principal Accountant Fees and Services" in our proxy statement for the 2004 annual meeting of stockholders is incorporated by reference.


                                     PART IV

--------------------------------------------------------------------------------
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
================================================================================

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

    (3) Exhibits

Exhibit No.    Description
-----------    -----------------------------------------------------------------

   2.2 Agreement and Plan of Merger and Reorganization dated March 23, 2000 among Andrx Corporation, Cybear, Inc., New Andrx Corporation, Andrx Acquisition Corp., and Cybear Acquisition Corp. (3)

   2.3 Agreement and Plan of Merger dated January 9, 2001, among Andrx Corporation, Mediconsult Acquisition Corp. and Mediconsult.com, Inc. (4)

   3.1         Form of Registrant's Amended and Restated Certificate of
               Incorporation (6)

   3.2         Registrant's Amended and Restated Bylaws dated March 17, 2003
               (23)

   4.1         Specimen Certificate of Andrx Corporation - Andrx Group Common
               Stock (7)

   4.3 Rights Agreement, dated as of March 20, 2003, between Andrx Corporation and American Stock Transfer & Trust Company as rights agent (8)

   4.4 Revised Specimen Certificate of Andrx Corporation - Andrx Group Common Stock (20)

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

   10.15 Lease Agreement related to the premises at 4011 SW 47th Avenue, Ft. Lauderdale, Florida (9)

   10.16 Lease Agreement relating to the premises at 3436 University Drive, Davie, Florida (9)

   10.30 First Amendment to Lease Agreement relating to the premises located at 3436 University Drive, Davie, Florida (10)

   10.31 Third Addendum to Lease between the Registrant and New Town Centre, Ltd., relating to the premises at 4011 S.W. Avenue, Davie, Florida (11)

   10.32 Fourth Addendum to Lease between the Registrant and New Town Commerce Centre, Ltd., relating to the premises at 4011 S.W. 47th Avenue, Davie, Florida (11)

   10.33 Lease by and between Registrant and New Town Commerce Center, Ltd., relating to the premises at 4111 S.W. 47th Avenue, Davie, Florida (11)

   10.34 Amendment to Royalty Agreement between the Registrant and Chih-Ming J. Chen, Ph.D. (12)*

   10.35 Lease Agreement relating to the premises at 500 Blue Lake Drive, Boca Raton, Florida (12)

   10.36 Lease Agreement relating to the premises at 2915 Weston Road, Weston, Florida (12)

   10.39 Lease Agreement relating to the premises at 180 Passaic Avenue, Fairfield, New Jersey (24)

   10.40 Lease Agreement relating to the premises at 5000 Blue Lake Drive, Suite 200, Boca Raton, Florida (13)

   10.41(a) First Amendment to Lease Agreement relating to the premises at 5000 Blue Lake Drive, Suite 200, Boca Raton, Florida (13)

   10.41(b) Second Amendment to Lease Agreement relating to the premises at 5000 Blue Lake Drive, Suite 200, Boca Raton, Florida (13)

   10.42       2000 Stock Option Plan (6)*

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

   10.53 Lease Agreement relating to the premises at 2945 West Corporate Lakes Boulevard, Weston, Florida (15)

   10.54       Amendment to Tax Sharing Agreement (15)

   10.55 Lease Agreement Relating to the premises at 3040 Universal Boulevard, Suite #150, Weston, Florida (15)

   10.59       Termination Agreement with Geneva Pharmaceuticals, Inc. (2) (16)

   10.60       Employment Agreement between the Registrant and Scott Lodin (16)*

   10.61       Employment Agreement between the Registrant and Angelo C.
               Malahias (16)*

   10.62 Separation Agreement between the Registrant and Chih Ming Chen, Ph.D. (16)*

   10.63       Separation Agreement between the Registrant and Alan P. Cohen
               (16)*

   10.64       Employee Stock Purchase Plan, as amended (17)*

   10.66 Employment Agreement between Registrant and Richard J. Lane, former Chief Executive Officer* (18)

   10.67 Commercialization Agreement among Andrx Pharmaceuticals, Inc., Genpharm, Inc. and Kremers Urban Development Co. dated as of October 30, 2002 (23) (2)

   10.68 Credit Agreement dated as of December 30, 2002, among Andrx Corporation and its subsidiaries, Bank of America, N.A., as agent and the lenders party thereto (23)

   10.69 First Amendment to Credit Agreement dated as of December 30, 2002, among Andrx Corporation and its subsidiaries, Bank of America, N.A., as agent and the lenders party thereto. (23)

   10.70 Employment Agreement between the Registrant and Lawrence J. Rosenthal (23)*

   10.71       Employment Agreement between Registrant and Daniel H. Movens
               (23)*

   10.73 Form of 2003 Indemnification Agreement between Registrant and directors (23)*

   10.74       2000 Stock Option Plan, as amended and restated (21) (*)

   10.75       Employee Stock Purchase Plan, as amended (22) (*)

   10.76       Employment Agreement between the registrant and Ian J. Watkins
               (1) (*)

   21.1        Subsidiaries of the Registrant (1)

   23.1        Consent of Ernst & Young LLP (1)

   31.1 Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended. (1)

   31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended. (1)

   32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant
               Section 906 of the Sarbanes-Oxley Act of 2002. (1)
-----------------

    *          Management Compensation Plan or arrangement.

   (1)         Filed herewith.

   (2) A request for confidential treatment pursuant to Rule 406 under the Securities Act has been made and granted for certain portions of this exhibit.

   (3) Filed as an exhibit of the same number in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

   (4) Filed as exhibit 2.1 to Andrx Corporation's Form 8-K filed January 17, 2001, and incorporated herein by reference.

   (5) Filed as an exhibit of the same number to Andrx Corporation's Registration Statement on Form S-4 (File No. 333-54926).

   (6) Filed as an exhibit of the same number to Andrx Corporation's Registration Statement on Form S-4 (File No. 333-38226) filed May 31, 2000.

   (7) Filed as an exhibit of the same number to Andrx Corporation's Form 8-A12G filed September 6, 2000.

   (8) Filed as an exhibit of the same number to Andrx Corporation's Form 8-K filed March 21, 2003, and incorporated herein by reference.

   (9) Filed as an exhibit of the same number to Andrx Corporation's Registration Statement on Form S-1 (File No. 333-03614) and incorporated herein by reference.

   (10) Filed as an exhibit of the same number in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

   (11) Filed as an exhibit of the same number in Andrx Corporation's Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

   (12) Filed as an exhibit of the same number in Andrx Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1998, and incorporated herein by reference.

   (13) Filed as an exhibit to Cybear Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

   (14) Filed as Annex C to Andrx Corporation's Registration Statement on Form S-4 (File No. 333-54926).

   (15) Filed as an exhibit of the same number in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated by reference.

   (16) Filed as an exhibit of the same number in Andrx Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2001, and incorporated by reference.

   (17)        Filed as an exhibit to Andrx Corporation's Form S-8 (File No.
               333-84672) dated March 21, 2002.

   (18) Filed as an exhibit of the same number in Andrx Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated by reference.

   (19) Filed as an exhibit of the same number to Andrx Corporation's Form 8-K filed June 19, 2002, and incorporated herein by reference.

   (20) Filed as an exhibit of the same number in Andrx Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2003, and incorporated by reference.

   (21) Filed as Annex B to Andrx Corporation's Schedule 14A (Amendment No.1) filed on May 7, 2003.

   (22) Filed as Annex C to Andrx Corporation's Schedule 14A (Amendment No.1) filed on May 7, 2003.

   (23) Filed as an exhibit of the same number in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference.

   (24) Filed as an exhibit of the same number in Andrx Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference.

----------

(B)  Reports on Form 8-K

On October 31, 2003, Andrx filed a current report pursuant to Item 12 of the Form 8-K announcing its financial results for the third quarter of 2003.

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

                                       ANDRX CORPORATION

                                       By: /s/ Thomas P. Rice
                                           -------------------------------------
                                           Thomas P. Rice
                                           Chief Executive Officer


                                       By: /s/ John M. Hanson
                                           -------------------------------------
                                           John M. Hanson
                                           Senior Vice President and
                                           Chief Financial Officer

Date:  March 12, 2004

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


              Signatures                                         Title                                   Date
              ----------                                         -----                                   ----

/s/ Thomas P. Rice                      Chief Executive Officer and Director                     March 12, 2004
----------------------------------
Thomas P. Rice                          (Principal Executive Officer)

/s/ John M. Hanson                      Senior Vice President and Chief Financial Officer        March 12, 2004
----------------------------------
John M. Hanson                          (Principal Accounting Officer)

/s/ Angelo C. Malahias                  President                                                March 12, 2004
----------------------------------
Angelo C. Malahias

/s/ Tamara A. Baum                      Director                                                 March 12, 2004
----------------------------------
Tamara A. Baum

/s/ Joseph E. Breslin                   Director                                                 March 12, 2004
----------------------------------
Joseph E. Breslin

/s/ Lawrence J. Dubow                   Director                                                 March 12, 2004
----------------------------------
Lawrence J. DuBow

/s/ Carter H. Eckert                    Director                                                 March 12, 2004
----------------------------------
Carter H. Eckert



/s/ Irwin C. Gerson                     Director                                                 March 12, 2004
----------------------------------
Irwin C. Gerson

/s/ Elliot F. Hahn, Ph.D.               Chairman Emeritus and Director                           March 12, 2004
----------------------------------
Elliot F. Hahn, Ph.D.

/s/ Melvin Sharoky, M.D.                Director                                                 March 12, 2004
----------------------------------
Melvin Sharoky, M.D.

