Form 10-Q
period 2004-03-31
ANDRX CORP /DE/
filed 2004-05-05
CIK 1123337

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Commission file number 0-31475

ANDRX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-1013859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4955 Orange Drive
Davie, Florida	33314
(Address of principal executive offices)	(Zip Code)

(954) 584-0300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

[X] YES [  ] NO

The approximate number of shares outstanding of the issuer’s common stock as of May 3, 2004 is 72,688,000.

		Page
		Number
PART I.	FINANCIAL INFORMATION
	Item 1. Consolidated Financial Statements
	Condensed Consolidated Balance Sheets - as of March 31, 2004 (Unaudited) and December 31, 2003	2
	Unaudited Condensed Consolidated Statements of Income - for the three months ended March 31, 2004 and 2003	3
	Unaudited Condensed Consolidated Statements of Cash Flows - for the three months ended March 31, 2004 and 2003	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5-19
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-37
	Item 3. Quantative and Qualitative Disclosures About Market Risk	38
	Item 4. Controls and Procedures	38
PART II.	OTHER INFORMATION
	Item 1. Legal Proceedings	39
	Item 5. Other Information	39
	Item 6. Exhibits and Reports on Form 8-K	39
SIGNATURES		40
AMENDED & RESTATED BY-LAWS
TERMINATION AGREEMENT AND RELEASE/ RICHARD J. LANE
EMPLOYMENT AGREEMENT/ JOHN M. HANSON
EMPLOYMENT AGREEMENT/ THOMAS R. GIORDANO
EMPLOYMENT AGREEMENT/ SYLVIA S. MCBRINN
EMPLOYMENT AGREEMENT/ THOMAS P. RICE
EXCLUSIVITY TRANSFER AGREEMENT
1ST AMENDMENT TO EXCLUSIVITY TRANSFER AGREEMENT
CERTIFICATION OF CEO PURSUANT SECTION 302
CERTIFICATION OF CFO PURSUANT SECTION 302
CERTIFICATION OF CEO & CFO PURSUANT SECTION 906

ANDRX CORPORATION AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ANDRX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$143,797	$110,248
Investments available-for-sale, at market value	97,259	94,875
Accounts receivable, net of allowance for doubtful accounts of $6,935 and $7,734 at March 31, 2004 and December 31, 2003, respectively	152,127	138,849
Inventories	229,544	209,910
Deferred income tax assets, net	65,145	65,153
Prepaid and other current assets	26,644	29,790

Total current assets	714,516	648,825
Property, plant and equipment, net	246,036	239,173
Goodwill	33,981	33,981
Other intangible assets, net	13,239	13,721
Other assets	22,186	22,746

Total assets	$1,029,958	$958,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$183,579	$149,762
Accrued expenses and other liabilities	150,131	144,241

Total current liabilities	333,710	294,003
Deferred income tax liabilities	28,933	28,933
Obligations under capital leases and other obligations	12,352	12,609

Total liabilities	374,995	335,545

Commitments and contingencies
Stockholders’ equity
Convertible preferred stock; $0.001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stocks:
Andrx Group common stock; $0.001 par value, 100,000,000 shares authorized; issued and outstanding 72,660,000 shares and 72,332,000 shares at March 31, 2004 and December 31, 2003, respectively	73	72
Cybear Group common stock; $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	501,329	498,366
Restricted stock units, net	(5,338)	(7,761)
Retained earnings	158,877	132,215
Accumulated other comprehensive income, net of income taxes	22	9

Total stockholders’ equity	654,963	622,901

Total liabilities and stockholders’ equity	$1,029,958	$958,446

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

Andrx Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Revenues
Distributed products	$176,609	$154,617
Andrx products	95,386	48,432
Licensing and royalties	20,135	31,013
Other	45	3,123

Total revenues	292,175	237,185

Operating expenses
Cost of goods sold	189,364	159,033
Selling, general and administrative	50,695	55,480
Research and development	10,758	13,340

Total operating expenses	250,817	227,853

Income from operations	41,358	9,332
Other income (expense)
Equity in earnings of joint ventures	1,502	448
Interest income	744	646
Interest expense	(605)	(611)
Gain on sales of assets	—	436

Income before income taxes	42,999	10,251
Provision for income taxes	16,337	3,895

Net income	$26,662	$6,356

Net income per share:
Basic	$0.37	$0.09

Diluted	$0.36	$0.09

Weighted average shares of common stock outstanding:
Basic	72,547,000	71,597,000

Diluted	73,605,000	72,059,000

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

Andrx Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$26,662	$6,356
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,882	6,923
Provision for doubtful accounts	(140)	1,517
Gain on sales of assets	—	(436)
Compensation expense on amortization of restricted stock units, net	316	377
Equity in earnings of joint ventures	(1,502)	(448)
Income tax benefits on exercises of Andrx stock options and restricted stock units	1,340	712
Changes in operating assets and liabilities:
Accounts receivable	(13,138)	(9,026)
Inventories	(19,634)	(21,711)
Income tax refunds	49	2,227
Prepaid and other assets	3,748	2,581
Accounts payable and accrued expenses and other liabilities	39,545	(8,380)

Net cash provided by (used in) operating activities	45,128	(19,308)

Cash flows from investing activities:
Maturities (purchases) of investments available-for-sale, net	(2,371)	33,512
Purchases of property, plant and equipment	(14,263)	(12,304)
Distributions from joint ventures	1,468	65
Proceeds from sale of assets	—	125

Net cash provided by (used in) investing activities	(15,166)	21,398

Cash flows from financing activities:
Proceeds from issuances of Andrx common stock in connection with exercises of stock options	3,372	908
Proceeds from issuances of Andrx common stock in connection with the employee stock purchase plan	437	297
Principal payments on capital lease obligations	(222)	(190)

Net cash provided by financing activities	3,587	1,015

Net increase in cash and cash equivalents	33,549	3,105
Cash and cash equivalents, beginning of period	110,248	35,521

Cash and cash equivalents, end of period	$143,797	$38,626

Supplemental disclosure during the period for:
Interest paid	$373	$259

Income tax refunds received	$49	$2,227

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired through capital leases	$—	$1,189

Issuance (termination) of restricted stock units, net	$(2,108)	$2,084

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

Andrx Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004
(in thousands, except share and per share amounts)

1. GENERAL

     The accompanying unaudited condensed consolidated financial statements for each period include the consolidated balance sheets, statements of income and cash flows of Andrx Corporation and subsidiaries (“Andrx” or the “Company”). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the SEC rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the three months ended March 31, 2004, are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Andrx’s Annual Report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 Consolidated Balance Sheet included herein was extracted from the December 31, 2003 Audited Consolidated Balance Sheet included in the 2003 Form 10-K.

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of these interim financial statements requires Andrx to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Andrx bases its estimates on, among other things, currently available information, its historical experience and on various assumptions, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although Andrx believes that these assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate. Since December 31, 2003, none of the critical accounting policies, or Andrx’s application thereof, as more fully described in Andrx’s Annual Report on Form 10-K for the year ended December 31, 2003, have significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three month period ended March 31, 2004.

     Revenue Recognition

     Revenues from Andrx’s distributed and generic products and the related cost of goods sold are recognized at the time the product is received by Andrx’s customers. Estimated sales returns and allowances related to the sales to its customers are provided in the same period as the related sales are recorded based on currently available information and are continuously monitored and evaluated.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004
(in thousands, except share and per share amounts)

     Revenues from Andrx’s brand products are recognized for products received by customers that Andrx reasonably estimates will be pulled through the distribution channel taking into account, among other things, historical prescription data provided by external, independent sources, projected prescription data, incentives granted to customers, customers’ right of return, generic introductions and inventory levels in the distribution channel, which the Company periodically evaluates. As a result, Andrx had $3,591 and $5,722 in deferred revenue in the March 31, 2004 and December 31, 2003 Consolidated Balance Sheets, respectively.

     Allowances against sales for estimated returns, chargebacks, rebates and other sales allowances are established by Andrx concurrently with the recognition of net revenue. These allowances are established based upon consideration of a variety of factors, including, but not limited to, historical return experience by product type, the number and timing of competitive products approved for sale, both historical and projected, the estimated size of the market for the product, estimated customer inventory levels by product and current and projected economic conditions, including historical and anticipated price declines. However, actual product returns, chargebacks, rebates and other sales allowances incurred are dependent upon future events. Andrx periodically monitors the factors that influence sales allowances and makes adjustments to these provisions when Andrx believes that actual product returns, chargebacks, rebates and other sales allowances may differ from established allowances. If conditions in future periods change, additional allowances may be required, potentially in significant amounts. The level of provisions for estimated sales returns, chargebacks, rebates and other sales allowances may affect net revenues from sales of our generic and brand products.

     In the pharmaceutical industry, the practice is generally to grant customers the right to return or exchange purchased goods. In the generic pharmaceutical industry, this practice has resulted in generic manufacturers issuing credits (also known as shelf-stock adjustments) to customers based on the customers’ existing inventory following decreases in the market price of the related generic pharmaceutical product. The determination to grant an inventory credit to a customer following a price decrease is generally at the Company’s discretion, and not pursuant to contractual arrangements with customers. Shelf-stock adjustments occur frequently, potentially in significant amounts. Andrx accrues an estimate for sales allowances in the same period the sale is recognized. Accordingly, the level of provisions for estimated shelf-stock adjustments affects net revenues from sales of its generic products. In order to make such an accrual, Andrx makes significant accounting estimates, including estimates of the quantities shipped by customers and product still on customers’ shelves, and estimates of the price declines that will occur before the products pull through the distribution channel. Andrx periodically reviews and, as necessary, adjusts such estimates. As a result, if conditions in future periods change, additional allowances or reversals may be required. Such additional allowances or reversals could be significant.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004
(in thousands, except share and per share amounts)

     In Andrx’s brand business, the Company makes significant estimates for sales returns and allowances, which are dependent on Andrx’s ability to promote to physicians, create demand for its products, pull products through the distribution channel and estimate returns, future levels of prescriptions for its products and the inventory levels in the distribution channel. It is a common pharmaceutical industry practice for brand manufacturers to offer customers, among other things, buy-in allowances on initial purchases prior to promotion activities by the manufacturer. In addition, Andrx conducts a significant amount of its sales with a limited number of large pharmaceutical wholesalers and warehousing pharmacy chains that have a right to return or exchange product they purchased. During the first quarter of 2004, approximately 61% of the brand products’ shipments were made to three customers. As there are a limited number of large customers and Andrx does not have a substantial and unique brand product line, these customers can and do exert significant leverage on Andrx relative to, among other things, product returns and other concessions. As a result, the Company makes significant estimates related to sales returns and allowances in connection with the recognition of revenues, and periodically reviews such estimates. Andrx’s policy is to recognize net revenues to the extent the Company can reasonably estimate returns and the product being pulled through the distribution channel. If conditions change in future periods, additional allowances or reversals may be required. Such additional allowances could be significant.

     Andrx recognizes revenue from collaborative arrangements based on information supplied by the other parties related to shipment of the product to and acceptance by customers, less estimates for sales returns and allowances. The net revenues Andrx reports are subject to several estimates by such parties similar to those we experience with the sales of the Company’s products. Andrx periodically monitors the factors that influence sales returns and allowances and conducts inquiries of the other parties regarding these estimates. Such estimates are revised as changes become known. In addition, Andrx receives periodic reports by the other parties that support the amount of revenue that Andrx recognizes. Amounts recognized are then compared to the cash subsequently remitted to the Company.

     In July 2003, Andrx entered into an Exclusivity Transfer Agreement (“Exclusivity Agreement”) with Impax Corporation (“Impax”) and Teva Pharmaceutical Industries Ltd (“Teva”) pertaining to the respective Abbreviated New Drug Applications (“ANDAs”) for generic versions of Wellbutrin SR® and Zyban® (See Note 4).

     Andrx has an arrangement with L. Perrigo Company (“Perrigo”) whereby the Company agreed to manufacture and supply Perrigo with Andrx’s generic versions of Claritin-D® 12, Claritin-D® 24 and Claritin® RediTabs, and Perrigo agreed to market such products as store-brand, over-the-counter (“OTC”) products. In June 2003, Perrigo launched Andrx’s OTC generic version of Claritin-D 24 and in January 2004, its OTC generic version of Claritin RediTabs. Under the terms of the arrangement, Andrx will manufacture and Perrigo will package and market these products, and the parties will share the net profits, as defined, from product sales. Andrx recognizes revenue from such sales after Perrigo has shipped and the customer has received and accepted the product, less estimates by Perrigo for product returns and other customary allowances. The net revenues reported by the Company are subject to numerous estimates by Perrigo, such as returns and other sales allowances and certain related expenses.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004
(in thousands, except share and per share amounts)

     Licensing and royalty fees are recognized when the obligations associated with the earning of the licensing or royalty fee have been satisfied. Andrx’s accounting policy is to review each contract, and if appropriate, defer up-front and milestone payments, whether or not they are refundable, and recognize such milestones over the obligation period. Revenue recognition is deferred until all significant contingencies have been resolved.

     DIVESTITURES

     Andrx divested its Massachusetts aerosol manufacturing operation and its POL web portal in October and December 2003, respectively. For the three months ended March 31, 2003, other revenues included $2,998 from the contract manufacture of aerosol products from the Company’s Massachusetts facility and revenues generated from its Internet operations, including the Physicians’ Online (“POL”) web portal.

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period presentation.

     STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB No. 25 and related interpretations. Options granted under those plans are to employees or members of the Board of Directors with an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no employee compensation expense for stock options is reflected in the Unaudited Condensed Consolidated Statements of Income. For restricted stock unit grants, the fair value on the date of the grant is fixed and is amortized on a straight-line basis over the related period of service. Such amortization expense is included in selling, general and administrative (“SG&A”) expenses.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004
(in thousands, except share and per share amounts)

     The following table summarizes the pro forma consolidated results of operations of Andrx as though the provisions of the fair value based accounting method of accounting for employee stock option compensation of SFAS No. 123 had been used:

	Three Months Ended
	March 31,
	2004	2003
Net income
As reported	$26,662	$6,356
Add: stock-based employee compensation expense included in reported net income, net of related tax effect	195	234
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(3,636)	(5,124)

Pro forma net income	$23,221	$1,466

Basic net income per common share
As reported	$0.37	$0.09

Pro forma	$0.32	$0.02

Diluted net income per common share
As reported	$0.36	$0.09

Pro forma	$0.32	$0.02

     The fair value of Andrx options was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended
	March 31,
	2004	2003
Risk-free interest rate	3.0%	3.0%
Expected life of options (years)	6.0	5.5
Expected volatility	83%	89%
Dividend yield	—	—

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004
(in thousands, except share and per share amounts)

     The range of fair values per share of Andrx options as of the respective dates of grant was $17.45 to $21.60, and $6.61 to $23.12, for stock options granted during the three months ended March 31, 2004 and 2003, respectively.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model, like all option valuation models, requires highly subjective assumptions including the expected stock price volatility. As the Company’s employee stock options have characteristics significantly different than those of traded options, and changes in the assumptions can materially affect the fair value estimate, in management’s opinion, the option pricing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

Recent Accounting Pronouncements

     Variable Interest Entities

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), which is intended to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In December 2003, the FASB issued a revision to FIN No. 46, which partially delayed its effective date for public companies until the period ending after March 15, 2004, but permitted earlier adoption for some or all of their investments. FIN No. 46 requires a company to consolidate variable interest entities (“VIEs”), if that company is the primary beneficiary of the variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected returns or both. Since Andrx does not have any VIEs, the adoption of FIN No. 46 for the 2003 period and the period ending after March 15, 2004, did not have an impact on Andrx’s consolidated financial statements.

   Revenue Recognition

     In December 2003, the SEC published Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” This SAB updates portions of the SEC staff’s interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB’s EITF on various revenue recognition topics, including EITF 00-21. SAB 104 also incorporates into the SAB Codification of certain sections of the SEC staff’s “Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers” (“FAQ”). To the extent not incorporated into the SAB codification, the SEC staff’s FAQ on SAB 101 (Topic 13) has been rescinded. Adoption of the provisions of SAB 104 did not have a significant impact on the Company’s consolidated financial statements.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004
(in thousands, except share and per share amounts)

2. EARNINGS PER SHARE

     For the three months ended March 31, 2004 and 2003, the shares used in computing basic net income per share are based on the weighted average shares of common stock outstanding, including the vested portion of restricted stock units. Diluted per share calculations included weighted average shares of common stock outstanding during the three months ended March 31, 2004 and 2003, plus dilutive common stock equivalents, computed using the treasury stock method. The Company’s dilutive common stock equivalents consist of stock options and the unvested portion of restricted stock units. Anti-dilutive common stock equivalents include stock options and the unvested portion of restricted stock units in which the exercise price or the issuance price, respectively, exceeded the average market price for the respective three-month period.

     A reconciliation of the denominators of basic and diluted earnings per share of Andrx common stock is as follows:

	Three Months Ended
	March 31,
	2004	2003
Basic weighted average shares of common stock outstanding	72,547,000	71,597,000
Effect of dilutive items:
Stock options and unvested restricted stock units, net	1,058,000	462,000

Diluted weighted average shares of common stock outstanding	73,605,000	72,059,000

Anti-dilutive weighted average common stock equivalents	2,853,000	5,993,000

3. INVENTORIES

     Inventories consist of the following:

	March 31,	December 31,
	2004	2003
Raw materials	$35,250	$40,387
Work in process	20,027	20,913
Finished goods	174,267	148,610

	$229,544	$209,910

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004
(in thousands, except share and per share amounts)

     As of March 31, 2004, the Company had approximately $12,224 in inventories relating to products pending launch while the Company awaits receipt of final Food and Drug Administration (“FDA”) marketing approval. Of such amount, $5,817 was for inventory that was approved for sale by FDA subsequent to March 31, 2004.

     During the three months ended March 31, 2004 and 2003, Andrx recorded charges of $7,933 and $7,590, respectively, directly to cost of goods sold related to the production of the Company’s products and product candidates. Charges for the March 31, 2003 period included $5,723 related to Wellbutrin SR/Zyban placed into production after December 31, 2002.

     During the three months ended March 31, 2004 and 2003, Andrx recorded charges of $1,393 and $1,600, respectively, directly to cost of goods sold associated with its manufacturing facilities (utilization issues at its Florida facilities and its Morrisville, North Carolina manufacturing facility, which the Company is renovating). The March 31, 2003, three month period also included $1,713 relating primarily to excess capacities at its Massachusetts facility, which the Company sold in October 2003.

4. LICENSING AND ROYALTIES REVENUE

     For the three months ended March 31, 2004 and 2003, the Company recorded $20,135 and $31,013 in licensing and royalties revenue, respectively. For the three months ended March 31, 2004, licensing and royalties revenue included $16,196 from Impax and Teva for relinquishing Andrx’s exclusivity rights to the 150mg strength of the generic version of Wellbutrin SR and $3,304 from Kremers Urban Development Company (“KUDCo”) for relinquishing Andrx’s exclusivity rights to the 10mg and 20mg strengths of generic Prilosec. Licensing and royalties revenue for the three months ended March 31, 2003 included $30,406 from KUDCo.

     Generic Wellbutrin SR/Zyban

     In July 2003, Andrx entered into an Exclusivity Agreement with Impax and Teva pertaining to the respective ANDAs for generic versions of Wellbutrin SR/Zyban. In March 2004, Andrx relinquished its rights to the 180-day period of market exclusivity for the generic 150mg strength of Wellbutrin SR, thereby allowing Impax and other companies to gain FDA approval to market their products. Teva launched the Impax product in the first quarter of 2004, and Andrx is entitled to a share of the profits derived from such sales for a 180-day period. Such sales, which includes the initial pipeline fill, generated licensing revenues to Andrx of $16,196 during the three month period ended March 31, 2004. The licensing revenue recorded by Andrx is subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments and other sales allowances and related expenses. The Company has not relinquished the 180-day period of market exclusivity pertaining to its ANDA for a generic version of Zyban.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004
(in thousands, except share and per share amounts)

     Generic Prilosec

     The licensing rate due from KUDCo was 15% until June 2003, when the rate decreased to 9%, and further declined to 6.25% in February 2004, consistent with Andrx’s agreement with KUDCo. Competition has also resulted in reduced sales for KUDCo’s generic version of Prilosec, which has further reduced Andrx’s licensing revenues from KUDCo.

5. PROVISION FOR INCOME TAXES

     For the three months ended March 31, 2004 and 2003, the Company recorded a provision for income taxes of $16,337 and $3,895, respectively, or 38% for each period of income before income taxes. For the three months ended March 31, 2004 and 2003, the Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes.

     During 2003, the Company incurred, and will report on its 2003 income tax return, a significant tax loss as the result of certain ordinary business developments. The loss was not fully utilized during 2003; accordingly, the unused portion will be carried forward to 2004. The Company believes the loss is appropriate and deductible; however, the complexity of the tax rules and the likelihood of a review and subsequent challenge by the taxing authorities resulted in the Company recording an accrual, which is included in accrued and other liabilities, to fully offset the utilization of such loss carryforward. Additionally, the remaining loss, approximately $30,139, tax effected, will be carried forward and may be available to reduce certain future taxable income, which will be similarly offset by an accrual for financial reporting purposes at that time. This reserve will be reassessed upon any changes in status of any contingencies related to this deduction, until such contingencies are fully resolved. The Company’s effective tax rate and cash flows could be materially impacted by the ultimate resolution of this matter.

6. COMPREHENSIVE INCOME

     The components of the Company’s comprehensive income are as follows:

	Three Months
	Ended March 31,
	2004	2003
Net income	$26,662	$6,356
Investments available-for-sale
Unrealized gain (loss), net	21	(59)
Income tax (expense) benefit	(8)	19

	13	(40)

Comprehensive income	$26,675	$6,316

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004
(in thousands, except share and per share amounts)

7. BUSINESS SEGMENTS

     See the Company’s Form 10-K for the year ended December 31, 2003, for a discussion of its business segments.

     The following table represents unaudited financial information by business segment:

	As of or for the Three Months Ended
	March 31, 2004
	Distributed	Generic	Brand	Corporate
	Products	Products	Products	& Other	Consolidated
Revenues	$176,609	$99,593	$15,973	$—	$292,175
Income (loss) from operations	14,981	43,481	(7,272)	(9,832)	41,358
Equity in earnings of joint ventures	—	1,502	—	—	1,502
Interest income	—	—	—	744	744
Interest expense	—	—	22	583	605
Depreciation and amortization	769	5,128	858	1,127	7,882
Purchases of property, plant and equipment	285	10,856	147	2,975	14,263
Total assets, end of period	224,064	429,205	59,368	317,321	1,029,958

	As of or for the Three Months Ended
	March 31, 2003
	Distributed	Generic	Brand	Corporate
	Products	Products	Products	& Other	Consolidated
Revenues	$154,617	$72,842	$9,726	$—	$237,185
Income (loss) from operations	10,522	29,716	(21,121)	(9,785)	9,332
Equity in earnings of joint ventures	—	448	—	—	448
Interest income	—	—	—	646	646
Interest expense	—	—	27	584	611
Gain on sales of assets	—	—	436	—	436
Depreciation and amortization	1,344	4,286	1,280	13	6,923
Purchases of property, plant and equipment	1,278	10,640	115	271	12,304
Total assets, end of period	230,977	309,870	70,501	175,881	787,229

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004
(in thousands, except share and per share amounts)

8. LITIGATION AND CONTINGENCIES

     Patent Infringement Litigation

     Following its submission of Paragraph IV certifications that its ANDA product candidates do not infringe the valid patent rights of the referenced brand product, Andrx anticipates that patent infringement litigation will be commenced against it. Unless Andrx commences selling such ANDA products before the related litigation has been concluded, Andrx should not incur any substantial damages in connection with this type of litigation. Except as described below, there have been no material changes to Andrx’s pending Paragraph IV litigation since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Other Litigation

     Andrx is party to certain lawsuits and legal proceedings, which are described in “Part I, Item 3. Legal Proceedings,” of Andrx’s Annual Report on Form 10-K for the year ended December 31, 2003. The following is a description of material developments covered by this quarterly report on Form 10-Q for the quarter ended March 31, 2004, and should be read in conjunction with Andrx’s Annual Report.

     Cardizem CD Antitrust Litigation

     Beginning in August 1998, several putative class action lawsuits were filed against Andrx and Aventis (formerly Hoechst Marion Roussel, Inc.) arising from a 1997 stipulation entered into between Andrx and Aventis in connection with a patent infringement suit brought by Aventis with regard to its product Cardizem CD. The actions pending in federal court have been consolidated for multi-district litigation purposes in the U.S. District Court for the Eastern District of Michigan, with one of the cases filed by a group of direct purchasers having recently been remanded back to the U.S. District Court for the Southern District of Florida. The complaint in each action alleges that Andrx and Aventis, by way of the 1997 stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly have given Aventis and Andrx a near monopoly in the U.S. market for Cardizem CD and a bioequivalent version of that pharmaceutical product. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 2000, the U.S. District Court for the Eastern District of Michigan granted summary judgment to plaintiffs finding that the 1997 stipulation was a per se violation of antitrust laws. On June 13, 2003 the U.S. Court of Appeals for the Sixth Circuit affirmed the district court’s decision. Andrx is seeking legal review by the U.S. Supreme Court.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004
(in thousands, except share and per share amounts)

     Essentially reiterating the claims asserted against Andrx in the aforementioned Cardizem CD antitrust class action litigation and seeking the same relief sought in that litigation are: (i) the May 14, 2001 complaint filed by the State Attorneys General for the States of New York and Michigan, joined by 13 additional States and the District of Columbia, on behalf of their government entities and consumers resident in their jurisdictions, which was subsequently amended to add 12 additional states and Puerto Rico to the action; (ii) the July 26, 2001 complaint filed by Blue Cross Blue Shield of Michigan, joined by three other Blue Cross Blue Shield plans; (iii) two actions pending in state courts in Florida, and (iv) two actions pending in state courts in Kansas.

     On November 26, 2002, the U.S. District Court for the Eastern District of Michigan approved a settlement between the direct purchasers and Andrx and Aventis. In October 2003, the U.S. District Court for the Eastern District of Michigan approved a settlement between the indirect purchasers and Andrx and Aventis. Although that order is currently on appeal, Andrx does not believe the appeal has merit, or even if successful, would ultimately change the settlement in any material respect.

     In April 2004, the Company settled its litigation with the four Blue Cross Blue Shield plaintiffs who opted-out of the settlement with the indirect purchasers. The Company has also agreed with the all remaining plaintiffs, consisting of the direct purchaser groups that opted out of the settlement with the direct purchaser class, upon a methodology for disposing of the claims asserted by that group after receiving such guidance as the U.S. Supreme Court may give on the issues raised.

     The Company had recorded appropriate reserves as of December 31, 2003.

     Alpharma Breach of Contract Litigation

     On September 26, 2003, Alpharma USPD Inc. (“Alpharma”) filed a complaint against a subsidiary of the Company (Armstrong Pharmaceuticals, Inc. (“Armstrong”)) in the United States District Court for the Southern District of New York. Alpharma alleges that the contractual breach by Armstrong resulted in the recall of Epinephrine Mist, a product manufactured by Armstrong for Alpharma. In the complaint, Alpharma seeks to recover $18,000 in damages for breach of contract, $17,400 in damages for negligent misrepresentations, (many of which preceded Andrx’s involvement), and $50,000 in punitive damages. Andrx believes that at least part of the cause of the recall is attributable to Alpharma. Andrx also believes that it is entitled to indemnification for at least part of these claims from Celltech Manufacturing Inc. (“Celltech”), formerly known as Medeva Pharmaceuticals Manufacturing, Inc., from whom Andrx purchased Armstrong in March 2001. On January 22, 2004, Alpharma filed an amended complaint, which added Andrx and Celltech as additional named defendants. The Company disputes both the basis for liability and the amount of damages owed, but is not in a position to determine the ultimate outcome of this matter.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004
(in thousands, except share and per share amounts)

     Wellbutrin SR Related Securities Claims

     Seven complaints were filed against Andrx and certain of its officers and directors for alleged material misrepresentations regarding the expiration dating for the Company’s bioequivalent versions of Wellbutrin SR/Zyban and that the Company knew that its products would not receive timely FDA approval. All of these cases were consolidated and on October 20, 2003, the plaintiffs filed a consolidated amended class action complaint in the U.S. District Court for the Southern District of Florida against Andrx and Richard J. Lane alleging a class period from March 1, 2002 through March 4, 2003. Though the District Court granted the Company’s motion to dismiss the plaintiffs’ class action consolidated amended complaint, on March 5, 2004, the plaintiffs further amended their complaint to now assert that the Company knew, when it filed its ANDAs, that the products would not be approved by the FDA because of their expiration dating. The Company is not in a position to determine the ultimate outcome of this litigation.

     Lemelson Patent Litigation

     On November 23, 2001, the Lemelson Medical, Education & Research Foundation, LP (“Lemelson”) filed an action in the United States District Court for the District of Arizona alleging patent infringement against Andrx and others involving “machine vision” or “computer image analysis.” On March 20, 2002, the U.S. District Court for the District of Arizona entered an Order of Stay in the proceedings, pending the resolution of another suit pending before the United States District Court for the District of Nevada, which involves the same patents, but does not involve Andrx. On January 23, 2004, that Nevada court issued an order determining that certain Lemelson patents, including the patents asserted against the Company, were unenforceable. The Lemelson Foundation has moved to amend or alter the judgment entered in that case. The Company is not in a position to determine the ultimate outcome of this matter.

     Altocor Trademark Litigation

     On August 13, 2003, Kos Pharmaceuticals (“Kos”) filed a complaint in the U.S. District Court District of New Jersey alleging trademark infringement and unfair competition and seeking to enjoin Andrx from using the Altocor™ name. On September 18, 2003, the District Court denied Kos’ motion for preliminary injunction. Kos appealed this decision to the U.S. Court of Appeals for the Third Circuit, which heard this matter on March 9, 2004. Though no decision has been reached, Andrx has advised the FDA that it will change the Altocor name. The Company is not in a position to determine the ultimate outcome of this matter (See Note 10).

     PPA Litigation

     Beginning in October 2001, 12 product liability lawsuits were filed against Andrx and others for personal injuries allegedly arising out of the use of phenlypropanolamine (PPA). The actions have been consolidated and transferred to the U.S. District Court for the Western District of Washington. Andrx was named in the suits because it acquired the Entex product from Elan Corporation, plc (“Elan”). While PPA was at one time contained in Elan’s Entex product, Andrx reformulated Entex upon acquiring it from Elan and eliminated PPA as an active ingredient thereof. As of the filing of this quarterly report, seven of these complaints remain pending against Andrx. Elan has agreed to indemnify Andrx for the defense of all such cases and for any liability that may be associated with the products the Company purchased from Elan.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004
(in thousands, except share and per share amounts)

     Omeprazole (Prilosec) Patent Litigation

     In 1998, Andrx filed an ANDA seeking approval from the FDA to market omeprazole, its generic version of Prilosec. In May 1998, AstraZeneca plc (“Astra”) filed suit under the provisions of the Hatch-Waxman act alleging patent infringement. The matter was tried in the U.S. District Court for the Southern District of New York along with the consolidated claims of three other ANDA applicants. In October 2002, the District Court entered an order and an opinion finding that Astra’s ‘505 and ‘230 patents are valid and that the generic versions of Prilosec developed by Andrx infringes those patents. The District Court specifically deferred ruling on the ‘281 patent that was asserted solely against Andrx’s product, and did not issue any opinion on Astra’s claims for willful infringement of the ‘505 and ‘230 patents or on Astra’s request for attorneys’ fees. Astra advised the District Court that it believes it may be entitled to damages as a result of Andrx’s decision to build an inventory of its product prior to the court’s determination, but has not sought to enforce such claims. On December 11, 2003, the Federal Circuit Court of Appeals affirmed the lower court’s opinion that Astra’s patents are valid and infringed by the Andrx product.

     Though the Company believes that Astra is unlikely to prevail in its request for damages or attorneys’ fees and that Astra has not been damaged as a result of Andrx’s decision to build inventory prior to the District Court’s determination, if Astra were to prevail in these claims, it could have a material adverse effect on Andrx’s business and consolidated financial statements.

     Naproxen Sodium (Naprelan) Patent Litigation

     In March 2003, the U.S. District Court for the Southern District of Florida issued an order denying (i) Elan’s motion for reconsideration of the March 2002 order invalidating the relevant Elan patent, (ii) Elan’s motion to amend and supplement the findings of fact, and (iii) Andrx’s motion asking the District Court for a ruling on its defenses of non-infringement. Both parties appealed the District Court’s March 2003 decision. On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the Elan patent was invalid, and remanded the case back to the District Court for a determination as to whether the Andrx product infringes the Elan patent. Though the Company has always believed that its product does not infringe the Elan patent, and commenced selling its generic version of Naprelan® following the District Court’s decision that the patent was invalid, an adverse determination of the infringement issue could have a material adverse effect on the Company’s business and its consolidated financial statements.

     Burnett Employment Dispute

     On October 19, 1993, Terrill Hill Burnett filed an action in the U.S. District Court for the Southern District of New York against POL, (POL was subsequently acquired by the Company) and some of the original shareholders thereof, alleging POL breached her employment contract, securities and common law fraud with respect to the sale of shares of common stock, breach of fiduciary duty, negligent misrepresentation and gender discrimination, and seeking damages in excess of $1,000, plus punitive damages. The District Court has dismissed all of these claims, except those for breach of contract and damages based on quantum meruit. POL’s motion for partial summary regarding the issue of damages has been denied and trial has been tentatively set to begin in May 2004. Andrx does not believe Ms. Hill is likely to prevail in her claim for damages in a substantial amount, but Andrx is not in a position to determine the ultimate outcome of this matter.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004
(in thousands, except share and per share amounts)

     Contingencies

     Under its agreement with Pfizer Inc. (“Pfizer”), Andrx will pay an additional $25,000 milestone in the event that the Cardura XL New Drug Application (“NDA”) is approved timely with certain minimum labeling requirements, and will purchase a minimum of $21,000 of product from Pfizer during the first 12-month period following that approval. Andrx has additional minimum purchase requirements for Cardura XL of approximately $130,000 in the 24-month period following that initial 12-month period.

     Pursuant to the December 2003 agreement with Takeda Chemical Industries, Ltd. (“Takeda”), Andrx is responsible for the formulation and manufacture of a combination product and Takeda is responsible for obtaining regulatory approvals for, and marketing the product. Andrx received an initial $10,000 milestone under this agreement but deferred recognition of the related revenue because the amount to be retained is contingent upon the occurrence of certain future events.

     In November 2003, Andrx launched reformulations of two Entex products. However, revenues from the Entex product line may be adversely affected by the implementation of the FDA’s October 17, 2003, draft compliance policy guide with respect to pharmaceutical products such as the Entex product line, that are presently permitted to be marketed and sold by prescription without an approved ANDA or NDA. Andrx will continue to periodically assess the unamortized portion of our Entex product rights and Entex inventories ($10,656 and $433, respectively, as of March 31, 2004) in connection with that FDA draft compliance policy guide.

     Tax Matters

     The Company is currently under audit by the Internal Revenue Service for the years 1999 to 2002. Despite the Company’s belief that its tax return positions are supportable, it is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. While it is difficult to predict the final outcome of any particular tax matter, Management believes that the company’s tax reserves are adequate. The tax reserves are analyzed periodically and adjustments are made to the tax reserves, as events occur to warrant such adjustment. The Company’s effective tax rate and cash flows could be materially impacted by the ultimate resolution of its tax positions.

9. RELATED PARTY TRANSACTIONS

     The Company paid $1,700 in severance and benefits to its former Chief Executive Officer, Richard J. Lane, during the period ended March 31, 2004.

10. SUBSEQUENT EVENTS

     The Company received FDA approval of its NDA for Fortamet™ (metformin HCl) Extended-Release Tablets, 500mg and 1000mg, on April 27, 2004. The Company will pay Sandoz, Inc. (formerly known as Geneva Pharmaceuticals, Inc., a subsidiary of Novartis), additional milestones of $2,000 as a result of the approval and $3,000 upon the launch of Fortamet, which is planned to occur in May 2004.

     In April 2004, the Company advised the FDA that it will market its Altocor product under a new brand name. Communications with the FDA have included, but are not limited to, the timing of this name change and the labeling of the product. The Company is not certain as to what impact, if any, this name change will have on sales of this product. In addition, the Company anticipates a near term increase in Altocor selling and marketing expense due to the name change.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Our Business

     We are a pharmaceutical company that:

•	develops and commercializes generic versions of controlled-release brand name pharmaceuticals, using our proprietary controlled-release drug delivery technologies, and generic versions of niche and immediate-release pharmaceutical products, including oral contraceptives;

•	distributes pharmaceuticals, primarily generics, manufactured by others as well as manufactured by us, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices; and

•	commercializes brand pharmaceuticals, in some instances using our proprietary controlled-release drug delivery technologies.

     Controlled-release pharmaceuticals generally provide more consistent drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects by releasing drug dosages at specific times and in specific locations in the body. Controlled-release pharmaceuticals allow for “patient friendly” dosage forms, which reduce the number of times a drug must be taken, thus improving patient compliance.

     Key Performance Factors

     In our generic business, increased revenues will result primarily from the launch of our new products and whether and to what extent we will be entitled to market exclusivity with respect to such products, offset by price and market share erosion of our existing products. In our distribution business, growth will continue to be primarily a function of our participation in the distribution of new generic products launched by others, offset by the net price declines typically associated with the distribution of generic products over time. In our brand business, revenue growth will depend primarily upon our ability to stimulate prescription demand for Altocor™, Fortamet™, following its expected launch in May 2004, and later Cardura® XL.

     Our operating results are highly dependent on a limited number of products, particularly the net revenues from our generic versions of Cardizem® CD and licensing revenue from Impax Corporation and Teva Pharmaceutical Industries Ltd, which are for limited time periods, and to a lesser extent, revenues from our generic versions of Tiazac®, Glucotrol XL® purchased from Pfizer Inc., Glucophage® and our over-the-counter (OTC) versions of Claritin products marketed by L. Perrigo Company. Our operating results are also affected by net sales of our Altocor brand product. Future operating results will also depend upon future generic and brand product introductions, including our generic oral contraceptive products, Fortamet, and the potential launches of our generic Concerta and the brand product Cardura XL. The value and timing of those product introductions depends on a number of factors, including successful scale-up, final Food and Drug Administration marketing approval, satisfactory resolution of patent litigation, our manufacturing capabilities and capacities, competition and various other factors described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2003 and in our other U.S. Securities and Exchange Commission filings.

     Cash Requirements

     We believe we can fund our 2004 operating cash requirements and planned capital expenditures from operations. Our most significant 2004 cash requirement is for facilities, machinery and equipment related to the renovation of our North Carolina and expansion of our Florida manufacturing facilities. Capital expenditures for the three month period ended March 31, 2004, were $14.3 million and are estimated to reach approximately $100 million in 2004. Under our agreement with Pfizer, we will pay an additional $25 million milestone in the event that the Cardura XL New Drug Application is approved with certain minimum labeling requirements, and we will purchase a minimum of $21 million of product from Pfizer during the first 12-month period following that approval. We have additional minimum purchase requirements for Cardura XL of approximately $130 million in the 24-month period following that initial 12-month period. We will pay Sandoz, Inc. (formerly known as Geneva Pharmaceuticals, Inc., a subsidiary of Novartis) additional milestones of $2.0 million as a result of the Fortamet approval, and $3.0 million following Fortamet’s launch.

     We had $241.1 million in cash, cash equivalents and investments available-for-sale at March 31, 2004. In addition, we have a $185 million secured credit facility, of which $165.4 million was available as of March 31, 2004, pursuant to the borrowing base limits. No amounts were outstanding under this credit facility as of March 31, 2004.

     Forward Looking Statements

     Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by us or on our behalf that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “to,” “ plan,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, our dependence on a relatively small number of products; licensing revenues; the timing and outcome of patent, antitrust and other litigation; the timing and commercial success of future product approvals and launches; the timing and effects of the Altocor name; whether we will be awarded any market exclusivity period and, if so, the precise dates thereof; government regulation generally, and FDA regulation, in particular, including quality standards for our products and facilities; competition; manufacturing capacities, output and quality processes; our ability to develop and successfully commercialize new products; the loss of revenues from existing products; development and marketing expenses that may not result in commercially successful products; our inability to obtain, or the high cost of obtaining, licenses for third party technologies; commercial obstacles to the successful introduction of brand products generally, including Fortamet and Cardura XL; exclusion of our brand products from formularies; the consolidation or loss of customers; our relationship to our suppliers; the success of our joint ventures; difficulties in integrating, and potentially significant charges associated with, acquisitions of technologies, products and businesses; the inability to obtain sufficient supplies from key suppliers; the impact of returns, allowances and chargebacks; product liability claims; rising costs and limited availability of product liability and other insurance; the loss of key personnel; failure to comply with environmental laws; and the absence of certainty regarding the receipt of required regulatory approvals or the timing or terms of such approvals. We are also subject to other risks detailed herein or detailed from time to time in our filings with the SEC.

     Readers are cautioned not to place reliance on the forward-looking statements contained in this report. We undertake no obligation to update or revise any forward-looking statements to reflect new information, the occurrence or non-occurrence of future events or otherwise.

Critical Accounting Policies and Estimates

     The preparation of these interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on, among other things, currently available information, our historical experience and on various assumptions, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that these assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate. Since December 31, 2003, none of our critical accounting policies or our application thereof, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2003, have significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three-month period ended March 31, 2004.

     Revenue Recognition

     Revenues from our distributed and generic products and the related cost of goods sold are recognized at the time the product is received by our customers. Estimated sales returns and allowances related to sales to our customers are provided in the same period as the related sales are recorded based on currently available information and are continuously monitored and evaluated.

     Revenues from our brand products are recognized for products received by customers that we reasonably estimate will be pulled through the distribution channel taking into account, among other things, historical prescription data provided by external, independent sources, projected prescription data, incentives granted to customers, customers’ right of return, generic introductions and inventory levels in the distribution channel, which we periodically evaluate. As a result, we had $3.6 million and $5.7 million in deferred revenue in the March 31, 2004 and December 31, 2003 Consolidated Balance Sheets, respectively.

     Allowances against sales for estimated returns, chargebacks, rebates and other sales allowances are established by us concurrently with the recognition of net revenue. These allowances are established based upon consideration of a variety of factors, including, but not limited to, historical return experience by product type, the number and timing of competitive products approved for sale, both historical and projected, the estimated size of the market for the product, estimated customer inventory levels by product and current and projected economic conditions, including historical and anticipated price declines. However, actual product returns, chargebacks, rebates and other sales allowances incurred are dependent upon future events. We periodically monitor the factors that influence sales allowances and make adjustments to these provisions when we believe that actual product returns, chargebacks, rebates and other sales allowances may differ from established allowances. If conditions in future periods change, additional allowances may be required, potentially in significant amounts. The level of provisions for estimated sales returns, chargebacks, rebates and other sales allowances may affect net revenues from sales of our generic and brand products.

     In the pharmaceutical industry, the practice is generally to grant customers the right to return or exchange purchased goods. In the generic pharmaceutical industry, this practice has resulted in generic manufacturers issuing credits (also known as shelf-stock adjustments) to customers based on the customers’ existing inventory following decreases in the market price of the related generic pharmaceutical product. The determination to grant an inventory credit to a customer following a price decrease is generally at our discretion, and not pursuant to contractual arrangements with customers. Shelf-stock adjustments occur frequently, potentially in significant amounts. We accrue an estimate for sales allowances in the same period the sale is recognized. Accordingly, the level of provisions for estimated shelf-stock adjustments affects net revenues from sales of our generic products. In order to make such accrual, we make significant accounting estimates, including estimates of the quantities shipped by customers and product still on customers’ shelves, and estimates of the price declines that will occur before the products pull through the distribution channel. We periodically review and, as necessary, adjust such estimates. As a result, if conditions in future periods change, additional allowances or reversals may be required. Such additional allowances or reversals could be significant.

     In our brand business, we make significant estimates for sales returns and allowances, which are dependent on our ability to promote to physicians, create demand for our products, pull products through the distribution channel and estimate returns, future levels of prescriptions for our products and the inventory levels in the distribution channel. It is a common pharmaceutical industry practice for brand manufacturers to offer customers, among other things, buy-in allowances on initial purchases prior to promotion activities by the manufacturer. In addition, we conduct a significant amount of our sales with a limited number of large pharmaceutical wholesalers and warehousing pharmacy chains that have a right to return or exchange product they purchased. During the first quarter of 2004, approximately 61% of the brand products’ shipments were made to three customers. As there are a limited number of large customers and we do not have a substantial and unique brand product line, these customers can and do exert significant leverage on us relative to, among other things, product returns and other concessions. As a result, we make significant estimates related to sales returns and allowances in connection with the recognition of revenues, and periodically review such estimates. Our policy is to recognize net revenues to the extent we can reasonably estimate returns and the product being pulled through the distribution channel. If conditions change in future periods, additional allowances or reversals may be required. Such additional allowances could be significant.

     We recognize revenue from collaborative arrangements based on information supplied by the other parties related to shipment of the product to and acceptance by customers, less estimates for sales returns and allowances. The net revenues we report are subject to several estimates by such parties similar to those we experience with the sales of our products. We periodically monitor the factors that influence sales returns and allowances and conduct inquiries of the other parties regarding these estimates. Such estimates are revised as changes become known. In addition, we receive periodic reports by the other parties that support the amount of revenue that we recognize. Amounts recognized are then compared to the cash subsequently remitted to us.

     In July 2003, we entered into an Exclusivity Agreement with Impax and Teva pertaining to the respective ANDAs for generic versions of Wellbutrin SR and Zyban. In March 2004, we relinquished our rights to the 180-day period of market exclusivity for the generic 150mg strength of Wellbutrin SR, thereby allowing Impax and other companies to gain FDA approval to market their products. Teva launched the Impax product in the first quarter of 2004, and we are entitled to a share of the profits derived from Teva’s sale of such product for a 180-day period. Such sales, which included the initial pipeline fill, generated licensing revenues to Andrx of $16.2 million in the first quarter of 2004, which amount is subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments and other sales allowances and related expenses. We have not relinquished the 180-day period of market exclusivity pertaining to our ANDA for a generic version of Zyban.

     We have an arrangement with Perrigo whereby we agreed to manufacture and supply Perrigo with our generic versions of Claritin-D 12, Claritin-D 24 and Claritin RediTabs, and Perrigo agreed to market such products as store-brand OTC products. In June 2003, Perrigo launched our OTC generic version of Claritin-D 24 and in January 2004, our OTC generic version of Claritin RediTabs. Under the terms of the arrangement, we will manufacture and Perrigo will package and market these products, and the parties will share the net profits, as defined, from product sales. We recognize revenue from such sales after Perrigo has shipped and the customer has received and accepted the product, less estimates by Perrigo for product returns and other customary allowances. The net revenues reported by us are subject to numerous estimates by Perrigo, such as returns and other sales allowances and certain related expenses.

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

ANDRX CORPORATION AND SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 2004 (“2004 Quarter”) Compared to the Three Months Ended
March 31, 2003 (“2003 Quarter”)

     For the 2004 Quarter, we generated net income of $26.7 million, compared to net income of $6.4 million for the 2003 Quarter.

Revenues and Cost of Goods Sold

	Three Months Ended
	March 31,
	(in thousands)
	2004	2003
Distributed Products
Revenues	$176,609	$154,617
Gross profit	33,692	29,590
Gross margin	19.1%	19.1%
Andrx Products – Generic
Revenues	$79,942	$40,503
Gross profit	38,162	11,750
Gross margin	47.7%	29.0%
Andrx Products – Brand
Revenues	$15,444	$7,929
Gross profit	10,777	5,413
Gross margin	69.8%	68.3%
Andrx Products – Total
Revenues	$95,386	$48,432
Gross profit	48,939	17,163
Gross margin	51.3%	35.4%
TOTAL PRODUCT SALES
Revenues	$271,995	$203,049
Gross profit	82,631	46,753
Gross margin	30.4%	23.0%
LICENSING AND ROYALTIES
Revenues	$20,135	$31,013
Gross margin	100.0%	100.0%
OTHER
Revenues	$45	$3,123
Gross profit	45	386
Gross margin	100.0%	12.4%
TOTALS
Revenues	$292,175	$237,185
Gross profit	102,811	78,152
Gross margin	35.2%	32.9%

Distributed Products

     Revenues from distributed products increased by 14.2% to $176.6 million for the 2004 Quarter, compared to $154.6 million for the 2003 Quarter. The increase generally reflects our participation in the distribution of new generic product introductions and an increase in sales to existing and new customers, offset by the overall price declines common to generic products. In the 2004 Quarter, revenues from distributed products generated $33.7 million of gross profit with a gross margin of 19.1%, compared to $29.6 million of gross profit with a gross margin of 19.1% for the 2003 Quarter. When we participate in the distribution of generic products that face little or no competition, we generally generate higher sales revenues and lower gross margins. When such products encounter additional competition, the resulting lower prices generally cause us to generate lower revenues, but higher margins, as we generally are able to purchase such products at more competitive prices. In October 2003, we sold our Massachusetts aerosol manufacturing operation that makes a generic version of Ventolin® (albuterol metered-dose inhalers). As we retained a supply relationship with the purchaser of that operation, we continue to generate revenues from this product, which are recorded under revenues from distributed products in the 2004 Quarter.

Andrx Products Revenues

     Generic Products

     For the 2004 Quarter, revenues from certain of our generic products increased by 97.4% to $79.9 million, compared to $40.5 million in the 2003 Quarter. The increase in revenues from our generic products for the 2004 Quarter, compared to the 2003 Quarter, resulted primarily from the launches of additional products (primarily Tiazac, our OTC Claritin products, as well as Glucotrol XL purchased from Pfizer), offset by price and/or market share declines from certain of our other generic products. Our generic version of Cardizem CD continues to generate significant levels of revenue and gross profit and materially contributes to our overall current level of operating results.

     In the 2004 Quarter, our generic products generated $38.2 million of gross profit with a gross margin of 47.7%, compared to $11.8 million of gross profit with a gross margin of 29.0% in the 2003 Quarter. The increase in gross margin from our generic products for the 2004 Quarter, compared to the 2003 Quarter, resulted primarily from the launches of our additional generic products, partially offset by price and/or market share declines from certain of our other generic products and reduced charges to cost of goods sold. The 2004 Quarter included charges directly to cost of goods sold of $6.7 million related to the production of our products and product candidates. The 2003 Quarter included charges directly to cost of goods sold of $7.9 million, of which $5.7 million related to Wellbutrin SR/Zyban placed into production after December 31, 2002. We have experienced and, in the near term, expect to continue to experience, significant charges to cost of goods sold as a result of production and utilization issues at our manufacturing facilities related to the expansion of manufacturing facilities in anticipation of new product launches and other factors. In the 2004 Quarter, we incurred costs of approximately $1.4 million related to under-utilization and inefficiencies at our Florida manufacturing facility and our North Carolina facility, which we are renovating. In the 2003 Quarter, we incurred $1.6 million of charges to cost of goods sold related to under-utilization issues at our Florida manufacturing facilities and our North Carolina facility.

     Brand Products

     For the 2004 Quarter, revenues from our brand products increased by 94.8% to $15.4 million from $7.9 million in the 2003 Quarter. The 2004 Quarter and the 2003 Quarter include net revenues generated from Altocor of $10.6 million and $4.1 million, respectively, as well as net revenues from the Entex (cough and cold), Anexsia (pain) and Embrex (prenatal vitamins) product lines. The increase in revenues for the 2004 Quarter compared to the 2003 Quarter was primarily the result of increases in prescription levels, unit volume and the price of Altocor and increases in revenues from the Entex product line, primarily due to the introduction of reformulated versions of two Entex products in November 2003. These increases in revenues were partially offset by decreases in revenues from the Embrex and Anexsia product lines, which were affected by various factors, including the advent of generic competition.

     In the 2004 Quarter, our brand products generated $10.8 million of gross profit with a gross margin of 69.8%, compared to $5.4 million of gross profit with a gross margin of 68.3% for the 2003 Quarter. The increase in gross profit for the 2004 Quarter resulted primarily from increases in price and units of Altocor sold and the relaunch of reformulated Entex products, partially offset by, among other things, charges of approximately $1.3 million directly to cost of goods sold in the 2004 Quarter for production failures and inventory expiration issues. Cost of goods sold in the 2004 Quarter and the 2003 Quarter also included royalties accrued on the revenues generated from the Entex and Anexsia product lines, as well as amortization of the marketing rights we acquired for the Entex and Anexsia products, calculated on a straight-line basis.

     Licensing and Royalties Revenue

     In the 2004 Quarter, we recorded $20.1 million in licensing and royalties revenue, compared to $31.0 million in the 2003 Quarter.

          Generic Wellbutrin SR/Zyban

     In July 2003, we entered into an Exclusivity Agreement with Impax and Teva pertaining to the respective ANDAs for generic versions of Wellbutrin SR and Zyban. In March 2004, we relinquished our rights to the 180-day period of market exclusivity for the generic 150mg strength of Wellbutrin SR, thereby allowing Impax and other companies to gain FDA approval to market their products. Teva launched the Impax product in the first quarter of 2004, and we are entitled to a share of the profits derived from Teva’s sale of such product for a 180-day period. Such sales, which included the initial pipeline fill, generated licensing revenues to Andrx of $16.2 million in the first quarter of 2004, which is subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments and other sales allowances and related expenses.

          Generic Prilosec

     Licensing and royalties revenue for the 2004 Quarter and the 2003 Quarter included $3.3 million and $30.4 million, respectively, from the agreement with KUDCo for relinquishing exclusivity rights to the 10mg and 20mg strengths of generic Prilosec. The licensing rate due from KUDCo decreased from 15% to 9% in June 2003, and further decreased in February 2004 to 6.25% (which we will be entitled to for a 24 month period) in accordance with our agreement with KUDCo. Licensing revenues were further reduced in 2003 as a result of competition.

     Other Revenues

     We recorded $45,000 of other revenues in the 2004 Quarter, compared to $3.1 million in the 2003 Quarter. Other revenues for the 2003 Quarter primarily represented revenues from contract manufacturing related to our Massachusetts aerosol manufacturing operation and from our Internet operations, primarily the POL web portal. We sold our Massachusetts aerosol manufacturing facility in October 2003 and our POL web portal in December 2003.

SG&A

     SG&A expenses were $50.7 million, or 17.4% of total revenues for the 2004 Quarter, compared to $55.5 million, or 23.4% of total revenues for the 2003 Quarter. For both periods, SG&A expenses included expenses related to the administration, marketing, sale, distribution and warehousing of distributed products and our brand and generic products, royalties to our former Co-Chairman and Chief Scientific Officer related to sales of our generic version of Cardizem CD, corporate overhead and legal costs (primarily patent infringement and antitrust matters related to our ANDA filings). The decrease in SG&A expenses in the 2004 Quarter, compared to the 2003 Quarter, was due primarily to a decrease in sales and marketing costs for our brand products, decreases in operating expenses related to our former Internet business and legal expenses, offset by a $1.7 million charge for severance and benefits for our former CEO, Richard J. Lane. We anticipate a significant increase in selling expenses in conjunction with the launch of Fortamet in May 2004, the name change of Altocor, and preparation for the possible launch of Cardura XL, in the second half of 2004.

     During the 2004 Quarter, we employed an average of approximately 240 brand sales representatives with an average direct cost, including training costs, of approximately $140,000, compared to an average of approximately 410 brand sales representatives with an average direct cost of approximately $120,000 in the 2003 Quarter. In December 2003, we reorganized our brand sales force structure and reduced the number of brand sales representatives by approximately 100. We will review and adjust the number of sales representatives we maintain based on the needs of our business and our products, particularly for our expected launch of Pfizer’s Cardura XL product. In our distribution operations, we employed approximately 220 sales representatives and sales support staff in both the 2004 Quarter and the 2003 Quarters.

Research and Development

     R&D expenses were $10.8 million for the 2004 Quarter, compared to $13.3 million for the 2003 Quarter. R&D expenses in the 2004 Quarter primarily reflected our continued research, development and commercialization efforts in our generic (ANDA) product development program. A portion of the decrease in R&D spending is attributable to the reduced focus on brand R&D. We filed three ANDAs in the 2004 Quarter and, as of March 31, 2004, had approximately 30 ANDAs and two NDA submissions pending at the FDA.

     In our generic R&D operations, we seek to research and develop generic formulations of currently marketed products. We estimate that the average cost of developing a controlled-release generic product (excluding legal costs) is approximately $2.0 million and the average cost of developing a niche or immediate-release generic product is approximately $1.0 million. R&D expenses for generic research and development activities include, among other things, costs relating to personnel, overhead, bioequivalence studies, raw materials and scale-up activities.

     Our research and development efforts are currently focused on developing controlled-release generic products, using our proprietary, controlled-release drug delivery technologies, as well as niche and immediate-release generic products, including oral contraceptives.

     Our current brand R&D consists primarily of the development of a combination product of Actos (pioglitazone), which is marketed by Takeda Chemical Industries, Ltd. and our extended-release metformin product, each of which is administered once-a-day for the treatment of type 2 diabetes. Pursuant to our December 2003 agreement with Takeda, we are responsible for the formulation and manufacture of the combination product and Takeda is responsible for obtaining regulatory approvals and marketing the product. We have received a $10.0 million milestone under this agreement and have deferred recognition of the related revenue because the amount to be retained by us is contingent upon the occurrence of certain future events. We are also entitled to receive significant additional milestone payments from Takeda upon the occurrence of certain specified events, as well as a transfer price for product manufactured by us and a royalty and certain additional performance payments related to Takeda’s sale of the combination product.

Equity in Earnings of Joint Ventures

     We recorded $1.5 million of equity in earnings of our unconsolidated joint ventures (ANCIRC and CARAN) in the 2004 Quarter, compared to $448,000 in the 2003 Quarter. The 2004 Quarter increase is primarily due to CARAN’s sale of generic Mevacor®, which was launched in the second quarter of 2003. ANCIRC is a 50/50 joint venture with Watson Pharmaceuticals, Inc. and CARAN is a 50/50 joint venture with Carlsbad Technologies, Inc.

Interest Income

     We recorded interest income of $744,000 in the 2004 Quarter, compared to $646,000 in the 2003 Quarter. The increase in interest income is primarily the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2004 Quarter, compared to the 2003 Quarter. We invest in taxable, tax-advantaged and tax-free investment grade securities.

Interest Expense

     We incurred interest expense of $605,000 in the 2004 Quarter, compared to $611,000 in the 2003 Quarter. Interest expense in the 2004 Quarter and the 2003 Quarter were primarily related to the unused line fee, amortization of issuance costs related to our secured line of credit entered into in December 2002, financing charges on capital lease obligations and certain insurance premiums.

Gain on Sales of Assets

     Gain on sale of assets for the 2003 Quarter included a gain of $125,000 on the sale of certain brand marketing rights and a gain of $311,000 associated with the sale of Dr. Chart and @Rx applications.

Income Taxes

     For the 2004 Quarter and the 2003 Quarter, we provided $16.3 million and $3.9 million, respectively, for income taxes or 38% of income before income taxes. This provision exceeded the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes.

Weighted Average Shares Outstanding

     The basic and diluted weighted average shares of Andrx common stock outstanding were 72.5 million and 73.6 million, respectively, in the 2004 Quarter, and 71.6 million and 72.1 million, respectively, in the 2003 Quarter. The basic weighted average share computations for the 2004 Quarter and 2003 Quarter include the weighted average number of shares of common stock outstanding during the periods and the vested portion of restricted stock units. Diluted per share calculations include weighted average shares of common stock outstanding plus dilutive common stock equivalents (stock options and the unvested portion of restricted stock units, computed using the treasury stock method). Anti-dilutive common stock equivalents consist of stock options and unvested restricted stock units in which the exercise price or issuance price, respectively, were in excess of the average market price for the respective period. The increase in the basic weighted average number of shares of Andrx common stock outstanding in the 2004 Quarter, compared to the 2003 Quarter, was attributable to exercises of stock options, the issuance of common stock from restricted stock units, and issuances of shares under our employee stock purchase plan.

Liquidity and Capital Resources

     As of March 31, 2004, we had $241.1 million in cash, cash equivalents and investments available-for-sale, and $380.8 million of working capital.

Operating Activities

     In the 2004 Quarter, net cash provided by operating activities was $45.1 million, compared to net cash used in operating activities of $19.3 million in the 2003 Quarter.

     In the 2004 Quarter, net cash provided by operating activities of $45.1 million included net income of $26.7 million, increases in accounts payable and accrued and other liabilities of $39.5 million and decreases in prepaid and other current assets of $3.7 million, offset by increases in accounts receivable of $13.1 million and inventories of $19.6 million. In addition, the 2004 Quarter also included depreciation and amortization of $7.9 million and income tax benefits on exercises of stock options of $1.3 million, offset by equity in earnings of joint ventures of $1.5 million. The increases in accounts receivable, inventories and accounts payable and accrued expenses were primarily related to sales and purchases of generic Glucotrol XL supplied by Pfizer. Our levels of inventories and accounts payable and accrued expenses are influenced by purchasing opportunities in our distribution business.

     In the 2003 Quarter, net cash used in operating activities of $19.3 million included net income of $6.4 million, decreases in prepaid and other assets of $2.6 million, income tax benefits on exercises of stock options of $712,000 and income tax refunds of $2.2 million, offset by increases in accounts receivable of $9.0 million, inventories of $21.7 million and decreases in accounts payable and accrued and other liabilities of $8.4 million. In addition, the 2003 Quarter also included depreciation and amortization of $6.9 million and a provision for doubtful accounts receivable of $1.5 million.

Investing Activities

     Net cash used in investing activities was $15.2 million in the 2004 Quarter, compared to net cash provided by investing activities of $21.4 million in the 2003 Quarter.

     In the 2004 Quarter, net cash used in investing activities of $15.2 million consisted of $14.3 million in purchases of property, plant and equipment and $2.4 million in purchases of investments available-for-sale, offset by $1.5 million in proceeds from distributions of joint ventures. Our purchases of property, plant and equipment primarily relate to capital investments in our manufacturing and R&D facilities in Florida and the renovation of our North Carolina manufacturing facility. We anticipate significant capital expenditures in 2004 for facilities, machinery and equipment related to our North Carolina and Florida manufacturing facilities.

     In the 2003 Quarter, net cash provided by investing activities of $21.4 million consisted predominantly of $33.5 million in maturities of investments available for sale, offset by $12.3 million in purchases of property, plant and equipment.

Financing Activities

     Net cash provided by financing activities was $3.6 million in the 2004 Quarter and $1.0 million in the 2003 Quarter. For the 2004 and 2003 Quarter, net cash provided by financing activities primarily consisted of proceeds from issuances of shares of Andrx common stock from exercises of Andrx stock options.

     On December 30, 2002, we entered into a four-year, secured revolving line of credit facility for up to an aggregate amount of $185.0 million, none of which was outstanding at March 31, 2004. Borrowings available under the credit facility are limited to defined values of eligible accounts receivable, inventories, property, plant and equipment and reserves established by the lenders. Interest accrues on the average outstanding principal balance under the credit facility and a fee accrues on the unused portion of the credit facility. Andrx and its subsidiaries granted the lenders a first priority security interest in substantially all of their respective assets, including accounts receivable, inventories, deposit accounts, property, plant and equipment and general intangibles, and real estate owned at the date of the credit facility. The credit facility contains certain financial covenants and we are currently in compliance with all the required covenants. However, the borrowing base limits our borrowing availability to approximately $165.4 million as of March 31, 2004. We are considering amending or replacing the credit facility.

     We anticipate that our cash requirements will continue to increase due to the completion of construction of our R&D and manufacturing facilities, including the acquisition of related equipment, at our Florida and North Carolina facilities. In 2004, we expect to incur approximately $100 million in capital expenditures, which we intend to pay for with cash generated from our operations. We will periodically review our level of capital spending based on our level of profitability and cash flow. We will pay a $25 million milestone to Pfizer upon timely FDA approval of their Cardura XL NDA, provided certain minimum labeling requirements are met. In that event, we will purchase approximately $21 million of Cardura XL from Pfizer during the following 12 months. We will pay Sandoz additional milestones of $2.0 million, as a result of the approval, and $3.0 million following the launch of Fortamet. Absent a significant acquisition of a product or business or other presently unforeseen circumstances, we anticipate that our existing capital resources will be sufficient to enable us to maintain our operations for the foreseeable future without drawing on our credit facility.

Outlook

     As noted elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, investors are cautioned that all forward-looking statements involve risk and uncertainties. Accordingly, investors are cautioned not to place reliance on those forward-looking statements, including those made in this Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Distributed Products

     Our pharmaceutical distribution operations have a history of consistent, quarterly sequential growth as a result of, among other things, the introduction of new generic products and our continued penetration of the market servicing independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices.

     Our growth is affected, in large part, by our participation in the launch of new generic products by other generic manufacturers, and the advent and extent of competition encountered by these products, and the other products we distribute. According to published data, generic versions of numerous brand products having substantial annual sales are expected to be launched in the next few years. Sales prices for generic products typically decline with the onset of competition from new generic manufacturers particularly after such products were sold during an initial marketing exclusivity period. Consequently, growth in revenues will continue to be primarily a function of new generic products launched by other generic manufacturers, offset by the overall level of net price declines on existing distributed products. Nevertheless, we believe our distribution operations will continue to grow at a rate generally consistent with the growth of the overall generic industry. Our pharmaceutical distribution operations compete with a number of large wholesalers that market, among other things, both brand and generic pharmaceutical products to their customers and may therefore offer broader marketing programs. We also compete with other pharmaceutical distributors. Though the distribution of pharmaceutical products is historically a relatively low gross margin industry, competition could result in further pressure on margins.

     Our distribution operations play a significant role in the sale of our current generic products and, we believe, will continue to play a significant role in our new product launches. For external reporting purposes, this segment’s financial results do not include its participation in the distribution of our generic products. Such revenues are classified as Andrx product sales in our Unaudited Condensed Consolidated Statements of Income.

     Andrx Generic Products

     The generic pharmaceutical industry is highly competitive and selling prices are often subject to significant and rapid declines from competition among existing or new generic products entering the market. In our sales efforts for our generic products, we compete with domestic and international companies and generic divisions of large brand pharmaceutical companies. Many of these competitors offer a wider variety of generic products to their customers. As the brand products’ patents and other bases for market exclusivity expire, generic competitors enter the marketplace, possibly including the brand product sold as an authorized generic. As the number of generic competitors increases and they compete for market share, a unit price decline generally results. The timing of these price decreases is difficult to predict and can result in significantly curtailed profitability for a generic product. Revenues and gross profits from our generic products may also be affected by competition involving the corresponding brand product, including the introduction and promotion of alternative brand or OTC versions of such products. We anticipate that our net revenues and gross profit will be significantly affected by sales of our generic version of

Cardizem CD, and to a lesser extent, by sales of our generic OTC version a of Claritin-D 24, generic Tiazac and generic Glucotrol XL, (purchased from Pfizer). Revenues and gross profits will also vary depending upon the timing and market environment related to the launch of our new generic products.

     We believe that our controlled-release products may face more modest competition than other generic products due to the limited number of competitors having the scientific and legal expertise and financial resources necessary to develop these products and bring them to market. We also believe that, for various reasons, our niche products may also face less competition than most generic products. These competitive barriers, combined with the synergistic value derived from our pharmaceutical distribution operations, better position Andrx to compete in the highly competitive generic product marketplace.

     Currently, our overall level of profitability remains dependent, to a great extent, on a relatively small number of products. If these products, particularly our generic version of Cardizem CD, and to a lesser extent, Tiazac, were to experience increased competition, the resulting price reductions and/or reduced market share would significantly adversely affect these products’ contribution to our results of operations and our operating results. Publicly available information indicates that competition for our generic versions of Cardizem CD and Tiazac could occur by mid-2004.

     Pursuant to our January 2003 agreement with Perrigo, our generic line of Claritin products are sold as “store-brand” OTC products by Perrigo, and we share in the net profits, as defined, derived from such sales. Perrigo commenced sales of our OTC generic version of Claritin-D 24 in June 2003 and our OTC generic version of Claritin RediTabs in January 2004. Our OTC generic version of Claritin-D 12 was approved in January 2004 and we hope to place Perrigo in a position to launch this product in 2004. Future revenues and profits with respect to these products will be dependent upon a number of factors, including our manufacturing capacity, market competition for the OTC generic Claritin products, the introduction of additional OTC generic Claritin products by other companies, particularly store-brand products, as well as other factors.

     Pursuant to our September 2003 agreements with Pfizer and Alza, which resolved patent infringement litigation involving our ANDAs for the 2.5mg, 5mg and 10mg strengths of Glucotrol XL (extended-release glipizide), we have the right to either market Pfizer’s Glucotrol XL product (or any strength thereof) as a generic or our own ANDA product(s), in exchange for a royalty. Though we launched all three strengths of Glucotrol XL supplied by Pfizer during the fourth quarter of 2003, we are working toward FDA approval to enable us to launch all of our ANDA products in the future.

     Pursuant to our agreement with Teva, Teva has the right to market our line of oral contraceptive products in the United States and Canada. In April 2004, Teva began selling generic versions of Ortho Tri-Cyclen and Ortho Cyclen-28 in the United States. Our other disclosed ANDAs for oral contraceptive products include generic versions of OrthoNovum® 1-35 and OrthoNovum® 7/7/7. Though limited in number, our currently filed or approved oral contraceptive ANDAs are for products that currently generate approximately 50% of total oral contraceptive prescriptions.

     Though the Company will continue to seek to launch its own generic versions of Wellbutrin SR and Zyban, the Andrx products have not yet been approved by the FDA. There is no certainty about whether or when these Andrx products will be approved and marketed.

     Future growth of our generic products business will be generated from the launch of new products. We continue to invest in R&D and currently have approximately 30 ANDAs pending at the FDA. However, the launch of our generic product candidates is dependent upon a number of factors, both within and outside our control. Factors outside our control include new Orange Book patent listings and related patent infringement litigation and the expiration of others’ exclusivity rights, which affect the timing of our receipt of FDA marketing approval, FDA’s resolution of a Citizens Petition (in the case of our generic version of Concerta) and the timing and outcome of our patent litigation. The revenues and gross profits to be generated by these new products will also be affected by the amount of generic competition they encounter, once launched, particularly after the expiration of any 180-day exclusivity period that we might have, either alone or on a shared basis and whether there is an authorized generic.

     We have made, are in the process of making or will make commercial quantities of certain new products prior to the date on which we anticipate that such products will receive FDA final marketing approval and/or satisfactory resolution of any patent infringement litigation involving such products. The commercial production of these products involves the risk that such product(s) may not be successfully scaled-up or approved for marketing by the FDA on a timely basis or ever and/or that the outcome of such litigation may not be satisfactory. When an exclusivity period is involved, this is a particularly difficult determination. These risks notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final FDA marketing approval or for which patent infringement litigation may be pending, when we believe that such action is appropriate in relation to the commercial value of the product launch opportunity.

Andrx Brand Products

     In the brand marketplace, we compete against brand pharmaceutical manufacturers having significantly larger and more experienced sales forces and significantly greater financial resources dedicated to advertising and promotion. As a result, until certain levels of prescriptions are achieved, whether from Altocor, which is currently our primary brand product, or the other brand products we market or plan to market, brand revenues and consequently gross profits will not be sufficient for our brand operations to achieve profitability. We anticipate that the costs of our brand operations will exceed our gross profit from brand products during 2004. We believe that once our brand operations become profitable, however, they can provide a continuing and increasing source of profits that will balance the different revenue and profit streams generated by our other operations.

     Fortamet (extended-release metformin) tablets, 500mg and 1000mg strengths, our second internally developed brand product, received final FDA approval in April 2004. We plan to launch this product in May 2004. The marketing of this and other brand products typically requires significant up-front expenditures for the creation and use of advertising and promotional materials and sales force training. Unlike generic products, which are typically profitable immediately, the launch of brand products is not expected to generate profits until physicians begin prescribing such products at sufficient levels.

     We also anticipate that the FDA will approve Pfizer’s Cardura XL product in mid to late 2004. In November 2003, we acquired the right to market Cardura XL for five years for $35 million, provided the FDA grants approval for the product in 2004 with certain agreed upon minimum labeling requirements, and agreed to provide annually a minimum number of physician details, as well as to purchase approximately $150 million of Cardura XL in the first three years following FDA approval of the product. We have paid Pfizer $10 million to date, which is refundable under certain circumstances, and we will pay Pfizer an additional $25 million if the FDA approves the product in 2004 with agreed upon minimum labeling requirements.

     We are continuing to pursue opportunities that will leverage or otherwise optimize our brand sales force, including the launch of Fortamet and the planned launch of Pfizer’s Cardura XL product. We will also from time to time evaluate or seek to enter collaborative arrangements with other pharmaceutical companies that can increase revenues, reduce the costs associated with our brand operations or otherwise use our controlled-release technologies or our sales force to gain mutual benefits, such as acquiring or licensing additional brand products for our sales force to promote or co-promote or using contract sales arrangements with respect to the products we are marketing. In connection with these efforts, and the levels of profit or loss that we anticipate we will generate, we will continue to assess the size of our brand sales force and the other costs of our brand operations.

     As some of our brand products are not protected by patents, net sales of these products can be adversely affected by generic introductions, as well as seasonality (for cough and cold brand products). Net sales from particular products may also be affected by the dedication of the sales force’s efforts to other products in our brand product portfolio.

     In April 2004, we advised the FDA that we will market Altocor under a new name. Communications with the FDA have included, but are not limited to, the timing of this name change and the labeling of the product. We do not know what impact, if any, this change of name will have on sales of this product. In addition, we anticipate a near term increase in Altocor selling and marketing expense due to the name change.

     In November 2003, we launched reformulations of two Entex products that were affected by generic competition. We anticipate that these reformulated products will increase the revenues generated by our Entex line of products in 2004, as compared to 2003, until the advent of generic competition for these products. However, revenues from our Entex product line may be adversely affected by the implementation of the FDA’s October 17, 2003, draft compliance policy guide with respect to pharmaceutical products such as the Entex product line, that are presently permitted to be marketed and sold by prescription without an approved ANDA or NDA. We will continue to assess periodically the unamortized portion of our Entex product rights and Entex inventories ($10.7 million and $433,000, respectively, as of March 31, 2004) in connection with that draft FDA compliance policy guide.

     Licensing and Royalties Revenue

     In July 2003, we entered into an Exclusivity Agreement with Impax and Teva pertaining to the respective ANDAs for generic versions of Wellbutrin SR and Zyban. In March 2004, we relinquished our rights to the 180-day period of market exclusivity for the generic 150mg strength of Wellbutrin SR, thereby allowing Impax and other companies to gain FDA approval to market their products. Teva launched the Impax product in the first quarter of 2004, and we are entitled to a share of the profits derived from Teva’s sale of such product for a 180-day period. Such sales, which included the initial pipeline fill, generated licensing revenues to us of $16.2 million in the first quarter of 2004, which is subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments, and other sales allowances and related expenses. We have not relinquished the 180-day period of market exclusivity pertaining to our ANDA for a generic version of Zyban.

     Licensing fees due to us from KUDCo in 2004 will be lower compared to 2003, as a result of the decrease in the licensing rate from 15% to 9% in June 2003, and then to 6.25% in February 2004. We are entitled to this 6.25% licensing rate for 24 months. Generic Prilosec competition has significantly reduced revenues.

     We maintain the 180-day period of market exclusivity that we believe pertains to our ANDA for a bioequivalent version of the 40mg strength of Prilosec.

     Cost of Goods Sold

     We continue to focus on improving the efficiency of our manufacturing operations in order to meet the market demand for our current and anticipated products. These improvements include: (i) optimizing our processes and reducing equipment failures and thereby reducing product rejections; (ii) hiring additional experienced manufacturing operations personnel, and reducing the turnover of manufacturing operations personnel; (iii) assuring compliance with FDA’s current Good Manufacturing Practices regulations (cGMP), including the implementation of the corrective actions we have undertaken in connection with our response to the Form 483 notice we received from the FDA in March 2004; (iv) increasing personnel training, accountability, development and expertise; (v) implementing a more fully integrated use of our operating systems, in anticipation of our migration to a JD Edwards Enterprise Resource Planning (ERP) system; (vi) evaluating the commercial viability of producing certain products that we anticipate will generate a relatively small amount of profit compared to the utilization of resources in order to allow us to optimize our output and maximize our profitability; (vii) transferring production (or portions thereof) for certain products to third parties; and (viii) renovating and acquiring additional facilities to increase or optimize production. Because we manufacture products that employ a variety of technology platforms, certain of our manufacturing capabilities may at times be over-utilized, while others may be under-utilized. Our efforts notwithstanding, our future financial performance remains dependent on our ability to manufacture sufficient product to meet the market demand for our current and anticipated products on a timely basis.

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

     SG&A Expenses

     Our SG&A expenses vary primarily with the level of sales and the sales product mix, which includes distributed products, our generic products and our brand products and with changes to general and administrative activities. SG&A expenses related to our distribution business are primarily variable in nature, and change with our distribution revenues. SG&A expenses related to our generics business are relatively flat and do not vary significantly with the level of generic revenues. SG&A expenses related to our brand business increase or decrease as a result of our sales and marketing efforts. We anticipate that our SG&A expenses will continue to increase in 2004, primarily as a result of the increases in distribution revenues, promotional expenses related to the brand products we hope to launch, as well as corporate overhead. We anticipate a significant increase in selling expenses in conjunction with the launch of Fortamet in May 2004, the name change of Altocor, and preparation for the possible launch of Cardura XL, in the second half of 2004. We currently maintain a brand sales force of approximately 240 sales representatives. We will periodically review and adjust the number of sales representatives we maintain based on the needs of our business and our products, including Fortamet, and possibly Pfizer’s Cardura XL product. Brand product promotional expenses, which are expensed as incurred, will be periodically evaluated throughout 2004.

     R&D Expenses

     We anticipate that R&D expenses for 2004 will increase to approximately $55 million, and will focus primarily on generic R&D. R&D expenses will be periodically evaluated throughout 2004 following consideration of, among other things, our level of profitability and development opportunities.

     Income Taxes

     We believe our combined federal and state effective tax rate for 2004 will be approximately 38%.

     Recent Accounting Pronouncements

     See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

     Earnings Guidance

     Our policy is not to provide specific earnings projections or guidance, and not to comment on analysts’ research reports, including earnings estimates or consensus. Through public disclosures, such as our press releases and periodic SEC reports, including our Form 10-K and Forms 10-Q, we attempt to provide sufficient disclosure of both our current status and future prospects, using the Safe Harbor provision for forward-looking statements described in the Private Securities Litigation Reform Act of 1995, to allow the investment community to evaluate us and our prospects for performance properly. There can be no assurance that research analysts, in using publicly available information, will generate research reports or earnings estimates consistent with our actual internal plan or that such estimates will not vary significantly from analyst to analyst. Accordingly, even if we achieve our own plans, our actual performance may be substantially different than what is reflected in any individual research analyst’s reports or earnings estimates or the consensus of such estimates.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes regarding Andrx’s Quantative and Qualitative Disclosures About Market Risk since the most recent fiscal year.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ANDRX CORPORATION AND SUBSIDIARIES

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 8 to the “Notes to Unaudited Condensed Consolidated Financial Statements of Andrx Corporation” included in Part 1 Item 1 of this report.

ITEM 5. OTHER INFORMATION

     Andrx officers, directors and certain other employees (an “Insider”) from time to time may enter into “Rule 10b5-1 Plans”. Under an appropriate Rule 10b5-1 Plan, an Insider may instruct a third party, such as a brokerage firm, to engage in specific securities transactions in the future based on a formula without further action by the Insider, provided that the plan satisfies the legal requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

3.2	Registrant’s Amended and Restated Bylaws dated April 9, 2004

10.77	Termination Agreement and Release between the Registrant and Richard J. Lane(*)

10.78	Employment Agreement between the Registrant and John M. Hanson (*)

10.79	Employment Agreement between the Registrant and Thomas R. Giordano (*)

10.80	Employment Agreement between the Registrant and Sylvia S. McBrinn (*)

10.81	Employment Agreement between the Registrant and Thomas P. Rice (*)

10.82	Exclusivity Transfer Agreement by and among, Andrx Pharmaceuticals, LLC, Andrx Pharmaceuticals, Inc., Impax Laboratories, Inc. and Teva Pharmaceuticals Curacao, N.V. (1)

10.83	First Amendment to Exclusivity Transfer agreement by and among Andrx Pharmaceuticals, LLC, Andrx Pharmaceuticals, Inc., Impax Laboratories, Inc. and Teva Pharmaceuticals Curacao, N.V.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Management Compensation Plan or Arrangement

(1) Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b) REPORTS ON FORM 8-K

On February 3, 2004, Andrx filed a current report to Item 5 of the Form 8-K announcing certain management changes.

On February 27, 2004, Andrx filed a current report to Item 12 of the Form 8-K announcing its financial results for the year ended and fourth quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2004	By:/s/ Thomas P. Rice

Thomas P. Rice
Chief Executive Officer

Date: May 5, 2004	By:/s/ John M. Hanson

John M. Hanson
Senior Vice President and Chief Financial Officer