Form 10-Q
period 2004-06-30
ANDRX CORP /DE/
filed 2004-08-09
CIK 1123337

United States Securities and Exchange Commission

Washington, D.C. 20549

_______________

Form 10-Q

_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004
_________________________

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

☒ YES          ☐ NO

The approximate number of shares outstanding of the issuer’s common stock as of August 3, 2004 is 72,788,000.

This Form 10-Q contains trademarks held by Andrx Corporation and third parties.

ANDRX CORPORATION AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Andrx Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$85,553	$110,248
Investments available-for-sale, at market value	131,863	94,875
Accounts receivable, net of allowance for doubtful accounts of $6,313 and $7,734 at June 30, 2004 and December 31, 2003, respectively	160,658	138,849
Inventories	221,268	209,910
Deferred income tax assets, net	58,217	65,153
Prepaid and other current assets	24,906	29,790

Total current assets	682,465	648,825
Property, plant and equipment, net	262,937	239,173
Goodwill	33,981	33,981
Other intangible assets, net	13,980	13,721
Other assets	20,626	22,746

Total assets	$1,013,989	$958,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$153,561	$149,762
Accrued expenses and other liabilities	156,410	144,241

Total current liabilities	309,971	294,003
Deferred income tax liabilities	28,933	28,933
Obligations under capital leases and other obligations	12,125	12,609

Total liabilities	351,029	335,545

Commitments and contingencies
Stockholders’ equity
Convertible preferred stock; $0.001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value, 200,000,000 shares authorized; issued and outstanding 72,779,000 shares and 72,332,000 shares at June 30, 2004 and December 31, 2003, respectively	73	72
Additional paid-in capital	503,336	498,366
Restricted stock units, net	(5,268)	(7,761)
Retained earnings	165,321	132,215
Accumulated other comprehensive income (loss), net of income taxes	(502)	9

Total stockholders’ equity	662,960	622,901

Total liabilities and stockholders’ equity	$1,013,989	$958,446

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Distributed products	$163,327	$161,506	$336,822	$316,123
Andrx products	114,743	76,679	213,243	125,111
Licensing and royalties	12,489	33,054	32,624	64,067
Other	25	1,131	70	4,254

Total revenues	290,584	272,370	582,759	509,555

Operating expenses
Cost of goods sold	208,812	171,693	398,176	330,726
Selling, general and administrative	52,701	58,212	103,396	113,692
Research and development	11,745	12,484	22,503	25,824
Litigation settlements and other charges	7,800	7,500	7,800	7,500

Total operating expenses	281,058	249,889	531,875	477,742

Income from operations	9,526	22,481	50,884	31,813
Other income (expense)
Equity in earnings of joint ventures	765	1,176	2,267	1,624
Interest income	693	451	1,437	1,097
Interest expense	(587)	(685)	(1,192)	(1,296)
Gain on sales of assets	—	146	—	582

Income before income taxes	10,397	23,569	53,396	33,820
Provision for income taxes	3,953	9,092	20,290	12,987

Net income	$6,444	$14,477	$33,106	$20,833

Net income per share:
Basic	$0.09	$0.20	$0.46	$0.29

Diluted	$0.09	$0.20	$0.45	$0.29

Weighted average shares of common stock outstanding:
Basic	72,714,000	71,879,000	72,630,000	71,739,000

Diluted	73,651,000	72,617,000	73,628,000	72,375,000

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$33,106	$20,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,210	13,655
Provision for (recoveries of) doubtful accounts	(109)	4,284
Gain on sales of assets	—	(582)
Impairment charges	18,035	8,177
Compensation expense on amortization of restricted stock units, net	682	663
Equity in earnings of joint ventures	(2,267)	(1,624)
Deferred income tax provision	7,249	—
Income tax benefits on exercises of stock options and restricted stock units	1,808	848
Changes in operating assets and liabilities:
Accounts receivable	(21,700)	(10,106)
Inventories	(11,358)	(29,470)
Income tax refunds	639	51,695
Prepaid and other assets	5,907	(8,789)
Accounts payable and accrued expenses and other liabilities	11,456	32,373

Net cash provided by operating activities	59,658	81,957

Cash flows from investing activities:
Maturities (purchases) of investments available-for-sale, net	(37,499)	30,359
Purchases of property, plant and equipment	(49,512)	(22,981)
Acquisition of brand product rights	(5,000)	—
Distributions from joint ventures	2,533	74
Proceeds from sale of assets	—	250

Net cash (used in) provided by investing activities	(89,478)	7,702

Cash flows from financing activities:
Proceeds from issuances of common stock in connection with exercises of stock options	4,753	1,411
Proceeds from issuances of common stock in connection with the employee stock purchase plan	818	578
Principal payments on capital lease obligations	(446)	(404)

Net cash provided by financing activities	5,125	1,585

Net (decrease) increase in cash and cash equivalents	(24,695)	91,244
Cash and cash equivalents, beginning of period	110,248	35,521

Cash and cash equivalents, end of period	$85,553	$126,765

Supplemental disclosure during the period for:
Interest paid	$752	$552

Income tax refunds received	$639	$51,695

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired through capital leases	$—	$1,234

Acquisition of CTEX Pharmaceuticals, Inc. adjustment	$(518)	$—

Issuance (termination) of restricted stock units, net	$(1,811)	$3,044

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

1. GENERAL

     The accompanying unaudited condensed consolidated financial statements for each period include the consolidated balance sheets, statements of income and cash flows of Andrx Corporation and subsidiaries (“Andrx” or the “Company”). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and six months ended June 30, 2004, and cash flows for the six months ended June 30, 2004, are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Andrx’s Annual Report on Form 10-K for the year ended December 31, 2003, and its quarterly report on Form 10-Q for the quarter ended March 31, 2004. The December 31, 2003 Consolidated Balance Sheet included herein was extracted from the December 31, 2003 Audited Consolidated Balance Sheet included in the 2003 Form 10-K.

     SIGNIFICANT ACCOUNTING POLICIES

     The preparation of these interim financial statements requires Andrx to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Andrx bases its estimates on, among other things, currently available information, its historical experience and on various assumptions, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although Andrx believes that these assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate. Since December 31, 2003, none of the critical accounting policies, or Andrx’s application thereof, as more fully described in Andrx’s Annual Report on Form 10-K for the year ended December 31, 2003, have significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three and six months ended June 30, 2004.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

     Revenue Recognition

     Andrx’s distributed product revenues are revenues derived from the sale of pharmaceutical products purchased from third parties, including generic products sold on behalf of Andrx’s unconsolidated joint ventures. Andrx products revenues include Andrx’s generic and brand product revenues. Andrx generic product revenues are revenues derived from the sale of generic products either manufactured by Andrx pursuant to an Andrx Abbreviated New Drug Application (“ANDA”) or sold with an Andrx New Drug Code (“NDC”), excluding generic products sold on behalf of Andrx’s unconsolidated joint ventures. Andrx brand product revenues are revenues derived from the sale of branded products either manufactured by Andrx pursuant to an Andrx New Drug Application (“NDA”) or sold with an Andrx NDC.

     Revenues from Andrx’s distributed and generic products and the related cost of goods sold are recognized at the time the product is received by Andrx’s customers. Estimated sales returns and allowances are provided in the same period as the related sales are recorded based on currently available information and are periodically monitored and evaluated.

     Revenues from Andrx’s brand products are recognized after products are received by customers and are based on Andrx’s estimate of when such products will be pulled through the distribution channel, taking into account, among other things, historical prescription data provided by external independent sources, projected prescription data, incentives granted to customers, customers’ right of return, competing generic product introductions and Andrx’s brand product inventory levels in the distribution channel, which the Company periodically evaluates. As a result, Andrx had $8,190 and $5,722 in deferred revenue in the June 30, 2004 Unaudited Condensed Consolidated Balance Sheet and the December 31, 2003 Consolidated Balance Sheet, respectively.

     Allowances against sales for estimated returns, chargebacks, rebates and other sales allowances are established by Andrx concurrently with the recognition of revenue. These allowances are established based upon consideration of a variety of factors, including, but not limited to, customers’ right of return, historical returns, chargebacks and rebates by product type, the number and timing of competitive products approved for sale, both historical and projected, the estimated size of the market for the product, estimated customer inventory levels by product, current and projected economic conditions and anticipated future product pricing. Actual product returns, chargebacks, rebates and other sales allowances incurred are dependent upon future events. Andrx periodically monitors the factors that influence sales returns and allowances and makes adjustments to these provisions when Andrx believes that actual product returns, chargebacks, rebates and other sales allowances may differ from established allowances. If conditions in future periods change, revisions to previous estimates may be required, potentially in significant amounts. Changes in the level of provisions for estimated sales returns, chargebacks, rebates and other sales allowances will affect revenues from sales of Andrx’s generic and brand products.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

     The pharmaceutical industry practice is generally to grant customers the right to return or exchange purchased goods. In the generic pharmaceutical industry, this practice has resulted in generic manufacturers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers’ existing inventory following decreases in the market price of the related generic pharmaceutical product. The determination to grant an inventory credit to a customer following a price decrease is generally at the Company’s discretion, and not pursuant to contractual arrangements with customers. Shelf-stock adjustments occur frequently, potentially in significant amounts. Andrx accrues an estimate for sales allowances in the same period the sale is recognized. Accordingly, the level of provisions for estimated shelf-stock adjustments affects revenues from sales of its generic products. In order to make such an accrual, Andrx makes significant accounting estimates, including estimates of the quantities sold by customers, product still on customers’ shelves and price declines that may occur before the products pull through the distribution channel. Andrx periodically reviews and, as necessary, adjusts such estimates. As a result, if conditions in future periods change, revisions to previous estimates may be required, potentially in significant amounts.

     In Andrx’s brand business, the Company makes significant estimates for sales returns and allowances, which are dependent on Andrx’s ability to promote to physicians, create demand for its products, pull products through the distribution channel, future levels of prescriptions for its products and Andrx’s brand product inventory levels in the distribution channel. It is a common pharmaceutical industry practice for brand manufacturers to offer customers, among other things, buy-in allowances on initial purchases prior to promotion activities by the manufacturer. In addition, Andrx conducts a significant amount of its sales with a limited number of large pharmaceutical wholesalers and warehousing pharmacy chains that have a right to return or exchange product they purchased. During the three and six months ended June 30, 2004, approximately 74% and 70%, respectively, of Andrx’s brand products shipments were made to three customers. As there are a limited number of large customers and Andrx does not have a substantial and therapeutically unique brand product line, these customers exert significant leverage on Andrx relative to, among other things, product returns and other concessions. Andrx periodically reviews its estimates for sales returns and allowances, and if conditions change in future periods, revisions to previous estimates may be required, potentially in significant amounts.

     Andrx sometimes enters into collaborative agreements where the other party markets the Company’s product. In these instances, Andrx recognizes revenue based on information supplied by the other party related to shipment of the product to and acceptance by customers, less estimates for sales returns and allowances. The revenues Andrx reports are subject to several estimates by such parties, similar to those the Company experiences with sales of its products. Andrx periodically monitors the factors that influence sales returns and allowances and conducts inquiries of the other parties regarding these estimates. Such estimates are revised as changes become known. In addition, Andrx receives periodic reports from the other party that support the amount of revenue Andrx recognizes, and amounts recognized are then compared to the cash subsequently remitted to the Company.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

     Licensing and royalties revenues are recognized when the obligations associated with the earning of the licensing or royalty revenue have been satisfied. The Company reviews each contract, and if appropriate, defers up-front and milestone payments, whether or not they are refundable, and recognizes such amounts over future periods after services have been rendered or delivery has occurred and the amounts are fixed or determinable (See Notes 7 and 11).

     Impairment or Disposal of Long-Lived Assets

     The Company utilizes the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to determine whether impairment has occurred. Fair value, as determined by appraisal or discounted cash flow analysis, is compared to the carrying value in calculating any impairment. (See Notes 5 and 6).

     DIVESTITURES

     Andrx divested its Massachusetts aerosol manufacturing operation and its Physicians’ Online (“POL”) web portal in October and December 2003, respectively. For the three and six months ended June 30, 2003, other revenues included $1,131 and $4,129, respectively, from these divested operations. (See Note 4).

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period presentation.

     STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations. Options granted under those plans are to eligible participants with an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no employee compensation expense for stock options is reflected in the Unaudited Condensed Consolidated Statements of Income. For restricted stock unit grants, the fair value on the date of the grant is fixed and is amortized on a straight-line basis over the related period of service. Such amortization expense is included in selling, general and administrative (“SG&A”) expenses.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

     The following table summarizes the pro forma consolidated results of operations of Andrx as though the provisions of the fair value based accounting method of accounting for employee stock option compensation of SFAS No. 123 had been used:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income
As reported	$6,444	$14,477	$33,106	$20,833
Add: stock-based employee compensation expense included in reported net income, net of related tax effect	228	177	423	411
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(4,008)	(6,637)	(6,956)	(11,514)

Pro forma net income	$2,664	$8,017	$26,573	$9,730

Basic net income per common share
As reported	$0.09	$0.20	$0.46	$0.29

Pro forma	$0.04	$0.11	$0.37	$0.14

Diluted net income per common share
As reported	$0.09	$0.20	$0.45	$0.29

Pro forma	$0.04	$0.11	$0.36	$0.13

     The fair value of Andrx options issued was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Risk-free interest rate	2.8%	3.2%	3.0%	3.0%
Expected life of options (years)	3.0	5.5	5.9	5.5
Expected volatility	82%	86%	83%	88%
Dividend yield	—	—	—	—

     The range of fair values per share of Andrx options as of the respective dates of grant was $10.89 to $20.14, and $10.89 to $21.60, for stock options granted during the three and six months ended June 30, 2004, respectively, and $7.58 to $17.13 and $6.61 to $23.12, for stock options granted during the three and six months ended June 30, 2003, respectively.

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

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

Recent Accounting Pronouncements

     Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), which is intended to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In December 2003, the FASB issued a revision to FIN No. 46, which partially delayed its effective date for public companies until the period ending after March 15, 2004, but permitted earlier adoption for some or all of their investments. FIN No. 46 requires a company to consolidate variable interest entities (“VIEs”), if that company is the primary beneficiary of the variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected returns or both. Since Andrx does not have any VIEs, the adoption of FIN No. 46 for the year ended December 31, 2003, and the six month period ended June 30, 2004, did not have an impact on Andrx’s consolidated financial statements.

     Revenue Recognition

     In December 2003, the SEC published Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” This SAB updates portions of the SEC staff’s interpretative guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary, and conforms the interpretative material retained, because of pronouncements issued by the FASB’s Emerging Issues Task Force (“EITF”) on various revenue recognition topics, including EITF 00-21, “Revenue Arrangements with Multiple Deliverables” and EITF 99-19, “Reporting Revenue Gross as Principal Versus Net as an Agent”. SAB 104 also incorporates into the SAB Codification of certain sections of the SEC staff’s “Revenue Recognition in Financial Statements — Frequently Asked Questions and Answers” (“FAQ”). To the extent not incorporated into the SAB codification, the SEC staff’s FAQ on SAB 101 (Topic 13) has been rescinded. Adoption of the provisions of SAB 104 did not have a significant impact on the Company’s consolidated financial statements.

2. COLLABORATIVE ARRANGEMENTS

     Andrx has entered into an agreement with Genpharm, Inc. (“Genpharm”) whereby the Company has the exclusive rights to either market Genpharm’s generic versions of Paxil® (paroxetine hydrochloride) 10mg, 20mg, 30mg, and 40mg tablets or Andrx’s own ANDA product(s) in the United States, in exchange for a royalty based on the net profits, as defined. In May 2004, Andrx launched all four strengths of Genpharm’s generic Paxil product. (See Note 11).

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

     Andrx has a collaborative arrangement with L. Perrigo Company (“Perrigo”) whereby the Company agreed to manufacture and supply Perrigo with Andrx’s generic versions of Claritin-D® 12, Claritin-D® 24 and Claritin® RediTabs, and Perrigo agreed to market such products as “store-brand”, over-the-counter (“OTC”) products. In June 2003, Perrigo launched Andrx’s OTC generic version of Claritin-D 24 and in January 2004, Andrx’s OTC generic version of Claritin RediTabs. Under the terms of the arrangement, Andrx manufactures and Perrigo packages and markets these “store-brand” products, and the parties share the net profits, as defined, from product sales.

     Andrx has a collaborative arrangement with Teva Pharmaceutical Industries Ltd (“Teva”) whereby the Company agreed to manufacture and supply Teva with Andrx’s line of generic oral contraceptive products and Teva agreed to market the products. Under the terms of the arrangement, the parties share the net profits, as defined, from product sales. In April 2004, Teva launched Andrx’s generic versions of Ortho Tri-Cyclen® and Ortho Cyclen-28®.

     In July 2004, Andrx entered into a collaborative arrangement with Martec Pharmaceutical, Inc. (“Martec”) whereby Martec will supply its generic version of Procardia® XL (nifedipine) 90mg tablets to Andrx and Andrx will market the product in the United States. Under the terms of the arrangement, the parties share the net profits, as defined, from product sales.

3. EARNINGS PER SHARE

     For the three and six months ended June 30, 2004 and 2003, the shares used in computing basic net income per share are based on the weighted average shares of common stock outstanding, including the vested portion of restricted stock units. Diluted per share calculations included weighted average shares of common stock outstanding, including the vested portion of restricted stock units, during the three and six months ended June 30, 2004 and 2003, respectively, plus dilutive common stock equivalents, computed using the treasury stock method. The Company’s dilutive common stock equivalents consist of stock options and the unvested portion of restricted stock units. Anti-dilutive common stock equivalents include stock options and the unvested portion of certain restricted stock units in which the exercise price or the issuance price, respectively, exceeded the average market price for the respective three and six-month periods.

     A reconciliation of the denominators of basic and diluted earnings per share of common stock is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic weighted average shares of common stock outstanding	72,714,000	71,879,000	72,630,000	71,739,000
Effect of dilutive items:
Stock options and unvested restricted stock units	937,000	738,000	998,000	636,000

Diluted weighted average shares of common stock outstanding	73,651,000	72,617,000	73,628,000	72,375,000

Anti-dilutive weighted average common stock equivalents	2,849,000	4,411,000	2,844,000	6,142,000

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

4. INVENTORIES AND COST OF GOODS SOLD

     Inventories consist of the following:

	June 30,	December 31,
	2004	2003
Raw materials	$40,035	$40,387
Work in process	17,619	20,913
Finished goods	163,614	148,610

	$221,268	$209,910

     As of June 30, 2004, the Company had approximately $8,728 in inventories relating to products pending launch while the Company awaits receipt of final Food and Drug Administration (“FDA”) marketing approval. (See Note 11).

     During the three and six months ended June 30, 2004, the Company recorded an impairment charge of $14,535 directly to cost of goods sold related to its North Carolina facility. (See Note 5).

     During the three and six months ended June 30, 2004, the Company recorded an impairment charge of $3,500 directly to cost of goods sold related to its Entex product rights. (See Note 6).

     During the three and six months ended June 30, 2003, Andrx also recorded charges of $9,440 and $10,870, respectively, included in cost of goods sold, related to the writedown of certain assets ($2,994 for inventories and $5,183 for property, plant and equipment) and under-utilization and inefficiencies from the Massachusetts aerosol manufacturing operation that was sold in October 2003.

     During the three and six months ended June 30, 2004, Andrx recorded charges of $6,454 and $14,387, respectively, directly to cost of goods sold as a result of production issues related to the Company’s products and product candidates. During the three and six months ended June 30, 2003, Andrx recorded charges of $2,732 and $10,322, respectively, directly to cost of goods sold as a result of production issues related to the Company’s products and product candidates. Charges for the six months ended June 30, 2003, included $5,723 related to Andrx’s generic versions of Wellbutrin SR®/Zyban® product placed into production after December 31, 2002.

     During the three and six months ended June 30, 2004, Andrx recorded charges directly to cost of goods sold of approximately $4,500 associated with under-utilization and inefficiencies of its manufacturing facilities. During the three and six months ended June 30, 2003, cost of goods sold included $1,132 and $2,731, respectively, associated with under-utilization and inefficiencies of Andrx’s manufacturing facilities.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

5. PROPERTY, PLANT AND EQUIPMENT, NET

     The Company purchased its North Carolina facility in December 2002 for approximately $28,250. Renovation of the facility commenced in 2003. In June 2004, the Company determined that, as a result of its near term manufacturing needs and the extended time horizon for commercial scale production at the North Carolina facility, among other factors, a significant expansion of its Florida facilities would allow it to fulfill its current and projected manufacturing requirements through at least 2007. As a result of this determination, the Company concluded that it would discontinue renovation of its North Carolina facility. As the Company is not presently utilizing such facility, and has no plans for its utilization, it is more likely than not that this facility will be sold. Accordingly, the Company recorded a $14,535 impairment charge to its Generic Products Segment cost of goods sold for the three and six months ended June 30, 2004, which represented the difference between the carrying value and the estimated fair value of its North Carolina facility based on independent appraisals. (See Note 4). The ultimate amount realized from a sale of this facility may differ from the Company’s fair value estimate.

6. OTHER INTANGIBLE ASSETS, NET

     In the three months ended June 30, 2004, pursuant to its October 2001 agreement with Sandoz Inc. (“Sandoz”) (formerly known as Geneva Pharmaceuticals, Inc., a subsidiary of Novartis), whereby the Company reacquired the marketing rights for Fortamet™ (metformin extended-release), the Company made milestone payments to Sandoz of $2,000 upon FDA approval of Fortamet and $3,000 upon the first commercial sale of Fortamet. Such product marketing rights payments have been recorded in other intangible assets in the June 30, 2004 Unaudited Condensed Consolidated Balance Sheet. The product marketing rights are being amortized on a straight-line basis through cost of goods sold over the three-year Fortamet marketing exclusivity period granted by the FDA.

     In June 2004, as a result of the FDA approval of an NDA for an OTC product containing the same active ingredients as Andrx’s Entex® PSE prescription product, Andrx recorded a charge of $3,500 to its Brand Products Segment cost of goods sold for the three and six months ended June 30, 2004, related to the impairment of its Entex product rights, which the Company acquired in 2001 (see Note 4). This charge represents the difference between the carrying amount and the fair value of the Entex product rights based on the present value of estimated future cash flows. On October 17, 2003, FDA provided notice that once it approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as the Company’s Entex product line, may be subject to FDA enforcement action. It is unclear whether FDA will permit a grace period for the continued sale of Entex PSE or, if granted, how long such grace period will be. In addition, though the Company has historically amortized its Entex product rights over a 10-year period on a straight-line basis, the continued viability of the Entex line of products, including Entex LA, is now uncertain. As a result, Andrx will amortize the remaining carrying amount of its Entex product rights over 18 months and the amortization expense related to the Entex product rights will increase by $3,056 to $4,526 on an annual basis in future reporting periods. Andrx will continue to periodically assess the unamortized portion of its Entex product rights and inventories ($6,789 and $226, respectively, as of June 30, 2004), and the useful life of its Entex product rights whenever events or changes in circumstances indicate that the carrying amount of the Entex product rights may not be recoverable.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

7. LICENSING AND ROYALTIES REVENUE

     For the three and six months ended June 30, 2004, the Company recorded $12,489 and $32,624, respectively, in licensing and royalties revenue. For the three and six months ended June 30, 2004, licensing and royalties revenue included $14,289 and $30,485, respectively, from Impax Corporation (“Impax”) and Teva for Andrx’s relinquishment of its exclusivity rights for the generic versions of Wellbutrin SR (150mg strength) and Zyban and $(2,577) and $727, respectively, from Kremers Urban Development Company (“KUDCo”) for Andrx’s relinquishment of its exclusivity rights to the 10mg and 20mg strengths of generic Prilosec®. For the three and six months ended June 30, 2003, the Company recorded $33,054 and $64,067, respectively, in licensing and royalties revenue, primarily from KUDCo.

     Generic Wellbutrin SR/Zyban

     In July 2003, Andrx entered into an Exclusivity Transfer Agreement with Impax and Teva pertaining to the respective ANDAs for generic versions of Wellbutrin SR/Zyban. In March 2004 and May 2004, Andrx relinquished its rights to the 180-day period of market exclusivity for generic Wellbutrin SR (150mg strength) and Zyban, respectively, thereby allowing Impax and other companies to gain FDA approval to market their products. Teva launched Impax’s Wellbutrin SR product in the first quarter of 2004 and Impax’s Zyban product in the second quarter of 2004, and Andrx is entitled to a share of the profits, as defined, derived from such sales for a 180-day period. Such sales, which include the initial pipeline fill, generated licensing revenues to Andrx of $14,289 and $30,485 during the three and six months ended June 30, 2004, respectively. The licensing revenue recorded by Andrx is subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments and other sales allowances and related expenses.

     Generic Prilosec

     Licensing revenues from KUDCo are recognized in accordance with the terms of the October 2002 Commercialization Agreement. Andrx is entitled to a share of the net profits, as defined, which are subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments, other sales allowances and other expenses and allocations. The licensing rate due from KUDCo was 15% until June 2003, when the rate decreased to 9%, and further declined to 6.25% in February 2004, consistent with Andrx’s agreement with KUDCo. Competition has also resulted in reduced sales for KUDCo’s generic version of Prilosec, which has further reduced Andrx’s licensing revenues from KUDCo. The licensing revenue earned from KUDCo in the three and six months ended June 30, 2004, includes the effect of KUDCo’s allocation to Andrx of a $1,750 reversal of sales returns and allowances reserve previously recorded by KUDCo. This reserve reversal is offset by an allocation to Andrx of $6,347 made by KUDCo related to its June 2004 $50,000 settlement of patent infringement litigation with Mylan Laboratories, Inc. (“Mylan”) and Esteve Quimica S.A. (“Esteve”), which the Company disputes. (See Note 11).

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

8. PROVISION FOR INCOME TAXES

     For the three and six months ended June 30, 2004, the Company recorded a provision for income taxes of $3,953 and $20,290, respectively, or 38% for each period of income before income taxes. For the three and six months ended June 30, 2003, the Company recorded a provision for income taxes of $9,092 and $12,987 or 39% and 38%, respectively, of income before taxes. For the three and six months ended June 30, 2004 and 2003, the Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes.

     During 2003, the Company incurred, and will report on its 2003 income tax return, a significant tax loss as a result of certain ordinary business developments. The loss was not fully utilized during 2003. The unused portion has been carried forward to 2004 and is being utilized to reduce taxable income. The Company believes the loss is appropriate and deductible. However, the complexity of the tax rules and the likelihood of a review and subsequent challenge by the taxing authorities resulted in the Company recording an accrual of $28,360, which is included in accrued and other liabilities, to fully offset the utilization of such loss carryforward. Additionally, the remaining loss, approximately $35,300, tax effected, will be carried forward and may be available to reduce certain future taxable income, which will be similarly offset by an accrual for financial reporting purposes at that time. This reserve will be reassessed upon any changes in status of any contingencies related to this deduction, until such contingencies are fully resolved. The Company’s effective tax rate and cash flows could be materially impacted by the ultimate resolution of this matter.

     As discussed in Note 11, the Company is currently under audit by the Internal Revenue Service for the years 1999 through 2002. The Company’s effective tax rate and cash flows could be materially impacted by the ultimate resolution of its tax positions.

9. COMPREHENSIVE INCOME

     The components of the Company’s comprehensive income are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income	$6,444	$14,477	$33,106	$20,833
Investments available-for-sale
Unrealized loss, net	(845)	(80)	(824)	(139)
Income tax benefit	321	30	313	49

	(524)	(50)	(511)	(90)

Comprehensive income	$5,920	$14,427	$32,595	$20,743

10. BUSINESS SEGMENTS

     See the Company’s Form 10-K for the year ended December 31, 2003, for a discussion of its business segments.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

     The following table represents unaudited financial information by business segment:

	As of or for the Three Months Ended
	June 30, 2004
	Distributed	Generic	Brand	Corporate
	Products	Products	Products	& Other	Consolidated
Revenues	$163,327	$106,942	$20,315	$—	$290,584
Income (loss) from operations	13,575	28,681	(13,643)	(19,087)	9,526
Equity in earnings of joint ventures	—	765	—	—	765
Interest income	—	—	1	692	693
Interest expense	—	—	29	558	587
Depreciation and amortization	755	5,150	1,127	1,296	8,328
Purchases of property, plant and equipment	335	31,790	—	3,124	35,249
Total assets, end of period	211,524	368,962	77,629	355,874	1,013,989

	As of or for the Three Months Ended
	June 30, 2003
	Distributed	Generic	Brand	Corporate
	Products	Products	Products	& Other	Consolidated
Revenues	$161,506	$99,142	$11,722	$—	$272,370
Income (loss) from operations	8,055	50,280	(16,947)	(18,907)	22,481
Equity in earnings of joint ventures	—	1,176	—	—	1,176
Interest income	—	—	—	451	451
Interest expense	—	—	41	644	685
Gain on sales of assets	—	—	146	—	146
Depreciation and amortization	1,382	3,959	1,261	130	6,732
Purchases of property, plant and equipment	1,828	8,800	9	40	10,677
Total assets, end of period	244,774	317,883	72,691	212,209	847,557

	Six Months Ended June 30, 2004
	Distributed	Generic	Brand	Corporate
	Products	Products	Products	& Other	Consolidated
Revenues	$336,822	$209,650	$36,287	$—	$582,759
Income (loss) from operations	26,775	76,394	(20,916)	(31,369)	50,884
Equity in earnings of joint ventures	—	2,267	—	—	2,267
Interest income	—	—	1	1,436	1,437
Interest expense	—	—	51	1,141	1,192
Depreciation and amortization	1,524	10,278	1,985	2,423	16,210
Purchases of property, plant and equipment	620	42,646	147	6,099	49,512

	Six Months Ended June 30, 2003
	Distributed	Generic	Brand	Corporate
	Products	Products	Products	& Other	Consolidated
Revenues	$316,123	$171,984	$21,448	$—	$509,555
Income (loss) from operations	18,949	78,503	(36,387)	(29,252)	31,813
Equity in earnings of joint ventures	—	1,624	—	—	1,624
Interest income	—	—	—	1,097	1,097
Interest expense	—	—	68	1,228	1,296
Gain on sales of assets	—	—	582	—	582
Depreciation and amortization	2,726	8,245	2,541	143	13,655
Purchases of property, plant and equipment	3,106	19,440	124	311	22,981

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

11. LITIGATION AND CONTINGENCIES

     Litigation Settlements and Other Charges

     During the three and six months ended June 30, 2004, Andrx recorded charges of $7,800 related to previously disclosed legal claims, including the settlements with Kos Pharmaceuticals (“Kos”) and Alpharma USPD Inc. (“Alpharma”). During the three and six months ended June 30, 2003, Andrx recorded charges of $7,500 related to various previously disclosed legal claims, including the negotiated settlement of an obligation to one of the Company’s law firms with respect to Andrx’s bioequivalent version of Tiazac®.

     Litigation

     Following its submission of Paragraph IV certifications that its ANDA product candidates do not infringe the valid patent rights of the referenced brand product, Andrx anticipates that patent infringement litigation will be commenced against it. Unless Andrx commences selling such ANDA products before the related litigation has been concluded, Andrx should not incur any substantial damages in connection with this type of litigation. Except as described below, there have been no material changes to Andrx’s pending Paragraph IV litigation since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

     Andrx is also a party to certain lawsuits and legal proceedings, which are described in “Part I, Item 3. Legal Proceedings,” of Andrx’s Annual Report on Form 10-K for the year ended December 31, 2003. The following is a description of material developments covered by this quarterly report on Form 10-Q for the quarter ended June 30, 2004, and should be read in conjunction with Andrx’s Annual Report for the year ended December 31, 2003, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

     Naproxen Sodium (Naprelan)

     In March 2003, the U.S. District Court for the Southern District of Florida issued an order denying (i) Elan Corporation, plc’s (“Elan”) motion for reconsideration of the March 2002 order invalidating the relevant Elan patent, (ii) Elan’s motion to amend and supplement the findings of fact, and (iii) Andrx’s motion asking the District Court for a ruling on its defenses of non-infringement. Both parties appealed the District Court’s March 2003 decision. On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the Elan patent was invalid, and remanded the case back to the District Court for a determination as to whether the Andrx product infringes the Elan patent. Though the Company has always believed that its product does not infringe the Elan patent, and commenced selling its generic version of Naprelan® following the District Court’s decision that the patent was invalid, an adverse determination of the infringement issue could have a material adverse effect on the Company’s business and its consolidated financial statements.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

     Paroxetine Hydrochloride (Paxil)

     The Company filed an ANDA seeking FDA approval to market paroxetine hydrochloride 40mg, the Company’s generic version of Paxil 40mg, and in June 2001, SmithKline Beecham Corporation and Beecham Group plc (“SmithKline”) sued the Company and our raw material supplier in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement. The Company later amended its ANDA to add the 10mg, 20mg and 30mg strengths of paroxetine hydrochloride and in November 2003, SmithKline filed a new infringement complaint against the Company in the U.S. District Court for the Eastern District of Pennsylvania in connection with those lower strengths. These cases and several other cases related to other companies’ ANDAs for generic versions of Paxil subsequently were consolidated for pre-trial discovery purposes only. In April 2004, the U.S. Court of Appeals for the Federal Circuit invalidated SmithKline’s hemihydrate patent in a case not directly involving the Company. SmithKline then offered to dismiss its cases against both Andrx and Genpharm if (i) it is unable to have the Federal Circuit decision overturned, and (ii) all discovery is stayed (i.e., put on hold) during the interim. Andrx agreed, and on July 2, 2004, the U.S. District Court for the Eastern District of Pennsylvania stayed all discovery and pretrial proceedings in both patent infringement cases pending against Andrx. Though the cases remain pending, SmithKline also waived the 30-month stay provision that resulted from the litigation and so notified FDA.

     Bupropion Hydrochloride (Wellbutrin SR/Zyban)

     In June 1999, Andrx filed ANDA’s seeking FDA approval to market bupropion hydrochloride, its generic versions of Wellbutrin SR/Zyban. In September 1999, Glaxo SmithKline (“Glaxo”) filed suit against Andrx in the U.S. District Court for the Southern District of Florida, claiming patent infringement. In May 2004, after settling this matter without payment from Andrx, Glaxo dismissed its lawsuit against Andrx.

     Fosinopril Sodium and Fosinopril HCTZ (Monopril and Monopril HCT)

     In February 2003, Andrx filed ANDAs seeking FDA approval to market fosinopril sodium tablets that are a generic version of Monopril® and fosinopril sodium hydrochlorathiazide tablets that are a generic version of Monopril HCT®. On April 10, 2003, Bristol-Myers Squibb Company and E.R. Squibb and Sons, LLC (“Bristol-Myers”) filed identical suits against Andrx in the U.S. District Court for the Southern District of New York and Florida for alleged patent infringement. The New York action was transferred to Florida and on April 16, 2004, dismissed. On June 4, 2004, after a trial on the merits, the U.S District Court for the Southern District of Florida issued a final judgment of non-infringement in Andrx’s favor. Bristol-Myers did not appeal the judgment.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

     Alpharma Breach of Contract Litigation

     On September 26, 2003, Alpharma filed a complaint against a subsidiary of the Company (Armstrong Pharmaceuticals, Inc. (“Armstrong”)) in the U.S. District Court for the Southern District of New York. Alpharma alleged that the contractual breach by Armstrong resulted in the recall of epinephrine mist, a product manufactured by Armstrong for Alpharma. In the complaint, Alpharma sought to recover $18,000 in damages for breach of contract, $17,400 in damages for negligent misrepresentations (many of which preceded Andrx’s involvement), and $50,000 in punitive damages. On June 30, 2004, the parties reached a settlement requiring the payment of $5,250 to Alpharma for the dismissal of this complaint and a release of all parties’ claims against each other in connection with this matter. Andrx and Celltech Manufacturing Inc., from whom Andrx purchased Armstrong in March 2001, shared this payment equally. As a result of the settlement, Andrx recorded an additional litigation settlement charge of $1,625 in the three and six months ended June 30, 2004.

     Famotidine (Pepcid)

     As part of the CARAN joint venture between Andrx and Carlsbad Technologies, Inc. (“Carlsbad”), Carlsbad developed and is manufacturing for distribution by Andrx, famotidine, a generic version of Pepcid®. In July 2001, Richter Gedeon Vegyeszeti Gyar RT sued Andrx, Carlsbad and seven other defendants for patent infringement in the U.S. District Court for the Eastern District of New York. Carlsbad agreed to indemnify Andrx from any liability arising out of this lawsuit and settled this matter. The U.S. District Court for the Eastern District of New York entered a stipulation of dismissal in May 2004.

     Lemelson Patent Litigation

     On November 23, 2001, the Lemelson Medical, Education & Research Foundation, LP (“Lemelson”) filed an action in the U.S. District Court for the District of Arizona alleging patent infringement against Andrx and others involving “machine vision” or “computer image analysis.” On March 20, 2002, the U.S. District Court for the District of Arizona entered an Order of Stay in the proceedings, pending the resolution of another suit before the U.S. District Court for the District of Nevada, which involves the same patents, but does not involve Andrx. On January 23, 2004, that Nevada court issued an order determining that certain Lemelson patents, including the patents asserted against the Company, were unenforceable. Lemelson moved to amend or alter that judgment and on May 27, 2004, an amended judgment of non-infringement was entered. On June 22, 2004, Lemelson appealed the judgment to the U.S. Court of Appeals for the Federal Circuit. The Company is not in a position to determine the ultimate outcome of this matter.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

     Trademark Litigation

     On August 13, 2003, Kos filed a complaint in the U.S. District Court for the District of New Jersey alleging trademark infringement and unfair competition, and seeking to enjoin Andrx from using the Altocor name. On September 18, 2003, the District Court denied Kos’ motion for preliminary injunction. On May 24, 2004, the U.S. Court of Appeals for the Third Circuit reversed the District Court’s opinion, and remanded the matter back to the District Court. On May 27, 2004, the District Court issued a preliminary injunction, effective June 18, 2004, enjoining Andrx from the continued use of the Altocor name. On June 9, 2004, Kos and Andrx entered into a settlement requiring the Company’s payment of $6,000 to Kos, which is recorded as a litigation settlement charge in the three and six months ended June 30, 2004. As part of the settlement, Kos, and later the District Court, agreed to the dismissal of this case and certain modifications to the District Court’s preliminary injunction. Pursuant to that modified preliminary injunction, product labeled Altocor may remain in the distribution channel through August 15, 2004, but all product and promotional materials bearing the Altocor name must be withdrawn from the distribution channel by that date.

     Omeprazole (Prilosec)

     In 1998, Andrx filed an ANDA seeking approval from the FDA to market omeprazole, its generic version of Prilosec. In May 1998, AstraZeneca plc (“Astra”) filed suit under the provisions of the Hatch-Waxman Act alleging patent infringement. The matter was tried in the U.S. District Court for the Southern District of New York along with the consolidated claims of three other ANDA applicants. In October 2002, the District Court entered an order and an opinion finding that Astra’s ‘505 and ‘230 patents are valid and that the generic versions of Prilosec developed by Andrx infringe those patents. On December 11, 2003, the Federal Circuit Court of Appeals affirmed the lower court’s opinion that Astra’s patents are valid and infringed by the Andrx product. Astra advised the District Court that it believes it may be entitled to damages as a result of Andrx’s decision to build an inventory of its product prior to the District Court’s determination, but has not sought to enforce such claims. On May 19, 2004, the District Court ruled that Andrx’s product does not infringe any valid claims of the ‘281 patent, and that Astra’s ‘505 and ‘230 patents are not unenforceable against the Andrx product. Andrx plans to appeal this latter determination. The courts have not issued an opinion on Astra’s claims for willful infringement of the ‘505 and ‘230 patents or on Astra’s request for attorneys’ fees. Though the Company believes that Astra is unlikely to prevail in its request for damages or attorneys’ fees and that Astra has not been damaged as a result of Andrx’s decision to build inventory prior to the District Court’s determination, if Astra were to prevail in these claims, it could have a material adverse effect on Andrx’s business and consolidated financial statements.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

     Metoprolol Succinate (Toprol-XL)

     In 2003 and 2004, Andrx filed ANDAs seeking FDA approval to market metoprolol succinate extended-release tablets in 50mg and 25mg strengths, respectively, its generic versions of Toprol-XL®. In February 2004, AstraZeneca AB, Aktiebolaget Hassle and AstraZeneca LP sued the Company for patent infringement in the U.S. District Court for the District of Delaware on the 50mg strength and in July 2004, on the 25mg strength. Though Andrx is not in a position to determine the ultimate outcome of these matters, it is unlikely that adverse decisions would have a material adverse effect on Andrx’s business and consolidated financial statements unless Andrx were to commence selling such ANDA products before the related litigation has been concluded.

     Burnett Employment Dispute

     On October 19, 1993, Terrill Hill Burnett filed an action in the U.S. District Court for the Southern District of New York against POL, and some of the original shareholders thereof, alleging POL breached her employment contract, securities and common law fraud with respect to the sale of shares of common stock, breach of fiduciary duty, negligent misrepresentation and gender discrimination, and seeking damages in excess of $1,000, plus punitive damages. In May 2004, the parties agreed to settle this matter upon the Company’s payment to the plaintiff of a non-material amount.

     Drug Pricing Litigation

     On August 4, 2004, the City of New York filed an action in the U.S. District Court for the Southern District of New York against 44 drug makers, including the Company, claiming they overcharged Medicaid for prescription medications. Press reports indicate that the attorneys general for the states of Massachusetts, Florida and Pennsylvania are also pursuing legal action against drug makers, charging the industry has inflated prices. The Company has not been served with the Complaint, and is not in a position to determine the ultimate outcome of this litigation or any other such claims that may subsequently be brought by others.

     Andrx is involved in various other disputes, governmental and/or regulatory inspections, inquiries, investigations and proceedings that are deemed immaterial by Andrx, and litigation may arise from time to time in the ordinary course of business. The process of resolving such matters through litigation or other means is inherently uncertain, and it is possible that the resolution of these matters could have a material adverse effect on our business and consolidated financial statements.

     Contingencies

     In June 2004, KUDCo and its affiliates settled patent infringement litigation with Mylan and Esteve involving KUDCo’s generic version of Prilosec. Pursuant to the settlement, KUDCo is required to pay a settlement amount of $50,000. KUDCo has asserted that it is entitled, under the October 2002 Commercialization Agreement among Andrx, KUDCo and Genpharm, to contribution from Andrx and Genpharm for a percentage of the settlement amount. Andrx disputes KUDCo’s claim that it is entitled to a contribution of $6,347 from Andrx and intends to submit this dispute, if not otherwise resolved, to arbitration pursuant to the terms of the Commercialization Agreement.

     See Note 6 for a description of the potential for FDA action with respect to Andrx’s Entex product line.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

     The Company has entered into an agreement with Genpharm, whereby the Company has the exclusive rights to either market Genpharm’s generic versions of Paxil (paroxetine hydrochloride) 10mg, 20mg, 30mg, and 40mg tablets or Andrx’s own ANDA product(s) in the United States, in exchange for a royalty based on the net profits, as defined. In May 2004, Andrx launched all four strengths of Genpharm’s generic Paxil product. As the Genpharm product is the subject of pending patent infringement litigation with Glaxo, Andrx has agreed to share with Genpharm the attorneys’ fees associated with that litigation, equally, and any patent infringement damages that may ultimately be awarded in connection with that or other litigation, in an amount commensurate with each party’s share of profits. If the damages that may be awarded to Glaxo in that patent litigation exceed the aggregate royalty amount Genpharm received from the Company, Andrx has agreed to be responsible for such excess. Similar to the Andrx litigation involving this product, the Glaxo litigation has been “stayed”, pending Glaxo’s appeal of an adverse determination in a related patent litigation matter. If Glaxo does not prevail in that appeal, Glaxo has agreed to dismiss its cases against the Genpharm product. Other sharing arrangements apply to other types of claims that may be asserted.

     On July 16, 2004, the FDA issued a Form 483 notice providing observations of an inspection of certain of the Company’s Florida manufacturing facilities. This inspection was limited in scope and some of the observations were similar in nature to those reflected in the Form 483 that FDA issued to the Company on March 3, 2004 concerning the Company’s compliance with cGMP. The Company has submitted its response to the FDA concerning each of the Form 483 observations and in March 2004, engaged consultants to assist the Company with both the development and implementation of the Company’s corrective action plan. FDA has not yet accepted or otherwise commented on that plan. A meeting has been scheduled to take place with the FDA to discuss the acceptance and implementation of the Company’s corrective action plan or any modifications thereof. The Company believes that acceptance and implementation of the plan may affect the timing and status of future product approvals. The Company is not in a position to determine the ultimate outcome of this matter, which could have a material adverse effect on our financial condition and results of operations. (See “Risks Relating to the Pharmaceuticals Industry Generally and to Andrx Specifically” in Andrx’s Form 10-K for the year ended December 31, 2003).

     In May 2004, the FDA issued a tentative NDA approval for the Company’s valproate sodium product. On July 15, 2004, Abbott Laboratories submitted a Citizen’s Petition requesting that the FDA not approve Andrx’s product until the agency resolves certain regulatory issues pertaining to whether the 505 (b) (2) regulatory pathway should be closed to products that differ from the approved product, in this case Abbott’s Depakote® product, only in active ingredient. Though Andrx is not in a position to determine the ultimate outcome of this matter, an adverse decision on this matter could further delay or prevent approval of Andrx’s NDA for this product.

     Under its agreement with Pfizer Inc. (“Pfizer”), Andrx will pay an additional $25,000 milestone in the event that the Cardura® XL NDA is approved timely with certain minimum labeling requirements, will provide a minimum number of annual physician details, and will purchase a minimum of $21,000 of product from Pfizer during the first 12-month period following that approval. Andrx has additional minimum purchase requirements for Cardura XL of approximately $130,000 in the 24-month period following that initial 12-month period. In June 2004, Pfizer received an approvable letter from the FDA for Cardura XL, which included a request for additional information from Pfizer. If FDA approval is not received by December 31, 2004, both parties have the right to cancel the agreement, and if such approval does not contain certain minimum labeling requirements, Andrx has the unilateral right to cancel the agreement.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004
(in thousands, except share and per share amounts)

     Pursuant to a December 2003 agreement with Takeda Chemical Industries, Ltd. (“Takeda”), Andrx is responsible for the formulation and manufacture of a combination product consisting of Takeda’s Actos® (pioglitazone) and the Company’s extended-release metformin, and Takeda is responsible for obtaining regulatory approvals for, and marketing the product. In January 2004, Andrx received an initial $10,000 milestone under this agreement but deferred recognition of the related revenue because the amount to be retained is contingent upon the occurrence of certain future events.

     Tax Matters

     The Company is currently under audit by the Internal Revenue Service for the years 1999 through 2002. Despite the Company’s belief that its tax return positions are supportable, it is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. While it is difficult to predict the final outcome of any particular tax matter, the Company believes its tax reserves are adequate. The tax reserves are analyzed periodically and adjustments are made to the tax reserves as events occur to warrant such adjustment. The Company’s effective tax rate and cash flows could be materially impacted by the ultimate resolution of its tax positions.

ITEM 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Our Business

     We are a pharmaceutical company that:

•	develops and commercializes generic versions of controlled-release brand pharmaceuticals, using our proprietary controlled-release drug delivery technologies, and generic versions of niche and immediate-release brand pharmaceutical products, including oral contraceptives;

•	distributes pharmaceuticals, primarily generics, manufactured by others as well as manufactured by us, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices; and

•	commercializes brand pharmaceuticals, in some instances, using our proprietary controlled-release drug delivery technologies.

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

     Key Performance Factors

     In our generic business, increased revenues will result primarily from the launch of our new products and whether and to what extent we will be entitled to market exclusivity with respect to such products, offset by price and market share erosion of our existing products. In our distribution business, growth will continue to be primarily a function of our participation in the distribution of new generic products launched by others, offset by the net price declines typically associated with the distribution of generic products over time. In our brand business, revenue growth will depend primarily upon our ability to stimulate prescription demand for Altoprev™, Fortamet™ and, following its anticipated approval and launch, Cardura® XL.

     Our operating results are highly dependent on a limited number of products, particularly the revenues from our generic versions of Cardizem® CD and, to a lesser extent, Tiazac®, Glucotrol XL® (supplied by Pfizer Inc.), Glucophage®, and our Claritin products (marketed by L. Perrigo Company as “store-brand” over-the-counter (OTC) products), licensing revenue from Teva Pharmaceuticals Ltd (Teva) and Impax Corporation (Impax) related to generic Wellbutrin SR® (150mg strength) and Zyban® and Kremers Urban Development Company (KUDCo) related to generic Prilosec® (each of which is for a limited period of time), and revenues from our Altoprev, Fortamet and Entex® brand products. Future operating results will also depend upon future generic and brand product introductions, including the potential launch of our generic version of Concerta® and additional oral contraceptives, as well as the Cardura XL brand. The value and timing of those product introductions depends on a number of factors, including successful scale-up, final Food and Drug Administration (FDA) marketing approval, satisfactory resolution of patent litigation, our manufacturing capabilities and capacities, maintaining compliance with current Good Manufacturing Practices (cGMP) and FDA guidelines, competition and various other factors described in this and earlier Quarterly Reports on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2003, and in our other U.S. Securities and Exchange Commission (SEC) filings.

     Cash Requirements

     We believe we can fund our 2004 operating cash requirements and planned capital expenditures from operations. Our most significant 2004 cash requirement is for facilities, machinery and equipment related to the expansion of our Florida manufacturing facilities. We have curtailed activities related to our North Carolina facility and have determined that it is more likely than not that we will sell this facility. Capital expenditures for the six-month period ended June 30, 2004, were $49.5 million and are estimated to reach approximately $120 million in 2004. Under our agreement with Pfizer, we will pay an additional $25 million milestone in the event that the Cardura XL New Drug Application (NDA) is approved with certain minimum labeling requirements, and we will purchase a minimum of $21 million of product from Pfizer during the first 12-month period following that approval. We have additional minimum purchase requirements for Cardura XL of approximately $130 million in the 24-month period following that initial 12-month period.

     We had $217.4 million in cash, cash equivalents and investments available-for-sale at June 30, 2004. In addition, we have a $185 million secured credit facility, of which $154 million was available as of June 30, 2004, pursuant to the borrowing base limits. No amounts were outstanding under this credit facility as of June 30, 2004.

     Forward-Looking Statements

     Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by us or on our behalf that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “to,” “ plan,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, our dependence on a relatively small number of products; licensing revenues; the timing and outcome of patent, antitrust and other litigation; the timing and commercial success of future product approvals and launches; the effects of changing our product’s name to Altoprev; whether we will be awarded any market exclusivity period and, if so, the precise dates thereof; government regulation generally, and FDA regulation, in particular, including quality standards for our products and facilities and the FDA’s actions regarding any Form 483 notices; competition; manufacturing capacities, output and quality processes; our ability to develop and successfully commercialize new products; the loss of revenues from existing products; development and marketing expenses that may not result in commercially successful products; our inability to obtain, or the high cost of obtaining, licenses for third party technologies; commercial obstacles to the successful introduction of Fortamet, Cardura XL and brand products generally; exclusion of our brand products from formularies; the consolidation or loss of customers; our relationship to our suppliers; the success of our joint ventures; difficulties in integrating, and potentially significant charges associated with, acquisitions of technologies, products and businesses; the inability to obtain sufficient supplies from key suppliers; the impact of returns, allowances and chargebacks; product liability claims; rising costs and limited availability of product liability and other insurance; the loss of key personnel; failure to comply with environmental laws; and the absence of certainty regarding the receipt of required regulatory approvals or the timing or terms of such approvals. We are also subject to other risks detailed herein or detailed from time to time in our other filings with the SEC.

     Readers are cautioned not to place reliance on the forward-looking statements contained in this report. We undertake no obligation to update or revise any forward-looking statements, except as required by law, to reflect new information, the occurrence or non-occurrence of future events or otherwise.

Critical Accounting Policies and Estimates

     The preparation of the interim financial statements included in this Quarterly Report on Form 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on, among other things, currently available information, our historical experience and on various assumptions, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that these assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate. Since December 31, 2003, none of our critical accounting policies or our application thereof, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2003, have significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three and six months ended June 30, 2004.

     Revenue Recognition

     Andrx’s distributed product revenues are revenues derived from the sale of pharmaceutical products purchased from third parties, including generic products sold on behalf of our unconsolidated joint ventures. Andrx products revenues include Andrx’s generic and brand product revenues. Andrx generic product revenues are revenues derived from the sale of generic products either manufactured by us pursuant to our Abbreviated New Drug Application (ANDA) or sold with our New Drug Code (NDC), excluding generic products sold on behalf of our unconsolidated joint ventures. Andrx brand product revenues are revenues derived from the sale of branded products either manufactured by us pursuant to our NDA or sold with our NDC.

     Revenues from our distributed and generic products and the related cost of goods sold are recognized at the time the product is received by our customers. Estimated sales returns and allowances related to sales are provided in the same period as the related sales are recorded based on currently available information and are periodically monitored and evaluated.

     Revenues from our brand products are recognized after products are received by customers and are based on our estimate of when such products will be pulled through the distribution channel, taking into account, among other things, historical prescription data provided by external independent sources, projected prescription data, incentives granted to customers, customers’ right of return, competing generic product introductions and our brand product inventory levels in the distribution channel, which we periodically evaluate. As a result, we had $8.2 million and $5.7 million in deferred revenue in the June 30, 2004 Unaudited Condensed Consolidated Balance Sheet and the December 31, 2003 Consolidated Balance Sheet, respectively.

     Allowances against sales for estimated returns, chargebacks, rebates and other sales allowances are established by us concurrently with the recognition of revenue. These allowances are established based upon consideration of a variety of factors, including, but not limited to, customers’ right of return, historical returns, chargebacks and rebates by product type, the number and timing of competitive products approved for sale, both historical and projected, the estimated size of the market for the product, estimated customer inventory levels by product, current and projected economic conditions and anticipated future product pricing. Actual product returns, chargebacks, rebates and other sales allowances incurred are dependent upon future events. We periodically monitor the factors that influence sales returns and allowances and make adjustments to these provisions when we believe that actual product returns, chargebacks, rebates and other sales allowances may differ from established allowances. If conditions in future periods change, revisions to previous estimates may be required, potentially in significant amounts. Changes in the level of provisions for estimated sales returns, chargebacks, rebates and other sales allowances will affect revenues from sales of our generic and brand products.

     The pharmaceutical industry practice is generally to grant customers the right to return or exchange purchased goods. In the generic pharmaceutical industry, this practice has resulted in generic manufacturers issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers’ existing inventory following decreases in the market price of the related generic pharmaceutical product. The determination to grant an inventory credit to a customer following a price decrease is generally at our discretion, and not pursuant to contractual arrangements with customers. Shelf-stock adjustments occur frequently, potentially in significant amounts. We accrue an estimate for sales allowances in the same period the sale is recognized. Accordingly, the level of provisions for estimated shelf-stock adjustments affects revenues from sales of our generic products. In order to make such accrual, we make significant accounting estimates, including estimates of the quantities sold by customers and product still on customers’ shelves and price declines that may occur before the products pull through the distribution channel. We periodically review and, as necessary, adjust such estimates. As a result, if conditions in future periods change, revisions to previous estimates may be required, potentially in significant amounts.

     In our brand business, we make significant estimates for sales returns and allowances, which are dependent on our ability to promote to physicians, create demand for our products, pull products through the distribution channel, future levels of prescriptions for our products and our brand product inventory levels in the distribution channel. It is a common pharmaceutical industry practice for brand manufacturers to offer customers, among other things, buy-in allowances on initial purchases prior to promotion activities by the manufacturer. In addition, we conduct a significant amount of our sales with a limited number of large pharmaceutical wholesalers and warehousing pharmacy chains that have a right to return or exchange product they purchased. During the three and six months ended June 30, 2004, approximately 74% and 70%, respectively, of our brand products’ shipments were made to three customers. As there are a limited number of large customers and we do not have a substantial and therapeutically unique brand product line, these customers exert significant leverage on us relative to, among other things, product returns and other concessions. We periodically review our estimates for sales returns and allowances and if conditions change in future periods, revisions to previous estimates may be required, potentially in significant amounts.

     We sometimes enter into collaborative agreements where the other party markets our products. In these instances, we recognize revenue based on information supplied by the other parties related to shipment of the product to and acceptance by customers, less estimates for sales returns and allowances. The revenues we report are subject to several estimates by such parties similar to those we experience with the sales of our products. We periodically monitor the factors that influence sales returns and allowances and conduct inquiries of the other parties regarding these estimates. Such estimates are revised as changes become known. In addition, we receive periodic reports by the other parties that support the amount of revenue we recognize, and amounts recognized are then compared to the cash subsequently remitted to us.

     Licensing and royalties revenues are recognized when the obligations associated with the earning of the licensing or royalty revenue have been satisfied. We review each contract, and if appropriate, defer up-front and milestone payments, whether or not they are refundable, and recognize such amount over future periods after services have been rendered or delivery has occurred and the amounts are fixed or determinable.

     Impairment or Disposal of Long-Lived Assets

     We utilize the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of our long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to determine whether impairment has occurred. Fair value, as determined by appraisal or discounted cash flow analysis, is compared to the carrying value in calculating any impairment.

ANDRX CORPORATION AND SUBSIDIARIES

Results of Operations

Three Months Ended June 30, 2004 (“2004 Quarter”) Compared to the Three Months Ended June 30, 2003 (“2003 Quarter”)

     For the 2004 Quarter, we generated net income of $6.4 million, compared to net income of $14.5 million for the 2003 Quarter.

Revenues and Gross Profit (Loss)

	Three Months Ended
	June 30,
	(in thousands)
	2004	2003
Distributed Products
Revenues	$163,327	$161,506
Gross profit	29,770	28,967
Gross margin	18.2%	17.9%
Andrx Products – Generic
Revenues	$95,135	$66,178
Gross profit	30,902	38,329
Gross margin	32.5%	57.9%
Andrx Products — Brand
Revenues	$19,608	$10,501
Gross profit	8,586	8,847
Gross margin	43.8%	84.2%
Andrx Products — Total
Revenues	$114,743	$76,679
Gross profit	39,488	47,176
Gross margin	34.4%	61.5%
TOTAL PRODUCT SALES
Revenues	$278,070	$238,185
Gross profit	69,258	76,143
Gross margin	24.9%	32.0%
LICENSING AND ROYALTIES
Revenues	$12,489	$33,054
Gross margin	100.0%	100.0%
OTHER
Revenues	$25	$1,131
Gross profit (loss)	25	(8,520)
Gross margin (loss)	100.0%	(753.3)%
TOTALS
Revenues	$290,584	$272,370
Gross profit	81,772	100,677
Gross margin	28.1%	37.0%

Distributed Products

     Revenues from distributed products increased by 1.1% to $163.3 million for the 2004 Quarter, compared to $161.5 million for the 2003 Quarter. The increase generally reflects our participation in the distribution of new generic product introductions and an increase in sales to existing and new customers, partially offset by the overall price declines common to generic products. On a sequential basis, distributed products revenues declined in the second quarter of 2004 as compared to the first quarter of 2004 due to competition and the lack of new generic product introductions. In the 2004 Quarter, revenues from distributed products generated $29.8 million of gross profit with a gross margin of 18.2%, compared to $29.0 million of gross profit with a gross margin of 17.9% for the 2003 Quarter. When we participate in the distribution of generic products that face little or no competition, we generally generate higher sales revenues and lower gross margins. When such products encounter additional competition, the resulting lower prices generally cause us to generate lower revenues, but higher margins, as we generally are able to purchase such products at more competitive prices.

Andrx Products

     Generic Products

     For the 2004 Quarter, revenues from generic products increased by 43.8% to $95.1 million, compared to $66.2 million in the 2003 Quarter. The increase in revenues from generic products for the 2004 Quarter, compared to the 2003 Quarter, resulted primarily from the launches of additional products (primarily generic versions of Glucotrol XL, Paxil®, Vicoprofen® and OTC Claritin® RediTabs) and increased revenues from generic OTC Claritin-D®24 (launched in June 2003), partially offset by price and/or market share declines from certain of our other generic products. Our generic version of Cardizem CD continues to generate significant levels of revenue and gross profit and materially contributes to our overall current level of operating results. In addition, market information indicates that other “store-brand” OTC generic versions of Claritin D- 24 and RediTabs products will be introduced, which will result in a reduced profit share.

     In June 2004, we determined that, as a result of our near term manufacturing needs and the extended time horizon for commercial scale production at our North Carolina facility, among other factors, a significant expansion of our Florida facilities would allow us to fulfill our current and projected manufacturing requirements through at least 2007. As a result of this determination, among other factors, we concluded that we would discontinue renovation of our North Carolina facility. As we are not presently utilizing this facility, and have no plans for its utilization, it is more likely than not that this facility will be sold. Accordingly, we recorded a $14.5 million impairment charge to cost of goods sold in the 2004 Quarter, which represented the difference between the carrying value and the estimated fair value of our North Carolina facility based on independent appraisals. The ultimate amount realized from a sale of this facility may differ from our fair value estimate.

     In the 2004 Quarter, our generic products generated $30.9 million of gross profit with a gross margin of 32.5%, compared to $38.3 million of gross profit with a gross margin of 57.9% in the 2003 Quarter. The decrease in gross profit from our generic products for the 2004 Quarter, compared to the 2003 Quarter, resulted primarily from the $14.5 million writedown of our North Carolina facility and price and/or market share declines from certain of our other generic products, partially offset by the launches of additional generic products, including the generic version of Glucotrol XL supplied by Pfizer and increased revenues from our generic Tiazac and OTC Claritin-D 24 products. The 2004 Quarter and 2003 Quarter included charges directly to cost of goods sold of $4.5 million and $3.1 million, respectively, related to production issues for our products and product candidates. We have experienced and, in the near term, expect to continue to experience, significant charges to cost of goods sold as a result of production and utilization issues at our manufacturing facilities related to the expansion of our manufacturing facilities in anticipation of new product launches, and other factors, as well as the cost of maintaining the North Carolina facility. In the 2004 Quarter, in addition to the $14.5 million writedown of our North Carolina facility and the $4.5 million charge related to production issues, we incurred costs of approximately $4.5 million related to under-utilization and inefficiencies at our Florida manufacturing facilities and our North Carolina facility. In the 2003 Quarter, we incurred $1.1 million of charges to cost of goods sold related to under-utilization issues and inefficiencies at our Florida manufacturing facilities and our North Carolina facility.

     Brand Products

     For the 2004 Quarter, revenues from our brand products increased by 86.7% to $19.6 million from $10.5 million in the 2003 Quarter. The increase in revenues for the 2004 Quarter, compared to the 2003 Quarter, was primarily the result of increases in unit volume and the price of Altoprev and net revenues generated from Fortamet, launched in May 2004. In June 2004, we began marketing our cholesterol-lowering product under the new name, Altoprev. We offered introductory incentives related to Altoprev that increased the level of Altoprev in the distribution channel by approximately two months to four months, compared to normal historical levels of approximately two months.

     In the 2004 Quarter, we offered introductory incentives in connection with our launch of Fortamet. Consistent with our revenue recognition accounting policy, we recorded approximately $1.6 million in Fortamet net revenues and deferred revenues of $4.9 million related to Fortamet.

     In June 2004, as a result of the FDA approval of an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product, we recorded a charge of $3.5 million to cost of goods sold in the 2004 Quarter, related to the impairment of our Entex product rights, which we acquired in 2001. This charge represents the difference between the carrying amount and the fair value of the Entex product rights based on the present value of estimated future cash flows. On October 17, 2003, FDA provided notice that once it approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA enforcement action. It is unclear whether FDA will permit a grace period for the continued sale of Entex PSE or, if granted, how long such grace period will be. In addition, though we have historically amortized our Entex product rights over a 10-year period on a straight-line basis, the continued viability of the Entex line of products, including Entex LA, is now uncertain. As a result, we will amortize the remaining carrying amount of our Entex product rights over 18 months and the amortization expense related to the Entex product rights will increase by $3.1 million to $4.5 million on an annual basis in future reporting periods. We will continue to periodically assess the unamortized portion of our Entex product rights and inventories ($6.8 million and $226,000, respectively, as of June 30, 2004), and the useful life of our Entex product rights whenever events or changes in circumstances indicate that the carrying amount of the Entex product rights may not be recoverable.

     In the 2004 Quarter, our brand products generated $8.6 million of gross profit with a gross margin of 43.8%, compared to $8.8 million of gross profit with a gross margin of 84.2% for the 2003 Quarter. The decrease in gross profit for the 2004 Quarter resulted primarily from an impairment loss of $3.5 million related to the Entex product marketing rights and charges of approximately $2.0 million, directly to cost of goods sold, for production issues, partially offset by, among other things, increases in price and units of Altoprev, and the launch of Fortamet in May 2004. Cost of goods sold in the 2004 Quarter included royalties accrued related to revenues from Fortamet and the Entex product lines, as well as amortization of the marketing rights we acquired for those products, calculated on a straight-line basis. Cost of goods sold in the 2003 Quarter included royalties accrued related to revenues from the Entex product line, as well as amortization of our Entex marketing rights, calculated on a straight-line basis.

Licensing and Royalties Revenue

     In the 2004 Quarter, we recorded $12.5 million in licensing and royalties revenue, compared to $33.1 million in the 2003 Quarter as more fully described below.

          Generic Wellbutrin SR/Zyban

     In July 2003, we entered into an Exclusivity Agreement with Impax and Teva pertaining to the respective ANDAs for generic versions of Wellbutrin SR and Zyban. In March 2004 and May 2004, we relinquished our rights to the 180-day period of market exclusivity for generic Wellbutrin SR (150mg strength) and Zyban, respectively, allowing Impax and other companies to gain FDA approval to market their products. Teva launched Impax’s Wellbutrin SR product in the first quarter of 2004 and Impax’s Zyban product in the second quarter of 2004, and we are entitled to a share of the profits, as defined, derived from Teva’s sale of such products for a 180-day period. Such sales generated licensing revenues to us of $14.3 million in the 2004 Quarter, which is subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments and other sales allowances and related expenses.

          Generic Prilosec

     Licensing revenues from KUDCo are recognized in accordance with the terms of the October 2002 Commercialization Agreement. We are entitled to a share of the net profits, as defined, which are subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments, other sales allowances and other expenses and allocations. Licensing and royalties revenue for the 2004 Quarter and the 2003 Quarter included $(2.6) million and $32.5 million, respectively, from the agreement with KUDCo for relinquishing exclusivity rights to the 10mg and 20mg strengths of generic Prilosec. Though KUDCo has reported to us that sales of generic Prilosec remained consistent with its recent trends, the licensing revenue from KUDCo reflected in the 2004 Quarter included the effect of KUDCo’s allocation to us of a $1.8 million reversal of sales returns and allowances reserves previously recorded by KUDCo. This reserve reversal is offset by an allocation to Andrx of $6.3 million made by KUDCo related to its June 2004 $50 million settlement of patent infringement litigation with Mylan Laboratories, Inc. (Mylan) and Esteve Quimica S.A. (Esteve), which we dispute (see Note 11). The licensing rate due from KUDCo decreased from 15% to 9% in June 2003, and further decreased in February 2004 to 6.25% (which we will be entitled to for a 24-month period). Licensing revenues were further reduced in 2004 as a result of competition.

Other Revenues

     In the 2003 Quarter, cost of goods sold related to other revenues included $8.2 million relating to the writedown of certain assets, primarily inventories and property, plant and equipment, at our former Massachusetts aerosol manufacturing operations. Cost of goods sold related to other revenues for the 2003 Quarter also include $1.3 million related to under-utilization and inefficiencies at our former Massachusetts aerosol facilities.

SG&A

     SG&A expenses were $52.7 million, or 18.1% of total revenues for the 2004 Quarter, compared to $58.2 million, or 21.4% of total revenues for the 2003 Quarter. For both periods, SG&A expenses included expenses related to the administration, marketing, sale, distribution and warehousing of distributed products and our brand and generic products, royalties to our former Co-Chairman and Chief Scientific Officer related to sales of our generic version of Cardizem CD, corporate overhead and legal costs (primarily patent infringement and antitrust matters related to our ANDA filings). The decrease in SG&A expenses in the 2004 Quarter, compared to the 2003 Quarter, was due primarily to a decrease in brand sales force expenses, decreases in bad debt and legal expenses, partially offset by an increase in brand products marketing expenses. We anticipate a significant increase in selling expenses in conjunction with the marketing of Fortamet, which we launched in May 2004, and in preparation for the possible launch of Cardura XL in 2004 or early 2005, which will entail a significant increase in brand sales force and product marketing expenses.

     During the 2004 Quarter, we employed an average of approximately 250 brand sales representatives with an average annualized direct cost, including training costs, of approximately $140,000, compared to an average of approximately 410 brand sales representatives with an average annualized direct cost of approximately $135,000 in the 2003 Quarter. In December 2003, we reorganized our brand sales force structure and reduced the number of brand sales representatives by approximately 100. We will review and adjust the number of sales representatives we maintain based on the needs of our business and our products, particularly for our expected launch of Pfizer’s Cardura XL product, which will require the creation of a urology sales force and requires a minimum number of annual physician details. In our distribution operations, we employed approximately 220 sales representatives and sales support staff in both the 2004 Quarter and the 2003 Quarter.

R&D

     R&D expenses were $11.7 million for the 2004 Quarter, compared to $12.5 million for the 2003 Quarter. R&D expenses in the 2004 Quarter primarily reflected our continued research, development and commercialization efforts in our generic (ANDA) product development program. A portion of the decrease in R&D spending is attributable to the reduced focus on brand R&D. We submitted three ANDAs in the 2004 Quarter and as of June 30, 2004, had approximately 30 ANDAs pending at the FDA.

     Our R&D efforts are currently focused on developing controlled-release generic products, using our proprietary, controlled-release drug delivery technologies, as well as niche and immediate-release generic products, including oral contraceptives.

     Our current brand R&D efforts are almost exclusively for the development of a combination product comprised of Actos (pioglitazone), marketed by Takeda Chemical Industries, Ltd. (Takeda) and our extended-release metformin product, each of which is currently co-administered once-a-day for the treatment of type 2 diabetes. Pursuant to our December 2003 agreement with Takeda, we are responsible for the formulation and manufacture of the combination product and Takeda is responsible for obtaining regulatory approvals and marketing the product.

Litigation Settlements and Other Charges

     Litigation settlements and other charges were $7.8 million for the 2004 Quarter, compared to $7.5 million for the 2003 Quarter. The 2004 Quarter expense primarily includes settlement costs related to the Kos Pharmaceutical, Inc (Kos) trademark litigation and the Alpharma USPD Inc. (Alpharma) breach of contract litigation. The 2003 Quarter expenses related to various legal claims, including the negotiated settlement of an obligation to one of our law firms with respect to our bioequivalent version of Tiazac.

Equity in Earnings of Joint Ventures

     We recorded $765,000 of equity in earnings of our unconsolidated joint ventures (ANCIRC and CARAN) in the 2004 Quarter, compared to $1.2 million in the 2003 Quarter. The 2004 Quarter decrease is primarily due to a decrease in ANCIRC’s sales of generic Oruvail® as compared to the 2003 Quarter, partially offset by an increase in CARAN’s sale of generic Mevacor®, which was launched in the second quarter of 2003. ANCIRC is a 50/50 joint venture with Watson Pharmaceuticals, Inc. (Watson) and CARAN is a 50/50 joint venture with Carlsbad Technologies, Inc. (Carlsbad).

Interest Income

     We recorded interest income of $693,000 in the 2004 Quarter, compared to $451,000 in the 2003 Quarter. The increase in interest income is primarily the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2004 Quarter, compared to the 2003 Quarter. We invest in taxable, tax-advantaged and tax-free investment grade securities.

Interest Expense

     We incurred interest expense of $587,000 in the 2004 Quarter, compared to $685,000 in the 2003 Quarter. Interest expense in the 2004 Quarter and the 2003 Quarter were primarily related to the unused line fee and amortization of issuance costs related to our secured line of credit entered into in December 2002, financing charges on capital lease obligations and certain insurance premiums.

Income Taxes

     For the 2004 Quarter and the 2003 Quarter, we provided $4.0 million and $9.1 million, respectively, for income taxes or 38% and 39%, respectively, of income before income taxes. This provision exceeded the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes.

Weighted Average Shares Outstanding

     The basic and diluted weighted average shares of common stock outstanding were 72.7 million and 73.7 million, respectively, in the 2004 Quarter, and 71.9 million and 72.6 million, respectively, in the 2003 Quarter. The basic weighted average share computations for the 2004 Quarter and 2003 Quarter include the weighted average number of shares of common stock outstanding during the periods and the vested portion of restricted stock units. Diluted per share calculations include weighted average shares of common stock outstanding, including the vested portion of restricted stock units, plus dilutive common stock equivalents (stock options and the unvested portion of restricted stock units, computed using the treasury stock method). Anti-dilutive common stock equivalents consist of stock options and certain unvested restricted stock units in which the exercise price or issuance price, respectively, were in excess of the average market price for the respective period. The increase in the basic weighted average number of shares of common stock outstanding in the 2004 Quarter, compared to the 2003 Quarter, was attributable to issuances of stock pursuant to stock option exercises, restricted stock unit vestings and our employee stock purchase plan.

Six Months Ended June 30, 2004 (“2004 Period”) Compared to the Six Months Ended June 30, 2003 (“2003 Period”)

     For the 2004 Period, we generated net income of $33.1 million, compared to net income of $20.8 million for the 2003 Period.

Revenues and Gross Profit (Loss)

	Six Months Ended
	June 30,
	(in thousands)
	2004	2003
Distributed Products
Revenues	$336,822	$316,123
Gross profit	61,681	58,557
Gross margin	18.3%	18.5%
Andrx Products – Generic
Revenues	$178,191	$106,681
Gross profit	70,845	50,079
Gross margin	39.8%	46.9%
Andrx Products — Brand
Revenues	$35,052	$18,430
Gross profit	19,363	14,260
Gross margin	55.2%	77.4%
Andrx Products — Total
Revenues	$213,243	$125,111
Gross profit	90,208	64,339
Gross margin	42.3%	51.4%
TOTAL PRODUCT SALES
Revenues	$550,065	$441,234
Gross profit	151,889	122,896
Gross margin	27.6%	27.9%
LICENSING AND ROYALTIES
Revenues	$32,624	$64,067
Gross margin	100.0%	100.0%
OTHER
Revenues	$70	$4,254
Gross profit (loss)	70	(8,134)
Gross margin (loss)	100.0%	(191.2%)
TOTALS
Revenues	$582,759	$509,555
Gross profit	184,583	178,829
Gross margin	31.7%	35.1%

Distributed Products

     Revenues from distributed products increased by 6.5% to $336.8 million for the 2004 Period, compared to $316.1 million for the 2003 Period. The increase generally reflects our participation in the distribution of new generic product introductions and an increase in sales to existing and new customers, partially offset by the overall price declines common to generic products. In the 2004 Period, revenues from distributed products generated $61.7 million of gross profit with a gross margin of 18.3%, compared to $58.6 million of gross profit with a gross margin of 18.5% for the 2003 Period. When we participate in the distribution of generic products that face little or no competition, we generally generate higher sales revenues and lower gross margins. When such products encounter additional competition, the resulting lower prices generally cause us to generate lower revenues, but higher margins, as we generally are able to purchase such products at more competitive prices.

Andrx Products

     Generic Products

     For the 2004 Period, revenues from our generic products increased by 67.0% to $178.2 million, compared to $106.7 million in the 2003 Period. The increase in revenues from generic products for the 2004 Period, compared to the 2003 Period, resulted primarily from the launches of additional products (primarily generic versions of Glucotrol XL, Paxil, Vicoprofen, OTC Claritin RediTabs), as well as increased revenues from generic Tiazac (launched in April 2003) and OTC Claritin-D 24 (launched in June 2003), partially offset by price and/or market share declines from certain of our other generic products. Our generic version of Cardizem CD continues to generate significant levels of revenue and gross profit and materially contributes to our overall current level of operating results. In addition, market information indicates that other “store-brand” OTC generic versions of Claritin D- 24 and RediTabs products will be introduced, which will result in a reduced profit share.

     In the 2004 Period, our generic products generated $70.8 million of gross profit with a gross margin of 39.8%, compared to $50.1 million of gross profit with a gross margin of 46.9% in the 2003 Period. The increase in gross profit from our generic products for the 2004 Period, compared to the 2003 Period, resulted primarily from the launches of our additional generic products, and the increased revenues from our generic versions of Tiazac and OTC Claritin-D 24 partially offset by price and/or market share declines from certain of our other generic products and increased charges to cost of goods sold relating to production issues, under-utilization and inefficiencies and the writedown of our North Carolina facility.

     This writedown resulted from our June 2004 determination that we would discontinue renovation of our North Carolina facility. As we are not presently utilizing this facility, and have no plans for its utilization, it is more likely than not that this facility will be sold. Accordingly, we reduced the carrying value of this facility to an amount equal to its estimated fair value based on independent appraisals, resulting in a $14.5 million impairment charge to cost of goods sold.

     The 2004 Period and the 2003 Period included charges directly to cost of goods sold of $11.2 million and $11.0 million, respectively, related to production issues for our products and product candidates including $5.7 million in the 2003 Period related to our generic versions of Wellbutrin SR/Zyban placed into production after December 31, 2002. We have experienced and, in the near term, expect to continue to experience, significant charges to cost of goods sold as a result of production and utilization issues at our manufacturing facilities related to the expansion of our manufacturing facilities in anticipation of new product launches and other factors, as well as the cost of maintaining the North Carolina facility. In the 2004 Period, in addition to the $14.5 million writedown of our North Carolina facility and the $11.2 million charge related to production issues, we incurred costs of approximately $4.5 million related to under-utilization and inefficiencies at our Florida manufacturing facilities and our North Carolina facility. In the 2003 Period, we incurred $2.7 million of charges to cost of goods sold related to under-utilization issues and inefficiencies at our Florida manufacturing facilities and our North Carolina facility.

     Brand Products

     For the 2004 Period, revenues from our brand products increased by 90.2% to $35.1 million from $18.4 million in the 2003 Period. The increase in revenues for the 2004 Period, compared to the 2003 Period, was primarily the result of increases in unit volume and the price of Altoprev, increases in revenues from the Entex product line, primarily due to the introduction of reformulated versions of two Entex products in November 2003 and net revenues generated from Fortamet, launched in May 2004. These increases in revenues were partially offset by decreases in revenues from the Embrex and Anexsia product lines, which were affected by various factors, including the advent of generic competition. In June 2004, we began marketing our cholesterol-lowering product under the new name, Altoprev. We offered introductory incentives related to Altoprev that increased the level of Altoprev in the distribution channel by approximately two months to four months, compared to normal historical levels of approximately two months.

     In the 2004 Period, we offered introductory incentives in connection with our launch of Fortamet. Consistent with our revenue recognition accounting policy, we recorded approximately $1.6 million in Fortamet net revenues and deferred revenues of $4.9 million related to Fortamet.

     In June 2004, as a result of the FDA approval of an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product, we recorded a charge of $3.5 million to cost of goods sold in the 2004 Period, related to the impairment of our Entex product rights, which we acquired in 2001. This charge represents the difference between the carrying amount and the fair value of the Entex product rights based on the present value of estimated future cash flows. On October 17, 2003, FDA provided notice that once it approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA enforcement action. It is unclear whether FDA will permit a grace period for the continued sale of Entex PSE or, if granted, how long such grace period will be. In addition, though we have historically amortized our Entex product rights over a 10-year period on a straight-line basis, the continued viability of the Entex line of products, including Entex LA, is now uncertain. As a result, we will amortize the remaining carrying amount of our Entex product rights over 18 months and the amortization expense related to the Entex product rights will increase by $3.1 million to $4.5 million on an annual basis in future reporting periods. We will continue to periodically assess the unamortized portion of our Entex product rights and inventories ($6.8 million and $226,000, respectively, as of June 30, 2004) and the useful life of our Entex product rights whenever events or changes in circumstances indicate that the carrying amount of the Entex product rights may not be recoverable.

     In the 2004 Period, our brand products generated $19.4 million of gross profit with a gross margin of 55.2%, compared to $14.3 million of gross profit with a gross margin of 77.4% for the 2003 Period. The increase in gross profit for the 2004 Period resulted primarily from increases in price and units of Altoprev, the relaunch of reformulated Entex products in November 2003 and the launch of Fortamet in May 2004, partially offset by, among other things, an impairment loss of $3.5 million related to the Entex product marketing rights, and charges of approximately $3.2 million directly to cost of goods sold for production issues. Cost of goods sold in the 2004 Period included royalties accrued related to revenues from Fortamet and the Entex product lines, as well as amortization of the marketing rights we acquired for those products, calculated on a straight-line basis. Cost of goods sold in the 2003 Period included royalties accrued related to revenues from the Entex product line, as well as amortization of our Entex marketing rights, calculated on a straight-line basis.

Licensing and Royalties Revenue

     In the 2004 Period, we recorded $32.6 million in licensing and royalties revenue, compared to $64.1 million in the 2003 Period as more fully described below.

       Generic Wellbutrin SR/Zyban

     In July 2003, we entered into an Exclusivity Agreement with Impax and Teva pertaining to the respective ANDAs for generic versions of Wellbutrin SR and Zyban. In March 2004 and May 2004, we relinquished our rights to the 180-day period of market exclusivity for generic Wellbutrin SR (150mg strength) and Zyban, respectively, allowing Impax and other companies to gain FDA approval to market their products. Teva launched Impax’s Wellbutrin SR product in the first quarter of 2004 and Impax’s Zyban product in the second quarter of 2004, and we are entitled to a share of the profits, as defined, derived from Teva’s sale of such products for a 180-day period. Such sales, which included initial pipeline fills, generated licensing revenues to us of $30.5 million in the 2004 Period, which is subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments and other sales allowances and related expenses.

       Generic Prilosec

     Licensing revenues from KUDCo are recognized in accordance with the terms of the October 2002 Commercialization Agreement. We are entitled to a share of the net profits, as defined, which are subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments, other sales allowances and other expenses and allocations. Licensing and royalties revenue for the 2004 Period and the 2003 Period included $727,000 and $62.9 million, respectively, from the agreement with KUDCo for relinquishing exclusivity rights to the 10mg and 20mg strengths of generic Prilosec. Though KUDCo has reported to us that sales of generic Prilosec remained consistent with its recent trends, the licensing revenue from KUDCo reflected in the 2004 Period included the effect of KUDCo’s allocation to us of a $1.8 million reversal of sales returns and allowances reserves previously recorded by KUDCo. This reserve reversal is offset by an allocation to Andrx of $6.3 million made by KUDCo related to its June 2004 $50 million settlement of patent infringement litigation with Mylan and Esteve, which we dispute (see Note 11). The licensing rate due from KUDCo decreased from 15% to 9% in June 2003, and further decreased in February 2004 to 6.25% (which we will be entitled to for a 24-month period). Licensing revenues were further reduced in 2004 as a result of competition.

Other Revenues

     In the 2003 Period, cost of goods sold related to other revenues included $8.2 million relating to the writedown of certain assets at our former Massachusetts aerosol facility, primarily inventories and property, plant and equipment. For the 2003 Period, cost of goods sold related to other revenues also included $2.7 million related to under-utilization and inefficiencies at our former Massachusetts aerosol facilities.

SG&A

     SG&A expenses were $103.4 million, or 17.7% of total revenues for the 2004 Period, compared to $113.7 million, or 22.3% of total revenues for the 2003 Period. For both periods, SG&A expenses included expenses related to the administration, marketing, sale, distribution and warehousing of distributed products and our brand and generic products, royalties to our former Co-Chairman and Chief Scientific Officer related to sales of our generic version of Cardizem CD, corporate overhead and legal costs (primarily patent infringement and antitrust matters related to our ANDA filings). The decrease in SG&A expenses in the 2004 Period, compared to the 2003 Period, was due primarily to a decrease in brand sales force expenses, decreases in bad debt and legal expenses, partially offset by increases in corporate overhead. We anticipate a significant increase in selling expenses in conjunction with the marketing of Fortamet, which we launched in May 2004, and in preparation for the possible launch of Cardura XL in 2004 or early 2005, which will entail a significant increase in brand sales force and product marketing expenses.

     During the 2004 Period, we employed an average of approximately 250 brand sales representatives with an average annualized direct cost, including training costs, of approximately $140,000, compared to an average of approximately 410 brand sales representatives with an average annualized direct cost of approximately $125,000 in the 2003 Period. In December 2003, we reorganized our brand sales force structure and reduced the number of brand sales representatives by approximately 100. We will review and adjust the number of sales representatives we maintain based on the needs of our business and our products, particularly for our expected launch of Pfizer’s Cardura XL product, which will require the creation of a urology sales force and requires a minimum number of annual physician details. In our distribution operations, we employed approximately 220 sales representatives and sales support staff in both the 2004 Period and the 2003 Period.

R&D

     R&D expenses were $22.5 million for the 2004 Period, compared to $25.8 million for the 2003 Period. R&D expenses in the 2004 Period primarily reflected our continued research, development and commercialization efforts in our generic (ANDA) product development program. A portion of the decrease in R&D spending is attributable to the reduced focus on brand R&D. We submitted six ANDAs in the 2004 Period and, as of June 30, 2004, had approximately 30 ANDAs pending at the FDA.

     Our R&D efforts are currently focused on developing controlled-release generic products, using our proprietary, controlled-release drug delivery technologies, as well as niche and immediate-release generic products, including oral contraceptives.

     Our current brand R&D efforts are almost exclusively for the development of a combination product comprised of Actos (pioglitazone), marketed by Takeda, and our extended-release metformin product, each of which is currently co-administered once-a-day for the treatment of type 2 diabetes. Pursuant to our December 2003 agreement with Takeda, we are responsible for the formulation and manufacture of the combination product and Takeda is responsible for obtaining regulatory approvals and marketing the product.

Litigation Settlements and Other Charges

     Litigation settlements and other charges were $7.8 million for the 2004 Period, compared to $7.5 million for the 2003 Period. The 2004 Period expense primarily includes settlement costs related to the Kos trademark litigation and the Alpharma breach of contract litigation. The 2003 Period expense related to various legal claims, including the negotiated settlement of an obligation to one of our law firms with respect to our bioequivalent version of Tiazac.

Equity in Earnings of Joint Ventures

     We recorded $2.3 million of equity in earnings of our unconsolidated joint ventures (ANCIRC and CARAN) in the 2004 Period, compared to $1.6 million in the 2003 Period. The 2004 Period increase is primarily due to CARAN’s sale of generic Mevacor, which was launched in the second quarter of 2003, partially offset by a decrease in ANCIRC’s sales of generic Oruvail. ANCIRC is a 50/50 joint venture with Watson and CARAN is a 50/50 joint venture with Carlsbad.

Interest Income

     We recorded interest income of $1.4 million in the 2004 Period, compared to $1.1 million in the 2003 Period. The increase in interest income is primarily the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2004 Period, compared to the 2003 Period. We invest in taxable, tax-advantaged and tax-free investment grade securities.

Interest Expense

     We incurred interest expense of $1.2 million in the 2004 Period, compared to $1.3 million in the 2003 Period. Interest expense in the 2004 Period and the 2003 Period were primarily related to the unused line fee and amortization of issuance costs related to our secured line of credit entered into in December 2002, financing charges on capital lease obligations and certain insurance premiums.

Income Taxes

     For the 2004 Period and the 2003 Period, we provided $20.3 million and $13.0 million, respectively, for income taxes or 38% of income before income taxes. This provision exceeded the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes.

Weighted Average Shares Outstanding

     The basic and diluted weighted average shares of common stock outstanding were 72.6 million and 73.6 million, respectively, in the 2004 Period, and 71.7 million and 72.4 million, respectively, in the 2003 Period. The basic weighted average share computations for the 2004 Period and 2003 Period include the weighted average number of shares of common stock outstanding during the periods and the vested portion of restricted stock units. Diluted per share calculations include weighted average shares of common stock outstanding, including the vested portion of restricted stock units, plus dilutive common stock equivalents (stock options and the unvested portion of restricted stock units, computed using the treasury stock method). Anti-dilutive common stock equivalents consist of stock options and certain unvested restricted stock units in which the exercise price or issuance price, respectively, were in excess of the average market price for the respective period. The increase in the basic weighted average number of shares of common stock outstanding in the 2004 Period, compared to the 2003 Period, was attributable to issuances of stock pursuant to stock option exercises, restricted stock unit vestings, and our employee stock purchase plan.

Liquidity and Capital Resources

     As of June 30, 2004, we had $217.4 million in cash, cash equivalents and investments available-for-sale, and $372.5 million of working capital.

     Operating Activities

     Net cash provided by operating activities was $59.7 million, in the 2004 Period and $82.0 million in the 2003 Period.

     In the 2004 Period, net cash provided by operating activities of $59.7 million included net income of $33.1 million, increases in accounts payable and accrued and other liabilities of $11.5 million, decreases in prepaid and other assets of $5.9 million, offset by increases in accounts receivable of $21.7 million and inventories of $11.4 million. In addition, the 2004 Period also included depreciation and amortization of $16.2 million, impairment charges related to our North Carolina facility and Entex products of $14.5 million and $3.5 million, respectively, deferred income tax provision of $7.2 million and income tax benefits on exercises of stock options of $1.8 million, offset by equity in earnings of joint ventures of $2.3 million. The increase in accounts receivable was primarily related to licensing revenues receivable from Teva for the generic versions of Wellbutrin SR and Zyban. The increase in inventories was primarily due to purchases of generic Glucotrol XL supplied by Pfizer. The increase in accounts payable and accrued expenses was primarily due to increases in income tax accruals, increases in accounts payable related to capital expenditures, insurance premiums and purchases of generic Glucotrol XL supplied by Pfizer, partially offset by decreases in litigation settlement accruals. Our levels of inventories and accounts payable and accrued expenses are also influenced by purchasing opportunities in our distribution business.

     In the 2003 Period, net cash provided by operating activities of $82.0 million included net income of $20.8 million, income tax refunds of $51.7 million and increases in accounts payable and accrued expenses and other liabilities of $32.4 million, offset by increases in accounts receivable of $10.1 million, inventories of $29.5 million and prepaid and other assets of $8.8 million. In addition, the 2003 Period also included depreciation and amortization of $13.7 million, a provision for doubtful accounts receivable of $4.3 million, and an asset write-down at our Massachusetts aerosol manufacturing facility of $8.2 million, offset by equity in earnings of joint ventures of $1.6 million.

     Investing Activities

     Net cash used in investing activities was $89.5 million in the 2004 Period, compared to net cash provided by investing activities of $7.7 million in the 2003 Period.

     In the 2004 Period, net cash used in investing activities of $89.5 million consisted of $49.5 million in purchases of property, plant and equipment, $37.5 million in purchases of investments available-for-sale and $5.0 million for the acquisition of the Fortamet product marketing rights, offset by $2.5 million in proceeds from distributions of joint ventures. Our purchases of property, plant and equipment primarily relate to capital investments in our manufacturing and R&D facilities in Florida and the renovation of our North Carolina manufacturing facility. We anticipate significant additional capital expenditures in 2004 for facilities, machinery and equipment primarily related to our Florida manufacturing facilities.

     In the 2003 Period, net cash provided by investing activities of $7.7 million consisted predominantly of $30.4 million in maturities of investments available-for-sale, offset by $23.0 million in purchases of property, plant and equipment.

     Financing Activities

     Net cash provided by financing activities was $5.1 million in the 2004 Period and $1.6 million in the 2003 Period. For the 2004 and 2003 Period, net cash provided by financing activities primarily consisted of proceeds from issuances of shares of common stock from exercises of stock options.

     On December 30, 2002, we entered into a four-year, secured revolving line of credit facility for up to an aggregate amount of $185.0 million, none of which was outstanding at June 30, 2004. Borrowings available under the credit facility are limited to defined values of eligible accounts receivable, inventories, property, plant and equipment and reserves established by the lenders. Interest accrues on the average outstanding principal balance under the credit facility and a fee accrues on the unused portion of the credit facility. Andrx and its subsidiaries granted the lenders a first priority security interest in substantially all of their respective assets, including accounts receivable, inventories, deposit accounts, property, plant and equipment and general intangibles, and real estate owned at the date of the credit facility. The credit facility contains certain financial covenants and we are currently in compliance with all the required covenants. However, the borrowing base limits our borrowing availability to approximately $154.4 million as of June 30, 2004. We are considering amending or replacing the credit facility.

     We believe we can fund our 2004 operating cash requirements and planned capital expenditures from operations. Our most significant 2004 cash requirement is for facilities, machinery and equipment related to the expansion of our Florida manufacturing facilities, and the initial renovation of our North Carolina manufacturing facility. Work at our North Carolina facility has been curtailed. Capital expenditures for the six months ended June 30, 2004, were $49.5 million and are estimated to reach approximately $120 million in 2004. Under our agreement with Pfizer, we will pay an additional $25 million milestone in the event that the Cardura XL NDA is approved with certain minimum labeling requirements, and we will purchase a minimum of $21 million of product from Pfizer during the first 12-month period following that approval. We have additional minimum purchase requirements for Cardura XL of approximately $130 million in the 24-month period following that initial 12-month period. Absent a significant acquisition of a product or business or other presently unforeseen circumstances, we anticipate that our existing capital resources will be sufficient to enable us to maintain our operations for the foreseeable future without drawing on our credit facility.

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

     Our growth is affected, in large part, by our participation in the launch of new generic products by other generic manufacturers, and the advent and extent of competition encountered by these products and the other products we distribute. According to published data, generic versions of numerous brand products having substantial annual sales are expected to be launched in the next few years. Sales prices for generic products typically decline with the onset of competition from new generic manufacturers, particularly after such products were sold during an initial marketing exclusivity period. Consequently, growth in revenues will continue to be primarily a function of new generic products launched by other generic manufacturers, offset by the overall level of net price declines on existing distributed products. Nevertheless, we believe our distribution operations will continue to grow at a rate generally consistent with the growth of the overall generic industry. Our pharmaceutical distribution operations compete with a number of large wholesalers that market, among other things, both brand and generic pharmaceutical products to their customers and may therefore offer broader marketing programs. We also compete with other pharmaceutical distributors. Though the distribution of pharmaceutical products is historically a relatively low gross margin industry, competition could result in further pressure on revenues and margins.

     Our distribution operations play a significant role in the sale of our current generic products and, we believe, will continue to play a significant role in our new product launches. For external reporting purposes, this segment’s financial results do not include its participation in the distribution of our generic products. Such revenues are classified as Andrx product revenues in our Unaudited Condensed Consolidated Statements of Income.

     Andrx Generic Products

     The generic pharmaceutical industry is highly competitive and selling prices are often subject to significant and rapid declines from competition among existing or new generic products entering the market. In our sales efforts for our generic products, we compete with domestic and international companies and generic divisions of large brand pharmaceutical companies. Many of these competitors offer a wider variety of generic products to their customers. As the brand products’ patents and other bases for market exclusivity expire, generic competitors enter the marketplace, possibly including the brand product sold as an authorized generic. As the number of generic competitors increases and they compete for market share, a unit price decline generally results. The timing of these price decreases is difficult to predict and can result in significantly curtailed profitability for a generic product. Revenues and gross profits from our generic products may also be affected by competition involving the corresponding brand product, including the introduction and promotion of alternative brand or OTC versions of such products. We anticipate that our net revenues and gross profit will be significantly affected by competition involving our generic versions of Cardizem CD and, to a lesser extent, our Claritin product line (which is marketed as an OTC product), Tiazac and Glucotrol XL (supplied by Pfizer). Revenues and gross profits will also vary depending upon the timing and market environment related to the launch of our new generic products.

     We believe that our controlled-release products may face more modest competition than immediate-release generic products due to the limited number of competitors having the scientific and legal expertise and financial resources necessary to develop these products and bring them to market. We also believe that, for various reasons, our niche products may also face fewer competitors than most generic products. These competitive barriers, combined with the synergistic value derived from our pharmaceutical distribution operations, better position Andrx to compete in the highly competitive generic product marketplace.

     Currently, our overall level of profitability remains dependent, to a great extent, on a relatively small number of products. If these products, particularly our generic versions of Cardizem CD and, to a lesser extent, Tiazac, Glucotrol XL (supplied by Pfizer) and our Claritin products were to experience increased competition, the resulting price reductions and/or reduced market share would significantly adversely affect these products’ contribution to our results of operations. As noted earlier, publicly available information indicates that competition for our generic versions of Cardizem CD and Tiazac could occur in the second half of 2004 and in early 2005, respectively, and that Pfizer has begun selling Glucotrol XL as a generic through one of its affiliates.

     Pursuant to our January 2003 agreement with Perrigo, our generic line of Claritin products are sold as “store-brand” OTC products by Perrigo, and we share in the net profits, as defined, derived from such sales. Perrigo commenced sales of our OTC generic version of
Claritin-D 24 in June 2003 and our OTC generic version of Claritin RediTabs in January 2004. Our OTC generic version of Claritin-D 12 was approved in January 2004 and we hope to place Perrigo in a position to launch this product in 2004. Future revenues and profits with respect to these products will be dependent upon a number of factors, including our manufacturing capacity, market competition for the OTC generic Claritin products, the introduction of additional OTC generic Claritin products by other companies, particularly “store-brand” products, as well as other factors. Market information indicates that other “store-brand” OTC generic versions of Claritin-D 24 and RediTabs products will be introduced, which will result in a reduced profit share.

     We presently market generic versions of the 2.5mg, 5mg and 10mg strengths of Glucotrol XL (extended-release glipizide), supplied by Pfizer, which results in significant revenue. We are working toward FDA approval of our ANDAs for this product, which will enable us to launch our versions of this product in the future, and substantially reduce our royalty obligation to Pfizer and its licensor, Alza Corporation. There is no certainty about whether or when these Andrx products will be approved and marketed. Publicly available information indicates that Pfizer has also begun selling generic versions of Glucotrol XL through one of its affiliates. Additional competition may result in lower net revenues and gross profits for us.

     In July 2004, we entered into a collaborative arrangement with Martec Pharmaceutical, Inc., (Martec) whereby Martec will supply its generic version of Procardia XL (nifedipine) 90 mg tablets and we will market the product in the United States. Under the terms of the arrangement, the parties will share the net profits, as defined, from product sales. We anticipate launching this product in the 2004 third quarter.

     We continue to seek to launch our own generic versions of Wellbutrin SR and Zyban. There is no certainty about whether or when these Andrx products will be approved and marketed.

     Future growth of our generic products business will be generated from the launch of new products. We continue to invest in R&D and currently have approximately 30 ANDAs pending at the FDA. However, the launch of our generic product candidates is dependent upon a number of factors, both within and outside our control. Factors outside our control include new Orange Book patent listings, related patent infringement litigation and the expiration of others’ exclusivity rights, each of which affects the timing of our receipt of FDA marketing approval, FDA’s resolution of Citizens’ Petitions (as is presently the case with respect to our generic version of Concerta), FDA’s belief that our facilities are in compliance with cGMP, and the timing and outcome of our patent litigation. The revenues and gross profits to be generated by these new products will also be affected by the amount of generic competition they encounter, once launched, particularly after the expiration of any 180-day exclusivity period that we might have, either alone or on a shared basis, and whether there is an authorized generic.

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

     Andrx Brand Products

     In the brand marketplace, we compete against brand pharmaceutical manufacturers having significantly larger and more experienced sales forces and significantly greater financial resources dedicated to advertising and promotion. As a result, until certain levels of prescriptions are achieved, whether from Altoprev and Fortamet, which are currently our primary brand products, or the other brand products we market or plan to market, brand revenues and consequently gross profits will not be sufficient for our brand operations to achieve profitability. We anticipate that the costs of our brand operations will exceed our gross profit from brand products through 2004.

     We are continuing to evaluate our brand operations and whether to pursue opportunities that will leverage or otherwise optimize the value of our brand operations to our Company. From time to time, we will also evaluate or seek to enter collaborative arrangements with other pharmaceutical companies that can increase revenues, reduce the costs associated with our brand operations or otherwise use our controlled-release technologies or our sales force to gain mutual benefits.

     In June 2004, we began marketing our cholesterol-lowering product under the new name, Altoprev. The name change results from FDA’s desire to avoid confusion in the marketplace and the litigation initiated by Kos, which we settled for a $6.0 million payment recorded in litigation settlements and other charges in the 2004 Quarter (see Note 11). We offered introductory incentives related to Altoprev that increased the level of Altoprev in the distribution channel by approximately two months to four months, compared to normal historical levels of approximately two months, which may result in lower Altoprev revenues in subsequent periods. Though our three-year marketing exclusivity period granted by the FDA for Altoprev will expire in June 2005, we are not aware of any ANDA filing with respect to this product.

     In June 2004, as a result of the FDA approval of an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product, we recorded a charge of $3.5 million to cost of goods sold in the 2004 Period, related to the impairment of our Entex product rights, which we acquired in 2001. On October 17, 2003, FDA provided notice that once it approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA enforcement action. It is unclear whether FDA will permit a grace period for the continued sale of Entex PSE or, if granted, how long such grace period will be. In addition, though we have historically amortized our Entex product rights over a 10-year period on a straight-line basis, the continued viability of the Entex line of products, including Entex LA, is now uncertain. As a result, we will amortize the remaining carrying amount of our Entex product rights over 18 months and the amortization expense related to the Entex product rights will increase by $3.1 million to $4.5 million on an annual basis in future reporting periods. We will continue to periodically assess the unamortized portion of our Entex product rights and inventories ($6.8 million and $226,000, respectively, as of June 30, 2004) and the useful life of our Entex product rights whenever events or changes in circumstances indicate that the carrying amount of the Entex product rights may not be recoverable. Future FDA actions may significantly impact Entex revenues and the carrying value of our Entex product rights. The Entex line of products generated revenues of $11.8 million for the year ended December 31, 2003, and $7.7 million in the 2004 Period.

     FDA marketing approval of Fortamet (extended-release metformin), 500mg and 1000mg strengths, our second internally developed brand product, was received in April 2004 and we launched this product in May 2004. Our three-year Fortamet marketing exclusivity period granted by the FDA will expire in April 2007. The marketing of this and other brand products typically requires significant up-front expenditures for the creation and use of advertising and promotional materials and sales force training. Unlike generic products, which are typically profitable immediately, the launch of brand products is not expected to generate profits until physicians begin prescribing such products at sufficient levels.

     In May 2004, the FDA issued a tentative NDA approval for our valproate sodium product. Final approval is pending expiration of a
30-month stay (approximately October 2005), the FDA’s response to the Citizen’s Petition filed by Abbot Laboratories and/or favorable resolution of the patent infringement litigation filed by Abbott Laboratories.

     In November 2003, we acquired the right to market Cardura XL for five years in exchange for $35 million, a minimum number of annual physician details and product purchases of approximately $150 million in the first three years following FDA’s approval of Cardura XL. In June 2004, Pfizer received an approvable letter from the FDA for Cardura XL, which included a request for additional information from Pfizer. We anticipate that Pfizer will respond to the FDA in the third quarter of 2004 and that the FDA will ultimately approve this NDA. If FDA approval is not received by December 31, 2004, both parties have the right to cancel the agreement, and if such approval does not contain certain minimum labeling requirements, Andrx has the unilateral right to cancel the agreement. We have paid Pfizer $10.0 million to date, and this amount is refundable if the agreement is terminated for the reasons set forth above. We are continuing to work towards the launch of this product, including making adjustments to the size and composition of our brand sales force and conducting market research.

     Pursuant to our December 2003 agreement with Takeda, we have received a $10 million milestone payment, the revenue recognition of which was deferred because the amount to be retained by us is contingent upon the occurrence of certain future events. We are also entitled to receive significant additional milestone payments from Takeda upon the occurrence of certain specified events, as well as a transfer price for product manufactured by us and a royalty and certain additional performance payments related to Takeda’s sale of the combination product.

     Net sales of any of our products will be adversely affected by generic introductions, as well as seasonality (for cough and cold brand products). Net sales from particular products may also be affected by the dedication of the sales force’s efforts to other products in our brand product portfolio. In addition, patents do not protect some of our brand products.

   Licensing and Royalties Revenue

     The licensing and royalties revenue we presently derive from our July 2003 Exclusivity Agreement with Impax and Teva will end in September 2004, with respect to Impax’s generic version of Wellbutrin SR (150mg strength) and in November 2004, with respect to Impax’s generic version of Zyban. The amount of such revenue we receive depends upon Teva’s sales of such products, which is subject to competition and numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments, and other sales allowances and related expenses.

     The licensing and royalties revenue we presently derive from our October 2002 Commercialization Agreement with KUDCo will end in February 2006.

     We believe we maintain a 180-day period of market exclusivity with respect to our ANDA for a bioequivalent version of the 40mg strength of Prilosec.

     Cost of Goods Sold

     Our future financial performance remains dependent on our ability to manufacture sufficient product to meet the market demand for our current and anticipated products on a timely basis.

     In order to meet the market demand for our current and anticipated products, and produce quality products in compliance with our regulatory submissions and FDA’s cGMP, we continue to focus on improving the efficiency and quality of our manufacturing operations. These efforts include, among others: (i) optimizing our processes and reducing equipment failures, thereby reducing product rejections; (ii) hiring additional experienced manufacturing operations personnel, and reducing the turnover of manufacturing operations personnel; (iii) implementing quality initiatives to ensure compliance with cGMP, including the corrective actions we have undertaken in connection with our responses to the Form 483 notices we received from the FDA in March 2004 and July 2004; (iv) increasing personnel training, accountability, development and expertise; (v) implementing a more fully integrated use of our operating systems, in anticipation of our migration to a JD Edwards Enterprise Resource Planning (ERP) system; (vi) evaluating the commercial viability of producing certain products that we anticipate will generate a relatively small amount of profit compared to the utilization of resources in order to allow us to optimize our output and maximize our profitability; (vii) transferring production (or portions thereof) for certain products to equipment capable of handling larger batch sizes or to third parties; and (viii) renovating our facilities to increase or optimize production.

     On July 16, 2004, the FDA issued a Form 483 notice providing observations of an inspection of certain of our Florida manufacturing facilities. This inspection was limited in scope and some of the observations were similar in nature to those reflected in the Form 483 that FDA issued to us on March 3, 2004 concerning our compliance with cGMP. We have submitted our response to the FDA concerning each of the Form 483 observations and in March 2004, engaged consultants to assist us with both the development and implementation of our corrective action plan. FDA has not yet accepted or otherwise commented on that plan. A meeting has been scheduled to take place with the FDA to discuss the acceptance and implementation of our corrective action plan or any modifications thereof. We believe that acceptance and implementation of the plan may affect the timing and status of future product approvals. We are not in a position to determine the ultimate outcome of this matter, which could have a material adverse effect on our financial condition and results of operations. (See “Risks Relating to the Pharmaceuticals Industry Generally and to Andrx Specifically” in our Form 10-K for the year ended December 31, 2003).

     In June 2004, we determined that, as a result of our near term manufacturing needs and the extended time horizon for commercial scale production at our North Carolina facility, among other factors, a significant expansion of our Florida facilities would allow us to fulfill our current and projected manufacturing requirements through at least 2007. As a result of this determination, among other factors, we concluded that we would discontinue renovation of our North Carolina facility. As we are not presently utilizing this facility, and have no plans for its utilization, it is more likely than not that this facility will be sold. Accordingly, we reduced the carrying value of this facility to an amount equal to its estimated fair value based on independent appraisals, resulting in a $14.5 million impairment charge to cost of goods sold. The ultimate amount realized from a sale of this facility may differ from our fair value estimate.

     Additionally, in June 2004, we eliminated approximately 110 positions at our Florida manufacturing facility, which represented approximately $4.2 million in annual payroll expenses. This reduction resulted in severance expense of approximately $600,000 in the 2004 Quarter.

     Although 2004 capital spending will exceed previous estimates, the revised plan calls for the cessation of construction in North Carolina and should result in significantly less capital expenditures and operating expenses during the next three years.

     Because we manufacture products that employ a variety of technology platforms, certain of our manufacturing capabilities may at times be over-utilized, while others may be under-utilized. Until all of our efforts come to fruition, we will continue to incur costs related to inefficiencies at and under-utilization of our manufacturing facilities. We will also incur additional charges directly to cost of goods sold in the manufacture of our products and product commercialization activities. As a result of all of these and other factors, we may at times have difficulty fulfilling all of the market demand for our products and having pre-launch quantities of our product candidates available when we obtain FDA approval to market our products.

     SG&A Expenses

     Our SG&A expenses vary primarily with the level of sales and the sales product mix, which includes distributed products, our generic products and our brand products, and with changes to general and administrative activities. SG&A expenses related to our distribution business are primarily variable in nature, and change with our distribution revenues. SG&A expenses related to our generics business are relatively flat and do not vary significantly with the level of generic revenues. SG&A expenses related to our brand business increase or decrease as a result of our sales and marketing efforts. We anticipate that our SG&A expenses will continue to increase in 2004, primarily as a result of increases in promotional expenses related to the brand products, as well as corporate overhead. We anticipate a significant increase in selling expenses in conjunction with the marketing of Fortamet, the Altoprev name change, and preparation for the anticipated launch of Cardura XL in 2004 or early 2005, which will entail a significant increase in brand sales force and product marketing expenses. We currently maintain a brand sales force of approximately 260 sales representatives. We anticipate increased spending to support our brand sales force for the balance of 2004 and future periods. We will periodically review and adjust the number of sales representatives we maintain based on the needs of our business and our products, including Fortamet, and possibly Pfizer’s Cardura XL product, which will require the creation of a urology sales force and requires a minimum number of annual physician details. Brand product promotional expenses, which are expensed as incurred, will be periodically evaluated throughout 2004.

     R&D Expenses

     We anticipate that R&D expenses for 2004 will total approximately $50 million, and will focus primarily on generic R&D. R&D expenses will be periodically evaluated throughout 2004 following consideration of, among other things, our level of profitability and development opportunities.

     Income Taxes

     We believe our combined federal and state effective tax rate for 2004 will be approximately 38%. However, we are currently under audit by the Internal Revenue Service for the years 1999 through 2002. Despite our belief that our tax return positions are supportable, it is our policy to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. While it is difficult to predict the final outcome of any particular tax matter, we believe that our tax reserves are adequate. The tax reserves are analyzed periodically and adjustments are made to the tax reserves, as events occur to warrant such adjustment. Our effective tax rate and cash flows could be materially impacted by the ultimate resolution of our tax positions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes regarding Andrx’s Quantitative and Qualitative Disclosures About Market Risk since the most recent fiscal year.

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

ANDRX CORPORATION AND SUBSIDIARIES
PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 11 to the “Notes to Unaudited Condensed Consolidated Financial Statements of Andrx Corporation” included in Part 1, Item 1 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On June 4, 2004, Andrx Corporation held its annual meeting of stockholders.

(b)	Not applicable.

(c)	At the annual meeting, the following matters were voted upon by Andrx Corporation stockholders:

1.	Election of Directors.

     The following table sets forth the name of each nominee and the voting with respect to each nominee for director.

Nominee	For	Withhold Authority
Lawrence J. DuBow	62,748,180	3,444,716
Elliot Hahn, Ph.D.	62,917,925	3,274,971
Thomas P. Rice	63,662,246	2,530,650

2.	To approve the Amended and Restated Certificate of Incorporation.

For	Against	Abstain/Broker Non-Votes
60,699,188	5,385,056	108,651

3	Ratification of the appointment of Ernst & Young LLP as Andrx Corporation’s Independent Certified Public Accountants for the year ending December 31, 2004.

For	Against	Abstain/Broker Non-Votes
63,647,398	2,495,945	49,553

ANDRX CORPORATION AND SUBSIDIARIES
PART II
OTHER INFORMATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Registrant’s Second Amended and Restated Certificate of Incorporation dated June 4, 2004

10.84	Supply and Distribution agreement dated November 24, 2003, between Pfizer Inc. and Andrx Corporation (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K.

On April 28, 2004, Andrx filed a current report to Item 5 announcing that the U.S. Food and Drug Administration granted final marketing approval of Andrx’s New Drug Application for Fortamet™ Extended-Release Tablets, 500mg and 1000mg and announcing that Andrx is in discussions with the FDA to market its Altocor product under a new name.

On May 5, 2004, Andrx filed a current report to Item 12 of the Form 8-K announcing its financial results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004	By:/s/ Thomas P. Rice

Thomas P. Rice Chief Executive Officer

Date: August 9, 2004	By:/s/ John M. Hanson

John M. Hanson Senior Vice President and Chief Financial Officer