Form 10-Q
period 2004-09-30
ANDRX CORP /DE/
filed 2004-11-03
CIK 1123337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

Commission file number 0-31475

ANDRX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1013859 (I.R.S. Employer Identification No.)

4955 Orange Drive Davie, Florida (Address of principal executive offices)	33314 (Zip Code)

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

☒  YES          ☐ NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒  YES          ☐ NO

The approximate number of shares outstanding of the issuer’s common stock as of November 1, 2004 is 72,870,000.

This Form 10-Q contains trademarks held by Andrx Corporation and third parties.

ANDRX CORPORATION AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Andrx Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$113,655	$110,248
Investments available-for-sale, at market value	125,242	94,875
Accounts receivable, net of allowance for doubtful accounts of $5,541 and $7,734 at September 30, 2004 and December 31, 2003, respectively	133,509	138,849
Inventories	244,795	209,910
Deferred income tax assets, net	56,904	65,153
Prepaid and other current assets	22,987	29,790

Total current assets	697,092	648,825
Property, plant and equipment, net	279,188	239,173
Goodwill	33,981	33,981
Other intangible assets, net	12,318	13,721
Other assets	19,405	22,746

Total assets	$1,041,984	$958,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$172,045	$149,762
Accrued expenses and other liabilities	150,770	144,241

Total current liabilities	322,815	294,003
Deferred income tax liabilities	31,052	28,933
Obligations under capital leases and other obligations	11,895	12,609

Total liabilities	365,762	335,545

Commitments and contingencies
Stockholders’ equity
Convertible preferred stock; $0.001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value, 200,000,000 shares authorized; issued and outstanding 72,826,000 shares and 72,332,000 shares at September 30, 2004 and December 31, 2003, respectively	73	72
Additional paid-in capital	503,876	498,366
Restricted stock units, net	(4,660)	(7,761)
Retained earnings	177,122	132,215
Accumulated other comprehensive income (loss), net of income taxes	(189)	9

Total stockholders’ equity	676,222	622,901

Total liabilities and stockholders’ equity	$1,041,984	$958,446

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

Andrx Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Distributed products	$158,123	$168,334	$494,945	$484,457
Andrx products	106,050	74,489	319,293	199,600
Licensing and royalties	8,033	9,588	40,657	73,655
Other	80	2,688	150	6,942

Total revenues	272,286	255,099	855,045	764,654

Operating expenses
Cost of goods sold	190,222	170,196	588,398	500,922
Selling, general and administrative	54,867	55,055	158,263	168,747
Research and development	9,995	12,729	32,498	38,553
Litigation settlements and other charges	—	—	7,800	7,500

Total operating expenses	255,084	237,980	786,959	715,722

Income from operations	17,202	17,119	68,086	48,932
Other income (expense)
Equity in earnings of joint ventures	1,286	1,907	3,553	3,531
Interest income	1,221	503	2,658	1,600
Interest expense	(675)	(661)	(1,867)	(1,957)
Gain on sales of assets	—	191	—	773

Income before income taxes	19,034	19,059	72,430	52,879
Provision for income taxes	7,233	7,318	27,523	20,305

Net income	$11,801	$11,741	$44,907	$32,574

Net income per share:
Basic	$0.16	$0.16	$0.62	$0.45

Diluted	$0.16	$0.16	$0.61	$0.45

Weighted average shares of common stock outstanding:
Basic	72,809,000	71,981,000	72,690,000	71,820,000

Diluted	73,487,000	72,839,000	73,581,000	72,517,000

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

Andrx Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$44,907	$32,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,296	20,068
(Recoveries of) provision for doubtful accounts	(552)	5,673
Gain on sales of assets	—	(773)
Impairment charges	18,035	8,177
Compensation expense on amortization of restricted stock units	1,087	1,086
Equity in earnings of joint ventures	(3,553)	(3,531)
Deferred income tax provision	27,523	—
Income tax benefits on exercises of stock options and restricted stock units	1,949	1,252
Changes in operating assets and liabilities:
Accounts receivable	5,892	8,994
Inventories	(34,885)	(33,048)
Income tax refunds	639	51,695
Prepaid and other assets	8,900	(3,003)
Accounts payable and accrued expenses and other liabilities	7,247	46,300

Net cash provided by operating activities	102,485	135,464

Cash flows from investing activities:
Purchases of investments available-for-sale, net	(30,686)	(20,275)
Purchases of property, plant and equipment	(73,187)	(29,285)
Acquisition of brand product rights	(5,000)	—
Distributions from joint ventures	4,279	4,111
Proceeds from sale of assets	—	250

Net cash used in investing activities	(104,594)	(45,199)

Cash flows from financing activities:
Proceeds from issuances of common stock in connection with exercises of stock options	5,048	2,289
Proceeds from issuances of common stock in connection with the employee stock purchase plan	1,140	879
Principal payments on capital lease obligations	(672)	(621)

Net cash provided by financing activities	5,516	2,547

Net increase in cash and cash equivalents	3,407	92,812
Cash and cash equivalents, beginning of period	110,248	35,521

Cash and cash equivalents, end of period	$113,655	$128,333

Supplemental disclosure during the period for:
Interest paid	$1,196	$968

Income tax refunds received	$639	$51,695

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired through capital leases	$—	$1,234

Acquisition of CTEX Pharmaceuticals, Inc., adjustment	$(518)	$—

(Termination) issuance of restricted stock units, net	$(2,014)	$3,309

Reclassification of amounts held-for-sale, net
Assets		$6,169

Liabilities		$2,254

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

Andrx Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2004
(in thousands, except share and per share amounts)

1. GENERAL

     The accompanying unaudited condensed consolidated financial statements for each period include the consolidated balance sheets, statements of income and cash flows of Andrx Corporation and subsidiaries (“Andrx” or the “Company”). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and nine months ended September 30, 2004, and cash flows for the nine months ended September 30, 2004, are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Andrx’s Annual Report on Form 10-K for the year ended December 31, 2003, and its quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. The December 31, 2003 Consolidated Balance Sheet included herein was extracted from the December 31, 2003 Audited Consolidated Balance Sheet included in the Company’s 2003 Annual Report on Form 10-K.

     SIGNIFICANT ACCOUNTING POLICIES

     The preparation of these interim financial statements requires Andrx to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Andrx bases its estimates on, among other things, currently available information, its historical experience and on various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although Andrx believes that these assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate. Since December 31, 2003, none of the critical accounting policies, or Andrx’s application thereof, as more fully described in Andrx’s Annual Report on Form 10-K for the year ended December 31, 2003, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three and nine months ended September 30, 2004.

     Revenue Recognition

     Andrx’s distributed product revenues are revenues derived from the sale of pharmaceutical products purchased from third parties, including generic products sold on behalf of Andrx’s unconsolidated joint ventures. Andrx product revenues include Andrx’s generic and brand product revenues. Andrx generic product revenues are revenues derived from the sale of generic products either manufactured by Andrx pursuant to an Andrx Abbreviated New Drug Application (“ANDA”) or sold with an Andrx New Drug Code (“NDC”), excluding generic products sold on behalf of Andrx’s unconsolidated joint ventures. Andrx brand product revenues are revenues derived from the sale of branded products either manufactured by Andrx pursuant to an Andrx New Drug Application (“NDA”) or sold with an Andrx NDC.

     Revenues from Andrx’s distributed and generic products and the related cost of goods sold are recognized at the time the product is accepted by Andrx’s customers.

     Revenues from Andrx’s brand products are recognized after products are accepted by customers and are based on Andrx’s estimate of when such products will be pulled through the distribution channel, taking into account, among other things, historical prescription data provided by external independent sources, projected prescription data, incentives granted to customers, customers’ right of return, competing product introductions and Andrx’s brand product inventory levels in the distribution channel, all of which the Company periodically evaluates. As a result, $3,135 and $5,722 of deferred revenue was included in the September 30, 2004 Unaudited Condensed Consolidated Balance Sheet and the December 31, 2003 Consolidated Balance Sheet, respectively.

     Allowances against sales for estimated returns, chargebacks, rebates and other sales allowances are established by Andrx concurrently with the recognition of revenue. These allowances are established based upon consideration of a variety of factors, including, but not limited to, customers’ right of return, historical returns, chargebacks and rebates by product type, the number and timing of competitive products approved for sale, both historical and projected, the estimated size of the market for the product, estimated customer inventory levels by product, current and projected economic conditions and anticipated future product pricing. Actual product returns, chargebacks, rebates and other sales allowances incurred are dependent upon future events. Andrx periodically monitors the factors that influence sales returns and allowances and makes adjustments to these provisions when Andrx believes that actual product returns, chargebacks, rebates and other sales allowances may differ from established allowances. If conditions in future periods change, revisions to previous estimates may be required, potentially in significant amounts. Changes in the level of provisions for estimated sales returns, chargebacks, rebates and other sales allowances will affect revenues.

     The pharmaceutical industry practice is generally to allow customers to return or exchange purchased goods.

     In the generic pharmaceutical industry, the practice of allowing customers to return or exchange purchased goods has resulted in generic manufacturers generally issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers’ existing inventory following decreases in the market price of the related generic pharmaceutical product. The determination to grant an inventory credit to a customer following a price decrease is generally at the Company’s discretion, and not pursuant to contractual arrangements with customers. Shelf-stock adjustments may occur frequently, potentially in significant amounts. As Andrx accrues an estimate for sales allowances in the same period the sale is recognized, the level of provisions for estimated shelf-stock adjustments affects revenues from sales of its generic products. In order to make such an accrual, Andrx makes significant accounting estimates, including estimates of the quantities sold by customers, product still on customers’ shelves and price declines that have occurred and may occur before the products pull through the distribution channel. Andrx periodically reviews and, as necessary, adjusts such estimates. As a result, if conditions in future periods change, revisions to previous estimates may be required, potentially in significant amounts.

     In Andrx’s brand business, the Company makes significant estimates for sales returns and allowances, which are dependent on Andrx’s ability to promote to physicians, create demand for its products, pull products through the distribution channel, future levels of prescriptions for its products and Andrx’s brand product inventory levels in the distribution channel. It is a common pharmaceutical industry practice for brand manufacturers to offer customers, among other things, buy-in allowances on initial purchases prior to promotion activities by the manufacturer. In addition, Andrx conducts a significant amount of its sales with a limited number of large pharmaceutical wholesalers and warehousing pharmacy chains that have a right to return or exchange product they purchased. During the three and nine months ended September 30, 2004, approximately 63% and 68%, respectively, of Andrx’s brand product shipments were made to three customers. As there are a limited number of large customers and Andrx does not have a substantial and therapeutically unique brand product line, these customers exert significant leverage on Andrx relative to, among other things, product returns and other concessions. Andrx periodically reviews its estimates for sales returns and allowances, and if conditions change in future periods, revisions to previous estimates may be required, potentially in significant amounts.

     Andrx sometimes enters into collaborative agreements where the other parties market the Company’s products. In these instances, Andrx recognizes revenue based on information supplied by the other parties related to shipment of the product to and acceptance by customers, less estimates for sales returns and allowances. Andrx receives periodic reports by the other parties that support the amount of revenue Andrx recognizes, and amounts recognized are then compared to the cash subsequently remitted to the Company. The revenues Andrx reports are subject to several estimates, similar to those the Company experiences with the sales of its products. Andrx periodically monitors the factors that influence sales returns and allowances and conducts inquiries of the other parties regarding these estimates. Such estimates are revised as changes become known.

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

     Impairment or Disposal of Long-Lived Assets

     The Company utilizes the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to determine whether impairment has occurred. Fair value, as determined by appraisal or discounted cash flow analysis, is compared to the carrying value in calculating any impairment (see Notes 5 and 6).

     DIVESTITURES

     Andrx divested its Massachusetts aerosol manufacturing operation and its Physicians’ Online (“POL”) web portal in October and December 2003, respectively. For the three and nine months ended September 30, 2003, other revenues included $2,688 and $6,817, respectively, from these divested operations (see Note 4).

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period presentation.

     STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations. Stock options granted under those plans are to employees and other eligible participants with an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no employee compensation expense for stock options is reflected in the Unaudited Condensed Consolidated Statements of Income. For restricted stock unit grants, the fair value on the date of the grant is fixed and is amortized on a straight-line basis over the related period of service. Such amortization expense is included in selling, general and administrative (“SG&A”) expenses.

     The following table summarizes the pro forma consolidated results of operations of Andrx as though the provisions of the fair value based method of accounting for employee stock option compensation of SFAS No. 123 had been used:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income as reported	$11,801	$11,741	$44,907	$32,574
Add: stock-based employee compensation expense included in reported net
income, net of related tax effect	250	262	674	673
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(3,623)	(6,248)	(10,779)	(17,620)

Pro forma net income	$8,428	$5,755	$34,802	$15,627

Basic net income per common share
As reported	$0.16	$0.16	$0.62	$0.45

Pro forma	$0.12	$0.08	$0.48	$0.22

Diluted net income per common share
As reported	$0.16	$0.16	$0.61	$0.45

Pro forma	$0.12	$0.08	$0.48	$0.22

     The fair value of Andrx stock options issued was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.6%	3.0%	3.0%	3.0%
Expected life of options (years)	6.0	6.0	5.9	5.5
Expected volatility	82%	76%	83%	88%
Dividend yield	—	—	—	—

     The range of fair values per share of Andrx options as of the respective dates of grant was $19.80, and $10.89 to $21.60, for stock options granted during the three and nine months ended September 30, 2004, respectively, and $12.34 to $15.03 and $3.81 to $23.49, for stock options granted during the three and nine months ended September 30, 2003, respectively.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), which is intended to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In December 2003, the FASB issued a revision to FIN No. 46, which partially delayed its effective date for public companies until the period ending after March 15, 2004, but permitted earlier adoption for some or all of their investments. FIN No. 46 requires a company to consolidate variable interest entities (“VIEs”), if that company is the primary beneficiary of the variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected returns or both. Since Andrx does not have any VIEs, the adoption of FIN No. 46 for the year ended December 31, 2003, and the nine month period ended September 30, 2004, did not have an impact on Andrx’s consolidated financial statements.

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

2. COLLABORATIVE ARRANGEMENTS

     Andrx has entered into an agreement with Genpharm, Inc. (“Genpharm”) whereby the Company has the exclusive rights to either market Genpharm’s generic versions of Paxil® (paroxetine hydrochloride) 10mg, 20mg, 30mg, and 40mg tablets or Andrx’s own ANDA product(s) in the United States, in exchange for a royalty based on net profits, as defined. In May 2004, Andrx launched all four strengths of Genpharm’s generic Paxil product (see Note 11).

     Andrx has a collaborative arrangement with L. Perrigo Company (“Perrigo”) whereby the Company agreed to manufacture and supply Perrigo with Andrx’s generic versions of Claritin-D® 12, Claritin-D® 24 and Claritin® RediTabs, and Perrigo agreed to market such products as “store-brand”, over-the-counter (“OTC”) products. Perrigo launched Andrx’s OTC generic version of Claritin-D 24 in June 2003 and Andrx’s OTC generic version of Claritin RediTabs in January 2004. Under the terms of the arrangement, Andrx manufactures and Perrigo packages and markets these “store-brand” products, and the parties share net profits, as defined, from product sales.

3. EARNINGS PER SHARE

     For the three and nine months ended September 30, 2004 and 2003, the shares used in computing basic net income per share are based on the weighted average shares of common stock outstanding, including the vested portion of restricted stock units. Diluted per share calculations included weighted average shares of common stock outstanding, including the vested portion of restricted stock units, during the three and nine months ended September 30, 2004 and 2003, respectively, plus dilutive common stock equivalents, computed using the treasury stock method. The Company’s common stock equivalents consist of stock options and the unvested portion of restricted stock units.

     A reconciliation of the denominators of basic and diluted earnings per share of common stock is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic weighted average shares of common stock outstanding	72,809,000	71,981,000	72,690,000	71,820,000
Effect of dilutive items:
Stock options and unvested restricted stock units	678,000	858,000	891,000	697,000

Diluted weighted average shares of common stock outstanding	73,487,000	72,839,000	73,581,000	72,517,000

Anti-dilutive weighted average common stock equivalents	4,454,000	4,119,000	2,844,000	5,001,000

4. INVENTORIES AND COST OF GOODS SOLD

     Inventories consist of the following:

	September 30,	December 31,
	2004	2003
Raw materials	$37,539	$40,387
Work in process	14,562	20,913
Finished goods	192,694	148,610

	$244,795	$209,910

     As of September 30, 2004, the Company had approximately $8,378 in inventories relating to products pending launch while the Company awaits receipt of final Food and Drug Administration (“FDA”) marketing approval (see Note 11).

     The following table summarizes charges to cost of goods sold associated with production related write-offs, impairment charges, and under-utilization and inefficiencies related to the manufacture of the Company’s products and product candidates:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Production related write-offs	$6,470	$2,437	$20,857	$12,759
Impairment charges:
North Carolina facility (see Note 5)	—	—	14,535	—
Entex product rights (see Note 6)	—	—	3,500	—
Massachusetts aerosol facility	—	—	—	5,183
Massachusetts aerosol inventory	—	—	—	2,994
Under-utilization and inefficiencies of manufacturing operations:
Florida facilities	1,698	763	4,051	2,718
North Carolina facility	529	318	2,599	1,094
Massachusetts aerosol facility	—	1,571	—	4,264

	$8,697	$5,089	$45,542	$29,012

     Production related write-offs represent inventory write-offs at our manufacturing facilities. For the three and nine months ended September 30, 2004, production related write-offs included approximately $4,150 related to raw material for a product pending FDA approval. Under-utilization and inefficiencies at our Florida manufacturing facilities generally arise due to product or process specific issues.

     The Massachusetts aerosol facility was sold in October 2003.

5. PROPERTY, PLANT AND EQUIPMENT, NET

     The Company purchased its North Carolina facility in December 2002 for approximately $28,250, and began renovating the facility in 2003. In June 2004, the Company determined that a significant expansion of its Florida facilities would allow it to fulfill its current and projected manufacturing requirements through at least 2007, and decided to discontinue renovation of its North Carolina facility. These actions, among other things, made it more likely than not that this facility will be sold. Accordingly, in June 2004, the Company recorded a $14,535 impairment charge to its Generic Products Segment cost of goods sold, which represented the difference between the carrying value and the estimated fair value of its North Carolina facility based on independent appraisals (see Note 4). The ultimate amount realized from a sale of this facility may differ from the Company’s fair value estimate.

6. OTHER INTANGIBLE ASSETS, NET

     In May 2004, the Company made $5,000 in milestone payments to Sandoz, Inc. (“Sandoz”) as a result of FDA’s approval and its first commercial sale of Fortamet™ (metformin extended-release). These payments as well as a royalty based on sales of Fortamet for a five-year period (with annual guaranteed minimums ranging from $3,000 to $5,000 and a $10,000 annual maximum) are required under the Company’s agreement with Sandoz, pursuant to which the Company reacquired the product rights for Fortamet. Such product rights are recorded in other intangible assets in the September 30, 2004 Unaudited Condensed Consolidated Balance Sheet, and are being amortized on a straight-line basis to cost of goods sold over the three-year Fortamet marketing exclusivity period granted by the FDA.

     In June 2004, as a result of the FDA approval of an NDA for an OTC product containing the same active ingredients as Andrx’s Entex® PSE prescription product, Andrx recorded a charge of $3,500 to its Brand Products Segment cost of goods sold related to the impairment of its Entex product rights (see Note 4). This charge represented the difference between the carrying amount and the fair value of the Entex product rights based on the present value of estimated future cash flows. Once the FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as the Company’s Entex product line, may be subject to FDA action. It is unclear whether FDA will permit a grace period for the continued sale of Entex PSE or, if granted, how long such grace period will be. In addition, though the Company has historically amortized its Entex product rights over a 10-year period on a straight-line basis, the continued viability of the Entex line of products, including Entex LA, is now uncertain. As a result, in July 2004, Andrx began amortizing the remaining carrying amount of its Entex product rights over 18 months and the amortization expense related to the Entex product rights increased by $3,056 to $4,526 on an annual basis. This change in accounting estimate decreased the Company’s reported net income, basic and diluted earnings per share by $474, $0.01 per share and $0.01 per share, respectively, for the three and nine months ended September 30, 2004. Andrx will continue to periodically assess the unamortized portion of its Entex product rights and inventories ($5,657 and $123, respectively, as of September 30, 2004), and the useful life of its Entex product rights whenever events or changes in circumstances indicate that the carrying amount of the Entex product rights may not be recoverable.

7. LICENSING AND ROYALTIES REVENUE

     For the three and nine months ended September 30, 2004, the Company recorded $8,033 and $40,657, respectively, in licensing and royalties revenue. For the three and nine months ended September 30, 2004, licensing and royalties revenue included $4,870 and $35,355, respectively, from Impax Corporation (“Impax”) and Teva Pharmaceuticals Ltd (“Teva”) for Andrx’s relinquishment of its exclusivity rights for the generic versions of Wellbutrin SR® 150mg and Zyban® , and $1,984 and $2,711, respectively, from Kremers Urban Development Company (“KUDCo”) for Andrx’s relinquishment of its exclusivity rights to the 10mg and 20mg strengths of generic Prilosec® . For the three and nine months ended September 30, 2003, the Company recorded $9,588 and $73,655, respectively, in licensing and royalties revenue, primarily from KUDCo.

     Generic Wellbutrin SR/Zyban

     In July 2003, Andrx entered into an Exclusivity Agreement with Impax and Teva pertaining to the respective ANDAs for generic versions of Wellbutrin SR and Zyban. In March 2004 and May 2004, Andrx relinquished its rights to the 180-day period of market exclusivity for generic Wellbutrin SR 150mg and generic Zyban, respectively, allowing Impax and other companies to gain FDA approval to market their products. Teva launched Impax’s generic Wellbutrin SR product in the first quarter of 2004 and Impax’s generic Zyban product in the second quarter of 2004, and Andrx is entitled to a share of the profits, as defined, derived from Teva’s sale of such products for a 180-day period. The Company’s share of profits from sales of generic Wellbutrin SR 150mg ended in September 2004 and the Company’s share of profits from sales of generic Zyban will expire in November 2004. Such sales generated licensing revenues to Andrx of $4,870 and $35,355 during the three and nine months ended September 30, 2004, respectively, and are subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments and other sales allowances and related expenses.

     Generic Prilosec

     Licensing revenues from KUDCo are recognized in accordance with the terms of the October 2002 Commercialization Agreement. Andrx is entitled to a share of the net profits, as defined, which are subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments, other sales allowances and other expenses and allocations. The licensing rate due from KUDCo decreased from 15% to 9% in

June 2003, and further decreased to 6.25% in February 2004 for a 24-month period, consistent with Andrx’s agreement with KUDCo. Competition has also resulted in reduced sales for KUDCo’s generic version of Prilosec, which has further reduced Andrx’s licensing revenues from KUDCo. The licensing revenue earned from KUDCo in the nine months ended September 30, 2004, included the effect of KUDCo’s allocation to Andrx of a $1,750 reversal of sales returns and allowances reserve previously recorded by KUDCo. This reserve reversal was offset by an allocation to Andrx of $6,347 made by KUDCo related to its June 2004 $50,000 settlement of patent infringement litigation with Mylan Laboratories, Inc. (“Mylan”) and Esteve Quimica S.A. (“Esteve”), which the Company disputes (see Note 11).

8. PROVISION FOR INCOME TAXES

     For the three and nine months ended September 30, 2004, the Company recorded a provision for income taxes of $7,233 and $27,523, respectively, at an effective tax rate of 38%. For the three and nine months ended September 30, 2003, the Company recorded a provision for income taxes of $7,318 and $20,305, respectively, at an effective tax rate of 38%. For the three and nine months ended September 30, 2004 and 2003, the Company provided for income taxes in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes.

     During 2003, the Company incurred, and reported on its 2003 income tax return, a significant tax loss as a result of certain ordinary business developments. The loss was not fully utilized during 2003. The unused portion has been carried forward to 2004 and is being utilized to reduce taxable income. The Company believes the loss is appropriate and deductible. However, the complexity of the tax rules and the likelihood of a review and subsequent challenge by the taxing authorities resulted in the Company recording an accrual of $33,453, which is included in accrued expenses and other liabilities, to fully offset the utilization of such loss carryforward. Additionally, the remaining loss, approximately $29,798, tax effected, will be carried forward and may be available to reduce certain future taxable income, which will be similarly offset by an accrual for financial reporting purposes at that time. This reserve will be reassessed upon any changes in status of any contingencies related to this deduction, until such contingencies are fully resolved. The Company’s effective tax rate and cash flows could be materially impacted by the ultimate resolution of this matter.

     As discussed in Note 11, the Company is currently under audit by the Internal Revenue Service for the years 1999 through 2002. The Company’s effective tax rate and cash flows could be materially impacted by the ultimate resolution of its tax positions.

9. COMPREHENSIVE INCOME

     The components of the Company’s comprehensive income are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income	$11,801	$11,741	$44,907	$32,574
Investments available-for-sale
Unrealized gain (loss), net	505	(74)	(319)	(213)
Income tax (provision) benefit	(192)	28	121	77

	313	(46)	(198)	(136)

Comprehensive income	$12,114	$11,695	$44,709	$32,438

10. BUSINESS SEGMENTS

     See the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, for a discussion of its business segments. The following table represents unaudited financial information by business segment:

	As of or for the Three Months Ended
	September 30, 2004
	Distributed	Generic	Brand	Corporate
	Products	Products	Products	& Other	Consolidated
Revenues	$158,163	$93,681	$20,442	$—	$272,286
Income (loss) from operations	10,627	28,421	(10,231)	(11,615)	17,202
Equity in earnings of joint ventures	—	1,286	—	—	1,286
Interest income	—	—	—	1,221	1,221
Interest expense	—	—	23	652	675
Depreciation and amortization	728	4,799	2,028	1,531	9,086
Purchases of property, plant and equipment, net	223	21,153	92	2,207	23,675
Total assets	212,157	405,243	79,054	345,530	1,041,984

	As of or for the Three Months Ended
	September 30, 2003
	Distributed	Generic	Brand	Corporate
	Products	Products	Products	& Other	Consolidated
Revenues	$168,334	$72,587	$14,178	$—	$255,099
Income (loss) from operations	12,145	30,751	(13,303)	(12,474)	17,119
Equity in earnings of joint ventures	—	1,907	—	—	1,907
Interest income	—	—	—	503	503
Interest expense	—	—	31	630	661
Gain on sales of assets	—	—	191	—	191
Depreciation and amortization	789	3,525	1,228	871	6,413
Purchases (dispositions) of property, plant and equipment, net	635	3,815	(237)	2,091	6,304
Total assets	241,560	305,155	74,484	252,421	873,620

	Nine Months Ended September 30, 2004
	Distributed	Generic	Brand	Corporate
	Products	Products	Products	& Other	Consolidated
Revenues	$494,985	$303,331	$56,729	$—	$855,045
Income (loss) from operations	37,402	104,815	(31,147)	(42,984)	68,086
Equity in earnings of joint ventures	—	3,553	—	—	3,553
Interest income	—	—	1	2,657	2,658
Interest expense	—	—	74	1,793	1,867
Depreciation and amortization	2,252	15,077	4,013	3,954	25,296
Purchases of property, plant and equipment, net	843	63,799	239	8,306	73,187

	Nine Months Ended September 30, 2003
	Distributed	Generic	Brand	Corporate
	Products	Products	Products	& Other	Consolidated
Revenues	$484,457	$244,446	$35,751	$—	$764,654
Income (loss) from operations	31,094	109,129	(49,565)	(41,726)	48,932
Equity in earnings of joint ventures	—	3,531	—	—	3,531
Interest income	—	—	—	1,600	1,600
Interest expense	—	—	99	1,858	1,957
Gain on sales of assets	—	—	773	—	773
Depreciation and amortization	3,515	11,770	3,769	1,014	20,068
Purchases (dispositions) of property, plant and equipment, net	3,741	23,255	(113)	2,402	29,285

11. LITIGATION, COMMITMENTS AND CONTINGENCIES

     Litigation Settlements and Other Charges

     During the nine months ended September 30, 2004, Andrx recorded charges of $7,800 related to previously disclosed legal claims, including the settlements with Kos Pharmaceuticals (“Kos”) and Alpharma USPD Inc. (“Alpharma”). During the nine months ended September 30, 2003, Andrx recorded charges of $7,500 related to various previously disclosed legal claims, including the negotiated settlement of an obligation to one of the Company’s law firms with respect to Andrx’s generic version of Tiazac®.

     Ongoing Patent Infringement Litigation

     Following submission of Paragraph IV certifications that its ANDA product candidates do not infringe the valid patent rights of the referenced brand product, Andrx anticipates that patent infringement litigation may be commenced against it. Unless Andrx commences selling such ANDA products before the related litigation has been concluded, Andrx should not incur any substantial damages in connection with this type of litigation.

     Naproxen Sodium (Naprelan)

     In March 2003, the U.S. District Court for the Southern District of Florida issued an order denying (i) Elan Corporation, plc’s (“Elan”) motion for reconsideration of the March 2002 order invalidating the relevant Elan patent, (ii) Elan’s motion to amend and supplement the findings of fact, and (iii) Andrx’s motion asking the District Court for a ruling on its defenses of non-infringement. Both parties appealed the District Court’s March 2003 decision. On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the Elan patent was invalid, and remanded the case back to the District Court for a determination as to whether the Andrx product infringes the Elan patent. On August 31, 2004, the District Court entered an order indicating that it will delay issuing findings of fact and conclusions in this matter until the Federal Circuit Court of Appeals has issued its decision (in a non-related case) on how a court should address issues of claim construction. Following the March 2002, District Court decision that the patent was invalid, which has since been reversed, the Company commenced selling, and continues to sell, its generic version of Naprelan®. Though Andrx is not in a position to determine the ultimate outcome of this matter, an adverse determination could have a material adverse effect on the Company’s business and its consolidated financial statements.

     Metoprolol Succinate (Toprol-XL)

     In 2003 and 2004, Andrx filed ANDAs seeking FDA approval to market metoprolol succinate extended-release tablets in 50mg and 25mg strengths, respectively, its generic versions of Toprol-XL®. In February 2004, AstraZeneca AB, Aktiebolaget Hassle and AstraZeneca LP sued the Company for patent infringement in the U.S. District Court for the District of Delaware on the 50mg strength and in July 2004, on the 25mg strength. On August 9, 2004, the Multidistrict Litigation Panel consolidated and sent to the U.S. District Court for the Eastern District of Missouri the three pending metoprolol succinate patent infringement cases brought by Astra against Andrx and two other generic drug companies for pretrial discovery purposes. Andrx is not in a position to determine the ultimate outcome of this litigation.

     Paroxetine Hydrochloride (Paxil)

     The Company filed an ANDA seeking FDA approval to market paroxetine hydrochloride 40mg, the Company’s generic version of Paxil 40mg, and in June 2001, SmithKline Beecham Corporation and Beecham Group plc (“SmithKline”) sued the Company and our raw material supplier in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement. The Company later amended its ANDA to add the

10mg, 20mg and 30mg strengths of paroxetine hydrochloride and in November 2003, SmithKline filed a new infringement complaint against the Company in the U.S. District Court for the Eastern District of Pennsylvania in connection with those lower strengths. These cases and several other cases related to other companies’ ANDAs for generic versions of Paxil subsequently were consolidated for pre-trial discovery purposes only. In April 2004, the U.S. Court of Appeals for the Federal Circuit invalidated SmithKline’s hemihydrate patent in a case not directly involving the Company. SmithKline then offered to dismiss its cases against both Andrx and Genpharm if (i) it is unable to have the Federal Circuit decision overturned, and (ii) all discovery is stayed (i.e., put on hold) during the interim. Andrx agreed, and on July 2, 2004, the U.S. District Court for the Eastern District of Pennsylvania stayed all discovery and pretrial proceedings in both patent infringement cases pending against Andrx. In September 2004, Andrx withdrew its ANDAs for Paxil, which will likely lead to the dismissal of this action as being moot.

     Omeprazole (Prilosec)

     In 1998, Andrx filed an ANDA seeking approval from the FDA to market omeprazole, its generic version of Prilosec. In May 1998, AstraZeneca plc (“Astra”) filed suit under the provisions of the Hatch-Waxman Act alleging patent infringement. The matter was tried in the U.S. District Court for the Southern District of New York along with the consolidated claims of three other ANDA applicants. In October 2002, the District Court entered an order and an opinion finding that Astra’s ‘505 and ‘230 patents are valid and that the generic versions of Prilosec developed by Andrx infringe those patents. On December 11, 2003, the Federal Circuit Court of Appeals affirmed the lower court’s opinion that Astra’s patents are valid and infringed by the Andrx product. Astra advised the District Court that it believes it may be entitled to damages as a result of Andrx’s decision to build an inventory of its product prior to the District Court’s determination, but has not sought to enforce such claims. On May 19, 2004, the District Court ruled that Andrx’s product does not infringe any valid claims of the ‘281 patent, and that Astra’s ‘505 and ‘230 patents are not unenforceable against the Andrx product. Andrx and Astra have both appealed this determination. The courts have not issued an opinion on Astra’s claims for willful infringement of the ‘505 and ‘230 patents or on Astra’s request for attorneys’ fees. Though the Company believes that Astra is unlikely to prevail in its request for damages or attorneys’ fees and that Astra has not been damaged as a result of Andrx’s decision to build inventory prior to the District Court’s determination, if Astra were to prevail in these claims, it could have a material adverse effect on Andrx’s business and consolidated financial statements.

     Ongoing Other Litigation

     Drug Pricing Litigation

     On August 4, 2004, the City of New York filed an action in the U. S. District Court for the Southern District of New York against 44 drug makers, including the Company, claiming they overcharged Medicaid for prescription medications. The Company is not required to respond to this complaint until after decisions on Motions to Dismiss are determined in a related case. Press reports and other sources indicate that the attorneys general for the states of Massachusetts, Florida and Pennsylvania, as well as others, are also investigating and/or pursuing legal action against drug makers, charging the industry has inflated prices. The Company is not in a position to determine the ultimate outcome of this litigation or any other such claims that may subsequently be brought by others.

     Cardizem CD Antitrust Litigation

     Beginning in August 1998, several putative class action lawsuits were filed against Andrx and Aventis (formerly Hoechst Marion Roussel, Inc.) arising from a 1997 stipulation entered into between Andrx and Aventis in connection with a patent infringement suit brought by Aventis with regard to its product Cardizem® CD. The actions pending in federal court have been consolidated for multi-district litigation purposes in the U.S. District

Court for the Eastern District of Michigan, with one of the cases filed by a group of direct purchasers having recently been remanded back to the U.S. District Court for the Southern District of Florida. The complaint in each action alleges that Andrx and Aventis, by way of the 1997 stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly have given Aventis and Andrx a near monopoly in the U.S. market for Cardizem CD and a generic version of that pharmaceutical product. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 2000, the U.S. District Court for the Eastern District of Michigan granted summary judgment to plaintiffs finding that the 1997 stipulation was a per se violation of antitrust laws. On June 13, 2003, the U.S. Court of Appeals for the Sixth Circuit affirmed the district court’s decision. On October 12, 2004, the U.S. Supreme Court declined to review this case.

     Essentially reiterating the claims asserted against Andrx in the aforementioned Cardizem CD antitrust class action litigation and seeking the same relief sought in that litigation are: (i) the May 14, 2001 complaint filed by the attorneys general for the states of New York and Michigan, joined by 13 additional states and the District of Columbia, on behalf of their government entities and consumers resident in their jurisdictions, which was subsequently amended to add 12 additional states and Puerto Rico to the action; (ii) the July 26, 2001 complaint filed by Blue Cross Blue Shield of Michigan, joined by three other Blue Cross Blue Shield plans; (iii) two actions pending in state courts in Florida, and (iv) two actions pending in state courts in Kansas.

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

     In April 2004, the Company settled its litigation with the four Blue Cross Blue Shield plaintiffs who opted-out of the settlement with the indirect purchasers. The Company has also agreed with all remaining plaintiffs, consisting of the direct purchaser groups that opted out of the settlement with the direct purchaser class, upon a methodology for disposing of the claims asserted by that group after receiving such guidance as the U.S. Supreme Court may give on the issues raised. As a result of that methodology, and the U.S. Supreme Court’s determination that it will not review the decision of the Court of Appeals for the Sixth Circuit, the parties have settled this matter and are in the process of dismissing this case.

     The Company has recorded appropriate reserves for this matter as of September 30, 2004.

     Wellbutrin SR Related Securities Claims

     Seven complaints were filed against Andrx and certain of its current and former officers and directors for alleged material misrepresentations regarding the expiration dating for the Company’s generic versions of Wellbutrin SR/Zyban and that the Company knew that its products would not receive timely FDA approval. All of these cases were consolidated and on October 20, 2003, the plaintiffs filed a consolidated amended class action complaint in the U.S. District Court for the Southern District of Florida against Andrx and Richard J. Lane, the Company’s former Chief Executive Officer, alleging a class period from March 1, 2002 through March 4, 2003. After the District Court granted the Company’s motion to dismiss this complaint, on March 5, 2004, the plaintiffs further amended their complaint to assert that the Company knew, when it filed its ANDAs, that the products would not be approved by the FDA because of their expiration dating. The Company is not in a position to determine the ultimate outcome of this litigation.

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

     Other Matters

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

     Litigation Resolved in 2004

     Tiazac Related Securities Claims

     Several securities fraud class action complaints were filed in March 2002, alleging that Andrx and certain of its current and former officers and directors engaged in securities fraud and/or made material misrepresentations regarding the regulatory status of the Company’s ANDA for a generic version of Tiazac. The amended class action complaint sought a class period for those persons or institutions that acquired Andrx common stock from April 30, 2001, through February 21, 2002. In November 2002, the U.S. District Court for the Southern District of Florida granted in part Andrx’s motion to dismiss the amended consolidated class action complaint and determined that all but one of the statements allegedly made in violation of the federal securities laws should be dismissed as a matter of law. The Court’s decision reduced the class period to six weeks commencing January 9, 2002, and ending February 21, 2002. The Court also later granted Andrx’s motion to strike all allegations of insider trading from the complaint. In December 2003, defendant’s motion for summary judgment was granted and a final judgment was entered in favor of the defendants. The plaintiffs have filed a notice of appeal of the motion to dismiss and the summary judgment orders. On August 6, 2004, the Court entered a final judgment and granted final approval of the settlement stipulation entered by the defendants and the class members.

     PPA Litigation

     Beginning in October 2001, 12 product liability lawsuits were filed against Andrx and others for personal injuries allegedly arising out of the use of phenlypropanolamine (PPA). The actions have been consolidated and transferred to the U.S. District Court for the Western District of Washington. Andrx was named in the suits because it acquired the Entex product from Elan. While PPA was at one time contained in Elan’s Entex product, Andrx reformulated Entex upon acquiring it from Elan and eliminated PPA as an active ingredient thereof. Five of the 12 cases against Andrx were voluntarily dismissed by the plaintiffs. The remaining cases were dismissed by the Multidistrict Litigation Panel between July and September 2004.

     Trademark Litigation

     On August 13, 2003, Kos filed a complaint in the U.S. District Court for the District of New Jersey alleging trademark infringement and unfair competition, and seeking to enjoin Andrx from using the Altocor name. On September 18, 2003, the District Court denied Kos’ motion for preliminary injunction. On May 24, 2004, the U.S. Court of Appeals for the Third Circuit reversed the District Court’s opinion, and remanded the matter back to the District Court. On May 27, 2004, the District Court issued a preliminary injunction, effective June 18, 2004, enjoining Andrx from the continued use of the Altocor name. On June 9, 2004, Kos and Andrx entered into a settlement requiring the Company’s payment of $6,000 to Kos, which is recorded as a litigation settlement charge in the nine months ended September 30, 2004. As part of the settlement, Kos, and later the District Court, agreed to the dismissal of this case and certain modifications to the District Court’s preliminary injunction. Pursuant to that modified preliminary injunction, product labeled Altocor was permitted to remain in the distribution channel through August 15, 2004, but all product and promotional materials bearing the Altocor name had to be withdrawn from the distribution channel by that date. On August 25, 2004, Andrx certified to the District Court that it had fully complied with the terms and conditions of the injunction and described in detail the steps undertaken to assure compliance.

     Bupropion Hydrochloride (Wellbutrin SR/Zyban)

     In June 1999, Andrx filed ANDAs seeking FDA approval to market bupropion hydrochloride, its generic versions of Wellbutrin SR/Zyban. In September 1999, Glaxo SmithKline (“Glaxo”) filed suit against Andrx in the U.S. District Court for the Southern District of Florida, claiming patent infringement. In May 2004, after settling this matter without payment from Andrx, Glaxo dismissed its lawsuit against Andrx.

     Fosinopril Sodium and Fosinopril HCTZ (Monopril and Monopril HCT)

     In February 2003, Andrx filed ANDAs seeking FDA approval to market fosinopril sodium tablets, a generic version of Monopril®, and fosinopril sodium hydrochlorothiazide tablets, a generic version of Monopril HCT®. On April 10, 2003, Bristol-Myers Squibb Company and E.R. Squibb and Sons, LLC (“Bristol-Myers”) filed identical suits against Andrx in the U.S. District Court for the Southern District of New York and Florida for alleged patent infringement. The New York action was transferred to Florida and on April 16, 2004, dismissed. On June 4, 2004, after a trial on the merits, the U.S District Court for the Southern District of Florida issued a final judgment of non-infringement in Andrx’s favor. Bristol-Myers did not appeal the judgment.

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

     Burnett Employment Dispute

     On October 19, 1993, Terrill Hill Burnett filed an action in the U.S. District Court for the Southern District of New York against POL, and some of the original shareholders thereof, alleging POL breached her employment contract, securities and common law fraud with respect to the sale of shares of common stock, breach of fiduciary duty, negligent misrepresentation and gender discrimination, and seeking damages in excess of $1,000, plus punitive damages. In May 2004, the parties agreed to settle this matter upon the Company’s payment to the plaintiff of an immaterial amount.

     Alpharma Breach of Contract Litigation

     On September 26, 2003, Alpharma filed a complaint against a subsidiary of the Company (Armstrong Pharmaceuticals, Inc. (“Armstrong”)) in the U.S. District Court for the Southern District of New York. Alpharma alleged that the contractual breach by Armstrong resulted in the recall of epinephrine mist, a product manufactured by Armstrong for Alpharma. In the complaint, Alpharma sought to recover $18,000 in damages for breach of contract, $17,400 in damages for negligent misrepresentations (many of which preceded Andrx’s involvement), and $50,000 in punitive damages. On June 30, 2004, the parties reached a settlement requiring the payment of $5,250 to Alpharma for the dismissal of this complaint and a release of all parties’ claims against each other in connection with this matter. Andrx and Celltech Manufacturing Inc., from whom Andrx purchased Armstrong in March 2001, shared this payment equally. As a result of the settlement, Andrx recorded an additional litigation settlement charge of $1,625 in the nine months ended September 30, 2004.

     Commitments and Contingencies

     The Company is subject to regular inspections by the FDA. Any non-compliance with current Good Manufacturing Practices (“cGMP”) or the corrective action plan Andrx proposed to the FDA in response to the Form 483 notices issued by the FDA on July 16, 2004 and March 3, 2004, could have a material adverse effect on its financial condition and results of operations. (See “Risks Relating to the Pharmaceuticals Industry Generally and to Andrx Specifically” in Andrx’s Annual Report on Form 10-K for the year ended December 31, 2003).

     In June 2004, KUDCo and its affiliates settled patent infringement litigation with Mylan and Esteve involving KUDCo’s generic version of Prilosec. Pursuant to the settlement, KUDCo is required to pay a settlement amount of $50,000. KUDCo has asserted that it is entitled, under the October 2002 Commercialization Agreement among Andrx, KUDCo and Genpharm, to charge Andrx and Genpharm for a percentage of the settlement amount. Andrx disputes KUDCo’s claim that it is entitled to $6,347 from Andrx and intends to submit this dispute, if not otherwise resolved, to arbitration pursuant to the terms of the Commercialization Agreement (see Note 7).

     See Note 6 for a description of the potential for FDA action with respect to Andrx’s Entex product line and a description of the royalties commitment to Sandoz related to Fortamet.

     Pursuant to its agreement with Genpharm, the Company began marketing all four strengths of Genpharm’s generic version of Paxil (paroxetine hydrochloride) in the United States, in exchange for a royalty based on the net profits, as defined, in May 2004. Andrx and Genpharm agreed to equally share the attorneys’ fees associated with the pending patent infringement litigation with Glaxo involving Genpharm’s product. That litigation has been “stayed” and will be dismissed by Glaxo in the event Glaxo does not prevail in its appeal of an adverse determination in a related patent litigation matter. Andrx and Genpharm agreed to share any patent infringement damages that may ultimately be awarded commensurate with their respective share of profits, except Andrx has agreed to be responsible for any damages awarded to Glaxo in the pending patent litigation that exceeds the aggregate royalty amount Genpharm received from the Company. Other sharing arrangements apply to other types of claims that may be asserted.

     Pursuant to its November 2003 agreement with Pfizer Inc. (“Pfizer”), Andrx is required to pay an additional $25,000 milestone upon the approval of Cardura® XL, to provide a minimum of five hundred thousand annual physician details and certain levels of promotional spending, and to purchase a minimum of $153,000 of product from Pfizer during the 36-month period following that approval, including $21,000 in that initial 12-month period, $55,000 in the following 12-month period, and $77,000 in the final 12-month period. In June 2004, Pfizer received an approvable letter from the FDA for Cardura XL, which included a request for additional information from Pfizer. If the Cardura XL NDA is not approved by FDA by December 31, 2004, both parties have the right to cancel the agreement. If that approval does not contain certain minimum labeling requirements, Andrx has the unilateral right to cancel the agreement. Andrx has paid Pfizer $10,000 to date, and this amount is refundable if the agreement is terminated for the reasons set forth above.

     In August 2004, Sankyo Pharma, Inc. (“Sankyo”) notified Andrx that the promotional materials employed by Fortamet were confusingly similar to its registered trademark and the promotional materials employed by Sankyo’s WelChol product. The Company has offered to make certain changes to its promotional materials but is not at this time in a position to determine the ultimate outcome of this matter.

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

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Our Business

     We are a pharmaceutical company that:

•	develops and commercializes generic versions of controlled-release brand pharmaceuticals, using our proprietary controlled-release drug delivery technologies, and generic versions of niche and immediate-release brand pharmaceuticals, including oral contraceptives;

•	distributes pharmaceuticals, primarily generics, manufactured by others as well as manufactured by us, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices; and

•	commercializes brand pharmaceuticals, in some instances, using our proprietary controlled-release drug delivery technologies.

     Controlled-release pharmaceuticals generally provide more consistent drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects by releasing drug dosages at specific times and in specific locations in the body. Controlled-release pharmaceuticals reduce the number of times a drug must be taken, thus improving patient compliance.

     Key Performance Factors

     In our generic business, increased revenues will result primarily from the launch of our new products and whether and to what extent we will be entitled to market exclusivity with respect to such products, offset by reductions in price and market share of our existing products. In our distribution business, growth will continue to be primarily a function of our participation in the distribution of new generic products launched by others, offset by the net price declines typically associated with the distribution of generic products over time. In our brand business, revenue growth will depend primarily upon our ability to stimulate prescription demand for Altoprev™, Fortamet™ and, following its anticipated approval and launch, Pfizer’s Cardura® XL.

     Our year to date operating results have been highly dependent on a limited number of products, particularly the revenues from our generic versions of Cardizem® CD and, to a lesser extent, Tiazac®, Glucotrol XL® (supplied by Pfizer Inc.), and our Claritin® products (marketed by L. Perrigo Company as “store-brand” over-the-counter (OTC) products); licensing revenue from Teva Pharmaceuticals Ltd. and Impax Corporation related to generic Wellbutrin SR® 150mg and generic Zyban® and Kremers Urban Development Company (KUDCo) related to generic Prilosec®; and revenues from our Altoprev, Fortamet and Entex® brand products. Our year to date operating results have also been highly affected by the results of our distribution business, which is generally reflective of the generic industry as a whole, production related write-offs and under-utilization and inefficiencies at our manufacturing facilities, impairment charges related to our writedown of the North Carolina facility and Entex product rights, legal settlements, and the performance of our brand business, which is significantly influenced by prescription levels, the size of the brand sales force, and sales and marketing expenditures.

     Future operating results will continue to be dependent on the performance of our brand business, less dependent on licensing revenue from Teva, Impax and KUDCo, and more dependent upon future generic and brand product introductions, including the potential launch of our generic versions of Concerta®, Biaxin® XL and additional oral contraceptives, as well as Pfizer’s Cardura XL. The value and timing of those product introductions depends on a number of factors, including successful scale-up, final Food and Drug Administration (FDA) marketing approval, satisfactory resolution of patent litigation and Citizen Petitions, our manufacturing capabilities and capacities, our maintaining compliance with current Good Manufacturing Practices (cGMP) and other FDA guidelines, competition, expiration of others’ patent and exclusivity rights and various other factors described in this and earlier Quarterly Reports on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2003, and in our other U.S. Securities and Exchange Commission (SEC) filings.

     Cash Requirements

     We believe we can fund our 2004 operating cash requirements and planned capital expenditures from operations. Our most significant 2004 cash requirement is for facilities, machinery and equipment related to the expansion of our Florida manufacturing facilities, and the initial renovation of our North Carolina manufacturing facility. We have discontinued renovations of our North Carolina facility and have determined that it is more likely than not that we will sell this facility. Capital expenditures for the nine months ended September 30, 2004, were $73.2 million and are estimated to reach approximately $106 million in 2004 and are currently estimated to be $70 million in 2005. Under our agreement with Pfizer, we are required to pay an additional $25 million milestone in the event that the Cardura XL NDA is approved with certain minimum labeling requirements, and to purchase a minimum of $153 million of product from Pfizer during the 36-month period following that approval, including $21 million in that initial 12-month period, $55 million in the following 12-month period, and $77 million in the final 12-month period. Absent a significant acquisition of a product or business or other presently unforeseen circumstances, we anticipate that our existing capital resources and cash flows from operations will be sufficient to enable us to maintain our operations and meet our capital expenditure requirements and other commitments through at least the next twelve months without drawing on our credit facility.

     We had $238.9 million in cash, cash equivalents and investments available-for-sale at September 30, 2004. In addition, we have a $185 million secured credit facility, of which $175 million was available as of September 30, 2004, pursuant to the borrowing base limits. No amounts were outstanding under this credit facility as of September 30, 2004.

     Forward-Looking Statements

     Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by us or on our behalf that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “to,” “ plan,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, our dependence on a relatively small number of products; licensing revenues; the timing and outcome of patent, antitrust and other litigation; the timing and commercial success of future product approvals and launches; whether we will be awarded any market exclusivity period and, if so, the precise dates thereof; introduction of significant new generic products by others; government regulation generally, and FDA regulation, in particular, including quality standards for our products and facilities; competition; manufacturing capacities, output and quality processes; our ability to develop and successfully commercialize new products; the loss of revenues from existing products; development and marketing expenses that may not result in commercially successful products; our inability to obtain, or the high cost of obtaining, licenses for third party technologies; commercial obstacles to the successful introduction of Fortamet, Pfizer’s Cardura XL and brand products generally; exclusion of our brand products from formularies; the consolidation or loss of customers; our relationship to our suppliers; the success of our joint ventures; difficulties in integrating, and potentially significant charges associated with, acquisitions of technologies, products and businesses; the inability to obtain sufficient supplies from key suppliers; the impact of returns, allowances and chargebacks; product liability claims; rising costs and limited availability of product liability and other insurance; the loss of key personnel; hurricanes and other adverse weather conditions; failure to comply with environmental laws; and the absence of certainty regarding the receipt of required regulatory approvals or the timing or terms of such approvals. We are also subject to other risks detailed herein or detailed from time to time in our other filings with the SEC.

     Readers are cautioned not to place reliance on the forward-looking statements contained in this report. We undertake no obligation to update or revise any forward-looking statements, except as required by law, to reflect new information, the occurrence or non-occurrence of future events or otherwise.

Critical Accounting Policies and Estimates

     The preparation of the interim financial statements included in this Quarterly Report on Form 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on, among other things, currently available information, our historical experience and on various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that these assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate. Since December 31, 2003, none of our critical accounting policies or our application thereof, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2003, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three and nine months ended September 30, 2004.

     Revenue Recognition

     Andrx’s distributed product revenues are revenues derived from the sale of pharmaceutical products purchased from third parties, including generic products sold on behalf of our unconsolidated joint ventures. Andrx product revenues include Andrx’s generic and brand product revenues. Andrx generic product revenues are revenues derived from the sale of generic products either manufactured by us pursuant to our Abbreviated New Drug Application (ANDA) or sold with our New Drug Code (NDC), excluding generic products sold on behalf of our unconsolidated joint ventures. Andrx brand product revenues are revenues derived from the sale of branded products either manufactured by us pursuant to our NDA or sold with our NDC.

     Revenues from our distributed and generic products and the related cost of goods sold are recognized at the time the product is accepted by our customers.

     Revenues from our brand products are recognized after products are accepted by customers and are based on our estimate of when such products will be pulled through the distribution channel, taking into account, among other things, historical prescription data provided by external independent sources, projected prescription data, incentives granted to customers, customers’ right of return, competing product introductions and our brand product inventory levels in the distribution channel, all of which we periodically evaluate. As a result, $3.1 million and $5.7 million of deferred revenue was included in the September 30, 2004 Unaudited Condensed Consolidated Balance Sheet and the December 31, 2003 Consolidated Balance Sheet, respectively.

     Allowances against sales for estimated returns, chargebacks, rebates and other sales allowances are established by us concurrently with the recognition of revenue. These allowances are established based upon consideration of a variety of factors, including, but not limited to, customers’ right of return, historical returns, chargebacks and rebates by product type, the number and timing of competitive products approved for sale, both historical and projected, the estimated size of the market for the product, estimated customer inventory levels by product, current and projected economic conditions and anticipated future product pricing. Actual product returns, chargebacks, rebates and other sales allowances incurred are dependent upon future events. We periodically monitor the factors that influence sales returns and allowances and make adjustments to these provisions when we believe that actual product returns, chargebacks, rebates and other sales allowances may differ from established allowances. If conditions in future periods change, revisions to previous estimates may be required, potentially in significant amounts. Changes in the level of provisions for estimated sales returns, chargebacks, rebates and other sales allowances will affect revenues.

     The pharmaceutical industry practice is generally to allow customers to return or exchange purchased goods.

     In the generic pharmaceutical industry, the practice of allowing customers to return or exchange purchased goods has resulted in generic manufacturers generally issuing inventory credits (also known as shelf-stock adjustments) to customers based on the customers’ existing inventory following decreases in the market price of the related generic pharmaceutical product. The determination to grant an inventory credit to a customer following a price decrease is generally at our discretion, and not pursuant to contractual arrangements with customers. Shelf-stock adjustments may occur frequently, potentially in significant amounts. As we accrue an estimate for sales allowances in the same period the sale is recognized, the level of provisions for estimated shelf-stock adjustments affects revenues from sales of our generic products. In order to make such accrual, we make significant accounting estimates, including estimates of the quantities sold by customers and product still on customers’ shelves and price declines that may occur before the products pull through the distribution channel. We periodically review and, as necessary, adjust such estimates. As a result, if conditions in future periods change, revisions to previous estimates may be required, potentially in significant amounts.

     In our brand business, we make significant estimates for sales returns and allowances, which are dependent on our ability to promote to physicians, create demand for our products, pull products through the distribution channel, future levels of prescriptions for our products and our brand product inventory levels in the distribution channel. It is a common pharmaceutical industry practice for brand manufacturers to offer customers, among other things, buy-in allowances on initial purchases prior to promotion activities by the manufacturer. In addition, we conduct a significant amount of our sales with a limited number of large pharmaceutical wholesalers and warehousing pharmacy chains that have a right to return or exchange product they purchased. During the three and nine months ended September 30, 2004, approximately 63% and 68%, respectively, of our brand products’ shipments were made to three customers. As there are a limited number of large customers and we do not have a substantial and therapeutically unique brand product line, these customers exert significant leverage on us relative to, among other things, product returns and other concessions. We periodically review our estimates for sales returns and allowances and if conditions change in future periods, revisions to previous estimates may be required, potentially in significant amounts.

     We sometimes enter into collaborative agreements where the other parties market our products. In these instances, we recognize revenue based on information supplied by the other parties related to shipment of the product to and acceptance by customers, less estimates for sales returns and allowances. We receive periodic reports by the other parties that support the amount of revenue we recognize, and amounts recognized are then compared to the cash subsequently remitted to us. The revenues we report are subject to several estimates, similar to those we experience with the sales of our products. We periodically monitor the factors that influence sales returns and allowances and conduct inquiries of the other parties regarding these estimates. Such estimates are revised as changes become known.

     Licensing and royalties revenues are recognized when the obligations associated with the earning of the licensing or royalty revenue have been satisfied. We review each contract, and if appropriate, defer up-front and milestone payments, whether or not they are refundable, and recognize such amounts over future periods after services have been rendered or delivery has occurred and the amounts are fixed or determinable.

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

ANDRX CORPORATION AND SUBSIDIARIES

Results of Operations

Three Months Ended September 30, 2004 (“2004 Quarter”) Compared to the Three Months Ended September 30, 2003 (“2003 Quarter”)

     For the 2004 Quarter, we generated net income of $11.8 million, compared to net income of $11.7 million for the 2003 Quarter.

Revenues and Gross Profit (Loss)

	Three Months Ended
	September 30,
	(in thousands)
	2004	2003
Distributed Products
Revenues	$158,123	$168,334
Gross profit	28,344	29,999
Gross margin	17.9%	17.8%
Andrx Products — Generic
Revenues	$86,619	$62,339
Gross profit	33,033	36,866
Gross margin	38.1%	59.1%
Andrx Products — Brand
Revenues	$19,431	$12,150
Gross profit	12,574	8,488
Gross margin	64.7%	69.9%
Andrx Products — Total
Revenues	$106,050	$74,489
Gross profit	45,607	45,354
Gross margin	43.0%	60.9%
TOTAL PRODUCT SALES
Revenues	$264,173	$242,823
Gross profit	73,951	75,353
Gross margin	28.0%	31.0%
LICENSING AND ROYALTIES
Revenues	$8,033	$9,588
Gross margin	100.0%	100.0%
OTHER
Revenues	$80	$2,688
Gross profit (loss)	80	(38)
Gross margin (loss)	100.0%	(1.4%)
TOTALS
Revenues	$272,286	$255,099
Gross profit	82,064	84,903
Gross margin	30.1%	33.3%

Distributed Products

     Revenues from distributed products decreased by 6.1% to $158.1 million for the 2004 Quarter, compared to $168.3 million for the 2003 Quarter. The decrease is generally due to the overall price declines from generic products, partially offset by new generic product introductions. On a sequential basis, distributed product revenues declined in the 2004 Quarter as compared to the second quarter of 2004 mainly due to reductions in price, partially offset by new generic product introductions. In the 2004 Quarter, revenues from distributed products generated $28.3 million of gross profit with a gross margin of 17.9%, compared to $30.0 million of gross profit with a gross margin of 17.8% for the 2003 Quarter. In the 2004 Quarter, gross profit from distributed products benefited from the receipt of $1.1 million credited to cost of goods sold, which represented a reduction in the price of products purchased and sold in prior periods and represented our share of a class action litigation settlement against a certain manufacturer.

     When we participate in the distribution of generic products that face little or no competition, we generally generate higher sales revenues and lower gross margins. When such products encounter additional competition, the resulting lower prices generally cause us to generate lower revenues, but higher gross margins, as we generally are able to purchase such products at more competitive prices.

Andrx Products

     Generic Products

     For the 2004 Quarter, revenues from generic products increased by 38.9% to $86.6 million, compared to $62.3 million in the 2003 Quarter. The increase in revenues from generic products for the 2004 Quarter, compared to the 2003 Quarter, resulted primarily from the launches of additional products subsequent to the 2003 Quarter (primarily generic versions of Glucotrol XL, Paxil®, Vicoprofen® and OTC Claritin® RediTabs).

     In the 2004 Quarter, the introduction of other “store-brand” OTC generic versions of Claritin-D 24 and RediTabs products resulted in a reduction in our profit share from Perrigo, and our revenues from generic Glucotrol XL were reduced as a result of competition from an affiliate of Pfizer. On a sequential basis, revenues from generic products declined in the 2004 Quarter as compared to the second quarter of 2004 mainly due to reductions in price and unit volume on certain products. Our generic version of Cardizem CD continues to generate significant levels of revenue and gross profit and materially contributes to our overall current level of operating results.

     In the 2004 Quarter, our generic products generated $33.0 million of gross profit with a gross margin of 38.1%, compared to $36.9 million of gross profit with a gross margin of 59.1% in the 2003 Quarter. The decrease in gross profit from our generic products for the 2004 Quarter, compared to the 2003 Quarter, resulted primarily due to reductions in price and/or unit volume from certain of our generic products, and significant charges to cost of goods sold as a result of production related write-offs and under-utilization and inefficiencies at our manufacturing facilities, partially offset by the launch of generic versions of Glucotrol XL, supplied by Pfizer, Paxil, supplied by Genpharm, and our Vicoprofen product. The 2004 Quarter and 2003 Quarter included charges directly to cost of goods sold of $6.2 million and $1.7 million, respectively, related to production related write-offs for our products and product candidates. For the 2004 Quarter, production related write-offs included approximately $4.1 million related to raw material for a product pending FDA approval. In the 2004 Quarter, in addition to the $6.2 million charge related to production related write-offs, we incurred costs of approximately $2.2 million related to under-utilization and inefficiencies at our Florida manufacturing facilities and our North Carolina facility. In the 2003 Quarter, we incurred $1.1 million of charges to cost of goods sold related to under-

utilization issues and inefficiencies at our Florida manufacturing facilities and our North Carolina facility. We have experienced and, in the near term, expect to continue to experience, significant charges to cost of goods sold as a result of production related write-offs and under-utilization and inefficiencies at our manufacturing facilities related to the expansion of our manufacturing facilities in anticipation of new product launches, and other factors, as well as the cost of maintaining the North Carolina facility.

     The decrease in gross margin from our generic products for the 2004 Quarter, compared to the 2003 Quarter, resulted primarily from the charges to cost of goods sold discussed above and the launches of additional generic products that carry lower gross margins than other existing products, including the generic versions of Glucotrol XL, supplied by Pfizer, and Paxil, supplied by Genpharm, as well as price declines on certain products.

     Brand Products

     For the 2004 Quarter, revenues from our brand products increased by 59.9% to $19.4 million from $12.2 million in the 2003 Quarter. The increase in revenues for the 2004 Quarter, compared to the 2003 Quarter, was primarily the result of net revenues generated from Fortamet, which was launched in May 2004, increases in unit volume and the price of Altoprev, and an increase in revenues from the Entex product line, primarily due to the introduction of reformulated versions of two Entex products in November 2003. In June 2004, we began marketing our cholesterol-lowering product under a new name, Altoprev. In connection with this change, we offered introductory incentives related to Altoprev that have resulted in increased levels of Altoprev in the distribution channel of approximately three months as of September 30, 2004, compared to normal historical levels of approximately two months.

     In the second quarter of 2004, we offered introductory incentives in connection with our launch of Fortamet. Consistent with our revenue recognition accounting policy, we recorded approximately $4.5 million in Fortamet net revenues in the 2004 Quarter, of which $4.3 million had been deferred as of June 30, 2004. Deferred revenues related to Fortamet amounted to $541,000 at September 30, 2004. In connection with the launch, the level of Fortamet in the distribution channel is approximately five months as of September 30, 2004, compared to normal levels of approximately two months.

     In the 2004 Quarter, our brand products generated $12.6 million of gross profit with a gross margin of 64.7%, compared to $8.5 million of gross profit with a gross margin of 69.9% for the 2003 Quarter. The increase in gross profit for the 2004 Quarter resulted primarily from the launch of Fortamet in May 2004, increases in price and units of Altoprev, and the relaunch of reformulated Entex products. Cost of goods sold in the 2004 Quarter included royalties accrued related to revenues from Fortamet and the Entex product lines, as well as amortization of the product rights we acquired for those products, calculated on a straight-line basis. Cost of goods sold in the 2003 Quarter included royalties accrued related to revenues from the Entex product line, as well as amortization of our Entex product rights, calculated on a straight-line basis. In the 2004 Quarter the amortization of our Entex product rights increased to $1.1 million, as compared to $367,000 in the 2003 Quarter, resulting from changing our estimate of the Entex product rights useful life to 18 months as of June 30, 2004.

     The decrease in gross margin from our brand products for the 2004 Quarter, compared to the 2003 Quarter, resulted primarily from the increase in the Entex product rights amortization, and the launch of Fortamet which carries a lower margin due to the annual guaranteed minimum royalty of $3.0 million in year one and the amortization of product rights, on a straight-line basis, over the three-year Fortamet marketing exclusivity period granted by the FDA.

Licensing and Royalties Revenue

     In the 2004 Quarter, we recorded $8.0 million in licensing and royalties revenue, compared to $9.6 million in the 2003 Quarter as more fully described below.

     Generic Wellbutrin SR/Zyban

     In July 2003, we entered into an Exclusivity Agreement with Impax and Teva pertaining to the respective ANDAs for generic versions of Wellbutrin SR and Zyban. In March 2004 and May 2004, we relinquished our rights to the 180-day period of market exclusivity for generic Wellbutrin SR 150mg and generic Zyban, respectively, allowing Impax and other companies to gain FDA approval to market their products. Teva launched Impax’s generic Wellbutrin SR product in the first quarter of 2004 and Impax’s generic Zyban product in the second quarter of 2004, and we are entitled to a share of the profits, as defined, derived from Teva’s sale of such products for a 180-day period. Our share of profits from sales of generic Wellbutrin SR 150mg ended in September 2004 and our share of profits from sales of generic Zyban will expire in November 2004. Such sales generated licensing revenues to us of $4.9 million in the 2004 Quarter, and were significantly impacted by shelf-stock adjustments granted by Teva for generic Wellbutrin SR 150mg.

     Generic Prilosec

     Licensing revenues from KUDCo are recognized in accordance with the terms of the October 2002 Commercialization Agreement. We are entitled to a share of the net profits, as defined, which are subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments, other sales allowances and other expenses and allocations. Licensing and royalties revenue for the 2004 Quarter and the 2003 Quarter included $2.0 million and $8.3 million, respectively, from the agreement with KUDCo for relinquishing exclusivity rights to the 10mg and 20mg strengths of generic Prilosec. The licensing rate in effect for the 2003 Quarter was 9% compared to 6.25% in the 2004 Quarter. In addition, licensing revenues were further reduced as a result of competition.

Other Revenues

     In the 2003 Quarter, we generated $2.7 million of other revenues, primarily from the sales of certain raw materials at our former Massachusetts aerosol manufacturing operations and from our Physician’s Online (POL) web portal, both of which were divested in the 2003 fourth quarter. In the 2003 Quarter, cost of goods sold related to other revenues included $1.6 million of charges related to under-utilization and inefficiencies at our former Massachusetts aerosol facilities.

SG&A

     SG&A expenses were $54.9 million, or 20.2% of total revenues for the 2004 Quarter, compared to $55.1 million, or 21.6% of total revenues for the 2003 Quarter. For both periods, SG&A expenses included expenses related to the administration, marketing, sale, distribution and warehousing of distributed products and our brand and generic products, royalties to our former Co-Chairman and Chief Scientific Officer related to sales of our generic version of Cardizem CD, corporate overhead and legal costs (primarily patent infringement and antitrust matters related to our ANDA filings). The decrease in SG&A expenses in the 2004 Quarter, compared to the 2003 Quarter, was due primarily to decreases in legal costs, bad debt expenses, and brand sales force expenses, partially offset by an increase in brand products marketing expenses, primarily related to Fortamet, which we launched in May 2004, and the anticipated launch of Pfizer’s Cardura XL, and increases in corporate overhead.

     During the 2004 Quarter, we employed an average of approximately 280 brand sales representatives with an average annualized direct cost, including training costs, of approximately $145,000, compared to an average of approximately 390 brand sales representatives with an average annualized direct cost of approximately $120,000 in the 2003 Quarter. In December 2003, we reorganized our brand sales force structure and reduced the number of brand sales representatives by approximately 100.

     In our distribution operations, we employed approximately 220 sales representatives and sales support staff in both the 2004 Quarter and the 2003 Quarter.

R&D

     R&D expenses were $10.0 million for the 2004 Quarter, compared to $12.7 million for the 2003 Quarter. R&D expenses in the 2004 Quarter primarily reflected our continued focus on research, development and commercialization efforts in our generic (ANDA) product development program. The decrease in R&D spending was attributable to the reduced brand R&D, partially offset by an increase in generic R&D spending. We submitted one ANDA in the 2004 Quarter and as of September 30, 2004, had approximately 30 ANDAs pending at the FDA.

     Our R&D efforts are currently focused on developing controlled-release generic products, using our proprietary, controlled-release drug delivery technologies, as well as niche and immediate-release generic products, including oral contraceptives.

     Our current brand R&D efforts are almost exclusively for the development of a combination product comprised of Actos® (pioglitazone), marketed by Takeda Chemical Industries, Ltd. and our extended-release metformin product, each of which is currently co-administered once-a-day for the treatment of type 2 diabetes. Pursuant to our December 2003 agreement with Takeda, we are responsible for the formulation and manufacture of the combination product and Takeda is responsible for obtaining regulatory approvals and marketing the product.

Equity in Earnings of Joint Ventures

     We recorded $1.3 million of equity in earnings of our unconsolidated joint ventures (ANCIRC and CARAN) in the 2004 Quarter, compared to $1.9 million in the 2003 Quarter. The 2004 Quarter decrease is primarily due to a decrease in ANCIRC’s sales of generic Oruvail® as compared to the 2003 Quarter. ANCIRC is a 50/50 joint venture with Watson Pharmaceuticals, Inc. and CARAN is a 50/50 joint venture with Carlsbad Technologies, Inc.

Interest Income

     We recorded interest income of $1.2 million in the 2004 Quarter, compared to $503,000 in the 2003 Quarter. The increase in interest income is primarily the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2004 Quarter, compared to the 2003 Quarter. We invest in taxable, tax-advantaged and tax-free investment grade securities.

Interest Expense

     We incurred interest expense of $675,000 in the 2004 Quarter, compared to $661,000 in the 2003 Quarter. Interest expense in the 2004 Quarter and the 2003 Quarter were primarily related to the unused line fee and amortization of issuance costs related to our secured line of credit entered into in December 2002, and, to a lesser extent, financing charges on capital lease obligations and certain insurance premiums.

Income Taxes

     For the 2004 Quarter and the 2003 Quarter, we provided $7.2 million and $7.3 million, respectively, for income taxes or 38% of income before income taxes. This provision exceeded the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes.

Weighted Average Shares Outstanding

     The basic and diluted weighted average shares of common stock outstanding were 72.8 million and 73.5 million, respectively, in the 2004 Quarter, and 72.0 million and 72.8 million, respectively, in the 2003 Quarter. The basic weighted average share computations for the 2004 Quarter and 2003 Quarter include the weighted average number of shares of common stock outstanding during the periods and the vested portion of restricted stock units. Diluted per share calculations include weighted average shares of common stock outstanding, including the vested portion of restricted stock units, plus dilutive common stock equivalents (stock options and the unvested portion of restricted stock units, computed using the treasury stock method). The increase in the basic weighted average number of shares of common stock outstanding in the 2004 Quarter, compared to the 2003 Quarter, was attributable to issuances of common stock pursuant to stock option exercises, vesting of restricted stock units and our employee stock purchase plan.

Nine Months Ended September 30, 2004 (“2004 Period”) Compared to the Nine Months Ended September 30, 2003 (“2003 Period”)

     For the 2004 Period, we generated net income of $44.9 million, compared to net income of $32.6 million for the 2003 Period.

Revenues and Gross Profit (Loss)

	Nine Months Ended
	September 30,
	(in thousands)
	2004	2003
Distributed Products
Revenues	$494,945	$484,457
Gross profit	90,025	88,556
Gross margin	18.2%	18.3%
Andrx Products — Generic
Revenues	$264,810	$169,020
Gross profit	103,878	86,945
Gross margin	39.2%	51.4%
Andrx Products — Brand
Revenues	$54,483	$30,580
Gross profit	31,937	22,748
Gross margin	58.6%	74.4%
Andrx Products — Total
Revenues	$319,293	$199,600
Gross profit	135,815	109,693
Gross margin	42.5%	55.0%
TOTAL PRODUCT SALES
Revenues	$814,238	$684,057
Gross profit	225,840	198,249
Gross margin	27.7%	29.0%
LICENSING AND ROYALTIES
Revenues	$40,657	$73,655
Gross margin	100.0%	100.0%
OTHER
Revenues	$150	$6,942
Gross profit (loss)	150	(8,172)
Gross margin (loss)	100.0%	(117.7%)
TOTALS
Revenues	$855,045	$764,654
Gross profit	266,647	263,732
Gross margin	31.2%	34.5%

Distributed Products

     Revenues from distributed products increased by 2.2% to $494.9 million for the 2004 Period, compared to $484.5 million for the 2003 Period. The increase generally reflects our participation in the distribution of new generic product introductions, partially offset by the overall price declines common to generic products. In the 2004 Period, revenues from distributed products generated $90.0 million of gross profit with a gross margin of 18.2%, compared to $88.6 million of gross profit with a gross margin of 18.3% for the 2003 Period. In the 2004 Period, gross profit from distributed products benefited from the receipt of $1.1 million credited to cost of goods sold, which represented a reduction in the price of products purchased and sold in prior periods and represented our share of a class action litigation settlement against a certain manufacturer.

     When we participate in the distribution of generic products that face little or no competition, we generally generate higher sales revenues and lower gross margins. When such products encounter additional competition, the resulting lower prices generally cause us to generate lower revenues, but higher gross margins, as we generally are able to purchase such products at more competitive prices.

Andrx Products

     Generic Products

     For the 2004 Period, revenues from our generic products increased by 56.7% to $264.8 million, compared to $169.0 million in the 2003 Period. The increase in revenues from generic products for the 2004 Period, compared to the 2003 Period, resulted primarily from the launches of additional products subsequent to the 2003 Period (primarily generic versions of Glucotrol XL, Paxil, Vicoprofen, and OTC Claritin RediTabs), as well as increased revenues from generic Tiazac (launched in April 2003) and OTC Claritin-D 24 (launched in June 2003). Our generic version of Cardizem CD continues to generate significant levels of revenue and gross profit and materially contributes to our overall current level of operating results.

     In the 2004 Period, our generic products generated $103.9 million of gross profit with a gross margin of 39.2%, compared to $86.9 million of gross profit with a gross margin of 51.4% in the 2003 Period. The increase in gross profit from our generic products for the 2004 Period, compared to the 2003 Period, resulted primarily from the launches of additional products, and the increased revenues from our generic versions of Tiazac and OTC Claritin-D 24, partially offset by reductions in price and/or unit volume from certain of our other generic products and increased charges to cost of goods sold relating to production related write-offs and under-utilization and inefficiencies at our manufacturing facilities. We also recorded a $14.5 million writedown of our North Carolina facility as a result of our June 2004 determination that we would discontinue renovation of our North Carolina facility. It is more likely than not that this facility will be sold. Accordingly, we reduced the carrying value of this facility to an amount equal to its estimated fair value based on independent appraisals, resulting in a $14.5 million impairment charge to cost of goods sold.

     The 2004 Period and the 2003 Period included charges directly to cost of goods sold of $17.3 million and $12.7 million, respectively, due to production related write-offs for our products and product candidates. For the 2004 Period, production related write-offs included approximately $4.1 million related to raw material for a product pending FDA approval. In the 2004 Period, in addition to the $14.5 million writedown of our North Carolina facility and the $17.3 million charge related to production related write-offs, we incurred costs of approximately $6.7 million related to under-utilization and inefficiencies at our Florida manufacturing facilities and our North Carolina facility. In the 2003 Period, we incurred $3.8 million of charges to cost of goods sold related to under-utilization issues and inefficiencies at our Florida manufacturing facilities and our North Carolina facility. We have experienced and, in the near term, expect to continue to experience, significant charges to cost of goods sold as a result of production related write-offs and under-utilization and inefficiencies at our manufacturing facilities related to the expansion of our manufacturing facilities in anticipation of new product launches and other factors, as well as the cost of maintaining the North Carolina facility.

     The decrease in gross margin from our generic products for the 2004 Period, compared to the 2003 Period, resulted primarily from the charges to cost of goods sold discussed above and the launches of additional generic products that carry lower gross margins than other existing products, including the generic versions of Glucotrol XL, supplied by Pfizer, and Paxil, supplied by Genpharm.

     Brand Products

     For the 2004 Period, revenues from our brand products increased by 78.2% to $54.5 million, from $30.6 million in the 2003 Period. The increase in revenues for the 2004 Period, compared to the 2003 Period, was primarily the result of increases in unit volume and the price of Altoprev, net revenues generated from Fortamet, launched in May 2004, and increases in revenues from the Entex product line, primarily due to the introduction of reformulated versions of two Entex products in November 2003. In June 2004, we began marketing our cholesterol-lowering product under the new name, Altoprev. We offered introductory incentives related to Altoprev that have resulted in increased levels of Altoprev in the distribution channel of approximately three months as of September 30, 2004, compared to normal historical levels of approximately two months.

     In the 2004 Period, we offered introductory incentives in connection with our launch of Fortamet. Consistent with our revenue recognition accounting policy, we recorded approximately $6.1 million in Fortamet net revenues in the 2004 Period and deferred revenues related to Fortamet amounted to $541,000 at September 30, 2004. In connection with the launch, the level of Fortamet in the distribution channel is approximately five months as of September 30, 2004, compared to normal levels of approximately two months.

     In the 2004 Period, our brand products generated $31.9 million of gross profit with a gross margin of 58.6%, compared to $22.7 million of gross profit with a gross margin of 74.4% for the 2003 Period. The increase in gross profit for the 2004 Period resulted primarily from increases in price and units of Altoprev, the launch of Fortamet in May 2004, and the relaunch of reformulated Entex products in November 2003, partially offset by, among other things, an impairment charge of $3.5 million related to the Entex product rights, and charges of approximately $3.5 million directly to cost of goods sold for production related write-offs. Cost of goods sold in the 2004 Period included royalties accrued related to revenues from Fortamet and the Entex product lines, as well as amortization of the product rights we acquired for those products, calculated on a straight-line basis. Cost of goods sold in the 2003 Period included royalties accrued related to revenues from the Entex product line, as well as amortization of our Entex product rights, calculated on a straight-line basis.

     In June 2004, as a result of the FDA approval of an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product, we recorded a charge of $3.5 million to cost of goods sold related to the impairment of our Entex product rights. This charge represented the difference between the carrying amount and the fair value of the Entex product rights based on the present value of estimated future cash flows. Once the FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA action. It is unclear whether FDA will permit a grace period for the continued sale of Entex PSE or, if granted, how long such grace period will be. In addition, though we have historically amortized our Entex product rights over a 10-year period on a straight-line basis, the continued viability of the Entex line of products, including Entex LA, is now uncertain. As a result, beginning in July 2004, we are amortizing the remaining carrying amount of our Entex product rights over 18 months and the amortization expense related to our Entex product rights has increased by $3.1 million to $4.5 million on an annual basis. We will continue to periodically assess the unamortized portion of our Entex product rights and inventories ($5.7 million and $123,000, respectively, as of September 30, 2004), and the useful life of our Entex product rights whenever events or changes in circumstances indicate that the carrying amount of our Entex product rights may not be recoverable.

     The decrease in gross margin from our brand products for the 2004 Period, compared to the 2003 Period, resulted primarily from the charges to cost of goods sold discussed above, the increase in the Entex product rights amortization, and the launch of Fortamet which carries a lower gross margin due to the annual guaranteed minimum royalty of $3.0 million in year one and the amortization of product rights, on a straight-line basis, over the three-year Fortamet marketing exclusivity period granted by the FDA.

Licensing and Royalties Revenue

     In the 2004 Period, we recorded $40.7 million in licensing and royalties revenue, compared to $73.7 million in the 2003 Period as more fully described below.

     Generic Wellbutrin SR/Zyban

     In July 2003, we entered into an Exclusivity Agreement with Impax and Teva pertaining to the respective ANDAs for generic versions of Wellbutrin SR and Zyban. In March 2004 and May 2004, we relinquished our rights to the 180-day period of market exclusivity for generic Wellbutrin SR 150mg and generic Zyban, respectively, allowing Impax and other companies to gain FDA approval to market their products. Teva launched Impax’s generic Wellbutrin SR product in the first quarter of 2004 and Impax’s generic Zyban product in the second quarter of 2004, and we are entitled to a share of the profits, as defined, derived from Teva’s sale of such products for a 180-day period. Our share of profits from sales of generic Wellbutrin SR 150mg ended in September 2004 and our share of profits from sales of generic Zyban will expire in November 2004. Such sales, which included initial pipeline fills, generated licensing revenues to us of $35.4 million in the 2004 Period, and are subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments and other sales allowances and related expenses.

     Generic Prilosec

     Licensing revenues from KUDCo are recognized in accordance with the terms of the October 2002 Commercialization Agreement. We are entitled to a share of the net profits, as defined, which are subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments, other sales allowances and other expenses and allocations. Licensing and royalties revenue for the 2004 Period and the 2003 Period included $2.7 million and $71.2 million, respectively, from the agreement with KUDCo for relinquishing exclusivity rights to the 10mg and 20mg strengths of generic Prilosec. The licensing revenue from KUDCo reflected in the 2004 Period included the effect of KUDCo’s allocation to us of a $1.8 million reversal of sales returns and allowances reserves previously recorded by KUDCo. This reserve reversal was offset by an allocation to us of $6.3 million made by KUDCo related to its June 2004 $50 million settlement of patent infringement litigation with Mylan Laboratories, Inc. (Mylan) and Esteve Quimica S.A. (Esteve), which we dispute (see Note 11). In addition, the licensing rate due from KUDCo decreased from 15% to 9% in June 2003, and further decreased in February 2004 to 6.25% (which we will be entitled to for a 24-month period). Licensing revenues were further reduced as a result of competition.

Other Revenues

     In the 2003 Period, we generated $6.9 million of other revenues, primarily from the sales of certain raw materials at our former Massachusetts aerosol manufacturing operations and from our POL web portal, both of which were divested in the 2003 fourth quarter. In the 2003 Period, cost of goods sold related to other revenues included $8.2 million relating to the writedown of certain assets at our former Massachusetts aerosol facility, primarily inventories ($3.0 million) and property, plant and equipment ($5.2 million). For the 2003 Period, cost of goods sold related to other revenues also included $4.3 million of charges related to under-utilization and inefficiencies at our former Massachusetts aerosol facilities.

SG&A

     SG&A expenses were $158.3 million, or 18.5% of total revenues for the 2004 Period, compared to $168.7 million, or 22.1% of total revenues for the 2003 Period. For both periods, SG&A expenses included expenses related to the administration, marketing, sale, distribution and warehousing of distributed products and our brand and generic products, royalties to our former Co-Chairman and Chief Scientific Officer related to sales of our generic version of Cardizem CD, corporate overhead and legal costs (primarily patent infringement and antitrust matters related to our ANDA filings). The decrease in SG&A expenses in the 2004 Period, compared to the 2003 Period, was due primarily to decreases in brand sales force expenses, legal costs, and bad debt expenses, partially offset by increases in corporate overhead and increases in brand products other SG&A expenses, including marketing expenses, primarily related to Fortamet, which we launched in May 2004, and the anticipated launch of Pfizer’s Cardura XL.

     During the 2004 Period, we employed an average of approximately 260 brand sales representatives with an average annualized direct cost, including training costs, of approximately $145,000, compared to an average of approximately 400 brand sales representatives with an average annualized direct cost of approximately $125,000 in the 2003 Period. In December 2003, we reorganized our brand sales force structure and reduced the number of brand sales representatives by approximately 100.

     In our distribution operations, we employed approximately 220 sales representatives and sales support staff in both the 2004 Period and the 2003 Period.

R&D

     R&D expenses were $32.5 million for the 2004 Period, compared to $38.6 million for the 2003 Period. R&D expenses in the 2004 Period primarily reflected our continued focus on research, development and commercialization efforts in our generic (ANDA) product development program. The decrease in R&D spending was attributable to the reduced brand R&D, partially offset by an increase in generic R&D spending. We submitted seven ANDAs in the 2004 Period and, as of September 30, 2004, had approximately 30 ANDAs pending at the FDA.

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

Litigation Settlements and Other Charges

     Litigation settlements and other charges were $7.8 million for the 2004 Period, compared to $7.5 million for the 2003 Period. The 2004 Period expense primarily includes settlement costs related to the Kos Pharmaceuticals trademark litigation and the Alpharma USPD Inc. breach of contract litigation. The 2003 Period expense related to various legal claims, including the negotiated settlement of an obligation to one of our law firms with respect to our generic version of Tiazac.

Equity in Earnings of Joint Ventures

     We recorded $3.6 million of equity in earnings of our unconsolidated joint ventures (ANCIRC and CARAN) in the 2004 Period, compared to $3.5 million in the 2003 Period. The 2004 Period increase is primarily due to CARAN’s sale of generic Mevacor®, which was launched in the second quarter of 2003, partially offset by a decrease in ANCIRC’s sales of generic Oruvail.

Interest Income

     We recorded interest income of $2.7 million in the 2004 Period, compared to $1.6 million in the 2003 Period. The increase in interest income is primarily the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2004 Period, compared to the 2003 Period. We invest in taxable, tax-advantaged and tax-free investment grade securities.

Interest Expense

     We incurred interest expense of $1.9 million in the 2004 Period, compared to $2.0 million in the 2003 Period. Interest expense in the 2004 Period and the 2003 Period were primarily related to the unused line fee and amortization of issuance costs related to our secured line of credit entered into in December 2002, and, to a lesser extent, financing charges on capital lease obligations and certain insurance premiums.

Income Taxes

     For the 2004 Period and the 2003 Period, we provided $27.5 million and $20.3 million, respectively, for income taxes or 38% of income before income taxes. This provision exceeded the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes.

Weighted Average Shares Outstanding

     The basic and diluted weighted average shares of common stock outstanding were 72.7 million and 73.6 million, respectively, in the 2004 Period, and 71.8 million and 72.5 million, respectively, in the 2003 Period. The basic weighted average share computations for the 2004 Period and 2003 Period include the weighted average number of shares of common stock outstanding during the periods and the vested portion of restricted stock units. Diluted per share calculations include weighted average shares of common stock outstanding, including the vested portion of restricted stock units, plus dilutive common stock equivalents (stock options and the unvested portion of restricted stock units, computed using the treasury stock method). The increase in the basic weighted average number of shares of common stock outstanding in the 2004 Period, compared to the 2003 Period, was attributable to issuances of common stock pursuant to stock option exercises, vesting of restricted stock units, and our employee stock purchase plan.

Liquidity and Capital Resources

     As of September 30, 2004, we had $238.9 million in cash, cash equivalents and investments available-for-sale, and $374.3 million of working capital.

     Operating Activities

     Net cash provided by operating activities was $102.5 million in the 2004 Period and $135.5 million in the 2003 Period.

     In the 2004 Period, net cash provided by operating activities of $102.5 million included net income of $44.9 million, increases in accounts payable and accrued expenses and other liabilities of $7.2 million, decreases in prepaid and other assets of $8.9 million and decreases in accounts receivable of $5.9 million, partially offset by increases in inventories of $34.9 million. In addition, the 2004 Period also included depreciation and amortization of $25.3 million, impairment charges related to our North Carolina facility and Entex products of $14.5 million and $3.5 million, respectively, deferred income tax provision of $27.5 million and income tax benefits on exercises of stock options and restricted stock units of $1.9 million, partially offset by equity in earnings of joint ventures of $3.6 million. The increase in inventories was primarily due to purchases of generic Glucotrol XL from Pfizer and increases in distributed product purchases.

     In the 2003 Period, net cash provided by operating activities of $135.5 million included net income of $32.6 million, income tax refunds of $51.7 million, decrease in accounts receivable of $9.0 million, increase in accounts payable and accrued expenses and other liabilities of $46.3 million, offset by increases in inventories of $33.0 million and prepaid and other assets of $3.0 million. In addition, the 2003 Period also included depreciation and amortization of $20.1 million, a provision for doubtful accounts receivable of $5.7 million, and an asset write-down at our Massachusetts aerosol manufacturing facility of $8.2 million, partially offset by equity in earnings of joint ventures of $3.5 million.

     Investing Activities

     Net cash used in investing activities was $104.6 million in the 2004 Period and $45.2 million in the 2003 Period.

     In the 2004 Period, net cash used in investing activities of $104.6 million consisted of $73.2 million in purchases of property, plant and equipment, $30.7 million in net purchases of investments available-for-sale and $5.0 million for the acquisition of the Fortamet product rights, offset by $4.3 million in proceeds from distributions of joint ventures. Our purchases of property, plant and equipment primarily relate to capital investments in our manufacturing and R&D facilities in Florida and the renovation of our North Carolina manufacturing facility (prior to the decision to discontinue renovations). We anticipate significant additional capital expenditures in 2004 for facilities, machinery and equipment primarily related to our Florida manufacturing facilities.

     In the 2003 Period, net cash used in investing activities of $45.2 million consisted predominantly of $20.3 million in net purchases of investments available-for-sale and $29.3 million in purchases of property, plant and equipment, offset by $4.1 million in proceeds from distribution of joint ventures.

     Financing Activities

     Net cash provided by financing activities was $5.5 million in the 2004 Period and $2.5 million in the 2003 Period. For the 2004 and 2003 Periods, net cash provided by financing activities primarily consisted of proceeds from issuances of shares of common stock from exercises of stock options.

     On December 30, 2002, we entered into a four-year, secured revolving line of credit facility for up to an aggregate amount of $185.0 million, none of which was outstanding at September 30, 2004. Borrowings available under the credit facility are limited to defined values of eligible accounts receivable, inventories, property, plant and equipment and reserves established by the lenders. Interest accrues on the average outstanding principal balance under the credit facility and a fee accrues on the unused portion of the credit facility. Andrx and its subsidiaries granted the lenders a first priority security interest in substantially all of their respective assets, including accounts receivable, inventories, deposit accounts, property, plant and equipment and general intangibles, and real estate owned at the date of the credit facility. The credit facility contains certain financial covenants and we are currently in compliance with all the required covenants. However, the borrowing base limits our borrowing availability to approximately $175 million as of September 30, 2004. We are considering amending or replacing the credit facility.

     We believe we can fund our 2004 operating cash requirements and planned capital expenditures from operations. Our most significant 2004 cash requirement is for facilities, machinery and equipment related to the expansion of our Florida manufacturing facilities, and the initial renovation of our North Carolina manufacturing facility. We have discontinued renovations of our North Carolina facility and have determined that it is more likely than not that we will sell this facility. Capital expenditures for the nine months ended September 30, 2004, were $73.2 million and are estimated to reach approximately $106 million in 2004 and are currently estimated to be $70 million in 2005. Under our agreement with Pfizer, we are required to pay an additional $25 million milestone in the event that the Cardura XL NDA is approved with certain minimum labeling requirements, and to purchase a minimum of $153 million of product from Pfizer during the 36-month period following that approval, including $21 million in that initial 12-month period, $55 million in the following 12-month period, and $77 million in the final 12-month period. Absent a significant acquisition of a product or business or other presently unforeseen circumstances, we anticipate that our existing capital resources and cash flows from operations will be sufficient to enable us to maintain our operations and meet our capital expenditure requirements and other commitments through at least the next twelve months without drawing on our credit facility.

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

     Distributed Products

     Our pharmaceutical distribution operations revenues have generally experienced a history of consistent, quarterly sequential growth, and we believe our revenues will continue to grow at a rate generally consistent with the growth of the overall generic industry. Revenues from these operations are affected, in large part, by our participation in the launch of new generic products by other generic manufacturers, and the commencement and extent of competition for these products and the other products we distribute. Sales prices for generic products typically decline with the onset of additional generic competition, particularly after such products are sold during an initial marketing exclusivity period.

     Our distributed product revenues have experienced two consecutive quarters of declining revenues, primarily due to the lack of new generic product introductions and competition, which may continue. However, with the anticipated growth of the overall generic industry, we believe our distribution operations will resume its historical growth. According to published data, generic versions of numerous brand products having substantial annual sales are expected to be launched in the next few years. Consequently, growth in revenues will continue to be primarily a function of new generic products launched by other generic manufacturers, offset by the overall level of net price declines on existing distributed products.

     Our pharmaceutical distribution operations compete with a number of large wholesalers that market, among other things, both brand and generic pharmaceutical products to their customers and may therefore offer broader marketing programs. We also compete with other pharmaceutical distributors. Though the distribution of pharmaceutical products is historically a relatively low gross margin industry, competition could result in further pressure on revenues and gross margins.

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

     Andrx Generic Products

     The generic pharmaceutical industry is highly competitive and selling prices are often subject to significant and rapid declines as a result of competition among existing products or new products entering the market. In our generic sales efforts, we compete with domestic and international companies, including brand pharmaceutical companies that sell their brand product as an authorized generic through partners and/or their own generic affiliates. Many of these competitors offer a wider variety of generic products to their customers. As the brand products’ patents and other bases for market exclusivity expire, generic competitors enter the marketplace and compete for market share, which generally results in a unit price decline as the number of generic competitors increases. The timing of these price decreases is difficult to predict and can result in significantly curtailed profitability for a generic product. Revenues and gross profits from our generic products may also be affected by competition involving the corresponding brand product, including the introduction and promotion of alternative brand or OTC versions of such products. We believe that our controlled-release products may face a limited number of competitors having the scientific and legal expertise and financial resources necessary to develop these products and bring them to market as compared to immediate-release products. We also believe that, for various reasons, our niche products may also face fewer competitors than most generic products. We believe that this reduced level of competition, combined with the synergistic value derived from our pharmaceutical distribution operations, better position Andrx to compete in the highly competitive generic product marketplace.

     Currently, our overall level of profitability remains dependent, to a great extent, on a relatively small number of products. If these products, particularly our generic versions of Cardizem CD and, to a lesser extent, Tiazac, Glucotrol XL (supplied by Pfizer) and our Claritin products were to experience increased competition, the resulting price reductions and/or reduced market share would significantly adversely affect these products’ contribution to our results of operations. Excluding the $14.5 million impairment charge related to our North Carolina facility in the 2004 second quarter, our generic products business experienced declines in revenues, gross profits and gross margin in the 2004 Quarter on a sequential basis. Absent introductions of significant new products, additional sequential quarterly declines in operating results are likely. Revenues and gross profits will also vary depending upon the timing and market environment related to the launch of our new products. We believe that competition for our generic versions of Cardizem CD and Tiazac could occur in the fourth quarter of 2004 and in early 2005, respectively. In addition, in the 2004 Quarter, other “store-brand” OTC generic versions of Claritin-D 24 and RediTabs products were introduced, which resulted in a reduced profit share from Perrigo, and a Pfizer affiliate began selling a generic version of Glucotrol XL, which resulted in price decreases. In the 2004 fourth quarter, additional “store-brand” OTC generic versions of Claritin-D 24 and RediTabs products were introduced, which will result in further reductions of profit share from Perrigo.

     Our OTC generic version of Claritin-D 12 was approved in January 2004 and we hope to place Perrigo in a position to launch this product in 2005. We are also working towards FDA approval of our ANDAs for generic versions of the 2.5mg, 5mg and 10mg strengths of Glucotrol XL (extended-release glipizide), which will enable us to generate substantially greater gross margins from this product than we earn from our sale of product supplied by Pfizer. There is no certainty about whether or when these Andrx products will be launched.

     Future growth of our generic products business will be generated from the launch of new products, particularly our generic versions of Concerta, which has not been approved by the FDA and remains the subject of Citizen Petitions filed with the FDA, and Biaxin XL which, though approved by the FDA, we do not plan to launch earlier than May 2005 due to patent considerations. We continue to invest in R&D and currently have approximately 30 ANDAs pending at the FDA. However, the launch of our generic product candidates is dependent upon a number of factors, both within and outside our control. Factors outside our control include new Orange Book patent listings, related patent infringement litigation and the expiration of others’ exclusivity rights, each of which affects the timing of our receipt of FDA marketing approval, FDA’s resolution of Citizen Petitions, and the timing and outcome of our patent litigation. The revenues and gross profits to be generated by these new products will also be affected by the amount of generic competition they encounter, once launched, particularly after the expiration of any 180-day exclusivity period that we might have, either alone or on a shared basis, and whether there is an authorized generic.

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

     Andrx Brand Products

     We are continuing to evaluate our brand operations and are reviewing alternative strategies for this business segment that may optimize the value of those operations to our Company. From time to time, we may also evaluate or seek to enter collaborative arrangements with other pharmaceutical companies that can increase revenues, reduce the costs associated with our brand operations or otherwise use our controlled-release technologies or our sales force to gain mutual benefits.

     Demand for brand products is generated through a sales force and marketing materials dedicated to explaining to physicians the pharmaceutical characteristics of the product. The cost of maintaining a sales force and marketing a brand pharmaceutical product is substantial. We often compete against brand pharmaceutical manufacturers who have significantly larger and more experienced sales forces than our own, and who are willing to dedicate significantly greater financial resources to the advertisement and promotion of their products, than we are. As a result, until we are able to achieve certain levels of prescriptions for our products, brand revenues, and consequently gross profits, will not be sufficient for our brand operations to achieve profitability. We anticipate that our brand operations will continue to experience significant operating losses in the 2004 fourth quarter.

     We began marketing our cholesterol-lowering product under the new name, Altoprev, in June 2004. The name change results from FDA’s desire to avoid confusion in the marketplace and the litigation initiated by Kos, which we settled for a $6.0 million payment recorded in litigation settlements and other charges in June 2004. We offered introductory incentives related to Altoprev that increased the level of Altoprev in the distribution channel as of September 30, 2004 to approximately three months, compared to normal historical levels of approximately two months, which may result in lower Altoprev revenues in subsequent periods. Though our three-year marketing exclusivity period for Altoprev will expire in June 2005, we are not aware of any ANDA filing with respect to this product, which has certain patents listed in the Orange Book.

     In May 2004, we began marketing Fortamet (extended-release metformin), 500mg and 1000mg strengths, our second internally developed brand product, which was approved by FDA in April 2004, with a three-year marketing exclusivity period, for which certain patents have been listed in the Orange Book. The initial Fortamet prescription trend has not met management’s expectations which, when combined with introductory purchase incentives, has resulted in approximately five months of Fortamet being in the distribution channel as of September 30, 2004, compared to a normal level of approximately two months. However, following management changes for our brand operations at the end of the 2004 Quarter, certain corrective actions are in the process of being identified and evaluated to improve Fortamet prescriptions and pull-through. Unless Fortamet prescription levels increase and are sufficient to reduce the level of product in the distribution channel to an amount approaching a normalized level, our 2004 fourth quarter revenues from Fortamet may be less than our 2004 third quarter revenues. We are required to pay royalties to Sandoz on sales of Fortamet for a five-year period, with certain guaranteed annual minimums and maximums.

     Pursuant to our November 2003 agreement with Pfizer Inc., we are required to pay an additional $25 million milestone upon the approval of Cardura XL, to provide a minimum of five hundred thousand annual physician details and certain levels of promotional spending, and to purchase a minimum of $153 million of product from Pfizer during the 36-month period following that approval, including $21 million in that initial 12-month period, $55 million in the following 12-month period, and $77 million in the final 12-month period. In June 2004, Pfizer received an approvable letter from the FDA for Cardura XL, with a request for additional information from Pfizer, which Pfizer has provided. The regulatory action date for the FDA to respond to the information provided by Pfizer is in February 2005. If the Cardura XL NDA is not approved by the FDA by December 31, 2004, both parties have the right to cancel the agreement. If that approval does not contain certain minimum labeling requirements, we have the unilateral right to cancel the agreement. We have paid Pfizer $10 million to date, and this amount is refundable if the agreement is terminated for the reasons set forth above.

     We currently maintain a brand sales force of approximately 290 sales representatives. In order for us to fulfill our obligations to Pfizer with respect to the sale and marketing of Cardura XL, we will likely need to increase the size of our sales force, obtain a co-promotion partner, and/or engage the services of a contract sales organization (CSO). Pfizer’s consent is required for the use of a co-promotion partner or CSO. Nevertheless, at the present time we do not intend to increase the size of our sales force prior to the FDA’s approval of Cardura XL. We are continuing to review the approval status of Cardura XL, and based on that review, the needs and performance of our brand operations and products, as well as other factors, we will adjust our promotional spending, the number of sales representatives we maintain, and otherwise work towards the success of our brand product line.

     Though our Entex line of products continues to generate significant revenues, $11.0 million in the 2004 Period and $11.8 million for the year ended December 31, 2003, generic versions of Entex LA and Entex PSE were introduced in the third quarter of 2004, which will result in lower revenues and gross profit from these Entex products. Moreover, in June 2004, as a result of the FDA approval of an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product, we recorded a charge of $3.5 million to cost of goods sold related to the impairment of our Entex product rights. Once the FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA action. It is unclear whether FDA will permit a grace period for the continued sale of Entex PSE or, if granted, how long such grace period will be, and whether our Entex line of products, including Entex LA, remains viable. As a result, beginning in July 2004, we changed our amortization of our Entex product rights (historically over a 10-year period on a straight-line basis) and began amortizing the remaining carrying amount of our Entex product rights over 18 months. This change increased the amortization expense related to our Entex product rights by $3.1 million to $4.5 million on an annual basis. We will continue to periodically assess the unamortized portion of our Entex product rights and inventories ($5.7 million and $123,000, respectively, as of September 30, 2004), and the useful life of our Entex product rights whenever events or changes in circumstances indicate that the carrying amount of our Entex product rights may not be recoverable. Future FDA actions may significantly impact Entex revenues and the carrying value of our Entex product rights.

     As a result of the uncertainties involving Pfizer’s Cardura XL, the lack of new products in our brand pipeline, and other factors, our brand operations have experienced a relatively high rate of employee turnover. Significant retention programs may be necessary in order to maintain brand operations and minimize employee turnover.

     In May 2004, the FDA issued a tentative NDA approval for our valproate sodium product. Final approval is pending expiration of a 30-month stay (approximately October 2005), the FDA’s response to the Citizen Petition filed by Abbott Laboratories and/or favorable resolution of the patent infringement litigation filed by Abbott Laboratories.

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

     Net sales of any of our products will be adversely affected by generic introductions, as well as seasonality (for cough and cold brand products). Net sales from particular products may also be affected by the dedication of the sales force’s efforts to other products in our brand product portfolio. In addition, some of our brand products are not protected by patents.

     The ultimate profitability of our brand business will depend on the performance of Altoprev, improvement in Fortamet prescription trends, the successful launch of Pfizer’s Cardura XL and/or other strategic initiatives. Brand business goodwill, which was $26.3 million as of September 30, 2004, will continue to be assessed for impairment.

     Licensing and Royalties Revenue

     The licensing and royalties revenue we presently derive from our July 2003 Exclusivity Agreement with Impax and Teva ended in September 2004 with respect to Impax’s generic version of Wellbutrin SR 150mg and will end in November 2004 with respect to Impax’s generic version of Zyban. The amount of such revenue we receive depends upon Teva’s sales of such products, which is subject to competition and numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments, and other sales allowances and related expenses.

     The licensing and royalties revenue we presently derive at a rate of 6.25% from our October 2002 Commercialization Agreement with KUDCo will end in February 2006. The amount of such revenue we receive depends upon KUDCo’s sales of such products, which is subject to competition and numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments, and other sales allowances and related expenses.

     We believe we maintain a 180-day period of market exclusivity with respect to our ANDA for a generic version of the 40mg strength of Prilosec.

     Cost of Goods Sold

     Our future financial performance remains dependent on our ability to manufacture sufficient product to meet the market demand for our current and anticipated products on a timely basis.

     We recently made various changes to improve accountability, foster teamwork and improve coordination among our R&D, manufacturing and quality groups so that they can better ensure the timely and uninterrupted supply of our current products and product candidates, maximize communication and reduce inefficiencies. These changes included assigning and hiring new personnel to manage our manufacturing and quality groups, respectively, revising our process development and technical transfer processes, and establishing a project management office to manage our product line from inception to launch. We have also implemented changes in our training program that will better ensure that all manufacturing and quality employees are not only trained to fulfill their day-to-day responsibilities, but are also cross-trained to help prevent business or supply disruptions.

     To meet the market demand for our current and anticipated products, and produce quality products in compliance with our regulatory submissions and FDA’s cGMP, we also continue to focus on improving the efficiency and quality of our manufacturing operations. These efforts include, among others: (i) optimizing our processes, thereby reducing product rejections; (ii) implementing quality initiatives to ensure compliance with cGMP, including the corrective actions we have undertaken in connection with our responses to the Form 483 notices we received from the FDA in March 2004 and July 2004; (iii) increasing personnel training, accountability, development and expertise; (iv) implementing a more fully integrated use of our operating systems in anticipation of our migration to a JD Edwards Enterprise Resource Planning (ERP) system; (v) evaluating the commercial viability of producing certain products that we anticipate will generate a relatively small amount of profit compared to the utilization of resources in order to allow us to optimize our output and maximize our profitability; (vi) transferring production (or portions thereof) for certain products to equipment capable of handling larger batch sizes or to third parties; and (vii) renovating our facilities to increase or optimize production.

     We are subject to regular inspections by the FDA. Any non-compliance with cGMP or the corrective action plan we proposed to the FDA in response to the Form 483 notices issued by the FDA on July 16, 2004 and March 3, 2004, could have a material adverse effect on our financial condition and results of operations. (See “Risks Relating to the Pharmaceuticals Industry Generally and to Andrx Specifically” in our Annual Report on Form 10-K for the year ended December 31, 2003).

     Because we manufacture products that employ a variety of technology platforms, certain of our manufacturing capabilities may at times be over-utilized, while others may be under-utilized. Until all of our efforts come to fruition, we will continue to incur costs related to under-utilization and inefficiencies at our manufacturing facilities. We will also incur additional charges directly to cost of goods sold in the manufacture of our products and product commercialization activities. As a result of all of these and other factors, we may at times have difficulty fulfilling all of the market demand for our products and having pre-launch quantities of our product candidates available when we obtain FDA approval to market our products.

     We may also experience an increase in under-utilization of our manufacturing facilities in the 2004 fourth quarter due to a planned production shutdown, during which we will perform physical inventories and maintenance.

     SG&A Expenses

     Our SG&A expenses vary primarily with the level of sales and the sales product mix, which includes distributed products, our generic products and our brand products, and with changes to general and administrative activities. SG&A expenses related to our distribution business are primarily variable in nature, and change with our distribution revenues. SG&A expenses related to our generics business are relatively flat and do not vary significantly with the level of generic revenues. SG&A expenses related to our brand business increase or decrease as a result of our sales and marketing efforts. We anticipate that our SG&A expenses will continue to increase in 2004, primarily as a result of increases in promotional expenses related to Fortamet, as well as corporate overhead. We anticipate a significant increase in selling expenses in conjunction with the promotion and sale of Pfizer’s Cardura XL, which requires an annual minimum of five hundred thousand physician details and certain levels of promotional spending. Brand product promotional expenses, which are expensed as incurred, will continue to be evaluated.

     R&D Expenses

     We anticipate that R&D expenses for 2004 will total approximately $45 million, and will focus primarily on generic R&D. R&D expenses will be evaluated through the balance of 2004 following consideration of, among other things, our level of profitability and development opportunities.

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

     Recent Accounting Pronouncements

     See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

     Earnings Guidance

     Our policy is not to provide specific earnings projections or guidance, and not to comment on analysts’ research reports, including earnings estimates or consensus. Through public disclosures, such as our press releases and periodic SEC reports, including our Annual Report on Form 10-K and Forms 10-Q, we attempt to provide sufficient disclosure of both our current status and future prospects, using the Safe Harbor provision for forward-looking statements described in the Private Securities Litigation Reform Act of 1995, to allow the investment community to evaluate us and our prospects for performance properly. There can be no assurance that research analysts, in using publicly available information, will generate research reports or earnings estimates consistent with our actual internal plan or that such estimates will not vary significantly from analyst to analyst. Accordingly, even if we achieve our own plans, our actual performance may be substantially different than what is reflected in any individual research analyst’s reports or earnings estimates or the consensus of such estimates.

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

ITEM 6. EXHIBITS

10.85	Form of Stock Option Agreement*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2004	By:	/s/ Thomas P. Rice

Thomas P. Rice
Chief Executive Officer

Date: November 3, 2004	By:	/s/ John M. Hanson

John M. Hanson
Senior Vice President and Chief Financial Officer