Form 10-K
period 2004-12-31
ANDRX CORP /DE/
filed 2005-03-09
CIK 1123337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-31475
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
Andrx Corporation — Andrx Group common stock, $0.001 par value
(Title of Class)
Rights to Purchase Series A Junior Participating Preferred Stock
(Title of Class)
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      As of June 30, 2004, the aggregate market value of Andrx common stock held by non-affiliates (based on the closing price on June 30, 2004 as reported on the Nasdaq National Market) was approximately $2.0 billion.
      There were 73,033,500 shares of Andrx common stock outstanding as of March 1, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2005 annual meeting of stockholders.

      As used in this Form 10-K, “Andrx Corporation,” “Andrx,” “we,” “us,” “our” or the “Company” refer to Andrx Corporation and all of its subsidiaries taken as a whole. “Management” and “board of directors” refer to our management and board of directors.
      This Form 10-K contains trademarks held by third parties and us. Our trademarks, including licensed trademarks, contained within this report include: Altoprev®, AndaConnect®, AndaMedstm, AndaNet®, Anexsiatm, Cartia XT®, Diltia XT®, Embrex®, Entex®, Entex® LA, Fortamet®, Metformin XTtm, Monopril HCT®, Taztia XT®, VIPConnecttm and VIPpharmtm. Trademarks used in this report belonging to others include: Accupril®, Actos®, Cardizem® CD, Cardura® XL, Claritin-D® 24, Claritin-D® 12, Claritin RediTabs®, Depakote®, Dilacor XR®, Glucophage®, Glucophage XR®, Glucotrol XL®, K-Dur®, Lotensin®, Lotensin HCT®, Mevacor®, Monopril®, Naprelan®, Ortho Cyclen®, Ortho Novum® 1-35, Ortho Novum® 7/7/7, Ortho Tri-Cyclen®, Oruvail®, Paxil®, Pepcid®, Pletal®, Procardia® XL, Prozac®, Prilosec®, Remeron®, Tiazac®, Toprol-XL®, Trental®, Tylenol®, Ventolin®, Vicodin® HP, Vicoprofen®, Wellbutrin SR® and Zyban®.
      Our Internet website address is www.andrx.com. Our Annual Report on Form  10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge on our website, as soon as reasonably practicable after such material is electronically filed with the U.S. Securities and Exchange Commission (SEC). Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K or any other SEC filings.
FORWARD-LOOKING STATEMENTS
      Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by or on behalf of Andrx that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “to,” “plan,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, our dependence on a relatively small number of products; licensing revenues; the timing and outcome of patent, antitrust and other litigation and future product launches; whether we will be awarded any marketing exclusivity period and, if so, the precise dates thereof; government regulation generally; competition; manufacturing capacities, safety issues, output and quality processes; our ability to develop and successfully commercialize new products; the loss of revenues from existing products; development and marketing expenses that may not result in commercially successful products; our inability to obtain, or the high cost of obtaining, licenses for third party technologies; the operating losses that will be incurred by our brand business while we are attempting to dispose of such business; the consolidation or loss of customers; our relationship with our suppliers; the success of our joint ventures; difficulties in integrating, and potentially significant charges associated with, acquisitions of technologies, products and businesses; our inability to obtain sufficient supplies and/or active pharmaceuticals from key suppliers; the impact of sales returns and allowances; product liability claims; rising costs and limited availability of product liability and other insurance; the loss of key personnel; failure to comply with environmental laws; and the absence of certainty regarding the receipt of required regulatory approvals or the timing or terms of such approvals. Actual results may differ materially from those projected in a forward-looking statement. We are also subject to other risks detailed herein, including those under the heading Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or detailed from time to time in this Annual Report or in our other SEC filings. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report and in our other SEC filings.
      Readers are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

i

PART I

Item 1.	Business
Overview
      We are a pharmaceutical company that:

•	develops, manufactures and commercializes generic versions of controlled-release, niche and immediate-release pharmaceutical products, including oral contraceptives; and

•	distributes pharmaceuticals, primarily generics, which have been commercialized by others, as well as our own, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices.
      Our controlled-release pharmaceutical products use our proprietary controlled-release drug delivery technologies. Controlled-release pharmaceutical products generally provide more consistent drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects, by releasing drug dosages at specific times and in specific locations in the gastrointestinal tract of the body. They also provide “patient friendly” dosage forms that reduce the number of times a drug must be taken, thus improving patient compliance.
      We also commercialize brand pharmaceuticals that, in some instances, use our proprietary controlled-release drug delivery technologies. On March 2, 2005, we entered into agreements with First Horizon Pharmaceutical Corporation for the sale and licensing of certain rights and assets related to our two main brand products, Altoprev and Fortamet. The closing of the transaction, which is subject to certain customary conditions including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, is expected to occur by May 2005.
Business Strategy
      We are focusing our efforts on our core competencies of formulation development of generic versions of controlled-release and other pharmaceutical products as well as the sales, marketing and distribution of both our own and others’ generic pharmaceuticals. We intend to grow through both internal and external efforts, such as strategic alliances, collaborative agreements and acquisitions. We continue to seek agreements with third parties that will leverage our formulation capabilities and our controlled-release technologies, including but not limited to agreements to develop combination and other products.

Research and Development
      Our research and development efforts are focused on developing generic products using our proprietary controlled-release drug delivery technologies, as well as niche and immediate-release products, including oral contraceptives. We also continue to develop a brand product combining Takeda Chemical Industries, Ltd.’s Actos (pioglitizone) and our extended-release metformin product. Total research and development expenses were approximately $40.5 million, $52.2 million and $51.5 million, in 2004, 2003 and 2002, respectively. We anticipate that research and development expenses will total approximately $49 million during 2005. Our level of research and development spending will be periodically evaluated during 2005 to take into consideration, among other things, our level of profitability and cash flows. The expenses associated with generic research and development are primarily costs relating to personnel, overhead, laboratories for conducting bioequivalence studies and raw materials used in developing our products.
      We incurred significant levels of research and development expenses for brand products through 2003, but curtailed our brand product research and development in the latter part of 2003. The expenses associated with those brand research and development were primarily for costs related to personnel, overhead, professional services, filing fees and laboratory services, clinical investigators and clinical research organizations responsible for conducting the clinical trials required to support a product application with the Food and Drug Administration (FDA) and preparing New Drug Applications (NDAs).

Strategic Alliances, Collaborative Agreements and Dispositions
      We intend to consider and, as appropriate, enter into strategic alliances and collaborative agreements with other companies to, among other things, license or acquire rights to generic products or product candidates, and possibly to acquire complementary businesses. We also intend to divest ourselves of products or businesses that are no longer a strategic fit to our business strategy.
Generic Pharmaceuticals
      Generic pharmaceutical products contain the same active pharmaceutical ingredient as the brand product they are allowed to be substituted for, and otherwise mimic the physiological characteristics of that brand product. We have historically focused on developing generic versions of controlled-release, patent-protected brand pharmaceuticals, using our controlled-release technologies and formulation techniques to develop products that do not infringe the patents protecting the brand product. Over the past several years, we have broadened our generic business strategy to include the research and development of immediate-release and niche pharmaceuticals, including oral contraceptives, and to enter into collaborative agreements with other companies to, among other things, license or acquire rights to their generic products or product candidates.
      In connection with our generic products, we generally conduct studies to establish that our product is bioequivalent to the brand product, and obtain legal advice that our product does not infringe the patents of the NDA owner or the innovator, or that such patents are invalid or unenforceable and/or have expired. FDA approval is required before a generic version of a previously approved brand pharmaceutical product or certain new dosage forms of an existing product can be marketed. Approval for such products generally is sought using an Abbreviated New Drug Application (ANDA). In most cases, bioavailability and bioequivalence studies are required in support of an ANDA. Bioavailability indicates the rate of absorption and levels of concentration of a drug in the blood stream. Bioequivalence compares the bioavailability of one drug product with another and, when established, indicates that the rate of absorption and levels of concentration in the body are substantially equivalent to the previously approved reference listed drug. An ANDA may be submitted for a drug product on the basis that it is the equivalent of a previously approved pharmaceutical product or, in the case of a new dosage form, that it is suitable for use for the indications specified without the need to conduct additional safety or efficacy testing.
      As further detailed below, the law provides a complex, time-consuming and litigious process for gaining approval to market generic versions of brand products that are covered by existing patents (See “Regulation — Pharmaceuticals — ANDA Process — Generic Pharmaceuticals” for a description of this regulatory process and “Patent Infringement Litigation” for a discussion of the pending litigation involving our ANDA products).
      If the ANDA applicant is the first to successfully file an application for a patent-protected product and provides the appropriate patent certification notice to the FDA, the NDA holder and the patent holder, the applicant may be awarded a 180-day period of marketing exclusivity against other companies that subsequently file ANDAs for that same product. However, during such period of marketing exclusivity, the brand company or its licensee, or both, may market the brand product using a generic label, which is commonly referred to as an authorized generic. Other approved generic products can immediately come to market if this exclusivity period is not awarded or, if awarded, the marketing exclusivity period has expired. We believe this 180-day period of marketing exclusivity provides an opportunity for the recipient to build market share, to better defend that market share against competition that will arise when the exclusivity period expires, to realize greater gross profit, and in some cases, to gain value by relinquishing or transferring its marketing exclusivity right to others. The ability to secure the benefit of this exclusivity period, and the extent of the benefit it confers, is dependent upon a variety of factors, some beyond the ANDA applicant’s control, including whether the brand product will also be marketed as an authorized generic, either before or during such exclusivity period; the date in which its ANDA was filed, and consequently, the law pertaining to its ANDA and its exclusivity period; and the speed and results of litigation involving other ANDA filers (See “Regulation — Pharmaceuticals — ANDA Process — Generic Pharmaceuticals”).

      As of March 1, 2005, our portfolio of generic pharmaceutical products includes the following products:

Andrx Generic Product*	Comparable Brand Name	Launch Date

Controlled-Release:
Diltiazem HCl ER (Diltia XT)	Dilacor XR	1997
Ketoprofen ER(1)	Oruvail	1999
Diltiazem HCl ER (Cartia XT)	Cardizem CD	1999
Famotidine(2)	Pepcid	2001
Potassium Chloride	K-Dur	2002
Naproxen Sodium ER	Naprelan	2002
Loratadine/ Pseudoephedrine Sulfate(3)	Claritin-D 24	2003
Diltiazem HCl ER (Taztia XT)	Tiazac	2003
Glipizide Extended-Release(4)	Glucotrol XL	2003
Metformin Hydrochloride Extended-Release — 500mg	Glucophage XR	2004
Phenylephrine Extended-Release/ Guaifenesin(5)	Entex LA	2004

Immediate-Release:
Metformin Hydrochloride(6)	Glucophage	2002
Fluoxetine(2)	Prozac	2002
Lovastatin Tablets USP(2)	Mevacor	2003
Acetaminophen and Codeine Phosphate	Tylenol and Codeine Tablets	2003
Mirtazapine	Remeron	2003
Benazepril Hydrochloride	Lotensin	2004
Benazepril Hydrochloride and Hydrochlorothiazide	Lotensin HCT	2004
Hydrocodone Bitartrate and Acetaminophen	Vicodin HP	2004
Hydrocodone Bitartrate and Ibuprofen	Vicoprofen	2004
Paroxetine Hydrochloride(7)	Paxil	2004
Cilostazol(7)	Pletal	2004

Other:
Albuterol Inhalation Aerosol(8)	Ventolin	2001
Loratadine Orally Disintegrating(3)	Claritin RediTabs	2004
Norgestimate and Ethinyl Estradiol (Previfem)(9)	Ortho-Cyclen 28	2004
Norgestimate and Ethinyl Estradiol (Tri-Previfem)(9)	Ortho Tri-Cyclen	2004

*	Manufactured and marketed by Andrx, unless otherwise indicated. Andrx trade names are reflected in the parenthetical to the right of the chemical name.

(1)	Manufactured by Andrx in connection with our ANCIRC joint venture.

(2)	Manufactured by Carlsbad Technology, Inc. in connection with our CARAN joint venture.

(3)	Marketed by Perrigo Company as an over-the counter (OTC) product.

(4)	Manufactured by Pfizer Inc.

(5)	Manufactured by PharmaFab, Inc.

(6)	Manufactured by both Andrx and Mova Pharmaceutical Corporation.

(7)	Manufactured by Genpharm Inc. or its affiliate, Alphapharm Pty. Ltd.

(8)	Manufactured by Armstrong Pharmaceuticals, Inc.

(9)	Marketed by Teva USA.
      Our generic versions of Cardizem CD and, to a lesser extent, Tiazac, Claritin D 24, Claritin RediTabs and Glucotrol XL account for a substantial portion of the revenues and profits we presently derive from our generic product portfolio. (See “Risk Factors”). Our ANDAs for generic versions of Accupril, Biaxin XL, Claritin-D 12, Monopril and Monopril HCT have received FDA approval. For various reasons, as of March 1, 2005, we have not commenced the sale of these products.
      We continue to work to expand our generic product line. In 2004, we received 10 final product approvals and two tentative approvals, launched nine generic products, two of which were in-licensed from affiliates of Genpharm Inc., and submitted 14 ANDAs to the FDA, some of which we believe may have been the first-filed ANDAs for such product. The FDA issues a “tentative approval” when it has determined that the ANDA is approvable, but there is a patent or exclusivity period prohibiting it from granting final approval. We currently have approximately 30 ANDAs pending at the FDA.
      For various reasons, we generally do not publicly comment on the identity, or approval, launch or litigation status of the products that are the subject of our pending ANDAs. Disclosure of the names of our ANDA products could cause our competitors to also develop such products or to pursue various strategies to delay or avoid generic competition from our product. Disclosure of the approval or litigation status or the probable timing of the approval of our pending ANDAs or the launch of our products is inherently uncertain, and any indications we receive are preliminary and, therefore, subject to change. Actual results sometimes differ from our expectations and we believe that disclosure of our expectations with respect to the approval, launch or litigation status of our ANDA filings could create unrealistic expectations among investors. However, from time to time the identity of some of our pending ANDA products may become publicly known as a result of, among other things, the initiation of patent infringement litigation against us with respect to the product or the inclusion of such product on various formularies. Our disclosed ANDAs currently pending approval at the FDA include our generic versions of Toprol-XL (50mg), for which we believe we will be entitled to a 180-day period of marketing exclusivity, Toprol-XL (25mg, 100mg and 200mg), Concerta, Wellbutrin SR, Zyban, and certain oral contraceptive products, including Ortho Novum 1-35 and Ortho Novum 7/7/7.
      Our generic products are generally sold through our internal sales team under the Andrx Pharmaceuticals, Inc. label primarily to warehousing pharmacy chains, wholesalers, large managed care customers and selected government agencies. While there were no sales to a single customer that represented 10% of Andrx Corporation’s consolidated net revenues, the top 10 customers in our generic segment represent approximately 70% of the segment’s revenues. Since this distribution network has undergone consolidation, marked by the growth of a few large retail drug store chains, securing and maintaining customers for generic products is highly competitive, and significant price erosion often results when competitors attempt to gain market share from each other. In addition to these customers, we sell our generic products through our distribution operations directly to independent pharmacies, pharmacy chains, buying groups and physicians’ offices.

Generic Product Pipeline
      We are continually evaluating potential generic product candidates. As part of this evaluation process, we look for brand products that we can formulate as generics and review the pharmaceutical patents associated with such products to determine whether we can challenge those patents as being invalid or not infringed by the application of our technologies or know how. Though the majority of such products have historically been controlled-release products, we also develop certain niche and immediate-release pharmaceutical products, including oral contraceptives.

Collaborative Agreements and Strategic Alliances
      We intend to consider and, as appropriate, enter into collaborative agreements and strategic alliances with other companies to, among other things, license or acquire rights to generic products or product candidates, to collaborate on the formulation of brand products employing our controlled-release technologies, to acquire complementary businesses and to achieve other business objectives. We also intend to consider and, as appropriate, enter into collaborative agreements and strategic alliances with other companies to, among other things, manufacture, market or sell our generic products or product candidates. The following are examples of these types of collaborative agreements:
2004

•	Our March 2004 agreement to market in the United States all four strengths of Genpharm Inc.’s generic version of Paxil.

•	Our June 2004 agreement with Martec Pharmaceutical, Inc. whereby Martec will supply its generic version of Procardia XL 90mg tablets to us and we will market the product in the United States. Under the terms of the arrangement, the parties share the net profits, as defined, from product sales.

•	Our September 2004 agreement with Ranbaxy Pharmaceuticals Inc. in which we transferred to Ranbaxy the remaining portion of our 180-day period of market exclusivity for a generic version of Monopril-HCT in exchange for a share of Ranbaxy’s profits from the sale of this product for a period of time.

•	Our October 2004 agreement to market in the United States the 50mg and 100mg strengths of Genpharm’s generic version of Pletal.
2003

•	Our January 2003 agreement with Perrigo Company providing for our manufacture and supply to Perrigo of our generic versions of Claritin-D 24, Claritin RediTabs and Claritin-D 12, as store brand OTC products. This agreement followed the FDA’s determination that the Claritin line of products should be sold as OTC products, and not as prescription pharmaceuticals.

•	Our July 2003 agreement with Impax Laboratories, Inc. and Teva Pharmaceuticals Curacao, N.V. pertaining to the respective ANDAs for generic versions of Wellbutrin SR and Zyban. In March 2004 and May 2004, we relinquished our rights to the 180-day period of market exclusivity for generic Wellbutrin SR 150mg and generic Zyban, respectively, allowing Impax and other companies to gain FDA approval to market their products. Teva launched Impax’s generic Wellbutrin SR product in the first quarter of 2004 and Impax’s generic Zyban product in the second quarter of 2004, and we were entitled to a share of the profits, as defined, derived from Teva’s sale of such products for a 180-day period. Our share of profits from sales of generic Wellbutrin SR 150mg ended in September 2004 and our share of profits from sales of generic Zyban expired in November 2004.

•	Our September 2003 agreement resolving patent infringement litigation with Pfizer Inc. and Alza Corporation concerning our ANDAs for the 2.5mg, 5mg and 10mg strengths of Glucotrol XL. Pursuant to this agreement, the lawsuits were dismissed and we received the right to either market the Glucotrol XL product (including any strength thereof) supplied by Pfizer as an authorized generic and/or to manufacture and market our ANDA product(s) in exchange for a royalty pursuant to a sublicense for relevant Alza patents. Though we launched all three strengths of Glucotrol XL, supplied by Pfizer, in December 2003, we continue to work toward gaining FDA approval to launch our own versions of this product.

•	Our October 2003 agreement where we sold our Massachusetts aerosol manufacturing operation to Amphastar Pharmaceuticals, Inc., a California-based generic and specialty pharmaceutical company and agreed, under certain circumstances, to continue to purchase certain minimum quantities of albuterol MDI for at least one year, which we renewed for another two years in November 2004.

•	Our December 2003 agreement with Teva Pharmaceuticals providing for our formulation, submission to the FDA and manufacture of certain oral contraceptive products to be marketed in both the United States and Canada by Teva as part of its larger product line of oral contraceptives.

•	Our December 2003 agreement to co-develop and manufacture a combination brand product consisting of Takeda Chemical Industries, Ltd.’s Actos (pioglitazone) and our extended-release metformin, each of which products is administered once-a-day for the treatment of Type 2 diabetes.

2002

•	Our October 2002 agreement in which Genpharm and we relinquished our shared marketing exclusivity rights to the generic versions of the 10mg and 20mg strengths of Prilosec, and accelerated the ability of KUDCo to receive FDA approval of the sale of its product. Though the amount was higher in the past, this agreement gives us 6.25% of KUDCo’s net profits, as defined, from the sale of KUDCo’s product, which will continue until approximately February 2006.

Customer Arrangements
      Consistent with generic industry practice, we have a return policy that allows customers to return our products within a specified period both prior and subsequent to the product’s expiration date. If we reduce the selling price of our product, we may also provide inventory credits, known as shelf-stock adjustments, to our customers in an amount approximating the decrease in the value of the inventory owned by our customers as of the date of that price reduction. We also have indirect customer arrangements whereby chain pharmacies and certain other customers purchase our products at prices negotiated with us, but obtain those products through wholesalers they independently select, and agreements with certain wholesalers to establish contract pricing for certain products that the wholesaler will agree to place in their preferential pricing program. Under either form of arrangement, we will provide the wholesaler or customer with a credit, known as a chargeback, for an amount equal to the difference between our agreed upon contract price and the price we previously invoiced to the wholesaler. (See “Critical Accounting Policies and Estimates — Revenue Recognition”). We have from time to time entered into long-term supply agreements with certain customers related to our generic products.

Joint Ventures
      We have established two unconsolidated joint ventures for the commercialization of generic products, including:

•	CARAN, which is a 50/50 joint venture with Carlsbad Technologies, Inc. Through this joint venture, Carlsbad developed and manufactures generic versions of Pepcid, Prozac and Mevacor, which we are currently selling under the Andrx Pharmaceuticals, Inc. label; and

•	ANCIRC, which is a 50/50 joint venture with Watson Pharmaceuticals, Inc. for the development, manufacture and sale of certain generic products. We are currently selling one ANCIRC product, a generic version of Oruvail, for which we share profits equally with Watson. In November 2000, we became solely responsible for all of the additional costs to develop, manufacture and sell the six remaining ANCIRC products, and Watson became entitled, under certain conditions, to a royalty on the net sales we derive from the commercialization of those products, including our generic versions of Glucotrol XL. Other than Glucotrol XL, we have discontinued our development efforts with respect to the ANCIRC products.
Pharmaceutical Distribution Operations
      Through our distribution business, which consists of our Anda, Anda Pharmaceuticals and Valmed (also known as VIP) subsidiaries, we distribute predominantly generic pharmaceutical products and certain brand pharmaceuticals, nutritional products and medical office products. While most of the shelf-keeping units (SKUs) in our distribution operations are for products commercialized by unrelated entities, we also utilize these operations for the sale and marketing of our, and our collaborative partners’, generic products. We believe that our distribution operations are a valuable resource in the national distribution of generic pharmaceuticals.
      Our distribution operations offer next day delivery, competitive pricing, and responsive customer service for more than 6,000 SKUs, which we believe are the critical elements to competing effectively in this market. We purchase these products from approximately 180 vendors, no one of whom accounts for more than 10% of our SKUs or dollar volume, and market them primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices.
      We sell and receive orders for these products through both telemarketing and electronic means. Our telemarketing staff is comprised of approximately 230 persons, as well as sales executives responsible for national accounts. These telemarketers initiate approximately 80,000 phone calls per week to approximately 17,000 active accounts throughout the United States and Puerto Rico from our South Florida and Grand Island, New York offices. Our internally developed, proprietary Internet ordering systems, AndaNet, AndaMeds and VIPpharm, as well as our hand-held Palm-ordering devices, AndaConnect and VIPConnect, also allow our customers to place their orders electronically. During 2004, approximately 15.9% of sales were generated through our order entry Internet sites, and approximately 9.4% of sales were generated through AndaConnect and VIPConnect. These amounts were approximately 12.5% and 5.2%, respectively in 2003.
      We are seeking to further leverage our distribution operations by dedicating a portion of our telemarketing staff and warehouses to other synergistic business-to-business opportunities. As an example, we are seeking to provide non-warehousing customers with a “virtual warehouse” service that will allow these customers to use our warehousing and distribution capabilities to ship and store their products. We believe that this virtual warehouse will allow us to provide operational benefits to these customers and will result in an expansion of our relationship with them.
      We presently distribute products from our facilities in Weston, Florida and Columbus, Ohio. For the year ended December 31, 2004, approximately half of our distribution sales were shipped from each of these facilities, though this percentage can vary. Our Ohio distribution center provides us with additional distribution opportunities for the foreseeable future.
Brand Pharmaceuticals
      We currently sell brand products under the Andrx Laboratories, Inc. label. These sales are made primarily to wholesalers, warehousing pharmacy chains and pharmacy benefit managers (PBMs). Unlike generic products, which are generally substituted at the pharmacy, brand products need to generate demand through a sales force dedicated to describing to physicians the pharmaceutical characteristics of the product, as well as marketing materials. The cost of maintaining a sales force and promoting a brand pharmaceutical product is substantial.
      In our brand business, there are a limited number of large customers. These customers may attempt to modify the terms by which we have historically done business, such as through the imposition of service fees and/or additional concessions. During the years ended December 31, 2004, 2003 and 2002, approximately 75%, 69% and 70%, respectively, of our brand product shipments were made to four customers.
      As of March 1, 2005, our principal brand products are Altoprev and Fortamet, two internally developed extended-release products that we market through approximately 160 primary care sales representatives in approximately 160 territories. Our brand business also has approximately 90 marketing, regulatory, medical affairs and related personnel. We anticipate continuing to operate our brand business unit until such time as we complete its sale or disposition.
      On March 2, 2005, we entered into agreements with First Horizon for the sale and licensing of certain rights and assets related to our Fortamet and Altoprev brand pharmaceutical products. First Horizon has agreed to pay us $50 million for Fortamet and up to $35 million for Altoprev. The amount that we may receive from First Horizon related to Altoprev, if any, is contingent upon meeting and maintaining certain supply requirements, as defined. We will also be entitled to receive royalties on net sales, as defined, of Fortamet and Altoprev of 8% and 15%, respectively. We will retain our obligation to pay a royalty to Sandoz related to Fortamet subject to certain minimums and a maximum. We have also entered into a long-term manufacturing and supply arrangement for Fortamet and Altoprev with First Horizon. The closing of the transaction, which is subject to certain customary conditions including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, is expected to occur by May 2005. After that closing occurs, we have agreed to provide certain transitional services to First Horizon for a period of time. In connection with this divestiture of our brand business, we estimate that we will incur personnel related expenses of approximately $8.0 million, including severance, performance incentives and retention. In addition, we estimate we will incur approximately $6.5 million in other costs, including $4.0 million in non-cash charges.
      We also sell, but do not actively market, the Entex line of cough and cold products. The continued commercial sale of our Entex product line is subject to uncertainty as a result of the draft compliance policy guide issued by FDA on October 17, 2003, pertaining to pharmaceutical products that are presently permitted to be on the market and sold without an approved ANDA or NDA. This draft guidance advises that, once FDA approves a version of such product, unapproved drug products, such as our Entex product line, may become subject to FDA enforcement action. Even though the FDA approved an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product in June 2004, as of March 1, 2005, we have not received any indication of an enforcement action from the FDA concerning our Entex PSE product (See Note 9 to Consolidated Financial Statements). The contemplated brand business divestiture does not include the sale of the Entex product rights, and this product line will continue to be sold as part of our generic business.
Our Proprietary Controlled-Release Drug Delivery Technologies
      Certain of our pharmaceutical products (both generic and brand) utilize our proprietary controlled-release drug delivery technologies to control the release characteristics of a variety of orally administered drugs. Controlled-release products are formulations that gradually and predictably release active drug compounds in the gastrointestinal tract of the body over a 12 to 24-hour period and therefore need be taken only once or twice daily, as compared to immediate-release products that have to be taken three to four times per day. Controlled-release products typically provide benefits over immediate-release drugs.
      We have 15 proprietary drug delivery technologies that have been patented for certain applications or for which we have filed for patent protection for certain applications. These include:

•	Pelletized Pulsatile Delivery System

•	Single Composition Osmotic Tablet System

•	Solubility Modulating Hydrogel System

•	Delayed Pulsatile Hydrogel System

•	Stabilized Pellet Delivery System

•	Stabilized Tablet Delivery System

•	Granulated Modulating Hydrogel System

•	Pelletized Tablet System

•	Porous Tablet System

•	Modified Antihistamine/ Decongestant Combination System

•	Pulsatile Hydrogel System

•	Directly Compressible Hydrogel System

•	Modulating Matrix System

•	Pulsatile Enteric Coating System

•	Pelletized Delivery System
Patents and Other Intellectual Property Rights
      Like others in the pharmaceutical industry, we place considerable importance on obtaining patent and trademark protection and otherwise preserving the confidentiality of our trade secrets and proprietary know-

how pertaining to our technologies, products and processes. Our general policy is to file patent applications and trademarks for our technologies, products and processes that we consider important to our business.
      We hold numerous U.S. and foreign patents and expect to continue to file U.S. and foreign patent applications to protect our intellectual property. As of December 31, 2004, we had 100 patents issued, allowed or applied for in the U.S. and 135 internationally, and had exclusively licensed additional U.S. and foreign patents and patent applications from others. Our success depends, in part, on our ability to obtain U.S. patent protection for certain of our products, to preserve our trade secrets and proprietary rights, and to operate without infringing on the intellectual property rights of third parties or having third parties circumvent our rights.
      We also seek to protect our trade secrets and proprietary know-how through confidentiality agreements with our partners, employees and consultants. It is possible that these agreements will be breached or will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets will otherwise become known or independently developed by competitors.
      We may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation concerning patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is inherently uncertain.
Raw Materials
      The active chemical raw materials used in the manufacture of our products are generally available from multiple sources. However, certain raw materials are available from limited sources, and our ANDAs generally specify a particular single source for the active pharmaceutical ingredient. We have at times experienced problems as a result of a lack of raw material availability. Such problems result from, among other things, a supplier’s delay in providing raw materials, the closure of a particular source of raw materials, the unavailability of a replacement, and the shipment to us of raw materials that fail to meet our specifications. In addition, since FDA approval of raw material suppliers or product manufacturers is generally required in connection with each product, a significant delay in the manufacture or supply of that product could occur if raw materials or finished products from an approved supplier or manufacturer were to become unavailable.
Manufacturing and Quality
      We currently operate manufacturing facilities in Florida totaling approximately 250,000 square feet, which are primarily used for the manufacture of controlled-release and immediate-release solid dosage products, as well as oral contraceptives. An expansion is underway in our Davie, Florida facility to increase our manufacturing capacity. Though we anticipate that this expansion project will provide us with our required capacity through 2007, additional expansion at that site is also possible. We are also upgrading our high-potency manufacturing operations at certain of our other facilities in South Florida. For certain of our products, we contract with third parties for the manufacture of the products, some of which are currently available only from that supplier.
      We believe it is more likely than not that we will sell our 500,000 square foot manufacturing facility in Morrisville, North Carolina.
      We sometimes file our ANDA or NDA based on study results utilizing product batches that are smaller than what we anticipate may be required for the commercial launch of that product. Thus, in order to manufacture these products in sufficient quantities for commercial launch, we are required to “scale-up” our manufacturing process for use on larger equipment, in accordance with FDA regulations.
      To meet the market demand for our current and anticipated products, and manufacture our products in compliance with our regulatory submissions and FDA’s current good manufacturing practices (cGMP), we continue to focus on improving the efficiency and quality of our manufacturing operations. These efforts include, among others: (i) optimizing our processes, thereby reducing product rejections; (ii) implementing quality initiatives to ensure compliance with cGMP, including laboratory information management systems;

(iii) increasing personnel training, accountability, development and expertise; (iv) implementing JD Edwards Enterprise Resource Planning (ERP) system, an integrated planning and operating system, which we accomplished in early 2005; (v) evaluating the commercial viability of producing certain products that we anticipate will generate a relatively small amount of profit compared to the utilization of resources in order to allow us to optimize our output and maximize our profitability; (vi) transferring production (or portions thereof) for certain products to equipment capable of handling larger batch sizes or to third parties, including foreign contract manufacturers; and (vii) renovating our facilities to increase capacity and optimize production. Until all of our efforts come to fruition, we will continue to incur significant costs related to inefficiencies and excess capacity at our manufacturing facilities and production related write-offs.
      Our pharmaceutical manufacturing operations are required to comply with cGMP. cGMP encompasses all aspects of the production process, including validation and record keeping, in addition to standards for facilities, equipment and personnel, and involves changing and evolving standards. Consequently, continuing compliance with cGMP can be a particularly difficult, extensive and expensive part of pharmaceutical manufacturing operations. Similar cGMP regulations and other requirements apply to products that we manufacture for sale in Canada. We are subject to regular inspections by the FDA. Any non-compliance with cGMP or the corrective action plan we proposed to the FDA in response to the two Form FDA-483s issued by the FDA in 2004 and the FDA Warning Letter we received in August 2000, could have a material adverse effect on our financial condition and results of operations (See “Risk Factors”).
      As a result of all of the foregoing factors, we may at times have difficulty fulfilling all of the market demand for our products and having pre-launch quantities of our product candidates available when we obtain FDA approval to market our products (See “Risk Factors”).
Information Systems
      We have experienced significant growth in our operations, which has required the expansion, upgrading and improvement of our administrative, operational, and management systems, controls and resources. To achieve this objective, in 2002 we began the implementation of an integrated Enterprise Resource Planning (ERP) suite of operational and financial systems, with the JD Edwards Enterprise One (JDE) software package. The objective of this initiative was to build an information systems platform to support our current and future operational needs as our business continues to grow. In early 2005, we successfully completed the JDE implementation, as the systems portfolio has been deployed across all operating entities. As a result, we believe we have achieved the following benefits:

•	Automation of certain labor-intensive administrative processes and activities;

•	Optimized manufacturing and distribution business processes;

•	Enhanced collaboration with electronic trading partners (customers and suppliers);

•	Improved materials management usage and movement;

•	Enhanced performance management capabilities through improved accuracy and availability of information; and

•	Enhanced regulatory compliance.
      In 2002, Andrx also began the implementation of the PeopleSoft human resources and payroll system. PeopleSoft is an enterprise-wide software package intended to enable us to better manage, optimize and leverage our employees and thereby achieve a higher level of business performance. The payroll software modules were successfully implemented among our divisions in 2003 and the human resource modules were completed in 2004.
      We will continue to incur costs to support and modify these systems for our expanding or changing operations. We also intend to enhance the information systems capabilities of our distribution operations and to invest further in new technology and systems to enhance customer and supplier relationships and internal capabilities and efficiencies.

Regulation — Pharmaceuticals

ANDA Process — Generic Pharmaceuticals
      In our generic operations, we apply our proprietary technology processes and formulations to develop a product that will reproduce the brand product’s physiological characteristics (i.e., the rate and extent of absorption into the bloodstream), but not infringe the patents of the brand owner or other innovator of the NDA. In connection with this process, we conduct studies to establish that our product is bioequivalent to the brand product, and obtain legal advice that our product does not infringe the NDA owner’s or the innovator’s patents or that such patents are invalid or unenforceable. FDA approval is required before a generic version of a previously approved drug or certain new dosage forms of an existing drug can be marketed. Approval for such products generally is sought using an ANDA. In most cases, bioavailability and bioequivalence studies must be conducted in support of the ANDA and clinical studies are not required. Bioavailability indicates the rate of absorption and levels of concentration of a drug in the blood stream. Bioequivalence compares the bioavailability of one drug product with another and, when established, indicates that the rate of absorption and levels of concentration in the body are substantially equivalent to the previously approved reference listed drug. An ANDA may be submitted for a drug product on the basis that it is bioequivalent to a previously approved drug product or, in the case of a new dosage form, that it is suitable for use for the indications specified without the need to conduct additional safety or efficacy testing.
      The Drug Price Competition and Patent Restoration Act of 1984, known as the Hatch-Waxman Amendments, require that we submit an ANDA to the FDA for each generic product we seek to market. The ANDA contains a substantial amount of information about the proposed product’s formulation, ingredients, chemistry and manufacturing controls, stability and the bioavailability and bioequivalence studies conducted on such product, all of which is reviewed by the FDA’s Office of Generic Drugs (OGD). In addition, the ANDA is required to contain the ANDA applicant’s certification concerning each patent that has been listed for the reference brand product in the Orange Book. If there is no patent listed in the Orange Book, the ANDA applicant so states by submitting what is referred to as a Paragraph I certification. If the patent listed in the Orange Book has expired, the ANDA applicant so states by submitting what is referred to as a Paragraph II certification. If the ANDA applicant intends to wait until the expiration of the patent listed in the Orange Book before it intends to market its product, the ANDA applicant so states by submitting what is referred to as a Paragraph III certification. And, if the ANDA applicant believes that the listed patent is invalid or unenforceable, or that its product does not infringe such patent(s), the ANDA applicant so states by submitting what is referred to as a Paragraph IV certification in its ANDA.
      If a Paragraph IV certification is made, the ANDA applicant must also send a notice containing its factual basis for its Paragraph IV certification to the NDA owner and any patent holder. The NDA owner or patent holder may then initiate a legal challenge against the ANDA applicant for patent infringement. Before the December 2003 Amendments to Hatch-Waxman were enacted, if the NDA owner or patent holder asserted a patent challenge within 45 days of their receipt of notice of the ANDA applicant’s Paragraph IV certification, FDA was prevented from approving that ANDA until the earlier of 30 months, the expiration of the patent, or when the infringement case concerning each such patent was favorably decided in an ANDA applicant’s favor, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In some cases, NDA owners and patent holders obtained additional patents for their products after an ANDA had been filed, but before that ANDA received final marketing approval, and then initiated a new patent challenge, which resulted in more than one 30-month stay.
      The December 2003 Amendments to Hatch-Waxman were intended to eliminate certain unfair advantages of patent holders in the implementation of Hatch-Waxman. As a result of those amendments, the NDA owner remains entitled to an automatic 30-month stay if they initiate a patent infringement lawsuit within 45 days of their receipt of notice of our Paragraph IV certification, but only if their patent infringement lawsuit is directed to patents that were listed in the Orange Book before the ANDA was filed. Where there are no patents listed in the Orange Book at the time the applicant files its ANDA, there is no automatic 30-month stay of regulatory approval. If patents are listed in the Orange Book after the ANDA has been filed, the NDA owner may still sue the ANDA applicant for that patent, but the ANDA will not be subject to an automatic stay of regulatory approval. An ANDA applicant is permitted to take legal action to enjoin or prohibit the listing of certain patents in the Orange Book.
      An FDA regulation effective August 2003 further defines the types of patents that may be listed in the Orange Book and requires increased disclosure requirements for listed patents in an effort to decrease the number of improperly listed patents. While most of these changes should help prevent improperly listed patents, the long-term effectiveness of this regulation and the December 2003 amendments is unclear.
      If an ANDA applicant is the first to file an ANDA with a Paragraph IV certification and provides appropriate notice, the NDA holder and all patentees for a particular generic product, the applicant may be awarded a 180-day period of marketing exclusivity against other companies that subsequently file ANDAs containing Paragraph IV certifications for that same product. We believe this period of marketing exclusivity can provide an opportunity for the successful patent challenger to build its market share, to recoup the expense of patent litigation and to realize greater profit margins, and in some cases, to gain value by relinquishing or transferring this marketing exclusivity right to others. In addition, once that exclusivity period has lapsed, we believe that the marketer of the first commercialized product may more effectively defend its market share position against future competition. However, an ANDA applicant’s ability to secure the benefit of this exclusivity period, and the actual benefit it gains from the exclusivity period, depends on a variety of factors, some beyond the applicant’s control, such as: the timing of FDA approval; whether other ANDA applicants share that exclusivity; patent litigation related to the product and competitors’ products; raw material availability; and whether the brand product will also be marketed as a generic (sometimes referred to as an authorized generic). Court decisions, FDA interpretations, legislative changes and the date of filing of an ANDA all affect, among other things, how this exclusivity period is to be awarded, how it is affected by other ANDA applicants, and the benefit, if any, which may be obtained from the 180-day marketing exclusivity period.
      As an example, FDA had previously taken the position that it could award “shared” 180-day marketing exclusivity if different ANDA applicants were first-to-file Paragraph IV certifications to different patents listed in the Orange Book for the same product. This interpretation was both accepted and rejected by two separate United States District Courts. The Federal Circuit Court of Appeals declined to address the issue on appeal. FDA has announced that it will continue to rely on this interpretation for ANDAs filed before December 8, 2003. For ANDAs submitted after December 8, 2003, the December 2003 Hatch-Waxman Amendments to Hatch-Waxman prospectively eliminated patent-by-patent shared exclusivity, so that the 180-day marketing exclusivity period will only be awarded to the first ANDA applicant(s) to assert a Paragraph IV certification as to any patent listed in the Orange Book for the product. However, FDA will award shared 180-day marketing exclusivity to multiple ANDA applicants who all file the first Paragraph IV certification on the same day.
      The December 2003 Amendments to Hatch-Waxman also modify the rules governing when generic products are eligible for 180-day exclusivity periods and when the 180-day exclusivity period is triggered or forfeited. Prior to the Amendments, the 180-day marketing exclusivity period was triggered upon the first commercial marketing of the ANDA or a court decision holding the patent invalid, unenforceable or not infringed. For ANDAs accepted for filing before March 2000, that court decision had to be final and non-appealable, for ANDAs accepted for filing after March 2000, any court decision, including a district court decision, could trigger exclusivity, and in all cases, the court decision trigger did not have to involve the first ANDA applicant, but could be a court decision by a subsequent ANDA applicant. The Amendments retroactively apply a final and non-appealable court decision trigger for all ANDAs filed before December 8, 2003. As for ANDAs filed after December 8, 2003, exclusivity is only triggered upon the first commercial marketing of the ANDA product. However, that exclusivity may be forfeited under certain circumstances, including among other things, if the ANDA is not marketed by the first-filer or another ANDA applicant within a certain timeframe after a final and non-appealable court decision, or if the FDA does not tentatively approve the first-filer’s ANDA within 30 months.
      Regulatory approval of an ANDA may also be affected by the grant of a period of “pediatric exclusivity.” Pediatric exclusivity rewards brand pharmaceutical companies for conducting research in a pediatric population through the grant of an additional six months of exclusivity, which is attached to any patent or market exclusivity period protecting its product. Thus, where pediatric exclusivity is requested by a brand company and granted by FDA, final marketing approval could be delayed by an additional six months.
      Certain ANDA procedures for generic controlled-release drugs and other products are presently the subject of petitions filed by brand name drug manufacturers, which seek changes from FDA in the approval process for generic drugs. We cannot predict at this time whether FDA will make any changes to the ANDA procedures as a result of such petitions, ongoing rulemakings or litigation, or the effect that such changes may have on us. Any changes in FDA regulations, policies or procedures may make ANDA approvals more difficult or may otherwise have a significant adverse effect on our business.
      Under the Generic Drug Enforcement Act of 1992, the FDA is allowed to impose debarment and other penalties on individuals and companies that commit certain illegal acts relating to the generic drug approval process. In some situations, the Generic Drug Enforcement Act requires the FDA to not accept or review ANDAs for a period of time from a company or an individual that has committed certain violations. It also provides for temporary denial of approval of applications during the investigation of certain violations that could lead to debarment and also, in more limited circumstances, provides for the suspension of the marketing of approved drugs by the affected company. The Generic Drug Enforcement Act also allows for civil penalties and withdrawal of previously approved applications.

NDA Process — Brand Pharmaceuticals
      Approval of a new drug requires the filing and FDA approval of an NDA. The NDA must contain complete pre-clinical, clinical safety and efficacy data, as well as reference to such data or literature. Before clinical testing can begin, stringent governmental requirements for pre-clinical evaluation must be satisfied. Pre-clinical data are typically obtained from studies in animal species, as well as laboratory studies, and are submitted to FDA in an Investigational New Drug Application (IND). The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials (i.e., trials in humans) and demonstrate that such studies would not expose subjects to an unreasonable or significant risk of illness or injury.
      Clinical trials are typically conducted in three sequential phases, Phase I, Phase II and Phase III, although the phases may overlap. The process of completing clinical trials for a new drug typically takes several years and requires the expenditure of substantial resources. Preparing an NDA involves considerable data collection, verification, analysis and expense. The approval process is affected by a number of factors, including the risks and benefits of a drug product as demonstrated in clinical trials, the severity of the target disease or health condition and the availability of alternative treatments. FDA or other health authorities may deny approval of an NDA if the regulatory criteria are not satisfied, or may require additional testing or information before an NDA will be approved. The safety and effectiveness testing necessary to obtain approval of an NDA is time-consuming and expensive.
      The NDAs we submitted for Altoprev, Fortamet and Zalkote (which is currently pending marketing approval), our internally developed brand pharmaceutical products, used a procedure permitted by Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. A Section 505(b)(2) NDA must contain safety and effectiveness studies, but may rely on published reports or prior FDA determinations that related products are safe and effective (e.g., approval of a controlled-release version of a previously approved immediate-release drug product) for those studies. Thus, by eliminating the need for certain duplicative testing, the Section 505(b)(2) NDA process may significantly reduce the time and expense of new drug development.
      There are limitations on the use of Section 505(b)(2) NDAs, however. First, patent listing/certification requirements and exclusivity awarded to reference or competitor products may result in the lengthy and uncertain delay of approvals similar to those described above for ANDAs. Second, the extent to which Section 505(b)(2) NDAs may rely upon prior FDA findings that reference listed drugs are safe and effective for approved uses is currently being challenged. For example, Abbott has filed a Citizens Petition asserting that the Andrx NDA for Zalkote should not be approved on these grounds. There may therefore be limitations on a Section 505(b)(2) NDA applicant’s ability to innovate without conducting substantial clinical testing.

      NDA products, including Section 505(b)(2) NDAs, may qualify for specific patent and marketing exclusivity protections against competitive products submitted for approval via the Section 505(b)(2) NDA or ANDA processes.
Patent Infringement Litigation
      Patent litigation can be a part of the business of bringing some generic or brand pharmaceuticals to market. If such action is filed within the 45-day period prescribed by law, such litigation may, in certain circumstances, result in a delay in FDA’s ability to approve the marketing of a pharmaceutical product. Numerous patent infringement actions have been filed against us, and we have been successful in resolving many of such litigation matters, either through a court decision or through settlement, in a manner that permits our product to be marketed. Examples of this litigation include former proceedings relating to our generic versions of Dilacor XR, Cardizem CD, Glucotrol XL, Tiazac, Remeron, Claritin-D 24, Claritin-D 12, Claritin RediTabs, Monopril and Monopril HCT. We did not prevail in our patent infringement litigation involving our generic version of Prilosec and are currently unable to market such product. We are continuing to litigate patent issues pertaining to our generic versions of Naprelan and Toprol-XL, as well as our brand valproate product (See, “Ongoing Patent Litigation”). Though the patent litigation pertaining to our generic versions of Wellbutrin SR and Zyban was dismissed, we have not received final FDA marketing approval for those products.
      Patent litigation was also filed against Andrx and Carlsbad, one of our joint venture partners, with respect to the raw material used in the generic version of Pepcid that Carlsbad developed and that we sell as part of our CARAN joint venture. This litigation was settled.
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
      We often encounter substantial delay in obtaining judicial decisions in ANDA Paragraph IV litigation. Such delay could cause us to decide to launch a product prior to final resolution of the pending litigation. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement include, among other things, damages measured by the profits lost by the patent owner and not by the profits earned by the infringer. Because of the discount pricing typically involved with generic products, patented brand products generally realize a higher profit margin than generic products. In the case of a willful infringer, the definition of which is unclear, such damages may be trebled. We believe that this profit differential can act as a disincentive for the patent holder to settle patent litigation on terms that will allow our products to be marketed upon the settlement of that litigation. Thus, we have faced, and will continue to be faced with, the decision of whether, and in what manner, time-frame or other circumstances, we should launch our product prior to the conclusion of patent litigation, or to discontinue selling our product in the face of new patent litigation. In making these determinations, we intend to consider and balance what we then believe are the relevant considerations and factors, including: (i) the risk that our product will be found to infringe the brand product, the size of the market and the claim for damages that could result from the sale of an infringing product, and other costs, including inventory; (ii) the potential claim for damages that could result from the sale of an infringing product against our current capital resources, and our future capital needs; (iii) the risk of being enjoined from making such sales and thereby losing our exclusivity rights for such product; (iv) the possibility that launching the product may increase the incentive for the owner of the patented brand product to settle the pending litigation on a basis that would allow us to continue to market our product without further legal risk; and (v) the lost opportunity cost if we do not have available launch quantities of our product when the patent litigation is ultimately resolved, particularly in instances where that court decision starts the

180-day period of marketing exclusivity for us, and additional competition awaits the expiration of that period of marketing exclusivity.
Ongoing Patent Infringement Litigation
      Following submission of a Paragraph IV certification that our ANDA product candidate does not infringe the valid patent rights of the referenced brand product, we would anticipate that patent infringement litigation will be commenced against us. Generally, unless we commence selling such ANDA product before the related litigation has been concluded, we would not incur any substantial damages in connection with this type of litigation.

Naproxen Sodium (Naprelan)
      In March 2002, the U.S. District Court for the Southern District of Florida issued an order that Elan Corporation Plc’s patent was invalid, and in September 2002, we commenced selling naproxen sodium, our generic version of Naprelan. In March 2003, the District Court issued an order denying, among other things, (i) Elan’s motion for reconsideration of the March 2002 order invalidating its patent, and (ii) our motion asking the District Court for a ruling on our non-infringement defenses. Both parties appealed that March 2003 decision. On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the Elan patent was invalid, and remanded the case back to the District Court for a determination as to whether our product infringes the Elan patent. On August 31, 2004, the District Court entered an order indicating that it will delay issuing findings of fact and conclusions in this matter until the Federal Circuit Court of Appeals has issued its decision (in a non-related case) on how a court should address issues of claim construction. We are continuing to sell our generic version of Naprelan. However, in January 2005, Elan both sought a status conference with the District Court to amend that order and filed a new complaint in the U.S. District Court for the Southern District of Florida seeking willful damages as a result of our sale of our generic version of Naprelan. Though we are not in a position to determine the ultimate outcome of this matter, an adverse determination could have a material adverse effect on our business and our consolidated financial statements.

Metoprolol Succinate (Toprol-XL)
      In 2003 and 2004, we filed ANDAs seeking FDA approval to market metoprolol succinate extended-release tablets in the 25mg, 50mg, 100mg and 200mg strengths, respectively, our generic versions of Toprol-XL. AstraZeneca AB, Aktiebolaget Hassle and AstraZeneca LP sued us for patent infringement in the U.S. District Court for the District of Delaware in February 2004 on the 50mg strength, in July 2004 on the 25mg strength, and in December 2004 on the 100mg and 200mg strengths. On August 9, 2004, the Multidistrict Litigation Panel consolidated and sent to the U.S. District Court for the Eastern District of Missouri the three pending metoprolol succinate patent infringement cases brought by Astra against Andrx and two other generic drug companies for pretrial discovery purposes. The trial of this matter has been tentatively scheduled to begin in August 2005.

Sodium Valproate
      We filed an ANDA seeking FDA approval to market a generic version of Depakote, and in March 2000, Abbott Laboratories sued us in the U.S. District Court for the Southern District of Florida for patent infringement. The FDA refused to accept our ANDA and as a result, we filed a 505(b)(2) application to market a sodium valproate product that is bioequivalent to Depakote. In May 2003, Abbott filed a new infringement complaint against us in the same U.S. District Court in connection with our new application. Both cases were consolidated and the original ANDA lawsuit was subsequently dismissed without prejudice. The trial of this matter has been tentatively scheduled to begin in July 2005.

Paroxetine Hydrochloride (Paxil)
      We filed an ANDA seeking FDA approval to market paroxetine hydrochloride 40mg, our generic version of Paxil 40mg, and in June 2001, SmithKline Beecham Corporation and Beecham Group plc (SmithKline) sued us, and our raw material supplier, in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement. We later amended our ANDA to add the 10mg, 20mg and 30mg strengths of paroxetine hydrochloride and in November 2003, SmithKline filed a new infringement complaint against us in the U.S. District Court for the Eastern District of Pennsylvania in connection with those lower strengths. These cases and several other cases related to other companies’ ANDAs for generic versions of Paxil were consolidated for pre-trial discovery purposes only. In April 2004, the U.S. Court of Appeals for the Federal Circuit invalidated SmithKline’s hemihydrate patent in a case not directly involving us. Thereafter, SmithKline voluntarily dismissed its claims against us relating to all but the hemihydrate patent. With respect to the hemihydrate patent, the United States District Court for the Eastern District of Pennsylvania entered an Order on July 2, 2004 staying (i.e., placing on hold) all discovery and pre-trial proceedings against us pending the outcome of SmithKline’s appeal of the Federal Circuit decision. If that decision is not overturned, SmithKline has agreed to dismiss its remaining claims against us. In September 2004, we withdrew our ANDAs for Paxil, which will likely lead to the dismissal of this action as being moot.

Omeprazole (Prilosec)
      In 1998, we filed an ANDA seeking approval from the FDA to market omeprazole, our generic version of Prilosec. In May 1998, AstraZeneca plc filed suit under the provisions of the Hatch-Waxman Act alleging patent infringement. The matter was tried in the U.S. District Court for the Southern District of New York along with the consolidated claims of three other ANDA applicants. In October 2002, the District Court entered an order and an opinion finding that Astra’s ‘505 and ‘230 patents are valid and that the generic versions of Prilosec developed by us infringe those patents. On December 11, 2003, the Federal Circuit Court of Appeals affirmed the lower court’s opinion that Astra’s patents are valid and infringed by our product. Astra advised the District Court that it believes it may be entitled to damages as a result of our decision to build an inventory of our product prior to the District Court’s determination, but has not sought to enforce such claims. On May 19, 2004, the District Court ruled that our product does not infringe any valid claims of the ‘281 patent, and that Astra’s ‘505 and ‘230 patents are not unenforceable against our product. Both Astra and we have appealed this determination. The District Court has not issued an opinion on Astra’s claims for willful infringement of the ‘505 and ‘230 patents or on Astra’s request for attorneys’ fees. Though we believe that Astra is unlikely to prevail in its request for damages or attorneys’ fees and that Astra has not been damaged as a result of our decision to build inventory prior to the District Court’s determination, if Astra were to prevail in these claims, it could have a material adverse effect on our business and consolidated financial statements.
      The following patent infringement matters were resolved in 2004:

Bupropion Hydrochloride (Wellbutrin SR/ Zyban)
      In June 1999, we filed ANDAs seeking FDA approval to market bupropion hydrochloride, our generic versions of Wellbutrin SR/ Zyban. In September 1999, Glaxo SmithKline (Glaxo) filed suit against us in the U.S. District Court for the Southern District of Florida, claiming patent infringement. In May 2004, after settling this matter without payment from us, Glaxo dismissed its lawsuit against us.

Fosinopril Sodium and Fosinopril HCTZ (Monopril and Monopril HCT)
      In February 2003, we filed ANDAs seeking FDA approval to market fosinopril sodium tablets, our generic version of Monopril, and fosinopril sodium hydrochlorothiazide tablets, our generic version of Monopril HCT. On April 10, 2003, Bristol-Myers Squibb Company and E.R. Squibb and Sons, LLC filed identical suits against us in the U.S. District Court for the Southern District of New York and Florida for alleged patent infringement. The New York action was transferred to Florida and on April 16, 2004, dismissed. On June 4, 2004, after a trial on the merits, the U.S District Court for the Southern District of Florida issued a final judgment of non-infringement in our favor. Bristol-Myers did not appeal the judgment.

Seasonality
      There are no significant seasonal aspects to our business, except that shipments of pharmaceutical products indicated for cold and flu symptoms are typically higher during the fourth quarter as customers supplement inventories in anticipation of the cold and flu season.
Personnel
      As of December 31, 2004, Andrx had approximately 2,100 employees. The following chart generally reflects the areas in which such personnel are engaged:

	Distribution	Generic	Brand	Corporate	Total

Sales & Marketing	242	6	356	—	604
Research and Development	—	151	9	—	160
Manufacturing*	—	349	—	—	349
Quality and Regulatory Affairs*	—	252	3	—	255
Administration	168	69	15	145	397
Warehouse/ Shipping/ Maintenance*	206	129	—	—	335

	616	956	383	145	2,100

*	Though certain of these personnel perform work on both generic and brand products, all such personnel are included in the generic segment.

RISK FACTORS
      You should carefully consider the following factors and other information contained and incorporated by reference in this Form 10-K. Any of these risks could adversely affect our results of operations, financial condition and cash flows. Any of these events could also cause the market price of our common stock to decline.
Risks Relating to Andrx

As we are dependent on a small number of products, a loss of revenues from certain products prior to the introduction of significant new products could adversely affect our results of operations, financial condition and cash flows.
      Currently, our overall level of profitability depends in large part on a relatively small number of products. If the revenues and profitability we derive from these products, and particularly our generic version of Cardizem CD, and to a lesser extent our generic versions of Tiazac, our Claritin Products (D 24 and RediTabs), and Glucotrol XL (which we currently purchase from Pfizer), were to be significantly reduced prior to the introduction of significant new products, it would adversely affect our results of operations, financial condition and cash flows. Such reductions could result from many factors, including, among other things, price reductions and/or reduced market share as a result of competition, cGMP, manufacturing or regulatory issues, and/or the unavailability of raw materials or finished product. Potential new competition for our generic versions of Cardizem CD and Tiazac products could arise at any time.

The pharmaceutical industry is highly competitive, and is affected by new technologies, financing and numerous other factors.
      Our competitors vary with respect to each of our operations, and many of our competitors have greater financial, research and development, marketing and other resources than we do. We expect to be subject to competition from numerous other entities that currently operate or intend to operate in the pharmaceutical industry. We also face competition for the acquisition or licensing of new product opportunities from other companies.
      Our sales efforts for generic products compete with domestic and international companies and with generic divisions of large brand pharmaceutical companies that may offer a wider variety of generic products to their customers. Some of these companies currently engage in the development of controlled-release products. Even more develop immediate-release products. Some of these companies manufacture their products in other countries, such as India and China, where raw materials are obtained and finished product can be manufactured at a significantly lower cost. The unit price of a generic product will generally decline as the number of generic competitors increases or the existing competitors seek to expand their market share. The timing and extent of these price decreases is unpredictable and can result in significantly reduced profitability for a generic product. The profitability of our generic products may also be affected by the market withdrawal of the corresponding brand product, competition with that brand product, the promotion of an alternative to that brand product (including a follow-on or OTC version of that product), the marketing of an authorized generic, and by the significant reduction in the amount of large customers for generic products.
      In our pharmaceutical distribution business, we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which market both brand and generic pharmaceutical products to their customers. We believe that increased competition, the growing role of Managed Care Organizations (MCOs), the formation of buying groups and competition between manufacturers could result in increased price erosion and competition for market share.
      In the sales efforts for our brand products, we compete with large domestic and international brand pharmaceutical companies with significantly larger and more experienced sales forces and significantly greater financial resources to support their products. As these pharmaceutical companies compete aggressively to have their products included in formularies, our lack of a broad range of brand products places us at a competitive disadvantage when competing for inclusion on some MCO formularies. Our brand sales may also be affected by our announced agreement to divest this segment of our business, the introduction of new brand products in the same therapeutic class and by the advent of generic competition for our products.

If we are unable to successfully develop and commercialize new products, our operating results will suffer.
      Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize new generic products in a timely manner. We can encounter numerous difficulties in our efforts to develop and commercialize our new products, including:

•	remaining at all times in compliance with regulatory standards and the specifications set forth in our ANDAs;

•	scaling-up production to commercial levels in a timely manner;

•	securing, on a timely basis and on commercially reasonable terms, all of the raw materials required for the manufacture of our products;

•	receiving requisite regulatory approvals to commercialize our products in a timely manner;

•	avoiding the commercialization delays which may result under the regulatory process; and

•	successfully defending legal actions (including Citizens Petitions) brought by our direct competitors or others who seek to prevent or delay the commercialization of our products.
      These and other difficulties may delay, prevent or stop the marketing of our products, and products being developed or manufactured in collaboration with others. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

Litigation claiming that our products infringe the proprietary rights of third parties, and other litigation, may delay or prevent us from manufacturing and commercializing our products or result in substantial damages.
      The manufacture, use and sale of pharmaceutical products, and their ingredients, have been the subject of substantial litigation in the pharmaceutical industry, particularly in the context of Paragraph IV litigation involving the ANDAs and NDAs filed with the FDA. These lawsuits can, and have, delayed or prevented the marketing of some of our products. We anticipate that additional actions may be commenced against our products in the future.
      Litigation is generally costly and time-consuming, and can divert the attention of our management and technical personnel. The timing and outcome of litigation is difficult to predict and inherently uncertain. If our products, or their ingredients, infringe on the rights of others, we could lose our right to develop or manufacture products, be required to license proprietary rights from third parties or be required to pay monetary damages, in the form of lost profits, a reasonable royalty or a combination of the two. Such damages could even apply if we did not begin to sell that product until after the relevant patent expired. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on terms we believe to be acceptable. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which could harm our business, financial condition, results of operations and cash flows.
      We often encounter delays in obtaining judicial decisions in connection with patent litigation, and may not be able to obtain a final or even a preliminary judicial decision as to whether our products, or the material incorporated therein, infringe the intellectual property rights of others at the time FDA approves the marketing of our product, and we are otherwise able to do so. If we were to wait for a preliminary or final judicial decision, we face the risk that, during the interim, additional competition may arise, the brand product may be offered as an authorized generic or an OTC product, other brand products may be introduced and promoted to prescribers instead of, or in addition to, the brand, additional exclusivities may be awarded to the brand product, additional patents that cover the brand product may issue or be listed in the Orange Book, the labeling of the brand product may change or other matters could occur that lessen the economic opportunity for our product.
      We could invest a significant amount of time and expense in the development of our generic products only to be subject to significant additional delay and changes in the economic prospects for our products. Accordingly, we may be faced with the decision whether we should commercialize our products prior to final resolution of our pending litigation. The risk involved in marketing these products can be substantial because the remedies available to the owner of a patent for infringement could include, among other things, damages measured by the profits lost by the patent owner as opposed to the profits earned by the infringer. Because of the discount pricing typically involved with generic products, brand products generally realize a significantly higher profit margin than generic products. In the case of a willful infringer, the definition of which is unclear, these damages may even be trebled. This profit differential can act as a disincentive to the patent holder to settle patent litigation on terms that could allow our products to be marketed upon the settlement of such litigation. Thus, in order to reap the economic benefits of some of our products, we may decide to risk an amount, which exceeds the profit we anticipate making on our product, or even the selling price for such product.
      In addition to the risks associated with patent litigation described above, we are also involved in the other litigation matters more particularly described in Item 3 “Litigation.” An adverse judgment in any of our pending or future litigation matters could adversely affect our results of operations, financial condition and cash flows. Our failure to prevail in any of the litigation matters reflected in Item 3 “Litigation,” as well as Item 1 — “Patent Infringement Litigation” could result in material damages or adversely affect our results of operations, financial condition and cash flows.

Our business could suffer as a result of manufacturing issues.
      The continued increase in the amount of products we market and those pending approval at the FDA requires us to continue to expand our manufacturing capabilities, including making changes to our manufacturing facilities in Florida. An expansion is underway in our Davie, Florida facility to significantly increase our cGMP manufacturing capacity. The timely completion of these efforts is necessary for us to maintain sufficient manufacturing capacity for the anticipated quantities of the products we expect to market in the future. We are also upgrading our high-potency manufacturing operations at certain of our other facilities in South Florida.
      Our manufacturing and other processes utilize sophisticated equipment, which sometimes requires a significant amount of time to obtain and install. Although we endeavor to properly maintain our equipment and spare parts on hand, our business could suffer if certain manufacturing or other equipment, or a portion or all of our facilities were to become inoperable for a period of time. This could occur for various reasons, including catastrophic events such as hurricane or explosion, unexpected equipment failures or delays in obtaining components or replacements thereof, as well as construction delays or defects and other events, both within and outside of our control.
      The manufacture of certain of our generic products and product candidates, such as our controlled-release products and generic Concerta and oral contraceptives, is more difficult than the manufacture of immediate-release products. Successful manufacturing of these types of products requires precise manufacturing process controls, raw materials that conform to very tight tolerances for specific characteristics and equipment that operates consistently within narrow performance ranges. Manufacturing complexity, testing requirements, and safety and security processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter.

      Our results of operations, financial condition and cash flows could be adversely affected if we are unable to timely complete our construction, conversion and upgrading projects, or adequately equip our facilities in a timely manner, or we are otherwise unable to manufacture any of our significant products.
      In addition, we sometimes file an ANDA or NDA based on study results utilizing product batches that are smaller than what we anticipate may be required for the commercial launch of that product. Thus, in order to manufacture these products for commercial launch, we must “scale-up” our manufacturing process for use on larger equipment, in accordance with FDA regulations. Our results of operations, financial condition and cash flows could be adversely affected if we are unable to successfully scale-up any of our significant products or if successful scale-up of any such product is delayed.

If we are unable to obtain sufficient supplies of raw materials from key suppliers that in some cases may be the only source of those supplies, our ability to manufacture and market our products may be impaired.
      Some of the raw materials used in the manufacture of our generic and brand products are available from limited sources and, in some cases, a single source. Any curtailment in the availability of these raw materials could be accompanied by production or other delays and, in the case of products for which only one raw material supplier exists or has been approved by the FDA, could result in a material loss of sales, with consequential adverse effects on our results of operations, financial condition and cash flows. In addition, because raw material sources for pharmaceutical products must generally be identified and approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. We also obtain a portion of our raw materials from foreign suppliers, and our arrangements with these suppliers are subject to, among other risks, FDA approval, governmental clearances, natural disasters, export duties, political instability, currency fluctuations and restrictions on the transfer of funds abroad.
      We have at times experienced problems as a result of a lack of availability of raw materials. These problems result from the supplier’s delay in providing these materials, delays in getting these materials through customs, the closure of a particular materials source and the unavailability of a comparable replacement, and defects in the materials received by us. We have at times also experienced problems as a result of our acquisition cost of raw materials becoming too close to, or even more than, the price at which finished pharmaceutical product may be obtained in the marketplace. While we have improved our efforts to actively identify alternative and redundant sources of raw materials and negotiated lower prices for current raw materials, any inability to obtain raw materials on a timely and cost effective basis could adversely affect our results of operations, financial condition and cash flows.
      From time to time, we purchase raw materials and make commercial quantities of our product candidates prior to the date that we receive FDA final marketing approval or satisfactory resolution of the patent infringement litigation, if any. Purchase of raw materials and production of pre-launch inventories involves the risks that such product may not be approved for marketing by the FDA on a timely basis or ever, that such approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventory and that we may be liable for patent infringement damages. If any of these risks were to occur or the launch of such products is significantly postponed, we may be required to reassess the net realizable value of the related raw materials or inventory and could, in such case, incur a charge, which may be significant, to write down the value of such materials or inventory.

There are inherent uncertainties involved in the estimates, judgments and assumptions used in the preparation of our financial statements, and any changes in those estimates, judgments and assumptions could have a material adverse effect on our financial position and results of operations.
      The consolidated and condensed consolidated financial statements that we file with the SEC are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates we are required to make under GAAP include, but are not limited to, those related to revenue recognition and sales returns and allowances, allowance for doubtful accounts receivable, inventories and cost of goods sold, useful life or impairment of goodwill and other long-lived assets, litigation settlements and related accruals, income taxes, and self insurance programs. In instances where we have entered into collaborative agreements for the sale of certain generic products, the net revenues that we have reported are subject to numerous estimates by these other parties, such as returns and other sales allowances and certain related expenses. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by those with whom we have entered into collaborative agreements. Appropriate adjustments to the estimates will be prospectively made, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, our historical experience and on various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that these assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.
      Allowances against sales for estimated discounts, rebates, returns, chargebacks, shelf stock adjustments and other sales allowances are established by us concurrently with the recognition of revenue.
      Our most significant sales allowances vary depending upon the business segment. In our distribution business, our most significant sales allowances are for estimated returns, discounts and rebates. Sales returns and allowances for estimated discounts and rebates have historically have been predictable and less subjective. In our generic business, our most significant sales allowances are for estimated discounts, customer and Medicaid rebates, returns, chargebacks and shelf stock adjustments. The estimates for returns, chargebacks and shelf stock adjustments are more subjective and, consequently, may be more variable. In our brand business, our most significant sales allowances are for estimated discounts, returns and Medicaid and managed care rebates. The estimates for returns are more subjective and, therefore, may be more variable.
      These allowances are established based upon consideration of a variety of factors, including, but not limited to, prescription data, inventory reports and other information received from our customers and other third parties, our customers’ right of return, historical information by product, the number and timing of competitive products approved for sale, both historically and as projected, the estimated size of the market for our products, current and projected economic conditions, anticipated future product pricing, future levels of prescriptions for our products and other analyses that we perform. We believe that the sales allowance accruals are reasonably determinable and are based on the information available at that time to arrive at our best estimate of the accruals. The key assumptions used to arrive at our best estimate of the accruals for sales allowances are our estimate of inventory levels in the distribution channel, our estimates of future price changes and potential returns. Our estimates of prescription data, inventory at customers and in the distribution channel are subject to inherent limitations of estimates that rely on third party data, as certain third party information may itself rely on estimates, and reflect other limitations. Actual product returns, chargebacks, shelf stock adjustments and other sales allowances incurred are dependent upon future events. We periodically monitor the factors that influence sales returns and allowances and make adjustments to these provisions when we believe that actual product returns, chargebacks, shelf stock adjustments and other sales allowances may differ from previously established allowances. If conditions in future periods change, revisions to previous estimates may be required, potentially in significant amounts. Changes in the level of provisions for estimated product returns, chargebacks, shelf stock adjustments and other sales allowances will affect revenues.

If we are unable to adequately protect our technology, our business could suffer.
      Our success with the products that we develop will depend, in part, on our ability to obtain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending. We cannot be sure that we will receive patents for any of our patent applications. Furthermore, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not approved or, even if approved, such patents are circumvented or not upheld in a court of law, our ability to competitively exploit our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially exploit these products may be diminished. From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented.
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
      Our federal income tax returns for the years 1999 to 2003 are currently under audit by the Internal Revenue Service. Despite our belief that our tax return positions are correct and supportable, our policy is to establish accruals for tax contingencies that may result from examinations by tax authorities. While it is difficult to predict the final outcome of any particular tax matter, we believe that our tax accruals provide an adequate allowance for such contingencies. The tax accruals are analyzed periodically and adjustments are made, as events occur to warrant such adjustment. Our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.

Our operations could be disrupted if our information systems fail or if we are unsuccessful in implementing necessary upgrades.
      Our business depends on the efficient and uninterrupted operation of our computer and communications software and hardware systems, and our other information technology. We have substantially completed the implementation of significant upgrades to our information systems, including the implementation and qualification of our JDE software. If our systems were to fail or we were unable to successfully expand the capacity of these systems or to integrate new technologies into our existing systems, our operations and financial results could suffer.

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

We will continue to incur losses in the brand business until we conclude our disposition of this business unit.
      On March 2, 2005, we entered into agreements for the sale and licensing of certain rights and assets related to our Fortamet and Altoprev brand pharmaceutical products. The closing of this transaction is subject to certain customary conditions including clearance under the Hart-Scott-Rodino Antitrust Improvements Act. We anticipate continuing to operate our brand business unit until the closing occurs, which we anticipate to be on or before May 2005. Subsequent to the closing, we have agreed to provide certain transition services. In connection with this divestiture, we estimate that we will incur personnel related expenses of approximately $8.0 million, including severance, performance incentives and retention. In addition, we estimate we will incur approximately $6.5 million in other costs, including $4.0 million in non-cash charges.
      Until that disposition is completed, net sales of our brand products could be adversely affected by the reduction in our existing sales force as a result of our announced intention to dispose of this business to First Horizon or manufacturing issues which, as of March 1, 2005, we are experiencing with respect to Altoprev.

Our sales of generic products may suffer if the use of such products is limited through legislative, regulatory and other efforts.
      Pharmaceutical companies increasingly have used state and federal legislative, regulatory and other means to delay generic product competition. These efforts have included:

•	pursuing new patents that could extend patent protection for their brand products and delay the launch of generic competition;

•	selling the brand product as an authorized generic, either by the brand company directly, through an affiliate or by a marketing partner;

•	pursuing pediatric exclusivity for their brand products;

•	using the Citizens Petition process to request amendments to FDA standards;

•	seeking changes to U.S. Pharmacopeia, an organization that publishes industry recognized compendia of drug standards;

•	attaching patent extension amendments to unrelated federal legislation; and

•	engaging in state-by-state initiatives to enact legislation that restricts the substitution of certain generic products.
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
      In recent years, the distribution network for both brand and generic products has undergone significant consolidation marked by mergers and acquisitions among wholesalers and the growth of large retail drug store chains and mail order pharmacies that control a significant share of the market. As a result of the concentration of the customer base and the potential for further consolidation, the loss of any of our customers or significant defaults in payment or reductions in purchases from our customers could adversely affect our results of operations, financial condition and cash flows.

Our distribution business concentrates on generic products and is therefore subject to the risks of the generic industry.
      The ability of our distribution business to provide consistent, sequential quarterly growth is affected, in large part, by our participation in the launch of new products by us and other generic manufacturers and the subsequent advent and extent of competition encountered by these products. This competition can result in significant and rapid declines in the prices of these products and a corresponding decrease in the net sales of our distribution operations. Our margins can also be affected by the risks inherent to the generic industry.

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
      The cost of insurance, including directors’ and officers’, workers’ compensation, product liability, business interruption and general liability insurance, continues to represent a significant expense to us. In response, we may increase deductibles and/or decrease some coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could adversely affect our results of operations, financial condition and cash flows.
      The design, development, manufacture, sale and utilization of our products and the products we distribute involve an inherent risk of product liability claims and represent a continuing risk, as no reasonable amount of insurance can fully protect against all such risks because of the potential liability inherent to the business of producing or distributing pharmaceuticals for human consumption or use. Although we currently maintain product liability insurance in amounts we believe to be commercially reasonable, product liability insurance is expensive and may not be available in the future on acceptable terms or in sufficient amounts, if it is available at all, particularly for certain classes of products. A claim brought against us, even if covered by our insurance policies, could adversely affect our results of operations, financial condition and cash flows.
      As most of our operations are located in South Florida, on an annual basis we are faced with the possibility of incurring damages or business disruption as a result of a hurricane. Business interruption insurance is expensive and may not be available in amounts that will fully protect us from such occurrences, whether caused by casualties such as hurricanes or fire, or other events, which may or may not be within our control.

We have entered into a consent decree with the SEC, and future SEC investigations could result in the imposition of severe penalties.
      On May 6, 2003, we entered into an administrative consent Order with the SEC pursuant to which, without admitting or denying the SEC’s findings, we agreed to cease and desist from committing or causing any future violations of certain of the reporting provisions of the Securities Exchange Act of 1934. The order related to the SEC’s finding that Cybear had improperly recognized approximately $1.3 million in revenue (representing approximately $27,000 in gross profit) pursuant to a joint venture between Andrx and Cybear. In a separate matter addressed in the same consent Order, the SEC found that our allowance for doubtful accounts receivable was understated due to the unauthorized actions of an employee who had altered certain of our accounts receivable records. A future violation of the SEC consent decree could result in the imposition of fines or other sanctions that could have a material adverse effect on our business and results of operations.
Risks Relating to the Pharmaceutical Industry Generally and to Andrx Specifically

Our failure to comply with FDA, Drug Enforcement Administration (DEA), licensure and other regulatory requirements could adversely affect our business.
      All pharmaceutical companies, including us, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA, and, to a lesser extent, by DEA, Environmental Protection Agency (EPA), Occupational Safety and Health Administration (OSHA) and state government agencies and regulators. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act, the Prescription Drug Marketing Act and other federal and state statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storage, purchase, record keeping, safety, approval, marketing, advertising, promotion, sale and distribution of our products and those that we distribute. The process of complying with these statutes and regulations is rigorous, time-consuming and costly, and our failure to comply could adversely affect our results of operations, financial condition and cash flows.
      Under these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by FDA, DEA, EPA, OSHA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our facilities and manufacturing techniques are in compliance with cGMP and other FDA regulations. Following these inspections, the FDA may provide inspectional observations on a Form 483 and issue warning letters that could cause us to modify activities identified during the inspection. A Form 483 is generally issued at the conclusion of an FDA inspection and lists conditions the FDA staff believes are objectionable conditions with respect to cGMP or other FDA regulations. FDA guidelines specify that a warning letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. Any non-compliance with cGMP or the corrective action plan we proposed to the FDA in response to the Form 483 observations issued by the FDA on July 16, 2004 and March 3, 2004, and the FDA Warning Letter we received in August 2000, could have a material adverse effect on our financial condition and results of operations.
      We cannot assure you that the FDA will not seek to impose sanctions against us for violations of applicable statutes and regulations. The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions and civil or criminal prosecution. Any such sanctions, if imposed, could adversely affect our results of operations, financial condition and cash flows. Under some circumstances, the FDA also has the authority to revoke previously granted drug approvals. Sanctions similar to those enumerated above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. If our operations are deemed deficient in any significant way, it could have a material adverse effect on our financial condition and results of operations. Some of our vendors are subject to similar regulation and periodic inspections. We cannot predict the extent to which we, or they, may be affected by these types of regulatory developments.

      We are also subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our operations, and these permits are subject to modification, renewal and revocation by the issuing authorities. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased manufacturing activities at any of our facilities. We could be adversely affected by any failure to comply with environmental laws, including the costs of undertaking a clean-up at a site to which our wastes were transported.

There is no assurance that our products will receive FDA approval or enjoy the benefits of the 180-day exclusivity period.
      Pharmaceutical manufacturers are generally required to obtain approval from the FDA, and possibly other regulatory agencies, before manufacturing, marketing and shipping their products. This approval process is often costly, time-consuming and litigious. We cannot assure you that our drug applications will be timely approved by the FDA or by any other regulatory agency, if at all.
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
      If we are the first ANDA with a Paragraph IV certification accepted for filing by the FDA, and timely provide notice of our Paragraph IV certification to the NDA owner and any patent holders, we may be eligible to receive 180 days of marketing exclusivity. Our ability to secure the benefit of this exclusivity period depends on a variety of factors, some of which are beyond our control, which may decrease the value of the exclusivity period for some of our ANDA filings. Additionally, marketing exclusivity may also be shared with one or more other generic manufacturers depending on the circumstances.
      For brand products, the FDA approval process necessitates the filing of an NDA, which typically involves time-consuming and costly safety and effectiveness testing. To date, we have submitted for approval our brand name controlled-release pharmaceutical products using a type of NDA referred to as a Section 505(b)(2) NDA, which enables the applicant to rely on published reports for safety and effectiveness studies, thus reducing the time and expense of new drug development. There are limitations on the use of Section 505(b)(2) NDAs, however. 505(b)(2) NDA’s are subject to potential 30-month stays, like ANDAs, but are not eligible for 180-days of marketing exclusivity. Patent listing/certification requirements and marketing exclusivity awarded to reference or competitor products may result in delays in the approval process similar to those described above for ANDAs. There is also a great deal of uncertainty concerning the extent to which Section 505(b)(2) NDAs may rely upon prior FDA findings that reference drugs are safe and effective for approved uses, and what additional clinical and other testing is necessary to obtain approval of such applications.

We are subject to Therapeutic Equivalent Substitution, Medicaid Reimbursement and Price Reporting, and we and other drug manufacturers may be the target of governmental investigations and related pricing litigation.
      Federal legislation requires pharmaceutical manufacturers to pay to state Medicaid agencies prescribed rebates on drugs to enable them to be eligible for reimbursement under Medicaid programs. Various federal and state Medicaid agencies and other enforcement officials are investigating the effects of pharmaceutical industry pricing practices such as how average wholesale price (AWP) and average manufacturer’s price

(AMP) are calculated and how pharmaceutical manufacturers report their “best price” on a drug under the federal Medicaid rebate program. AWP and AMP are standard pricing measures (calculated by a third-party such as First Data Bank) used throughout the industry as a basis for calculating drug prices under contracts with health plans and pharmacies and rebates with pharmaceutical manufacturers.
      There are numerous lawsuits pending throughout the country brought by consumer and governmental entities claiming that drug makers overcharged Medicaid for prescription medications, and they were damaged as a result. We have been named as a defendant in a number of these lawsuits. We are not in a position to determine the ultimate outcome of this litigation or any other such claims that may subsequently be brought by others, but our business, financial condition or results of operations could be materially adversely affected by an adverse determination.

We are subject to Post-Marketing Actions.
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
      We may be required to notify the FTC of agreements that we enter into with other pharmaceutical companies, either pursuant to legislation enacted in January 2004 and guidelines issued by the FTC prescribing certain notifications that must be sent to the FTC, or pursuant to the Consent Decree we entered into with the FTC in May 2001. Under either scenario, the law by which the FTC or the courts in litigation commenced by private litigants will evaluate such agreements is extremely unclear. As a result, the manner in which we seek to resolve intellectual property litigation with branded pharmaceutical companies or to commercialize our or other’s ANDAs or exclusivity rights could be the subject of additional private-party litigation against pharmaceutical companies, additional investigations or proceedings by the FTC or other governmental authorities, or uncertainties concerning the appropriateness of proposed transactions which make commercial sense, but which may potentially have asserted anticompetitive implications.

The changing United States healthcare environment may impact our revenue and income.
      Our products and services are intended to function within the structure of the healthcare financing and reimbursement system currently existing in the United States. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care, cuts in Medicare funding affecting our healthcare provider customer base, consolidation of competitors, suppliers and customers, and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause healthcare industry participants to greatly reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce our income. Federal legislation was enacted in 2004 giving Medicare beneficiaries a prescription drug benefit in 2006 and drug discounts prior to 2006. It is uncertain to what extent this legislation will impact us, if at all.

Risks Associated With Investment in Our Common Stock

Our stock price has experienced volatility, which may affect our stockholders’ ability to sell their stock at an advantageous price and could impact the market value.
      The market price of our common stock has been and may continue to be volatile. For example, through March 1, 2005, the market price of our common stock has fluctuated during the past 12 months between $14.09 per share and $30.87 per share. Therefore, this volatility may affect a stockholder’s ability to sell our stock at an advantageous price. Market price fluctuations in our stock may be due to acquisitions, dispositions or other material public announcements, along with a variety of additional factors, including:

•	new product introductions;

•	the purchasing practices of our customers;

•	regulatory issues, including receipt of new drug approvals from the FDA, compliance with FDA or other agency regulations or the lack or failure of either of the foregoing;

•	the ability to manufacture our products and product candidates;

•	changes in the degree of competition for our products;

•	the announcement of technological innovations or new commercial products by our competitors or us;

•	changes in governmental regulation affecting our business environment;

•	any future issuances of our common stock or other securities;

•	the issuance of new patents or other proprietary rights;

•	the announcement of earnings;

•	the publication of earnings estimates or other research reports and speculation in the press or investment community;

•	the loss of key personnel;

•	the inability to acquire sufficient supplies of finished products or raw materials;

•	litigation and/or threats of litigation;

•	failure or delay in meeting milestones in collaborative arrangements expected to result in revenues;

•	unanticipated expenses from joint ventures not under our control;

•	publicity regarding actual or potential clinical results with respect to products we have under development or with respect to any consent decree to which we are, or may become, subject;

•	any outbreak or escalation of hostilities;

•	political developments or proposed legislation in the pharmaceutical or healthcare industry;

•	general market and economic conditions; and

•	divestiture or acquisition of businesses or products.
      These and similar factors have had and could in the future have a significant impact on the market price of our common stock. In addition, the stock markets in general, including The Nasdaq Stock Market, have experienced extreme price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often have been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may affect adversely the market prices of our common stock.

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
      Some provisions in our certificate of incorporation and bylaws may have anti-takeover effects and may delay, defer or prevent a takeover attempt of us. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prevents us from engaging in a “business combination” with a person who is an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless prescribed approvals are obtained. The application of Section 203 also could have the effect of delaying or preventing a change of control of us.

EXECUTIVE OFFICERS
      The Board of Directors appoints our executive officers each year. As of March 1, 2005, our executive officers were as follows:

			Executive
Name	Age	Position	Officer Since

Thomas P. Rice	54	Andrx Corporation — Chief Executive Officer and a Director	2004
Angelo C. Malahias	43	Andrx Corporation — President	1996
Scott Lodin	49	Andrx Corporation — Executive Vice President, General Counsel and Secretary	1994
John M. Hanson	52	Andrx Corporation — Senior Vice President and Chief Financial Officer	2004
Thomas R. Giordano	54	Andrx Corporation — Senior Vice President and Chief Information Officer	2004
Ian J. Watkins	42	Andrx Corporation — Senior Vice President of Human Resources	2003
Lawrence J. Rosenthal	59	Andrx Pharmaceuticals, Inc. — President	2002
Daniel H. Movens	46	Anda, Inc. — President	2002
      Thomas P. Rice, Andrx Corporation Chief Executive Officer, was appointed CEO on February 3, 2004, and has been a director of Andrx since April 1, 2003. Mr. Rice served as a director of Chesapeake Biological Laboratories, Inc., a provider of contract manufacturing services for sterile, injectible pharmaceuticals, from 1997 to January 2001 and served as President and Chief Executive Officer from January 1999 through March 2003. In 1996, he co-founded Columbia Investments LLC, which invests in emerging service companies. From 1993 to January 1996, Mr. Rice was Executive Vice President and Chief Operating Officer of Circa Pharmaceuticals, Inc. and from 1993 to January 1995, Chief Financial Officer of Circa. Mr. Rice was employed by Deloitte & Touche LLP from 1978 to 1985.
      Angelo C. Malahias, Andrx Corporation President has been with Andrx since 1996. Prior to his appointment as President in February 2004, Mr. Malahias served as Executive Vice President and Chief Financial Officer. Mr. Malahias was a director of Cybear, from April 1999 until the September 2000 reorganization. Mr. Malahias was Vice President and Chief Financial Officer of Circa Pharmaceuticals, Inc. from January 1995 to January 1996, where he also served as Corporate Controller from July 1994 to January 1995. Mr. Malahias was employed by KPMG LLP from 1983 to July 1994.
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
      John M. Hanson, Andrx Corporation Senior Vice President and Chief Financial Officer has been with Andrx since April 2003. Prior to his appointment as Chief Financial Officer in February 2004, Mr. Hanson served as Vice President, Finance. From November 2000 through June 2001, Mr. Hanson served as Chief Financial Officer of Mylan Laboratories, Inc. and from September 1996 through October 2000, Mr. Hanson served as Chief Financial Officer of Zenith-Goldline Pharmaceuticals, Inc., the U.S. generic products subsidiary of IVAX Corporation. Mr. Hanson was employed by Arthur Andersen LLP from 1984 to 1995 and is a certified public accountant.
      Thomas R. Giordano, Andrx Corporation Senior Vice President and Chief Information Officer has been with Andrx since November 2002. From December 2001 through November 2002, Mr. Giordano was an information systems consultant. From 1998 through December 2001, Mr. Giordano served as global Chief Information Officer for Burger King Corporation. Prior to working for Burger King Corporation, Mr. Giordano served as Senior Vice President and Chief Information Officer for Racal Data Group.

      Ian J. Watkins, Andrx Corporation Senior Vice President, Human Resources has been with Andrx since April 2003. Mr. Watkins served as Corporate Vice President of Human Resources of Bausch and Lomb, Inc., an ophthalmic healthcare company from November 1999 through December 2002. From 1996 to November 1999, Mr. Watkins served as Vice President of Human Resources for Bausch & Lomb’s Europe, Middle East and Africa Region.
      Lawrence J. Rosenthal, Andrx Pharmaceuticals, Inc. President has been with Andrx since January 1999. From 1999 through 2003, Mr. Rosenthal served as Executive Vice President of Sales and Marketing for Andrx Pharmaceuticals, Inc. From 1986 through January 1999, Mr. Rosenthal was employed at Teva Pharmaceuticals, Inc., last serving as its Vice President of Sales and Marketing.
      Daniel H. Movens, Anda, Inc. President has been with Andrx since 1995. Prior to his appointment as President in February 2004, Mr. Movens served as Anda’s Executive Vice President of Operations. For 15 years before joining Andrx, Mr. Movens worked in the retail pharmacy industry, working in independent pharmacies and pharmacy chains.
      On May 6, 2003, Mr. Lodin entered into an administrative consent Order with the SEC pursuant to which, without admitting or denying the SEC’s findings, agreed to cease and desist from committing or causing any future violations of certain of the reporting provisions of the Securities Exchange Act of 1934. The Order related to the SEC’s finding that Cybear had improperly recognized approximately $1.3 million in revenue (representing approximately $27,000 in gross profit) pursuant to a joint venture between Andrx and Cybear. The SEC’s Order found that these amounts were improperly recognized in Cybear’s March 31, 2000 and June 30, 2000 Forms 10-Q, and in the July 31, 2000 joint proxy statement/ prospectus with respect to the reorganization completed in September 2000.
      Andrx officers, directors and certain other employees from time to time may enter into “Rule 10b5-1 Plans”. Under an appropriate Rule 10b5-1 Plan, such individuals may instruct a third party, such as a brokerage firm, to engage in specific securities transactions in the future based on a formula without further action by the stockholder, provided that the plan satisfies the legal requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Item 2.	Properties
      We conduct our operations using a combination of owned and leased properties which are used for manufacturing, research and development (R&D), warehousing, distribution, sales and marketing and administrative functions. We believe that these facilities are suitable for the purposes for which we use them. The following table provides a summary of our significant owned and leased premises:

Owned
or
Location	Leased	Primary Use	Segment

Davie, Florida — 4955 Orange Drive	Owned	Manufacturing, R&D, Warehouse, Administration	Generic
Davie, Florida — 4001 SW 47th Avenue	Leased	Manufacturing, Administration	Generic
Davie, Florida — 4011 SW 47th Avenue	Leased	Manufacturing, Warehouse, Administration	Generic
Sunrise, Florida — Marina West Warehouse	Leased	Warehouse, Administration	Generic
Weston, Florida — 2945 W Corporate Lakes Blvd (Building E)	Leased	Manufacturing, R&D, Warehouse, Administration	Generic
Morrisville, North Carolina	Owned	Manufacturing — (Presently Unoccupied)	Generic
Davie, Florida — 4360 Oaks Road	Leased	Warehouse	Generic
Davie, Florida — 4380 Oaks Road	Leased	Warehouse	Generic
Ft. Lauderdale, FL — 4491 S. State Rd. 7 Suite 200	Leased	Administration	Generic
Weston, Florida — 2915 Weston Road	Leased	Warehouse, Sales and Marketing, Administration	Distribution
Groveport, Ohio	Leased	Warehouse, Administration	Distribution
Grand Island, New York	Owned	Administration, Sales and Marketing	Distribution
Hackensack, New Jersey	Leased	Administration	Brand, Generic
Weston, Florida — 3040 Universal	Leased	Sales and Marketing, Administration	Brand
Plantation, Florida	Leased	Administration, Sales and Marketing	Generic
      Following our expansion at some of our Florida facilities, we believe that we will have sufficient facilities to conduct our operations through 2007. However, we continue to evaluate the purchase or lease of additional properties, as our business requires.

Item 3.	Legal Proceedings
      See also “Item 1 — Patent Infringement Litigation” of this report for a description of certain patent and other litigation.
Ongoing Other Litigation

Drug Pricing Litigation
      On August 3, 2004, the City of New York filed an action in the U.S. District Court for the Southern District of New York against numerous pharmaceutical companies, including us, claiming they overcharged Medicaid for prescription medications. Three similar complaints were filed in January 2005 by Onondaga, Rockland and Westchester counties of New York against numerous pharmaceutical companies, including us. Additionally, Suffolk County of New York has sought leave to amend its original complaint, wherein the amended complaint seeks to add us and other additional pharmaceutical companies and Erie County of New

York filed a similar complaint in New York State Court in March 2005. These complaints generally allege overpayments of varying amounts with respect to our metformin and Cartia XT products. These cases have been, or are expected to be consolidated, in the U.S. District Court for the District of Massachusetts. In addition, the state of Alabama through its Attorney General, has filed a similar lawsuit against numerous pharmaceutical companies, including Andrx, in the Circuit Court of Montgomery County, Alabama. There are numerous other lawsuits pending throughout the country brought by consumer and governmental entities related to this issue.

Cardizem CD Antitrust Litigation
      Beginning in August 1998, several putative class action lawsuits were filed against Aventis (formerly Hoechst Marion Roussel, Inc.) and us arising from a 1997 stipulation entered into between Aventis and us in connection with a patent infringement suit brought by Aventis with regard to its product Cardizem CD. The actions pending in federal court have been consolidated for multi-district litigation purposes in the U.S. District Court for the Eastern District of Michigan, with one of the cases filed by a group of direct purchasers having since been remanded back to the U.S. District Court for the Southern District of Florida. The complaint in each action alleges that Aventis and us, by way of the 1997 stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly have given Aventis and us a near monopoly in the U.S. market for Cardizem CD and a generic version of that pharmaceutical product. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 2000, the U.S. District Court for the Eastern District of Michigan granted summary judgment to plaintiffs finding that the 1997 stipulation was a per se violation of antitrust laws. On June 13, 2003, the U.S. Court of Appeals for the Sixth Circuit affirmed the district court’s decision. On October 12, 2004, the U.S. Supreme Court declined to review this case.
      Essentially reiterating the claims asserted against us in the aforementioned Cardizem CD antitrust class action litigation and seeking the same relief sought in that litigation are: (i) the May 14, 2001 complaint filed by the attorneys general for the states of New York and Michigan, joined by 13 additional states and the District of Columbia, on behalf of their government entities and consumers resident in their jurisdictions, which was subsequently amended to add 12 additional states and Puerto Rico to the action; (ii) the July 26, 2001 complaint filed by Blue Cross Blue Shield of Michigan, joined by three other Blue Cross Blue Shield plans; (iii) two actions pending in state courts in Florida, and (iv) two actions pending in state courts in Kansas.
      On November 26, 2002, the U.S. District Court for the Eastern District of Michigan approved a settlement between the direct purchasers and Aventis and us. In October 2003, the U.S. District Court for the Eastern District of Michigan approved a settlement between the indirect purchasers and Aventis and us. In November 2004, the United States Court of Appeals for the Sixth Circuit denied an appeal of the District Court’s approval of that settlement. The plaintiffs have additional time to determine whether they want to request the U.S. Supreme Court review of this matter.
      In April 2004, we settled our litigation with the four Blue Cross Blue Shield plaintiffs who opted-out of the settlement with the indirect purchasers. We have also agreed with all remaining plaintiffs, consisting of the direct purchaser groups that opted out of the settlement with the direct purchaser class, upon a methodology for disposing of the claims asserted by that group after receiving such guidance as the U.S. Supreme Court may give on the issues raised. As a result of that methodology, and the U.S. Supreme Court’s determination that it will not review the decision of the Court of Appeals for the Sixth Circuit, the parties have settled this matter and have dismissed or are in the process of dismissing all related cases.

Wellbutrin SR Related Securities Claims
      Seven complaints were filed against us and certain of our current and former officers and directors for alleged material misrepresentations regarding the expiration dating for our generic versions of Wellbutrin SR/ Zyban and that we knew that our products would not receive timely FDA approval. All of these cases were consolidated and on October 20, 2003, the plaintiffs filed a consolidated amended class action complaint in the U.S. District Court for the Southern District of Florida against us and Richard J. Lane, our former Chief Executive Officer, alleging a class period from March 1, 2002 through March 4, 2003. After the District Court granted our motion to dismiss this complaint, on March 5, 2004, the plaintiffs further amended their complaint to assert that we knew, when we filed our ANDAs, that the products would not be approved by the FDA because of their expiration dating.

PPA Litigation
      Beginning in October 2001, 12 product liability lawsuits were filed against us and others for personal injuries allegedly arising out of the use of phenlypropanolamine (PPA). The actions have been consolidated and transferred to the U.S. District Court for the Western District of Washington. We were named in the suits because we acquired the Entex product from Elan. While PPA was at one time contained in Elan’s Entex product, we reformulated Entex upon acquiring it from Elan and eliminated PPA as an active ingredient thereof. All of these cases were dismissed, either voluntarily or pursuant to court order. Notwithstanding a court order dated September 15, 2004, which dismissed the case and enjoined the re-filing of that case in state court, in December 2004, the plaintiff in one of those actions, Laura M. Bonucchi, filed an amended complaint in the Michigan Circuit Court for the County of Ingham, to again name us as a defendant in connection with this matter. Elan has agreed to indemnify us with respect to this claim.

Lemelson Patent Litigation
      On November 23, 2001, the Lemelson Medical, Education & Research Foundation, LP filed an action in the U.S. District Court for the District of Arizona alleging patent infringement against us and others involving “machine vision” or “computer image analysis.” On March 20, 2002, the U.S. District Court for the District of Arizona entered an Order of Stay in the proceedings, pending the resolution of another suit before the U.S. District Court for the District of Nevada, which involves the same patents, but does not involve us. On January 23, 2004, that Nevada court issued an order determining that certain Lemelson patents, including the patents asserted against us, were unenforceable. Lemelson moved to amend or alter that judgment and on May 27, 2004, an amended judgment of non-infringement was entered. On June 22, 2004, Lemelson appealed the judgment to the U.S. Court of Appeals for the Federal Circuit.
Other Pending Matters
      We are involved in various other disputes, governmental and/or regulatory inspections, inquiries, investigations and proceedings that are deemed immaterial by us, and litigation may arise from time to time in the ordinary course of business. The process of resolving such matters through litigation or other means is inherently uncertain, and it is possible that the resolution of these matters could have a material adverse effect on our business and consolidated financial statements.
Litigation Resolved in 2004

Tiazac Related Securities Claims
      Several securities fraud class action complaints were filed in March 2002, alleging that we and certain of our current and former officers and directors engaged in securities fraud and/or made material misrepresentations regarding the regulatory status of our ANDA for a generic version of Tiazac. The amended class action complaint sought a class period for those persons or institutions that acquired our common stock from April 30, 2001, through February 21, 2002. In November 2002, the U.S. District Court for the Southern District of Florida granted in part our motion to dismiss the amended consolidated class action complaint and determined that all but one of the statements allegedly made in violation of the federal securities laws should be dismissed as a matter of law. The Court’s decision reduced the class period to six weeks commencing January 9, 2002, and ending February 21, 2002. The Court also later granted our motion to strike all allegations of insider trading from the complaint. In December 2003, defendant’s motion for summary judgment was granted and a final judgment was entered in favor of the defendants. The plaintiffs have filed a notice of appeal of the motion to dismiss and the summary judgment orders. On August 6, 2004, the Court entered a final judgment and granted final approval of the settlement stipulation entered by the defendants and the class members.

Trademark Litigation
      On August 13, 2003, Kos Pharmaceuticals, Inc. filed a complaint in the U.S. District Court for the District of New Jersey alleging trademark infringement and unfair competition, and seeking to enjoin us from using the Altocor name. On September 18, 2003, the District Court denied Kos’ motion for preliminary injunction. On May 24, 2004, the U.S. Court of Appeals for the Third Circuit reversed the District Court’s opinion, and remanded the matter back to the District Court. On May 27, 2004, the District Court issued a preliminary injunction, effective June 18, 2004, enjoining us from the continued use of the Altocor name. On June 9, 2004, Kos and Andrx entered into a settlement requiring our payment of $6 million to Kos. As part of the settlement, Kos, and later the District Court, agreed to the dismissal of this case and certain modifications to the District Court’s preliminary injunction. Pursuant to that modified preliminary injunction, product labeled Altocor was permitted to remain in the distribution channel through August 15, 2004, but all product and promotional materials bearing the Altocor name had to be withdrawn from the distribution channel by that date. On August 25, 2004, we certified to the District Court that we had fully complied with the terms and conditions of the injunction and described in detail the steps undertaken to assure compliance.

Famotidine (Pepcid)
      As part of the CARAN joint venture between us and Carlsbad Technologies, Inc., Carlsbad developed and is manufacturing for distribution by us, famotidine, a generic version of Pepcid. In July 2001, Richter Gedeon Vegyeszeti Gyar RT sued us, Carlsbad and seven other defendants for patent infringement in the U.S. District Court for the Eastern District of New York. Carlsbad agreed to indemnify us from any liability arising out of this lawsuit and settled this matter. The U.S. District Court for the Eastern District of New York entered a stipulation of dismissal in May 2004.

Burnett Employment Dispute
      On October 19, 1993, Terrill Hill Burnett filed an action in the U.S. District Court for the Southern District of New York against Physicians’ Online (POL), and some of the original shareholders thereof, alleging POL breached her employment contract, securities and common law fraud with respect to the sale of shares of common stock, breach of fiduciary duty, negligent misrepresentation and gender discrimination, and seeking damages in excess of $1 million plus punitive damages. In May 2004, the parties agreed to settle this matter upon our payment to the plaintiff of an immaterial amount.

Alpharma Breach of Contract Litigation
      On September 26, 2003, Alpharma filed a complaint against one of our subsidiaries, Armstrong Pharmaceuticals, Inc., in the U.S. District Court for the Southern District of New York. Alpharma alleged that the contractual breach by Armstrong resulted in the recall of epinephrine mist, a product manufactured by Armstrong for Alpharma. In the complaint, Alpharma sought to recover $18 million in damages for breach of contract, $17.4 million in damages for negligent misrepresentations (many of which preceded our involvement), and $50 million in punitive damages. On June 30, 2004, the parties reached a settlement requiring the payment of $5.25 million to Alpharma for the dismissal of this complaint and a release of all parties’ claims against each other in connection with this matter. Andrx and Celltech Manufacturing Inc., from whom we purchased Armstrong in March 2001, shared this payment equally.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
(A)     Market Information
      Andrx common stock is listed on The Nasdaq Stock Market under the ticker symbol “ADRX”.
      For the calendar quarters indicated, the table below sets forth the high and low sales prices per share of Andrx common stock, as reported on The Nasdaq Stock Market, based on published financial resources.

	Andrx Common
	Stock Market Price

	High	Low

2004
First Quarter	$30.87	$23.55
Second Quarter	29.35	22.24
Third Quarter	28.10	16.95
Fourth Quarter	23.63	14.09
2003
First Quarter	$16.83	$7.68
Second Quarter	24.20	11.10
Third Quarter	25.90	16.32
Fourth Quarter	24.05	17.00
      See Note 15 to Consolidated Financial Statements included in Item 8 of this report with respect to a stockholder rights plan adopted in March 2003.
(B)     Holders
      As of March 1, 2005, there were approximately 270 holders of record of Andrx common stock. We believe the number of beneficial owners of Andrx common stock to be approximately 62,000.
(C)     Dividends
      We have never paid any cash dividends on our common stock and do not intend to pay cash dividends for the foreseeable future. We are also prohibited from paying dividends under our senior credit facility without the consent of the agent and the lenders parties thereto.

(D)     Securities Authorized for Issuance under Equity Compensation Plans
      The following table summarizes information, as of December 31, 2004(1), relating to Andrx’s equity compensation plans pursuant to which grants of options, Restricted Stock Units (RSUs) and other rights to acquire shares may be granted from time to time.

Number of Securities
	Number of				Remaining Available
	Securities to be				for Future Issuance
	Issued Upon		Weighted-average		Under Equity
	Exercise of		Exercise Price of		Compensation Plans
	Outstanding		Outstanding		(Excluding
	Options, Warrants		Options, Warrants		Securities Reflected
	and Rights		and Rights		in Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders:
1993 Stock Option Plan and 2000 Stock Option Plan	7,256,200	(2)	$32.94	(3)	5,716,500
Employee Stock Purchase Plan	—		N/A		388,500
Equity compensations plans not approved by security holders	—		N/A		N/A

Total	7,256,200	(2)	$32.94	(3)	6,105,000

(1)	On March 2, 2005, our board of directors accelerated the vesting of all of our out-of-the-money unvested stock options awarded under our option plans which have an exercise price greater than $21.57, which was the closing price of Andrx common stock on March 2, 2005.

(2)	Includes an aggregate of 460,500 RSUs. Excludes approximately 2,900 options to purchase Andrx common stock with exercise prices ranging from $314 to $18,500 per share, as a result of the May 2002 conversion of Cybear common stock into Andrx common stock.

(3)	Weighted average exercise price of outstanding options excludes RSUs and the 2,900 Andrx common stock options converted in the May 2002 Cybear conversion with exercise prices ranging from $314 to $18,500.
      See Note 15 to the Consolidated Financial Statements included in Item 8 of this report.

Item 6.	Selected Financial Data
      Selected Financial Data from Item 7 included is herein incorporated by reference.

Item 7.	Management’s Discussion & Analysis of Financial Condition and Results of Operations
OVERVIEW

Our Business
      We are a pharmaceutical company that:

•	develops, manufactures and commercializes generic versions of controlled-release, niche and immediate-release pharmaceutical products, including oral contraceptives; and

•	distributes pharmaceuticals, primarily generics, which have been commercialized by others, as well as our own, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices.
      Our controlled-release pharmaceutical products use our proprietary controlled-release drug delivery technologies. Controlled-release pharmaceutical products generally provide more consistent drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects, by releasing drug dosages at specific times and in specific locations in the gastrointestinal tract of the body. They also provide “patient friendly” dosage forms that reduce the number of times a drug must be taken, thus improving patient compliance.
      We also commercialize brand pharmaceuticals that, in some instances, use our proprietary controlled-release drug delivery technologies. On March 2, 2005, we entered into agreements with First Horizon Pharmaceutical Corporation for the sale and licensing of certain rights and assets related to our two main brand pharmaceutical products, Fortamet® and Altoprev®. The closing of the transaction, which is subject to certain customary conditions including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, is expected to occur by May 2005 (see Note 21 of Notes to Consolidated Financial Statements).
      We are focusing our efforts on our core competencies of formulation development of generic versions of controlled-release and other pharmaceutical products as well as the sales, marketing and distribution of both our own and others’ generic pharmaceuticals. Our growth strategies include both internal and external efforts, such as strategic alliances, collaborative agreements and acquisitions. We continue to seek agreements with third parties that will leverage our formulation capabilities and our controlled-release technologies, including but not limited to, agreements to develop combination and other products.
      Led by the performances of our distribution business and our generic business, we achieved revenues of approximately $1.1 billion in 2004. Our distribution business reported revenues of $676.4 million. Our generic business generated $387.7 million in revenues, of which $344.4 million related to product revenues and $43.3 million related to licensing and royalties revenues. We launched nine generic products, including two in-licensed from Genpharm Inc., filed 14 Abbreviated New Drug Applications (ANDAs), received two tentative approvals and 10 final approvals from the Food and Drug Administration (FDA). Our brand business generated $81.0 million in revenues, of which $77.4 million related to product revenues and $3.5 million related to licensing and royalties revenues. We launched our Fortamet product in May 2004, and began marketing our cholesterol-lowering product, originally launched in June 2002, under the new name, Altoprev, in June 2004.
      At the end of 2004, our board of directors approved a plan to divest, or seek other strategic alternatives for our brand pharmaceutical business, which we announced in January 2005. We engaged Banc of America Securities LLC to solicit offers for our brand business, which is primarily a sales and marketing organization with a limited number of products. This plan does not include our Entex® and Anexsiatm product lines, which had revenues of $15.8 million and $3.8 million, respectively, for the year ended December 31, 2004. We believe that the brand business will continue to incur operating losses until the disposition of this business is completed. Anticipated operating losses will include charges as a result of our decision to divest our brand business, including retention, performance incentives and severance costs, as well as contract termination costs, including facilities and equipment leases.
      On March 2, 2005, we entered into agreements with First Horizon for the sale and licensing of certain rights and assets related to our Fortamet and Altoprev brand pharmaceutical products. First Horizon has agreed to pay us $50 million for Fortamet and up to $35 million for Altoprev. The amount that we may receive from First Horizon related to Altoprev, if any, is contingent upon meeting and maintaining certain supply requirements, as defined. We will also be entitled to receive royalties on net sales, as defined, of Fortamet and Altoprev of 8% and 15%, respectively. We will retain our obligation to pay a royalty to Sandoz related to Fortamet subject to certain minimums and a maximum. We have also entered into a long-term manufacturing and supply arrangement for Fortamet and Altoprev with First Horizon. The closing of the transaction, which is subject to certain customary conditions including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, is expected to occur by May 2005. After that closing occurs, we have agreed to provide certain transitional services to First Horizon for a period of time.
      In January 2005, we notified Pfizer Inc. that we were exercising our right to terminate our supply and distribution agreement for Cardura® XL, as a result of FDA’s failure to approve Pfizer’s New Drug Application (NDA) for that product by December 31, 2004. The $10 million we previously paid to Pfizer in connection with the execution of the agreement was refunded to us in February 2005.

      In 2004, we recorded numerous charges to cost of goods sold, including $18.7 million for production related write-offs, $11.3 million for write-offs of pre-launch inventories, and a $14.5 million write-down of our North Carolina facility as a result of our June 2004 determination that we would discontinue renovation of that facility, and it is more likely than not that this facility will be sold. We also incurred charges of approximately $8.2 million related to under-utilization and inefficiencies at our manufacturing facilities and $3.5 million related to the impairment of our Entex product rights. While our goal in 2005 is to significantly reduce production write-offs, we expect to continue to experience significant charges to cost of goods sold as a result of production related write-offs and inefficiencies at our manufacturing facilities. We will also charge excess capacity directly to cost of goods sold until such time as the level of production meets the normal capacity requirements subsequent to our Florida renovation.
      In 2004, we also incurred $7.8 million in litigation settlement charges, primarily a $6.0 million settlement relating to the Altoprev name change.

Key Performance Factors
      In our generic business, growth will continue to result primarily from the launch of our new products and will be influenced by the extent of competition such products will encounter. Such growth will be offset by reductions in price and market share of our existing products.
      In our distribution business, growth will continue to be primarily a function of our participation in the distribution of new generic products launched by others, offset by the net price declines typically associated with the distribution of generic products over time.
      Our operating results have been and continue to be highly dependent on a limited number of products, particularly the revenues from our generic versions of Cardizem® CD and, to a lesser extent, Tiazac®, Glucotrol XL® (currently supplied by Pfizer), and our generic versions of Claritin® products (marketed by L. Perrigo Company as “store-brand” over-the-counter (OTC) products), as well as results of our distribution business, which is generally reflective of the growth of the generic industry as a whole. Our future operating results will be less dependent on revenues from Altoprev and Fortamet and the related sales and marketing expenses from our brand business once we close the transaction with First Horizon, and less dependent on licensing revenues (due to the expiration of our agreements with Teva Pharmaceuticals Curacao N.V. and Impax Laboratories, Inc. related to generic versions of Wellbutrin SR® 150mg and Zyban®). Our future operating results may also be highly affected by production related write-offs, inefficiencies and excess capacity at our manufacturing facilities.
      Future operating results will also be dependent on the extent of operating losses our brand business incurs until we close the transaction with First Horizon, the timing and extent of additional competition for our existing generic products, and the timing of our launch of our future generic products, particularly our generic versions of Concerta®, Biaxin® XL, Toprol® XL and additional oral contraceptives, and the extent of competition that those products will face. The timing and value of generic product introductions depends on a number of factors, including successful scale-up, receiving FDA marketing approval, satisfactory resolution of patent litigation and Citizen Petitions, our manufacturing capabilities and capacities, our maintaining compliance with current Good Manufacturing Practices (cGMP) and other FDA guidelines, competition, the expiration of others’ patent and exclusivity rights, and various other factors described in this Annual Report on Form 10-K, our earlier Quarterly Reports on Form 10-Q, and in our other U.S. Securities and Exchange Commission (SEC) filings.

Cash Requirements
      Our most significant 2005 cash requirement will be for facilities, machinery and equipment related to the expansion of our Florida manufacturing facilities. Capital expenditures are currently estimated to be $51 million in 2005. In connection with the divestiture of our brand business, we estimate that we will incur personnel related expenses of approximately $8.0 million, including severance, performance incentives and retention. In addition, we estimate we will incur approximately $6.5 million in other costs which consist of approximately $4.0 million in non-cash charges primarily related to potential lease impairments as well as payments of approximately $2.5 million for transaction costs and contract termination costs.
      Our 2003 income tax return reflected a significant tax loss as the result of certain ordinary business developments. We believe the loss is appropriate and deductible. Nevertheless, we have recorded an accrual, which is included in accrued expenses and other liabilities in the Consolidated Balance Sheets, to fully offset the resulting 2003 and 2004 income tax benefits of approximately $17.2 million and $24.9 million, respectively. The remaining federal loss carryforward of approximately $29.2 million tax effected, may be available to reduce certain future taxable income, which at that time may be similarly offset by an accrual for financial reporting purposes.
      The Internal Revenue Service (IRS) has begun an audit of our 2003 tax return and will likely challenge the 2003 tax loss. As of December 31, 2004, the accrual for this tax loss was $31.3 million and is included in accrued expenses and other liabilities in our Consolidated Balance Sheet. If the IRS were to prevail, we would be required to pay an amount up to the accrual, which will include interest at the statutory rate. If we were to prevail or settle this issue with the IRS, we would reverse all or a portion of the accrual, reduce income tax expenses accordingly, and pay the IRS the settlement amount, if any, including interest at the statutory rate.
      Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.
      We had $210.1 million in cash, cash equivalents and investments available-for-sale at December 31, 2004. As a result of the January 2005 termination of our supply and distribution agreement with Pfizer for Cardura XL, Pfizer refunded $10 million to us in February 2005. In addition, we have a $185 million secured credit facility, of which $169 million was available as of December 31, 2004, pursuant to the borrowing base limits. No amounts were outstanding under this credit facility as of December 31, 2004.
      Our contractual obligations are as follows:

	Payment due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	($ in thousands)
Capital lease obligations	$1,589	$863	$726	$—	$—
Operating lease obligations	64,323	11,833	20,964	14,274	17,252
Purchase obligations	22,433	13,691	8,742	—	—
Other long-term liabilities reflected on the Consolidated Balance Sheet	10,974	—	10,210	210	554

Total	$99,319	$26,387	$40,642	$14,484	$17,806

      Absent a significant acquisition of a product or business or other presently unforeseen circumstances, we anticipate that our existing capital resources and cash flows from operations will be sufficient to enable us to maintain our operations and meet our capital expenditure requirements and other commitments through at least the next 12 months without drawing on our credit facility.

Forward Looking Statements
      Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by or on behalf of Andrx that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “to,” “plan,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, our dependence on a relatively small number of products; licensing revenues; the timing and outcome of patent, antitrust and other litigation and future product launches; whether we will be awarded any marketing exclusivity period and, if so, the precise dates thereof; government regulation generally; competition; manufacturing capacities, safety issues, output and quality processes; our ability to develop and successfully commercialize new products; the loss of revenues from existing products; development and marketing expenses that may not result in commercially successful products; our inability to obtain, or the high cost of obtaining, licenses for third party technologies; the operating losses that will be incurred by our brand business while we are attempting to dispose of such business; the consolidation or loss of customers; our relationship with our suppliers; the success of our joint ventures; difficulties in integrating, and potentially significant charges associated with, acquisitions of technologies, products and businesses; our inability to obtain sufficient supplies and/or active pharmaceuticals from key suppliers; the impact of sales returns and allowances; product liability claims; rising costs and limited availability of product liability and other insurance; the loss of key personnel; failure to comply with environmental laws; and the absence of certainty regarding the receipt of required regulatory approvals or the timing or terms of such approvals. Actual results may differ materially from those projected in a forward-looking statement. We are also subject to other risks detailed herein or detailed from time to time in this Annual Report or in our other SEC filings. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report and in our other SEC filings.
      Readers are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

The Equity Reorganization and 2002 Conversion of Cybear Group Common Stock
      Andrx was organized in August 1992 as a Florida corporation. On September  7, 2000, we completed a reorganization whereby we acquired the outstanding equity of our Cybear Inc. subsidiary that we did not own, reincorporated in Delaware, and created two new classes of common stock: (i) Andrx common stock to track the performance of the Andrx Group, which then included Andrx Corporation and its wholly owned subsidiaries, other than its ownership of the Cybear Group and (ii) Cybear common stock to track the performance of the Cybear Group. Cybear Group then included (i) Cybear Inc. and its subsidiaries, (ii) certain potential future Internet businesses of Andrx Corporation, and (iii) certain operating assets of AHT Corporation. Mediconsult.com, Inc. and its subsidiaries were added to the Cybear group following our acquisition by merger of Mediconsult.com, Inc. in April 2001.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to:

•	revenue recognition, including sales returns and allowances,

•	allowance for doubtful accounts receivable,

•	inventories and cost of goods sold,

•	useful life or impairment of goodwill and other long-lived assets,

•	litigation settlements and related accruals,

•	income taxes, and

•	self-insurance programs.
      We base our estimates on, among other things, currently available information, our historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.
      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition, including Sales Returns and Allowances (SRAs)
      Andrx’s distributed product revenues are revenues derived from the sale of pharmaceutical products purchased from third parties, including generic products sold on behalf of our unconsolidated joint ventures. Andrx product revenues include Andrx’s generic and brand product revenues. Andrx generic product revenues are revenues derived from the sale of generic products either manufactured by us pursuant to our ANDAs or sold with our New Drug Code (NDC), excluding generic products sold on behalf of our unconsolidated joint ventures. Andrx brand product revenues are revenues derived from the sale of branded products either manufactured by us pursuant to our NDA or sold with our NDC.
      Revenues from our distributed products and the related cost of goods sold are recognized at the time the product is accepted by our customers.
      Revenues from our generic and brand products and the related cost of goods sold are recognized after products are accepted by our customers and are based on our estimate of when such products will be pulled through the distribution channel. We do not recognize revenue and the related cost of goods sold where we believe the customer has more than a reasonable level of inventory, taking into account, among other things, historical prescription data provided by external independent sources, projected prescription data, historical purchases and demand, incentives granted to customers, customers’ right of return, competing product introductions and our product inventory levels in the distribution channel, all of which we periodically evaluate. As a result, $1.3 million and $5.7 million of deferred revenue related to our brand business was included in the December 31, 2004 and 2003 Consolidated Balance Sheets, respectively.
      Allowances against sales for estimated discounts, rebates, returns, chargebacks, shelf stock adjustments and other SRAs are established by us concurrently with the recognition of revenue. Accruals for these SRAs are presented in the Consolidated Balance Sheets as reductions to accounts receivable, net or within accrued expenses and other liabilities.
      Our most significant SRAs vary depending upon the business segment. In our distribution business, our most significant SRAs are for estimated returns, discounts and rebates. SRAs for estimated discounts and rebates have historically been predictable and less subjective. In our generic business, our most significant SRAs are for estimated discounts, customer and Medicaid rebates, returns, chargebacks and shelf stock adjustments. Of these estimates, the estimates for returns, chargebacks and shelf stock adjustments are more subjective and, consequently, may be more variable. In our brand business, our most significant SRAs are for estimated discounts, returns, Medicaid rebates and managed care rebates. Of these estimates, the estimates for returns are more subjective and, therefore, may be more variable.
      SRAs are established based upon consideration of a variety of factors, including, but not limited to, prescription data, inventory reports and other information received from our customers and other third parties, our customers’ right of return, historical information by product, the number and timing of competitive products approved for sale, both historically and as projected, the estimated size of the market for our products, current and projected economic conditions, anticipated future product pricing, future levels of prescriptions for our products and analysis that we perform. We believe that the sales allowance accruals are reasonably determinable and are based on the information available at that time to arrive at our best estimate of the accruals. The key assumptions we use to arrive at our best estimate of the accruals for SRAs are our estimates of inventory levels in the distribution channel, future price changes and potential returns, as well as historical information by product. Our estimates of prescription data, inventory at customers and in the distribution channel are subject to the inherent limitations of estimates that rely on third party data, as certain third party information may itself rely on estimates, and reflect other limitations. Actual product returns, chargebacks, shelf stock adjustments and other SRAs incurred are dependent upon future events. We periodically monitor the factors that influence SRAs and make adjustments to these provisions when we believe that actual product returns, chargebacks, shelf stock adjustments and other SRAs may differ from established allowances. If conditions in future periods change, revisions to previous estimates may be required, potentially in significant amounts. Changes in the level of provisions for estimated product returns, chargebacks, shelf stock adjustments and other SRAs will affect revenues.
      Accruals for estimated rebates and discounts are estimated based on historical payment experience, historical relationship to revenues and contractual arrangements. We believe that such accruals are readily determinable due to the limited number of assumptions involved and the consistency of historical experience. As discussed below, accruals for estimated returns, chargebacks, and shelf stock adjustments involve more subjective judgments and are more complex in nature.
      Returns — Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period both prior and subsequent to the product’s expiration date. Our estimate of the provision for returns is based upon our historical experience with actual returns and estimated levels of inventory in the distribution channel. We periodically monitor the factors that influence our provision for returns and make adjustments to the provision when we believe that actual product returns may differ from our established reserves. These adjustments may occur over a prolonged period of time.
      In our distribution business, our return allowances as a percentage of gross sales were 0.8%, 1.1% and 1.1% for the years ended December 31, 2004, 2003 and 2002, respectively. If our 2004 distribution return allowances as a percentage of gross revenues were to differ by 10% from our estimates, our distribution business return allowances for the year ended December 31, 2004 would change by $574,000. In our generic product business, our return allowances as a percentage of gross sales were 1.6%, 1.8% and 2.2%, for the years ended December 31, 2004, 2003 and 2002 respectively. If our 2004 generic return allowances as a percentage of gross revenues were to differ by 10% from our estimates, our generic business return allowances for the year ended December 31, 2004 would change by $783,000. In our brand product business, our return allowances, excluding market withdrawals and recalls, as a percentage of gross sales were 1.4% and 2.8%, for the years ended December 31, 2004 and 2003 respectively. If our 2004 brand return allowances as a percentage of gross revenues were to differ by 10% from our estimates, our brand business return allowances for the year ended December 31, 2004 would change by $149,000.
      Chargebacks — We enter into agreements with certain pharmacy chains and other customers to establish contract pricing for certain of our products, which these entities purchase from the wholesaler of their choice. Alternatively, we enter into agreements with certain wholesalers to establish contract pricing for certain products that the wholesaler will agree to place in their preferential pricing programs. Under either form of agreement, we will provide our customers with a credit, known as a chargeback, for an amount equal to the difference between our agreed upon contract price and the price we previously invoiced to the wholesaler. The provision for chargebacks is based on our estimate of wholesaler inventory levels, and the expected sell-through of our products by the wholesalers at the contract price, based on historical chargeback experience and other factors. Our estimates of inventory levels at the wholesalers are subject to inherent limitations, as they rely on third party data, and their data may itself rely on estimates, and be subject to other limitations. We periodically monitor the factors that influence our provision for chargebacks, and make adjustments when we believe that actual chargebacks may differ from established allowances. These adjustments occur in a relatively short period of time.
      As of December 31, 2004, our chargeback accrual as a percentage of our estimate of generic product inventory levels at wholesalers was 19%, based on historical experience, our estimate of wholesaler inventory levels and the expected sell-through of our generic products by the wholesalers at the contract price. In 2004, the accrual as a percentage of our estimate of generic product inventory levels at wholesalers has ranged from 16% to 23%. If actual chargeback rates as a percentage of the inventory levels at wholesalers or our estimate of wholesaler inventory levels were to differ by 10% from the rates or levels used in our provision estimate, the impact on our chargeback accrual as of December 31, 2004 would be $324,000.
      Shelf Stock Adjustments — Shelf stock adjustments are inventory credits we issue to our customers to reflect decreases in the selling prices of our generic products. These adjustments are based upon the amount of product that our customers have remaining in their inventories at the time we decide to reduce the selling price of our product, generally as a result of market conditions, and not pursuant to contractual arrangements with customers. These inventory credits allow customers with existing inventories to compete with those buying product at the current market price, and allows us to maintain shelf space, market share and customer loyalty. Amounts recorded for estimated shelf stock adjustments are based on estimated launch dates of competing products, estimated declines in market price and estimates of inventory held by the customer. These estimates are subject to inherent limitations, as they both rely on third party data and our judgment of the likelihood of future events and the likely impact of those events. We periodically monitor these and other factors that influence our provision for shelf stock adjustments and make adjustments when we believe that actual shelf stock adjustments may differ from established allowances.
      As of December 31, 2004, our generic business shelf stock adjustment accrual is based on estimated declines in market price by product ranging from 2% to 25% and estimated levels of inventory at customers by product ranging from approximately one month to two and one half months on average. If actual declines in market price were to differ by 5% on average from our estimates, the impact on our generic business shelf stock adjustment accrual as of December 31, 2004 would be $2.3 million. If actual levels of inventory at customers were to differ by 10% from our estimates, the impact on our generic business shelf stock adjustment accrual as of December 31, 2004 would be $876,000.
      In our brand business, there are a limited number of large customers. These customers may attempt to modify the terms by which we have historically done business, such as through the imposition of service fees and/or additional concessions. During the years ended December 31, 2004, 2003 and 2002, approximately 75%, 69% and 70%, respectively, of our brand product shipments were made to four customers.
      When other parties market our products or when we are entitled to revenues from the sale of their products, we recognize revenue based on information supplied by the other parties related to shipment to, and their customers’ acceptance of, the products, less estimates for SRAs. We receive periodic reports from the other parties that support the amount of revenue we recognize, and amounts recognized are then compared to the cash subsequently remitted to us. The revenues we report are subject to several estimates, similar to those we experience with the sales of our products. We periodically monitor the factors that influence SRAs and conduct inquiries of the other parties regarding these estimates. Such estimates are revised as changes become known.
      When we receive licensing and royalties revenues, we recognize those revenues when the obligations associated with the earning of that revenue have been satisfied, based upon the terms of the contract. If obligations associated with the earning of that revenue remain, we will defer all or a portion of the payment, whether or not it is refundable, and recognize such amount over future periods after the remaining services have been rendered or delivery has occurred and the amounts are fixed or determinable.
      When we enter into revenue arrangements with multiple deliverables, we divide the deliverables into separate units of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units based on their relative fair values. If there is no reliable and objective evidence of fair value for a delivered item, but there is objective and reliable evidence of fair value for the undelivered item(s), the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered item(s).

Allowance for Doubtful Accounts Receivable
      We maintain an allowance for doubtful accounts receivable for estimated losses resulting from our inability to collect from customers. As of December 31, 2004, our accounts receivable, net totaled $144.0 million, including an allowance for doubtful accounts receivable of $4.7 million. Accounts receivable generated from our distribution business are generally of relatively small amounts from a large number of customers. Accounts receivable generated from our generic and brand businesses are generally of relatively larger amounts and from a smaller number of customers. In extending credit, we assess our customer’s credit worthiness by, among other factors, evaluating the customer’s financial condition, credit history and the amount involved, both initially and on an ongoing basis. Collateral is generally not required. In evaluating the adequacy of our allowance for doubtful accounts receivable, we primarily analyze accounts receivable balances, the percentage of accounts receivable by aging category, and historical bad debts and also consider, among other things, customer concentrations, customer credit-worthiness, and changes in customer payment terms or payment patterns. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments or our ability to collect, an increase to the allowance may be required. Also, should actual collections of accounts receivable be different than our estimates included in the determination of our allowance, the allowance would be increased or decreased through charges or credits to selling, general and administrative (SG&A) expenses in the Consolidated Statements of Income in the period in which such changes in collection become known. If conditions change in future periods, additional allowances or reversals may be required. Such additional allowances or reversals could be significant.
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
      Activity in the allowance for doubtful accounts receivable is as follows:

	Years Ended December 31,

	2004	2003	2002

	($ in thousands)
Beginning of year	$7,734	$15,495	$7,663
Provision for (recoveries of) allowance for doubtful accounts receivable	(273)	4,340	13,178
Write-offs, net	(2,758)	(12,101)	(5,346)

End of year	$4,703	$7,734	$15,495

      In 2004, our allowance for doubtful accounts benefited from a reduction in the provision for doubtful accounts due to the favorable resolution of disputed customer deductions that had been provided for in 2003 and 2002. The allowance for doubtful accounts decreased in 2003 primarily due to the write-off of accounts whose collection had been deemed doubtful in 2002. The 2003 provision also benefited from the settlement of certain accounts that had been provided for in 2002. Our allowance for doubtful accounts increased significantly in 2002 due to the increase in our provision for doubtful accounts as a result of the matter discussed above.

Inventories and Cost of Goods Sold
      Inventories consist primarily of finished goods held for distribution, and raw materials, work-in-process and finished goods of our generic and brand products. As of December 31, 2004, we had $197.3 million in inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. We evaluate lower of cost or market separately for commercial and pre-launch inventories. Cost of inventories held for distribution is based on purchase price, net of vendor discounts, rebates and other allowances, but excludes shipping, warehousing and distribution costs, which are expensed as incurred and reported as SG&A expenses. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, the estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, provisions through cost of goods sold are made to reduce inventories to their net realizable value. If conditions change in future periods, additional allowances may be required. Such additional allowances could be significant.

Pre-Launch Inventories
      From time to time, we have made, are in the process of making or may make commercial quantities of our product candidates prior to the date that we anticipate that such products will receive FDA final marketing approval and/or satisfactory resolution of the patent infringement litigation, if any, involving them (i.e. pre-launch inventories). Each of our ANDA submissions is made with the expectation that (i) the FDA will approve the marketing of the product therein described, (ii) we will validate our process for manufacturing that ANDA product within the specifications that have been or will be approved by the FDA for such product, (iii) we will prevail in any patent infringement litigation involving our ANDA product, and (iv) a future economic benefit will be derived from the commercialization of our ANDA product. All of these expectations are reconfirmed in connection with our determination to build pre-launch quantities of that product, and to capitalize such cost as inventory.
      There are typically few risks and uncertainties concerning market acceptance of our approved generic products because the brand product has an established demand, and our lower priced product may be substituted for that referenced brand product. Therefore, we will generally seek to have launch quantities of our product available for shipment on the day we obtain the ability to prudently market our product (i.e., without undue patent infringement or other risks). This requires us to, among other things, begin to validate our manufacturing processes in accordance with FDA regulations well before the date we anticipate our product will be approved, and may entail a “scale-up” process. The scale-up process allows us to modify the equipment and processes employed in the manufacture of our product to increase our manufacturing lot sizes.
      Scale-up activities are expensed, including the raw material used in such activities. Direct and indirect manufacturing costs incurred during the manufacture of the validation lots (which are permitted to be sold) as well as the manufacture of additional product to meet estimated launch demand are capitalized. In evaluating whether it is probable that we will derive future economic benefits from our pre-launch inventories and whether the pre-launch inventories are stated at the lower of cost or market, we take into consideration, among other things, the remaining shelf life of that inventory, the current and expected market conditions, the amount of inventory on hand, the substance of communications with the FDA during the regulatory approval process and the views of patent and/or litigation counsel. We also consider potential alternative uses for our pre-launch inventories that are in the form of raw material, such as returning those materials to the vendor, and/or reselling them to other companies. As appropriate, provisions through cost of goods sold are made to reduce pre-launch inventories to their net realizable value. Production of pre-launch inventories involves the risk that FDA may not approve such product(s) for marketing on a timely basis, if ever, that each approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventory, and/or that the results of related litigation may not be satisfactory. If this risk were to materialize or the launch of such product is significantly postponed, additional allowances may be required. Such additional allowances could be material. Generally, pre-launch inventories related to publicly disclosed product candidates are separately identified except in circumstances which we believe would place us at a competitive disadvantage to do so.

      As of December 31, 2004 and 2003, we had pre-launch inventories pending final FDA approval and/or satisfactory resolution of litigation broken down as follows:

	December 31,

	2004	2003

	($ in thousands)
Raw materials	$7,603	$9,232
Work in process	2,623	2,828
Finished goods	1,519	397

	$11,745	$12,457

      Pre-launch inventories as of December 31, 2004 consist primarily of our generic version of Concerta, which we currently believe will receive final FDA approval in 2005. Pre-launch inventories as of December 31, 2003 include $10.6 million of our generic version of Concerta and products approved and/or launched subsequent to December 31, 2003. Shelf lives of pre-launch inventories generally exceed one year.

Charges to Cost of Goods Sold
      The following table summarizes charges to cost of goods sold associated with production related write-offs, write-offs of pre-launch inventories, impairment charges, and under-utilization and inefficiencies related to the manufacture of our products and product candidates:

	Years Ended December 31,

	2004	2003	2002

	($ in thousands)
Production related write-offs	$18,712	$11,509	$12,246
Write-offs of pre-launch inventories	11,319	6,903	66,779
Impairment charges:
North Carolina facility	14,535	—	—
Entex product rights	3,500	—	—
Massachusetts facility, inventory and severance	—	7,851	11,750
Florida machinery and equipment	—	3,946	—
Under-utilization and inefficiencies of manufacturing operations:
Florida and North Carolina facilities	8,199	4,650	5,838
Massachusetts aerosol facility	—	4,264	7,876

	$56,265	$39,123	$104,489

      Production related write-offs represent inventory write-offs at our manufacturing facilities. For the year ended December 31, 2004, write-offs of pre-launch inventories included $4.5 million of our generic version of Concerta (as a result of the delay caused by a Citizen Petition filed with FDA and changes in the in-process testing that were subsequently required by FDA) and $4.2 million of our generic version of Accupril (as a result of raw material issues). For the year ended December 31, 2003, write-offs of pre-launch inventories primarily related to our generic versions of Wellbutrin SR/ Zyban (which was not approved by FDA because of expiration dating issues), placed into production in 2003. For the year ended December 31, 2002, write-offs of pre-launch inventories included a $41.2 million charge for our generic versions of Prilosec® (as a result of an adverse district court decision) and a $21.5 million charge related to our generic versions of Wellbutrin SR/Zyban (which was not approved by FDA because of expiration dating issues) (see Note 17 of Notes to Consolidated Financial Statements).

Useful life or Impairment of Goodwill and Other Long-Lived Assets

Goodwill
      Under the purchase method of accounting for acquisitions, goodwill represents the excess of purchase price over the fair value of the net assets acquired. As of December 31, 2004, we had $34.0 million of goodwill consisting of $7.7 million from the acquisition of Valmed Pharmaceuticals, Inc. in March 2000 and $26.3 million from the acquisition of CTEX Pharmaceuticals, Inc. in January 2001. The CTEX goodwill is included in assets held for sale in the Consolidated Balance Sheets. Goodwill is subject to at least an annual assessment for impairment in value by applying a fair value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. Accordingly, if there is a change in the value of the goodwill we acquired, impairment charges may be required. Such additional charges could be significant. In the event that we integrate an acquired business unit into our other operations, as we did with CTEX into our brand business, the acquired business and its related goodwill are combined with our other operations, and the potential impairment is evaluated in relation to the business unit as a whole.

Other Intangible Assets
      Product rights acquired from other pharmaceutical companies, either separately or through an allocation of the price paid for the acquisition of an entity (included in other intangible assets), are being amortized over a period ranging from two to eight years. Other intangible assets also include patents relating to electronic prescription processes, which are being amortized over a period of 14 years. We established these amortization periods based on our estimate of the period the assets would generate positive cash flows. If conditions change, we may decrease the estimated amortization period. Amortization is provided using the straight-line method over the estimated useful life. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If conditions in future periods change, additional allowances may be required, which could be significant.
      As of December 31, 2004, we had $7.1 million of other intangible assets, net which consisted primarily of $1.1 million related to patents for our electronic prescription process and $4.5 million and $1.3 million for product rights related to the Entex and Anexsia product lines, respectively. Additionally, we had $3.9 million for product rights related to Fortamet classified as assets held for sale in the 2004 Consolidated Balance Sheet.

Impairment Charges
      In June 2004, we recorded a $14.5 million write-down of our North Carolina facility as a result of our June 2004 determination that we would discontinue renovation of our North Carolina facility. As we believe that it is more likely than not that this facility will be sold, we reduced the carrying value of this facility to an amount equal to its estimated fair value based on independent appraisals, resulting in a $14.5 million impairment charge to cost of goods sold.
      As a result of the FDA approval of an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product, we recorded a charge of $3.5 million to cost of goods sold related to the impairment of our Entex product rights in June 2004, representing the difference between the carrying amount and the fair value of the Entex product rights based on the present value of estimated future cash flows. According to FDA guidance, once the FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA action. It is unclear whether FDA will permit a grace period for the continued sale of Entex PSE or, if granted, how long such grace period will be. As a result of the uncertain continued viability of our Entex line of products, including Entex LA, we changed the amortization of our Entex product rights from its original 10-year period on a straight-line basis. In July 2004, we began amortizing the remaining carrying amount of our Entex product rights over 18 months and the amortization expense related to our Entex product rights increased by $3.1 million to $4.5 million on an annual basis. We will continue to periodically assess the unamortized portion of our Entex product rights and inventories ($4.5 million and $50,000, respectively, as of December 31, 2004)

and the useful life of our Entex product rights whenever events or changes in circumstances indicate that the carrying amount of our Entex product rights may not be recoverable.
      As a result of our determinations to no longer commit additional resources and divest our Massachusetts aerosol manufacturing operation, in 2003 and 2002, we recorded to cost of goods sold charges of $7.9 million and $11.8 million, respectively, related to an excess facilities lease, related leasehold improvements, excess aerosol product inventories, and equipment and severance at that operation, which we sold in October 2003.
      We recorded a charge of $7.8 million for the impairment of goodwill and certain intangible assets related to Physicians’ Online (POL) in 2002. That charge was the result of our belief that the future benefits previously associated with this transaction no longer existed following our decision to not commit additional resources to POL, to seek the sale of POL and our evaluation of the goodwill and intangible assets arising from the acquisition of Mediconsult and its subsequent integration into Andrx. In December 2003, we sold our POL web portal operations for $2.0 million.

Assets and Liabilities Held For Sale
      We utilize the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires a long-lived asset or a disposal group to be disposed of by sale to be classified as “held for sale” when all of the criteria for a qualifying plan of sale are met and to measure the long-lived asset or disposal group at the lower of its carrying amount or fair value less cost to sell. At the end of 2004, our board of directors approved a plan to divest, or seek other strategic alternatives for our brand pharmaceutical business, which is primarily a sales and marketing organization with a limited number of products. The assets and liabilities of the brand pharmaceutical business to be divested pursuant to this plan (which does not include our Entex and Anexsia product lines) have been measured at the lower of their carrying amounts or fair value less costs to sell and have been classified as assets held for sale and liabilities held for sale, respectively, in our December 31, 2004 and 2003 Consolidated Balance Sheets. As of December 31, 2004, we have ceased depreciating and amortizing the long-lived assets included in assets held for sale.

Litigation Settlements and Related Accruals
      We account for the exposure of our various litigation matters under the provisions of SFAS No. 5 “Accounting for Contingencies”, which requires, among other things, an exposure to be accrued with a charge to our Consolidated Statements of Income when it becomes probable and can be reasonably estimated. No accrual or disclosure of legal exposures judged to be remote is required. The exposure to legal matters is evaluated and estimated, if possible, following consultation with legal counsel. Such estimates are based on currently available information and, given the subjective nature and complexities inherent in making these estimates, the ultimate outcome of our legal matters may be significantly different than the amounts estimated. We disclose possible significant exposure for legal matters in Note 17 and litigation settlements and other charges in Note 18 of our Notes to Consolidated Financial Statements.
      Our litigation related charges were $7.8 million in 2004, primarily consisting of settlement costs related to the Kos Pharmaceuticals trademark litigation and the Alpharma USPD Inc. breach of contract litigation, $8.8 million in 2003, including the negotiated settlement of an obligation to one of our law firms with respect to our generic version of Tiazac, and $65.0 million in 2002, which was our estimate of the amount required to reach a settlement of our Cardizem CD antitrust litigation.

Income Taxes
      The provisions of SFAS No. 109, “Accounting for Income Taxes”, require, among other things, recognition of future tax benefits measured at enacted rates attributable to the deductible temporary differences between the financial statement and income tax bases of assets and liabilities and to benefit deferred tax assets to the extent that the realization of such benefits is “more likely than not”. Under the provisions of SFAS No. 109, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.
      We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. As of December 31, 2004, we had deferred income tax assets totaling $58.5 million, of which $599,000 pertains to the brand business to be divested and is included in assets held for sale. We have considered our ability to carry back certain net operating losses, future taxable income and ongoing prudent and feasible tax planning strategies and have determined that no valuation allowance is necessary on our deferred income tax assets. In the event that we were to determine that we would not be able to realize all or part of our deferred income tax assets in the future, an adjustment to the valuation allowance would be charged to the Consolidated Statement of Income in the period such determination was made.
      Our future effective tax rate is based on estimates of expected income and enacted statutory tax rates, as applied to our operations. Significant judgment is required in making these determinations and the ultimate resolution of our tax return positions. Despite our belief that our tax return positions are correct, our policy is to establish accruals for tax contingencies that may result from examinations by tax authorities.
      Our 2003 income tax return reflected a significant tax loss as the result of certain ordinary business developments. We believe the loss is appropriate and deductible. Nevertheless, we have recorded an accrual, which is included in accrued expenses and other liabilities in the Consolidated Balance Sheets, to fully offset the resulting 2003 and 2004 income tax benefits of approximately $17.2 million and $24.9 million, respectively. The remaining federal loss carryforward of approximately $29.2 million tax effected, may be available to reduce certain future taxable income, which at that time may be similarly offset by an accrual for financial reporting purposes.
      The IRS has begun an audit of our 2003 tax return and will likely challenge the 2003 tax loss. As of December 31, 2004, the accrual for this tax loss was $31.3 million and is included in accrued expenses and other liabilities in our Consolidated Balance Sheet. If the IRS were to prevail, we would be required to pay an amount up to the accrual, which will include interest at the statutory rate. If we were to prevail or settle this issue with the IRS, we would reverse all or a portion of the accrual, reduce income tax expenses accordingly, and pay the IRS the settlement amount, if any, including interest at the statutory rate.
      The IRS is in the process of concluding its audit for the years 1999 through 2002. During those years, despite our belief that our tax return positions were correct, we established accruals for tax contingencies that may become payable in the event our positions are not upheld. During 2004, the IRS proposed a settlement of certain matters related to this audit, to which we agreed, and we reversed $7.9 million of tax accruals related to these contingencies. As of December 31, 2004, we had remaining accrued tax contingencies of $22.9 million included in accrued expenses and other liabilities in the Consolidated Balance Sheet.
      Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.

Self-Insurance Programs
      We maintain self-insured retentions and deductibles for some of our insurance programs and limit our exposure to claims by maintaining stop-loss and/or aggregate liability coverages. The estimate of our claims liability, which may be material, is subject to inherent limitations as it relies on our judgment of the likely ultimate costs that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our liability for such claims, we consider a number of factors, including, but not limited to, self-insured retentions, deductibles, historical claim experience, demographic factors, severity factors and maximum claims exposure. If actual claims exceed these estimates, additional charges may be required.

ANDRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED SELECTED FINANCIAL DATA
      The following summary historical financial information is based on our consolidated audited financial statements, including the consolidated audited financial statements for the years ended December 31, 2004, 2003 and 2002, included elsewhere herein. Our consolidated audited financial statements for the years ended December 31, 2004, 2003, 2002 and 2001, have been audited by Ernst & Young LLP, our current independent registered public accounting firm. Our consolidated financial statements for the year ended December 31, 2000 were audited by Arthur Andersen LLP, our former independent auditors.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	($ in thousands, except for share and per share amounts)
STATEMENTS OF OPERATIONS DATA(1)
Revenues:
Distributed products	$676,312	$657,098	$534,618	$495,241	$329,110
Andrx products	421,763	301,652	209,407	229,003	175,428
Licensing and royalties	46,765	80,080	17,340	13,648	14,966
Other	247	7,508	9,615	11,149	456

Total revenues	1,145,087	1,046,338	770,980	749,041	519,960
Cost of goods sold	799,714	704,212	623,399	483,834	306,508

Gross profit	345,373	342,126	147,581	265,207	213,452

Operating expenses:
Selling, general and administrative(2)	209,003	213,274	189,923	141,082	77,477
Research and development	40,505	52,235	51,479	52,846	45,467
Litigation settlements & other charges	7,800	8,750	72,833	14,759	7,322

Total operating expenses	257,308	274,259	314,235	208,687	130,266

Income (loss) from operations	88,065	67,867	(166,654)	56,520	83,186
Other income (expense):
Equity in earnings (losses) of joint ventures	4,504	5,135	3,697	1,025	(1,202)
Interest income	4,060	2,242	5,420	11,386	13,039
Interest expense	(2,567)	(2,641)	(200)	—	(767)
Gain on sale of assets	—	5,605	5,094	—	—
Minority interest in Cybear	—	—	—	—	4,146

Income (loss) before income taxes	94,062	78,208	(152,643)	68,931	98,402
Provision (benefit) for income taxes	28,403	30,031	(60,826)	31,385	39,870

Net income (loss)	$65,659	$48,177	$(91,817)	$37,546	$58,532

(Continued)

Consolidated Selected Financial Data (Continued)

	Years Ended December 31,

	2004	2003	2002	2001	2000

	($ in thousands, except for share and per share amounts)
EARNINGS (LOSS) PER SHARE:
ANDRX GROUP COMMON STOCK(3)(4)
Net income (loss) allocated to Andrx Group (including Cybear Group from January 1, 2000 through September 6, 2000 & May 18, 2002 through December 31, 2004)	$65,659	$48,177	$(85,873)	$72,862	$66,873
Premium on Conversion of Cybear Group common stock	—	—	(526)	—	—

Total net income (loss) allocated to Andrx Group	$65,659	$48,177	$(86,399)	$72,862	$66,873

Net income (loss) per share of Andrx Group common stock
Basic	$0.90	$0.67	$(1.22)	$1.04	$0.99

Diluted	$0.89	$0.66	$(1.22)	$1.01	$0.95

Weighted average shares of Andrx Group common stock outstanding
Basic	72,740,000	71,892,000	70,876,000	69,998,000	67,756,000

Diluted	73,530,000	72,655,000	70,876,000	72,243,000	70,456,000

CYBEAR GROUP COMMON STOCK(4)(5)
Net loss allocated to Cybear Group (from September 7, 2000 through May 17, 2002)			$(5,944)	$(35,316)	$(8,341)
Premium on Conversion of Cybear Group common stock			526	—	—

Total net loss allocated to Cybear Group			$(5,418)	$(35,316)	$(8,341)

Basic and diluted net loss per share of Cybear Group common stock			$(0.80)	$(6.09)	$(2.19)

Basic and diluted weighted average shares of Cybear Group common stock outstanding			6,743,000	5,802,000	3,801,000

(Continued)

Consolidated Selected Financial Data (Continued)

	December 31,

	2004	2003	2002	2001	2000

	($ in thousands)
BALANCE SHEET DATA(1)
Cash and cash equivalents	$42,290	$67,498	$26,741	$15,241	$48,059
Investments available-for-sale	167,777	137,625	70,923	230,183	288,750
Total assets	989,713	958,446	789,479	789,214	669,416
Retained earnings	197,874	132,215	84,038	176,381	138,835
Total stockholders’ equity	698,761	622,901	565,707	647,894	559,797

(1)	Certain prior year amounts have been reclassified to conform to the current year presentation. We reclassified from cash and cash equivalents to investments available-for-sale $42,750, $9,050, $47,070, and $67,550 as of December 31, 2003, 2002, 2001, and 2000, respectively. We reclassified royalties on our generic version of Cardizem CD from selling, general and administrative to cost of goods sold in the amounts of $3,811, $3,330, $4,239 and $5,033 for the years ended December 31, 2003, 2002, 2001, and 2000, respectively.

(2)	In 2002, Andrx adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” which resulted in goodwill no longer being subject to amortization. Goodwill amortization expense in 2001 and 2000 was $4,967 and $1,850, respectively.

(3)	Andrx Group share and per share amounts reflect Andrx’s March 2000 two-for-one stock split of Andrx common stock effected in the form of 100% stock dividends.

(4)	Effective May 17, 2002, all outstanding shares of Cybear Group common stock were converted to Andrx Group common stock. For periods subsequent to the May 2002 conversion, Andrx will only report earnings (loss) per share for Andrx Group common stock, which includes all of the former Cybear operating results from the effective date of the May 2002 conversion, and will no longer report separate earnings (loss) per share for the former Cybear Group common stock.

(5)	The basic and diluted weighted average shares of Cybear common stock outstanding and diluted net loss per share of Cybear common stock, included herein for the period from January 1, 2002 to May 17, 2002, and years ended December 31, 2001 and 2000, reflect the July 31, 2001 one-for-four reverse stock split for Cybear common stock.

ANDRX CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
Revenues and Gross Profit (Loss)

	Years Ended December 31,

	2004	2003	2002

	($ in thousands)
Distributed Products
Gross revenues	$706,682	$684,549	$558,720
SRAs	30,370	27,451	24,102
SRAs as a % of gross revenues	4.3%	4.0%	4.3%
Net revenues	676,312	657,098	534,618
Gross profit	124,778	120,229	100,968
Gross margin	18.4%	18.3%	18.9%
Andrx Products — Generic
Gross revenues	$477,206	$378,468	$299,105
SRAs	132,839	123,454	115,232
SRAs as a % of gross revenues	27.8%	32.6%	38.5%
Net revenues	344,367	255,014	183,873
Gross profit	126,312	115,629	34,518
Gross margin	36.7%	45.3%	18.8%
Andrx Products — Brand
Gross revenues	$103,104	$58,162	$30,833
SRAs	25,708	11,524	5,299
SRAs as a % of gross revenues	24.9%	19.8%	17.2%
Net revenues	77,396	46,638	25,534
Gross profit	47,271	33,794	12,271
Gross margin	61.1%	72.5%	48.1%
Andrx Products — Total
Gross revenues	$580,310	$436,630	$329,938
SRAs	158,547	134,978	120,531
SRAs as a % of gross revenues	27.3%	30.9%	36.5%
Net revenues	421,763	301,652	209,407
Gross profit	173,583	149,423	46,789
Gross margin	41.2%	49.5%	22.3%
TOTAL PRODUCT REVENUES
Gross revenues	$1,286,992	$1,121,179	$888,658
SRAs	188,917	162,429	144,633
SRAs as a % of gross revenues	14.7%	14.5%	16.3%
Net revenues	1,098,075	958,750	744,025
Gross profit	298,361	269,652	147,757
Gross margin	27.2%	28.1%	19.9%
LICENSING AND ROYALTIES
Net revenues	$46,765	$80,080	$17,340
Gross margin	100.0%	100.0%	100.0%
OTHER
Net revenues	$247	$7,508	$9,615
Gross profit (loss)	247	(7,606)	(17,516)
Gross margin (loss)	100.0%	(101.3)%	(182.2)%
TOTALS
Net revenues	$1,145,087	$1,046,338	$770,980
Gross profit	345,373	342,126	147,581
Gross margin	30.2%	32.7%	19.1%

      Activity related to SRA accruals is as follows:

	Year Ended December 31, 2004

	Beginning		Credits	End
	of the		Issued and	of the
	Year	Provision	Other	Year

	($ in thousands)
Distributed Products	$6,420	$30,370	$(28,534)	$8,256

Andrx Products — Generic:
Discounts	2,104	10,524	(11,170)	1,458
Customer rebates	19,327	90,350	(87,943)	21,734
Medicaid rebates	2,708	3,289	(4,379)	1,618
Chargebacks	4,508	17,239	(18,505)	3,242
Returns	3,801	7,831	(7,168)	4,464
Shelf-Stock Adjustments	8,351	3,606	(3,195)	8,762

	40,799	132,839	(132,360)	41,278

Andrx Products — Brand:
Discounts	1,552	5,866	(6,309)	1,109
Medicaid rebates	1,830	6,479	(4,382)	3,927
Managed care rebates	1,908	5,322	(4,090)	3,140
Returns	2,923	8,041	(5,497)	5,467

	8,213	25,708	(20,278)	13,643

	$55,432	$188,917	$(181,172)	$63,177

	Year Ended December 31, 2003

	Beginning		Credits	End
	of the		Issued and	of the
	Year	Provision	Other	Year

	($ in thousands)
Distributed Products	$3,052	$27,451	$(24,083)	$6,420

Andrx Products — Generic:
Discounts	837	9,932	(8,665)	2,104
Customer rebates	11,481	87,579	(79,733)	19,327
Medicaid rebates	1,800	2,862	(1,954)	2,708
Chargebacks	2,795	11,838	(10,125)	4,508
Returns	3,105	6,951	(6,255)	3,801
Shelf-Stock Adjustments	5,485	4,292	(1,426)	8,351

	25,503	123,454	(108,158)	40,799

Andrx Products — Brand:
Discounts	590	2,818	(1,856)	1,552
Medicaid rebates	550	2,627	(1,347)	1,830
Managed care rebates	1,012	2,866	(1,970)	1,908
Returns	86	3,213	(376)	2,923

	2,238	11,524	(5,549)	8,213

	$30,793	$162,429	$(137,790)	$55,432

	Year Ended December 31, 2002

	Beginning		Credits	End
	of the		Issued and	of the
	Year	Provision	Other	Year

	($ in thousands)
Distributed Products	$2,384	$24,102	$(23,434)	$3,052

Andrx Products — Generic:
Discounts	727	9,427	(9,317)	837
Customer rebates	9,857	78,657	(77,033)	11,481
Medicaid rebates	1,388	2,521	(2,109)	1,800
Chargebacks	279	13,715	(11,199)	2,795
Returns	1,808	6,619	(5,322)	3,105
Shelf-Stock Adjustments	11,097	4,293	(9,905)	5,485

	25,156	115,232	(114,885)	25,503

Andrx Products — Brand:
Discounts	785	3,994	(4,189)	590
Medicaid rebates	702	264	(416)	550
Managed care rebates	976	999	(963)	1,012
Returns	2,668	42	(2,624)	86

	5,131	5,299	(8,192)	2,238

	$32,671	$144,633	$(146,511)	$30,793

      Accruals related to SRAs are reflected in the Consolidated Balance Sheets as follows:

	December 31,

	2004	2003

	($ in thousands)
Accruals included in accounts receivable, net	$31,219	$32,045
Accruals included in accrued expenses and other liabilities	31,958	23,387

Total	$63,177	$55,432

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      For 2004, we generated net income of $65.7 million, compared to $48.2 million for 2003.
Revenues and Gross Profit (Loss)

Distributed Products
      Revenues from distributed products increased by 2.9% to $676.3 million for 2004, compared to $657.1 million for 2003. The increase generally reflects our participation in the distribution of new generic product introductions, which generated net revenues of $63.6 million, partially offset by the overall price declines common to generic products. In 2004, revenues from distributed products generated $124.8 million of gross profit with a gross margin of 18.4%, compared to $120.2 million of gross profit with a gross margin of 18.3% for 2003.
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

Andrx Products

Generic Products
      For 2004, revenues from our generic products increased by 35.0% to $344.4 million, compared to $255.0 million in 2003. Our generic product sales include sales of controlled-release products and immediate-release and niche generic products.
      Revenues from our generic controlled-release products were $271.7 million for 2004, compared to $208.9 million in 2003, an increase of $62.8 million, or 30.1%. The increase in revenues was primarily due to an increase of $63.5 million from the inclusion of a full year of revenues of certain products launched in 2003, including generic versions of Glucotrol XL (supplied by Pfizer and launched in November 2003), OTC generic Claritin-D 24 (launched in June 2003), and Tiazac (launched in April 2003). Revenues from controlled-release products launched in 2004 were $2.3 million, while revenues from existing controlled-release products decreased by $3.0 million. This decrease primarily resulted from $8.5 million in decreased revenues from our generic version of Cardizem CD ($8.7 million in price decreases, partially offset by $205,000 in volume increases), partially offset by $6.1 million in increased revenues from our generic version of K-Dur® ($4.0 million in volume increases and $2.1 million in price increases).
      Revenues from our immediate-release and niche generic products were $72.7 million for 2004, compared to $46.1 million in 2003, an increase of $26.6 million, or 57.5%. The increase was mainly due to $27.7 million of revenues generated from products launched in 2004 (primarily generic versions of Paxil® (supplied by Genpharm), Vicoprofen®, and OTC Claritin RediTabs).
      SRAs as a percentage of gross revenues decreased by 4.8% to 27.8% in 2004, from 32.6% in 2003. The decrease was primarily attributable to a decrease in customer rebates of 4.2% as a percentage of gross revenues, which was mainly due to a change in product mix.
      In 2004, our generic products generated $126.3 million of gross profit with a gross margin of 36.7%, compared to $115.6 million of gross profit with a gross margin of 45.3% in 2003. The $10.7 million increase in gross profit from our generic products for 2004, compared to 2003, resulted primarily from $29.2 million in gross profit related to the inclusion of a full year of gross profit of products launched in 2003 (mainly generic versions of Glucotrol XL, Tiazac, and OTC Claritin-D 24), and $9.6 million in gross profit related to 2004 product launches (primarily generic versions of Paxil, OTC Claritin RediTabs, and Vicoprofen), partially offset by reductions in gross profit from existing generic products of $6.1 million and increased charges to cost of goods sold of $22.0 million, mainly due to the write-down of our North Carolina facility, increased production related write-offs, increased write-offs of pre-launch inventories, and increased under-utilization and inefficiencies at our manufacturing facilities. Cost of goods sold in 2004 and 2003 included royalties accrued related to revenues from our generic version of Cardizem CD.
      We recorded a $14.5 million write-down of our North Carolina facility as a result of our June 2004 determination that we would discontinue renovation of our North Carolina facility. As we believe that it is more likely than not that this facility will be sold, we reduced the carrying value of this facility to an amount equal to its estimated fair value based on independent appraisals, resulting in a $14.5 million impairment charge to cost of goods sold.
      In 2004, we recorded charges directly to cost of goods sold of $13.4 million as a result of production related write-offs, $11.0 million related to write-offs of pre-launch inventories, and $8.2 million for under-utilization and inefficiencies at our manufacturing facilities. In 2003, we recorded charges directly to cost of goods sold of $10.5 million as a result of production related write-offs, $6.9 million related to write-offs of pre-launch inventories, $4.7 million for under-utilization and inefficiencies at our manufacturing facilities, and a $3.9 million write-off of certain machinery and equipment, a significant portion of which related to the manufacture of generic Prilosec, which we did not launch. We expect to continue to experience significant charges to cost of goods sold as a result of production related write-offs, excess capacity and inefficiencies at our manufacturing facilities. Many of these charges relate to the expansion of our manufacturing facilities in anticipation of new product launches and other factors, as well as the cost of maintaining the North Carolina facility.

      The decrease in gross margin from our generic products for 2004, compared to 2003, resulted primarily from the inclusion of sales from generic versions of Glucotrol XL and Paxil, supplied by Pfizer and Genpharm, respectively, which generate lower gross margins than our other generic products, as well as the charges to cost of goods sold discussed above. Pursuant to our agreement, our profit share from Perrigo’s sales of our OTC Claritin products decreased in 2004 as a result of additional competitors entering the market.

Brand Products
      For 2004, revenues from our brand products increased by $30.8 million or 66.0% to $77.4 million, from $46.6 million in 2003. The increase was primarily attributable to Altoprev, whose revenues increased by $21.6 million, both as a result of increases in unit volume ($13.4 million) and price ($8.2 million), as well as revenues of $8.1 million from Fortamet, which was launched in May 2004, and $4.0 million in increased revenues from the Entex product line primarily due to the introduction of reformulated versions of two Entex products in November 2003.
      SRAs as a percentage of gross revenues increased by 5.1% to 24.9% from 19.8% in 2003. The increase was primarily attributable to increased returns allowances of 2.3% as a percentage of gross revenues and increased Medicaid rebates of 1.8% as a percentage of gross revenues. The increase in returns allowances as a percentage of gross revenues was mainly due to increased provisions for returns of our cholesterol-lowering product as a result of the name change to Altoprev in June 2004, the effect of which was partially offset by the impact of higher provisions for returns of Entex products in 2003 associated with the introduction of reformulated versions of two Entex products in November 2003. The increase in Medicaid rebates as a percentage of gross revenues was mainly due to additional rebate agreements in 2004 and the January 2004 price increases of our Altoprev product, which increased the prescribed rebates payable to state Medicaid agencies.
      The level of Altoprev in the distribution channel was approximately four months as of December 31, 2004, compared to normal historical levels of approximately two months, primarily due to a slight reduction in prescription levels and fewer pharmacies carrying the product since its name was changed in June 2004, combined with year-end buying by certain wholesalers in anticipation of potential price increases. Consistent with our revenue recognition accounting policy, we deferred revenue recognition related to Altoprev in the amount of $1.3 million at December 31, 2004.
      The level of Fortamet in the distribution channel was approximately three months as of December 31, 2004. There were no deferred revenues related to Fortamet at December 31, 2004.
      In 2004, our brand products generated $47.3 million of gross profit with a gross margin of 61.1%, compared to $33.8 million of gross profit with a gross margin of 72.5% for 2003. The $13.5 million increase in gross profit for 2004 generally resulted from a $17.5 million increase in gross profit from Altoprev, and $4.2 million in gross profit from Fortamet, which was launched in May 2004, partially offset by a $3.5 million impairment charge for our Entex product rights, and approximately $4.5 million in increased charges directly to cost of goods sold mainly for inventory write-offs related to production and product expiration issues. Cost of goods sold in 2004 included royalties accrued related to revenues from Fortamet and the Entex product lines, as well as amortization of the product rights we acquired for those products. Cost of goods sold in 2003 included royalties accrued related to revenues from the Entex product line, as well as amortization of our Entex product rights.
      In June 2004, as a result of FDA approval of an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product, we recorded a charge of $3.5 million to cost of goods sold related to the impairment of our Entex product rights. This charge represented the difference between the carrying amount and the fair value of the Entex product rights based on the present value of estimated future cash flows. According to FDA guidance, once FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA action. It is unclear whether FDA will permit a grace period for the continued sale of Entex PSE or, if granted, how long such grace period will be. In addition, though we have historically amortized our Entex product rights over a 10-year period on a straight-line basis, the continued viability of the Entex line of products, including Entex

LA, is now uncertain. As a result, in July 2004, we began amortizing the remaining carrying amount of our Entex product rights over 18 months and the amortization expense related to our Entex product rights increased by $3.1 million to $4.5 million on an annual basis. We will continue to periodically assess the unamortized portion of our Entex product rights and inventories ($4.5 million and $50,000, respectively, as of December 31, 2004) and the useful life of our Entex product rights whenever events or changes in circumstances indicate that the carrying amount of our Entex product rights may not be recoverable.
      The decrease in gross margin from our brand products for 2004, compared to 2003, resulted primarily from the charges to cost of goods sold, the increase in the Entex product rights amortization due to the reduction of the remaining amortization period to 18 months effective July 1, 2004, and the launch of Fortamet. Fortamet carries a lower gross margin due to our annual guaranteed minimum royalty to Sandoz, $3.0 million in year one, and the amortization of the related product rights, on a straight-line basis, over the three-year market exclusivity period it was granted by FDA.

Licensing and Royalties Revenue
      In 2004, we recorded $46.8 million in licensing and royalties revenue, compared to $80.1 million in 2003. This $33.3 million decrease resulted primarily from a $68.5 million decrease in licensing and royalties revenue associated with generic Prilosec, partially offset by $33.2 million in licensing and royalties revenue associated with generic Wellbutrin SR/ Zyban.

Generic Wellbutrin SR/ Zyban
      Pursuant to our July 2003 Exclusivity Agreement with Impax and Teva, in March 2004 and May 2004, we relinquished our rights to the 180-day period of market exclusivity for generic Wellbutrin SR 150mg and generic Zyban, respectively. Teva launched Impax’s generic Wellbutrin SR and Zyban products in the first and second quarters of 2004 respectively, which entitled us to receive a share of the profits, as defined, derived from Teva’s sale of generic Wellbutrin SR 150mg and Zyban until September 2004 and November 2004, respectively. Such profits are subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments and other SRAs and related expenses.

Generic Prilosec
      Pursuant to our October 2002 Commercialization Agreement with KUDCo, in exchange for relinquishing our exclusivity rights to the 10mg and 20mg strengths of generic Prilosec, we receive licensing revenue from KUDCo’s net profits, as defined, derived from KUDCo’s sale of its generic version of Prilosec. Such profits are subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments, and other SRAs and related expenses. Licensing and royalties revenue for 2004 and 2003 included $8.2 million and $76.7 million, respectively, from this agreement with KUDCo. The licensing revenue earned from KUDCo in 2004 included the effect of KUDCo’s $2.5 million reversal of previously recorded sales returns and allowance accruals, and a net $3.0 million charge related to KUDCo’s June 2004 settlement of patent infringement litigation with Mylan Laboratories, Inc. and Esteve Quimica S.A.. The licensing rate due from KUDCo decreased from 15% to 9% in June 2003, and further decreased in February 2004 to 6.25%, where it will remain until our licensing revenues cease in February 2006. Licensing revenues were further reduced as a result of competition.

Other Revenues
      In 2003, we generated $7.5 million of other revenues, primarily from the sales of certain raw materials at our former Massachusetts aerosol manufacturing operations and from our POL web portal, both of which were divested in the 2003 fourth quarter. In 2003, cost of goods sold related to other revenues included $7.9 million relating to the write-down of certain assets at our former Massachusetts aerosol facility, primarily inventories and property, plant and equipment, and severance costs. For 2003, cost of goods sold related to other revenues also included $4.3 million of charges related to under-utilization and inefficiencies at our former Massachusetts aerosol facilities.

SG&A
      SG&A expenses were $209.0 million, or 18.3% of total revenues for 2004, compared to $213.3 million, or 20.4% of total revenues for 2003. For both periods, SG&A expenses included expenses related to the administration, marketing, sale, distribution and warehousing of distributed products and our brand and generic products, corporate overhead and legal costs (primarily patent infringement and antitrust matters related to our ANDA filings). The decrease in SG&A expenses in 2004, compared to 2003, was primarily attributable to decreases in corporate legal costs of $9.2 million and brand sales force expenses of $9.1 million, partially offset by increases in other brand SG&A expenses of $2.6 million and other corporate overhead of $12.1 million, (primarily increased spending for information systems mainly due to the JD Edwards implementation, severance paid to our former CEO and spending related to Section 404 of the Sarbanes-Oxley Act of 2002).
      During 2004, we employed an average of approximately 260 brand sales representatives with an average annualized direct cost, including training costs, of approximately $150,000, compared to an average of approximately 385 brand sales representatives with an average annualized direct cost of approximately $125,000 in 2003.
      In our distribution business, we employed approximately 230 and 200 sales representatives and sales support staff in 2004 and 2003, respectively.
Research and Development (R&D)
      R&D expenses were $40.5 million for 2004, compared to $52.2 million for 2003, a decrease of $11.7 million. R&D expenses in 2004 primarily related to our generic (ANDA) product development program. The decrease in R&D spending was attributable to a $14.0 million reduction in brand R&D expenses, partially offset by an increase in generic R&D spending of $2.3 million. We submitted 14 ANDAs in 2004 and 12 ANDAs in 2003.
      Our R&D efforts are currently focused on developing controlled-release generic products, using our proprietary, controlled-release drug delivery technologies, as well as niche and immediate-release generic products, including oral contraceptives. We are also working on the development of a combination product comprised of Actos® (pioglitazone), marketed by Takeda, and our extended-release metformin product.
Litigation Settlements and Other Charges
      Litigation settlements and other charges were $7.8 million for 2004, compared to $8.8 million for 2003. Our 2004 expense primarily includes settlement costs of $6.0 million related to Kos Pharmaceuticals trademark litigation and $1.6 million related to Alpharma USPD Inc. breach of contract litigation. Our 2003 expense related to various legal claims, including the negotiated settlement of an obligation to one of our law firms with respect to our generic version of Tiazac.
Equity in Earnings of Joint Ventures
      We recorded $4.5 million of equity in earnings of our unconsolidated joint ventures (ANCIRC and CARAN) in 2004, compared to $5.1 million in 2003. The 2004 decrease is primarily due to a $1.1 million decrease in our share of ANCIRC’s gross profit on sales of generic Oruvail®, partially offset by a $748,000 increase in our share of CARAN’s gross profit on sales of generic Mevacor®, which was launched in the second quarter of 2003. ANCIRC’s sales of generic Oruvail generate a higher gross margin than CARAN’s sales of generic Mevacor. ANCIRC is a 50/50 joint venture with Watson Pharmaceuticals, Inc. and CARAN is a 50/50 joint venture with Carlsbad Technologies, Inc.
Interest Income
      We recorded interest income of $4.1 million in 2004, compared to $2.2 million in 2003. The $1.9 million increase in interest income is primarily the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during 2004, compared to 2003. We invest in taxable, tax-advantaged and tax-free investment grade securities.
Interest Expense
      We incurred interest expense of $2.6 million in both 2004 and 2003. Interest expense in 2004 and 2003 is primarily related to the unused line fee and amortization of issuance costs related to our secured line of credit, and, to a lesser extent, financing charges on capital lease obligations and certain insurance premiums.
Gain on Sale of Assets
      Gain on sale of assets for 2003 includes a gain on the sale of the POL web portal of $344,000, a gain of $875,000 on the sale of certain brand marketing rights and a gain of $3.7 million associated with the sale of the Massachusetts aerosol manufacturing operation.
Income Taxes
      For 2004, we provided $28.4 million for income taxes or 30.2% of income before income taxes. This provision was less than the expected annual effective federal tax rate of 35% primarily due to the reversal of $7.9 million of income tax accruals as a result of the IRS’ proposed settlement of certain matters related to the 1999 to 2002 audit, to which we agreed, partially offset by the effect of state income taxes (see Note 12 of Notes to Consolidated Financial Statements). For 2003, we provided $30.0 million for income taxes or 38.4% of income before income taxes. This provision exceeded the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes.
Weighted Average Shares Outstanding
      The basic and diluted weighted average shares of Andrx common stock outstanding were 72.7 million and 73.5 million, respectively, in 2004, and 71.9 million and 72.7 million, respectively, in 2003. The basic weighted average share computations for 2004 and 2003 include the weighted average number of shares of common stock outstanding during the year and the vested portion of restricted stock units. Diluted per share calculations include weighted average shares of common stock outstanding, including the vested portion of restricted stock units, plus dilutive common stock equivalents (stock options and the unvested portion of restricted stock units, computed using the treasury stock method). The increase in the basic weighted average number of shares of common stock outstanding in 2004, compared to 2003, was attributable to issuances of common stock pursuant to stock option exercises, vesting of restricted stock units, and our employee stock purchase plan.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      For 2003, we generated net income of $48.2 million, compared to a net loss of $91.8 million for 2002. For 2002, of the $91.8 million of net loss, $86.4 million of total net loss was allocated to Andrx Group common stock and $5.4 million of total net loss was allocated to the former Cybear Group common stock.
Revenues and Gross Profit (Loss)

Distributed Products
      Revenues from distributed products increased by 22.9% to $657.1 million for 2003, compared to $534.6 million for 2002. The increase generally reflects our participation in the distribution of new generic products introduced by generic manufacturers, which generated net revenues of $54.7 million, and an increase in sales of existing products, partially offset by the overall price declines common to generic products. In 2003, revenues from distributed products generated $120.2 million of gross profit with a gross margin of 18.3%, compared to $101.0 million of gross profit with a gross margin of 18.9% for 2002.

Andrx Products

Generic Products
      For 2003, revenues from our generic products increased by $71.1 million, or 38.7%, to $255.0 million, compared to $183.9 million in 2002.
      Revenues from our generic controlled-release products were $208.9 million for 2003, compared to $129.3 million in 2002, an increase of $79.6 million, or 61.6%, mainly due to $75.8 million of revenues generated from products launched in 2003 (primarily generic versions of Tiazac, Glucotrol XL, supplied by Pfizer, and OTC Claritin-D 24), and an increase in revenues of $6.7 million from the inclusion of a full year of revenues of certain products launched in 2002 (including generic versions of K-Dur and Naprelan®), partially offset by a decrease in revenues of existing products of $2.9 million. The decrease in revenues from existing products was primarily due to a decrease in revenues of our generic version of Dilacor® XR of $7.4 million ($3.3 million due to a decrease in price and $4.1 million due to decreased volume), partially offset by an increase in revenues of our generic version of Cardizem CD of $4.5 million ($8.7 million due to increased volume, partially offset by $4.2 million due to a decrease in price).
      Revenues from our immediate-release and niche generic products were $46.1 million for 2003, compared to $54.6 million in 2002, a decrease of $8.5 million, or 15.5%, mainly due to decreases in revenues from our generic versions of Glucophage® of $4.4 million (a decrease in price of $10.9 million, partially offset by an increase in volume of $6.5 million) and Ventolin® of $5.0 million (a decrease in price of $4.4 million and a decrease in volume of $583,000). Revenues from products launched in 2003 were $867,000.
      SRAs as a percentage of gross revenues decreased by 5.9% to 32.6%, from 38.5% in 2002. The decrease was primarily due to a decrease in customer rebates and chargebacks as a percentage of gross revenues of 3.2% and 1.5%, respectively. The decrease in customer rebates as a percentage of gross revenues was primarily due to the introduction of new products in 2003 that were subject to lower rebate percentages. The decrease in chargebacks as a percentage of gross revenues was primarily due to the introduction of new products in 2003 that were subject to lower chargebacks.
      In 2003, our generic products generated $115.6 million of gross profit with a gross margin of 45.3%, compared to $34.5 million of gross profit with a gross margin of 18.8% in 2002. The $81.1 million increase in gross profit from our generic products for 2003, compared to 2002, resulted primarily from $49.0 million in gross profit related to 2003 product launches (mainly generic versions of Tiazac, Glucotrol XL, and OTC Claritin-D 24), and reduced charges to cost of goods sold of $46.3 million, partially offset by reductions in gross profit from existing generic products of $13.9 million. The 2002 period included charges to cost of goods sold of $65.9 million related to write-offs of pre-launch inventories, including $41.2 million related to pre-launch inventories of our generic version of Prilosec (which was not launched) and $21.5 million for generic Wellbutrin SR/Zyban, as well as a $9.8 million charge related to production related write-offs. Cost of goods sold for 2003 included charges of $10.5 million related to production related write-offs, $6.9 million related to write-offs of pre-launch inventories, primarily for generic versions of Wellbutrin SR/Zyban, and $3.9 million for the write-off of certain manufacturing machinery and equipment at our Florida manufacturing operations, a significant portion of which related to the manufacture of generic Prilosec. In 2003, we incurred costs of approximately $4.7 million related to under-utilization and inefficiencies at our Florida manufacturing facilities and our North Carolina facility. In the 2002 period, we incurred $5.8 million of charges to cost of goods sold related to under-utilization issues at our Florida manufacturing facilities. Cost of goods sold in 2003 and 2002 included royalties accrued related to revenues from our generic version of Cardizem CD.

Brand Products
      For 2003, revenues from our brand products increased $21.1 million, or 82.7% to $46.6 million from $25.5 million in 2002. 2003 revenues include sales generated from our Altoprev (lipid lowering), Entex (cough and cold), including two reformulated versions thereof, Anexsia (pain) and Embrex (prenatal vitamins) product lines. The increase in revenues for 2003 compared to 2002 was primarily the result of an increase in sales of Altoprev of $28.2 million due to a full year of sales as we began marketing Altoprev in July

2002, partially offset by decreases in revenues from the Entex, Embrex and Anexsia product lines, which were affected by various factors, including the advent of generic competition.
      SRAs as a percentage of gross revenues increased by 2.6% to 19.8%, from 17.2% in 2002. The increase was primarily due to increases in returns, Medicaid rebates, and managed care rebates of 5.4%, 3.6% and 1.7% as a percentage of gross revenues, respectively, partially offset by a decrease in sales discounts as a percentage of gross revenues of 8.1%. The increase in Medicaid and managed care rebates as a percentage of gross revenues was mainly due to an increase in the number of Medicaid and managed care agreements related to Altoprev (launched in June 2002), an increase in the rebates percentages provided therein and a change in product mix. The increase in returns as a percentage of gross revenues was primarily due to returns of Entex products in 2003 associated with the introduction of reformulated versions of two Entex products in November 2003 and the establishment of a return accrual for Altoprev in 2003. We did not have a return accrual for Altoprev in 2002 as the gross revenues recognized were based on our estimate of product that would pull through the distribution channel. As of December 31, 2002, we had deferred revenue recognition related to Altoprev in the amount of $7.8 million. The decrease in sales discounts as a percentage of gross revenues was primarily due to buy-in allowances provided on initial purchases of products, primarily Altoprev in conjunction with its launch in June 2002 and discounts associated with a coupon redemption program implemented in July 2002 related to Altoprev.
      In 2003, our brand products generated $33.8 million of gross profit with a gross margin of 72.5%, compared to $12.3 million of gross profit with a gross margin of 48.1% for 2002, an increase of $21.5 million. The increase in gross profit and gross margin for 2003 resulted primarily from a full year of Altoprev sales in 2003, contributing an increase to gross profit of $23.0 million. Gross margins were also affected by, among other things, inventory charges of approximately $1.5 million and $5.2 million, respectively (through cost of goods sold) in 2003 and 2002, for production failures, expiration and other inventory issues. Cost of goods sold in 2003 and 2002 also included royalties accrued on the revenues generated from the Entex and Anexsia product lines, as well as amortization of the marketing rights we acquired for the Embrex, Entex and Anexsia products, calculated on a straight-line basis.

Licensing and Royalties
      In 2003, we recorded $80.1 million in licensing and royalties revenue, compared to $17.3 million in 2002. Licensing and royalties revenue for 2003 and 2002 includes $76.7 million and $16.6 million, respectively, from the agreement with KUDCo (for relinquishing exclusivity rights to the 10mg and 20mg strengths of generic Prilosec). The licensing rate due from KUDCo was reduced from 15% to 9% on June 9, 2003. Licensing revenues for Andrx were further reduced in 2003 due to competition.

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
SG&A
      SG&A expenses were $213.3 million, or 20.4% of total revenues for 2003, compared to $189.9 million, or 24.6% of total revenues for 2002. For both periods, SG&A expenses included expenses related to the administration, marketing, sale, distribution and warehousing of distributed products and our brand and generic products, corporate overhead and legal costs (primarily patent infringement and antitrust matters related to our ANDA filings). The increase in SG&A expenses in 2003, compared to 2002, was primarily due to the increase in SG&A expenses for our brand products of $18.7 million, an increase in SG&A expenses for our distribution business of $9.7 million, due to expansion which includes the opening of our Ohio distribution center in September 2002, increases in insurance costs of $5.1 million and increases in corporate overhead of $5.1 million, partially offset by a decrease in operating expenses related to our former Internet business of $7.4 million and a decrease in bad debt expense of $8.8 million. SG&A expenses for 2002 include a $4.0 million allowance for doubtful accounts receivable recorded in connection with an understatement of our provisions for doubtful accounts receivable for the years ended December 31, 2001, 2000 and 1999, due to the unauthorized actions of a single employee who had made numerous improper entries that affected the adequacy of our allowance for doubtful accounts receivable. Also included in SG&A for 2002 is an increase in the provision for doubtful accounts receivable of $1.4 million related to this matter for the first and second quarters of 2002.
      We employed an average of approximately 385 brand sales representatives in 2003, compared to an average of approximately 290 in 2002. In addition, the average direct cost of an Andrx brand sales representative, including training costs, was approximately $125,000 in 2003, compared to $105,000 in 2002. In December 2003, we reorganized our brand sales force structure to comprise 325 primary care sales territories and reduced the number of brand sales representatives by approximately 100 to 250 brand sales representatives. In connection with this reorganization, we recorded a charge of approximately $1.1 million for severance and outplacement services for the reduction in brand sales personnel. In our distribution business, we employed approximately 200 sales representatives and sales support staff in both 2003 and 2002.
R&D
      R&D expenses were $52.2 million for 2003, compared to $51.5 million for 2002. R&D expenses in 2003 primarily reflect our efforts in our generic (ANDA) product development program. We filed 12 ANDAs in 2003. We also filed two NDAs (a valproate product, for which the FDA issued a tentative approval in 2004, and Fortamet, which was approved by FDA in 2004). R&D expenses for 2002 included a milestone payable to Geneva Pharmaceuticals, Inc. (now known as Sandoz) of $3.0 million for Fortamet. The reduced focus on brand R&D resulted in a reduction in personnel and the recording of a charge of approximately $1.4 million for severance and outplacement services in the fourth quarter of 2003.
Litigation Settlements and Other Charges
      Litigation settlements and other charges were $8.8 million in 2003 compared to $72.8 million in 2002. The 2003 charges related to various previously disclosed legal claims, including a negotiated settlement of an obligation to one of our law firms with respect to our generic version of Tiazac. The 2002 charges included a $65.0 million charge in anticipation of reaching a settlement on certain litigation related to Cardizem CD. This contingency became probable and estimable in June 2002 as a result of mediation discussions between Andrx, Aventis and the various classes of plaintiffs in the Cardizem CD antitrust litigation that was pending for multidistrict proceedings in the United States District Court for the Eastern District of Michigan. In connection therewith, in July 2002, we entered into a binding settlement with the direct purchaser class of plaintiffs and Aventis. In January 2003, we entered into a settlement with the indirect purchaser class of plaintiffs, the attorneys general for all 50 states, the District of Columbia and Puerto Rico, and Aventis. The respective payments made or to be made by Andrx and Aventis under these agreements have not been disclosed.
      The 2002 period also included a charge of $7.8 million related to a write-off of goodwill and certain intangible assets for the physician’s network and trademarks created during the Mediconsult acquisition. Such charges were the result of management’s decision in the fourth quarter of 2002 not to commit additional resources to POL and an evaluation of the goodwill and intangible assets arising from the acquisition of Mediconsult and the subsequent integration of Internet operations into Andrx. We sold the POL web portal in December 2003.

Equity in Earnings of Joint Ventures
      We recorded $5.1 million of equity in earnings of our unconsolidated joint ventures in 2003, compared to $3.7 million in 2002. For 2003 and 2002, equity in earnings of our joint ventures was generated by ANCIRC’s net sales of its generic versions of Oruvail and, to a lesser extent, Trental®, and CARAN’s net sales of its generic versions of Mevacor and, to a lesser extent, Pepcid® and Prozac®.
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
Weighted Average Shares Outstanding
      The basic and diluted weighted average shares of Andrx common stock outstanding were 71.9 million and 72.7 million, respectively, in 2003, and the basic and diluted weighted average shares outstanding were both 70.9 million in 2002. The basic weighted average share computations for 2003 and 2002 include the weighted average number of shares of common stock outstanding during the year and the vested portion of restricted stock units. For 2003 diluted per share calculations include weighted average shares of common stock outstanding, including the vested portion of restricted stock units, plus dilutive common stock equivalents (stock options and the unvested portion of restricted stock units, computed using the treasury stock method). For 2002, all potential common stock equivalents were excluded from the diluted share computation as we reported a net loss and, accordingly, such potential common stock equivalents were anti-dilutive. The increase in the basic weighted average number of shares of Andrx common stock outstanding in 2003, compared to 2002, was attributable to exercises of stock options and issuances of shares under our employee stock purchase plan.
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

LIQUIDITY AND CAPITAL RESOURCES
      As of December 31, 2004, we had $210.1 million in cash, cash equivalents and investments available-for-sale, and $313.6 million in working capital.
Operating Activities
      In 2004, net cash provided by operating activities was $87.9 million, compared to $143.2 million in 2003 and net cash used in operating activities of $44.0 million in 2002.
      In 2004, net cash provided by operating activities of $87.9 million primarily resulted from net income of $65.7 million, as adjusted for non-cash items, including depreciation and amortization of $34.6 million and impairment charges of $18.5 million, and decreases in prepaid and other assets of $16.1 million, partially offset by decreases in accounts payable and accrued expenses and other liabilities of $48.8 million. Non-cash impairment charges mainly related to our North Carolina facility and Entex products of $14.5 million and $3.5 million, respectively. In addition, 2004 also included deferred income tax provision of $8.9 million and income tax benefits on exercises of stock options and restricted stock units of $2.5 million, partially offset by equity in earnings of joint ventures of $4.5 million. There were also increases in accounts receivable and inventories of $4.9 million and $2.0 million, respectively. Decreases in accounts payable and accrued expenses and other liabilities were mainly due to payments to Pfizer for prior year generic Glucotrol XL purchases. Decreases in prepaid and other assets were primarily due to the collection of the $9.7 million advance to Impax in 2004.
      In 2003, net cash provided by operating activities of $143.2 million included net income of $48.2 million, increases in accounts payable and accrued expenses and other liabilities of $85.2 million, offset by increases in accounts receivable of $15.6 million, inventories of $72.3 million, and prepaid and other assets of $6.2 million. In addition, 2003 also included an income tax refund of $51.7 million, deferred income tax provision of $12.9 million, depreciation and amortization of $29.1 million, a provision for doubtful accounts receivable of $4.3 million, other non-cash impairment charges related to our Internet and Massachusetts aerosol manufacturing operations and machinery and equipment write-offs in Florida of $12.1 million, income tax benefits on exercises of stock options of $3.1 million and amortization expense of restricted stock units of $1.5 million, offset by a gain on the sale of assets of $5.6 million and equity in earnings of joint ventures of $5.1 million. The increases in accounts receivable, inventories and accounts payable and accrued expenses were primarily related to the launch of generic Glucotrol XL, purchased from Pfizer. The increase in prepaid and other assets was primarily due to the $9.7 million advance to Impax in connection with our exclusivity agreement related to generic versions of Wellbutrin SR/ Zyban. The $9.7 million advance to Impax was collected in 2004.
      In 2002, net cash used in operating activities of $44.0 million included a net loss of $91.8 million, increases in accounts receivable of $13.2 million and prepaid and other assets of $4.0 million, offset by a decrease in inventories of $11.6 million, increases in accounts payable and accrued expenses and other liabilities of $28.3 million. In addition, 2002 also included a gain on the sale of the Histex product line of $5.1 million, equity in earnings of joint ventures of $3.7 million and deferred income tax benefit of $25.8 million, income taxes paid of $838,000, offset by depreciation and amortization of $22.1 million, a provision for doubtful accounts receivable of $13.2 million, other non-cash impairment charges related to our Internet and aerosol operations of $19.6 million, income tax benefits on exercises of stock options of $5.4 million and amortization expense of restricted stock units of $295,000.
Investing Activities
      Net cash used in investing activities was $119.7 million in 2004, compared to $105.9 million in 2003 and net cash provided by investing activities of $49.2 million in 2002.
      In 2004, net cash used in investing activities of $119.7 million consisted of $88.3 million in purchases of property, plant and equipment, $31.2 million in net purchases of investments available-for-sale and $5.4 million for the acquisition of product rights, offset by $5.2 million in proceeds from distributions of joint ventures. Our purchases of property, plant and equipment primarily relate to capital investments in our manufacturing and R&D facilities in Florida and the renovation of our North Carolina manufacturing facility (prior to the decision in June 2004 to discontinue renovations).
      In 2003, net cash used in investing activities of $105.9 million consisted of $39.5 million in purchases of property, plant and equipment, $66.9 million in net purchases of investments available-for-sale, and $10.1 million in acquisition of product rights, including the payment of $10.0 million to Pfizer related to our supply and distribution agreement for Cardura XL, offset by $5.9 million in proceeds from the sale of assets and $4.6 million in proceeds from distributions of joint ventures. Our purchases of property, plant and equipment were primarily from capital investments in our manufacturing and R&D facilities in Florida and the renovation of our North Carolina manufacturing facility, which we ceased in 2004. The $10.0 million payment to Pfizer was refunded in February 2005, after that agreement was terminated.
      In 2002, net cash provided by investing activities of $49.2 million consisted of $159.1 million in net maturities of investments available for sale, $1.6 million in proceeds from the sale of the Histex product line and $949,000 in proceeds from distributions of joint ventures, offset by $112.3 million in purchases of property, plant and equipment and $100,000 for the acquisition of brand product rights.
Financing Activities
      Net cash provided by financing activities was $6.6 million in 2004, $3.8 million in 2003, and $6.0 million in 2002.
      In 2004, net cash provided by financing activities of $6.6 million consisted of $6.0 million in proceeds from issuances of shares of Andrx common stock from exercises of Andrx stock options, and $1.5 million in proceeds from issuances of shares of Andrx common stock under the employee stock purchase plan, offset by $900,000 in principal payments on capital lease obligations.
      In 2003, net cash provided by financing activities of $3.8 million consisted of $3.4 million in proceeds from issuances of shares of Andrx common stock from exercises of Andrx stock options, $1.2 million in proceeds from issuances of shares of Andrx common stock under the employee stock purchase plan, offset by $843,000 in principal payments on capital lease obligations.
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
Sufficiency of Capital Resources
      On December 30, 2002, we entered into a four-year, secured revolving line of credit facility for up to an aggregate amount of $185.0 million, none of which was outstanding at December 31, 2004. Borrowings available under the credit facility are limited to defined values of eligible accounts receivable, inventories, property, plant and equipment and reserves established by the lenders. Interest accrues on the average outstanding principal balance under the credit facility and a fee accrues on the unused portion of the credit facility. Andrx and its subsidiaries granted the lenders a first priority security interest in substantially all of their respective assets, including accounts receivable, inventories, deposit accounts, property, plant and equipment and general intangibles, and real estate owned at the date of the credit facility. The credit facility contains certain financial covenants and we are currently in compliance with all the required covenants. However, the borrowing base limits our borrowing availability to approximately $169 million as of December 31, 2004. We are considering amending or replacing the credit facility.
      Our most significant 2005 cash requirement will be for facilities, machinery and equipment related to the expansion of our Florida manufacturing facilities. Capital expenditures are currently estimated to be $51 million in 2005.
      On March 2, 2005, we entered into agreements with First Horizon for the sale and licensing of certain rights and assets related to our Fortamet and Altoprev brand pharmaceutical products. First Horizon has agreed to pay us $50 million for Fortamet and up to $35 million for Altoprev. The amount that we may receive from First Horizon related to Altoprev, if any, is contingent upon meeting and maintaining certain supply requirements, as defined. We will also be entitled to receive royalties on net sales, as defined, of Fortamet and Altoprev of 8% and 15%, respectively. We will retain our obligation to pay a royalty to Sandoz related to Fortamet subject to certain minimums and a maximum. We have also entered into a long-term manufacturing and supply arrangement for Fortamet and Altoprev with First Horizon. The closing of the transaction, which is subject to certain customary conditions including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, is expected to occur by May 2005. After that closing occurs, we have agreed to provide certain transitional services to First Horizon for a period of time. In connection with this divestiture of our brand business, we estimate that we will incur personnel related expenses of approximately $8.0 million, including severance, performance incentives and retention. In addition, we estimate we will incur approximately $6.5 million in other costs which consist of approximately $4.0 million in non-cash charges primarily related to potential lease impairments as well as payments of approximately $2.5 million for transaction costs and contract termination costs.
      Our 2003 income tax return reflected a significant tax loss as the result of certain ordinary business developments. We believe the loss is appropriate and deductible. Nevertheless, we have recorded an accrual, which is included in accrued expenses and other liabilities in the Consolidated Balance Sheets, to fully offset the resulting 2003 and 2004 income tax benefits of approximately $17.2 million and $24.9 million, respectively. The remaining federal loss carryforward of approximately $29.2 million tax effected, may be available to reduce certain future taxable income, which at that time may be similarly offset by an accrual for financial reporting purposes.
      The IRS has begun an audit of our 2003 tax return and will likely challenge the 2003 tax loss. As of December 31, 2004, the accrual for this tax loss was $31.3 million and is included in accrued expenses and other liabilities in our Consolidated Balance Sheet. If the IRS were to prevail, we would be required to pay an amount up to the accrual, which will include interest at the statutory rate. If we were to prevail or settle this issue with the IRS, we would reverse all or a portion of the accrual, reduce income tax expenses accordingly, and pay the IRS the settlement amount, if any, including interest at the statutory rate.
      Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.
      As a result of the January 2005 termination of our supply and distribution agreement with Pfizer for Cardura XL, Pfizer refunded $10 million to us in February 2005.
      Absent a significant acquisition of a product or business or other presently unforeseen circumstances, we anticipate that our existing capital resources and cash flows from operations will be sufficient to enable us to maintain our operations and meet our capital expenditure requirements and other commitments through at least the next 12 months without drawing on our credit facility.
OUTLOOK
      As noted elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, investors are cautioned that all forward-looking statements involve risk and uncertainties, including those identified elsewhere in this annual report under Risk Factors. Accordingly, investors are cautioned not to place reliance on those forward-looking statements, including those made in this Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Distributed Products
      Our pharmaceutical distribution business revenues have generally experienced a history of consistent, quarterly sequential growth, and we believe our revenues will continue to grow at a rate generally consistent with the growth of the overall generic industry. Revenues from these operations are affected, in large part, by our participation in the launch of new generic products by other generic manufacturers, and the commencement and extent of competition for these products and the other products we distribute. Sales prices for generic products typically decline with the onset of additional generic competition, particularly after such products are sold during an initial marketing exclusivity period.
      Our distributed product revenues increased in 2004 compared to 2003, and we believe they will continue to grow in a manner consistent with the growth of the overall generic industry. Our distribution product revenues did not increase sequentially in the second and third quarters of 2004, however, primarily because of a lack of significant new generic product introductions in those periods. In the fourth quarter of 2004, several significant new generic products were launched into the market, and our distribution business experienced record revenues. According to published data, generic versions of numerous brand products having substantial annual sales are expected to be launched in the next few years. Consequently, growth in revenues will continue to be primarily a function of new generic products launched by other generic manufacturers, offset by the overall level of net price declines on existing distributed products.
      Our pharmaceutical distribution business competes with a number of large wholesalers that market, among other things, both brand and generic pharmaceutical products to their customers and may therefore offer broader marketing programs. We also compete with other pharmaceutical distributors. Though the distribution of pharmaceutical products is historically a relatively low gross margin industry, competition could result in further pressure on revenues and gross margins.
      Our distribution business plays a significant role in the sale of our current generic products. We believe our distribution business will continue to play a significant role in our new product launches, and can similarly benefit our collaborative partners’ products. For external reporting purposes, this segment’s financial results do not include its participation in the distribution of our generic products. Such revenues are classified as Andrx product revenues in our Consolidated Statements of Income. We continue to explore various means to leverage our distribution capabilities.

Andrx Generic Products
      The generic pharmaceutical industry is highly competitive and selling prices are often subject to significant and rapid declines as a result of competition among existing products or new products entering the market. In our generic sales efforts, we compete with domestic and international companies, including brand pharmaceutical companies that sell their brand product as an authorized generic through partners and/or their own generic affiliates. Many of these competitors offer a wider variety of generic products to their customers, and some manufacture their products in countries such as India and China where raw materials are obtained and finished product can be manufactured at a significantly lower cost.
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
      We believe that our controlled-release products may face a limited number of competitors having the scientific and legal expertise to develop these products and bring them to market as compared to immediate-release products. We also believe that, for various reasons, our niche products may also face fewer competitors than most generic products. We believe that potentially fewer competitors, combined with the synergistic value derived from our pharmaceutical distribution business, better position Andrx to compete in the highly competitive generic product marketplace.
      Currently, our overall level of profitability remains dependent, to a great extent, on a relatively small number of products. If these products, particularly our generic versions of Cardizem CD and, to a lesser extent, Tiazac, Glucotrol XL (supplied by Pfizer) and our Claritin products were to experience increased competition, the resulting price reductions and/or reduced market share would significantly adversely affect these products’ contribution to our results of operations. FDA approved an additional generic version of

Cardizem CD in May 2004, which has not yet been launched, and there is an ANDA pending approval by the FDA for a generic version of Tiazac. Consequently, additional generic competition for our versions of these products could occur in early 2005.
      Excluding the $14.5 million write-down of our North Carolina facility in the 2004 second quarter, our generic products business experienced two consecutive quarters of declining revenues, gross profits and gross margin in the second half of 2004, and absent introductions of significant new products, additional sequential quarterly declines in operating results are likely. Revenues and gross profits will also vary depending upon the timing and market environment related to the launch of our new products.
      Future growth of our generic products business will be generated from the launch of new products, particularly our generic versions of Concerta, which has not been approved by FDA and remains the subject of Citizen Petitions filed with FDA, and Biaxin XL which, though approved by FDA, we do not plan to launch earlier than May 2005 due to patent considerations. We are also working towards a 2005 launch, by Perrigo, of our OTC generic version of Claritin-D 12, which was approved in January 2004, towards FDA approval and launch of our own generic versions of Glucotrol XL, so we can generate substantially greater gross margins than we presently earn from our sale of product supplied by Pfizer, and the launch of other ANDA products awaiting approval at the FDA. There is no certainty about whether or when these Andrx products will be launched. In the event that FDA does not approve certain of our product candidates or their market introduction is delayed due to other factors such as litigation and new patent listings, among others, we may need to write-off all or a portion of pre-launch inventories related to these product candidates.
      We are also working towards acquiring additional products and increasing our margins through external efforts such as strategic alliances, collaborative agreements and acquisitions. In some cases these efforts will result in the utilization of our sales and marketing capabilities, including those obtained through our distribution operations, to maximize the value of the generic products that other companies are seeking to market. In other situations, we intend to have these efforts result in the development and/or supply of raw material and finished products by such third party at a lower price. These external efforts will primarily be directed towards other countries such as India and China.
      We continue to invest in R&D and currently have approximately 30 ANDAs pending at FDA. However, the launch of our generic product candidates is dependent upon a number of factors, both within and outside our control. Factors outside our control include new Orange Book patent listings, related patent infringement litigation and the expiration of others’ exclusivity rights, each of which affects the timing of our receipt of FDA marketing approval, FDA’s resolution of Citizen Petitions, and the timing and outcome of our patent litigation. The revenues and gross profits to be generated by these new products will also be affected by the amount of generic competition they encounter, once launched, particularly after the expiration of any 180-day exclusivity period that we might have, either alone or on a shared basis, and whether there is an authorized generic product in the market.
      We have made, are in the process of making or will make commercial quantities of certain new products prior to the date on which we anticipate that such products will receive FDA final marketing approval and/or satisfactory resolution of any patent infringement litigation involving such products. The commercial production of these products involves the risk that such product(s) may not be successfully scaled-up or approved for marketing by FDA on a timely basis or ever and/or that the outcome of such litigation may not be satisfactory. When an exclusivity period is involved, this is a particularly difficult determination. These risks notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final FDA marketing approval or for which patent infringement litigation may be pending, when we believe that such action is appropriate in relation to the commercial value of the product launch opportunity.

Andrx Brand Products
      At the end of 2004, our board of directors approved a plan to divest, or seek other strategic alternatives for, our brand pharmaceutical business, realigning our business strategy and focusing on our core competencies of formulation development and marketing of generic controlled-release pharmaceuticals and distribution.

We engaged Banc of America Securities LLC to assist in the process of divesting or seeking strategic alternatives for our brand business, which is primarily a sales and marketing organization with a limited number of products. We anticipate that this process will be completed in 2005. We believe that the brand business will continue to incur operating losses until the disposition of the business is completed. In addition, our decision to exit the brand business and the related reduction in sales force may result in declining prescriptions and lower revenues.
      On March 2, 2005, we entered into agreements with First Horizon for the sale and licensing of certain rights and assets related to our Fortamet and Altoprev brand pharmaceutical products. First Horizon has agreed to pay us $50 million for Fortamet and up to $35 million for Altoprev. The amount that we may receive from First Horizon related to Altoprev, if any, is contingent upon meeting and maintaining certain supply requirements, as defined. We will also be entitled to receive royalties on net sales, as defined, of Fortamet and Altoprev of 8% and 15%, respectively. We will retain our obligation to pay a royalty to Sandoz related to Fortamet subject to certain minimums and a maximum. We have also entered into a long-term manufacturing and supply arrangement for Fortamet and Altoprev with First Horizon. We will evaluate whether these arrangements are at fair value and defer recognition of the purchase price as appropriate, if necessary. The computation of the amount of gain or loss on the transaction, as well as the ultimate disposition of the brand business goodwill of $26.3 million, will be dependent upon the resolution of the issues described above. The closing of the transaction, which is subject to certain customary conditions including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, is expected to occur by May 2005. After that closing occurs, we have agreed to provide certain transitional services to First Horizon for a period of time. In connection with this divestiture of our brand business, we estimate that we will incur personnel related expenses of approximately $8.0 million, including severance, performance incentives and retention. In addition, we estimate we will incur approximately $6.5 million in other costs which consist of approximately $4.0 million in non-cash charges primarily related to potential lease impairments as well as payments of approximately $2.5 million for transaction costs and contract termination costs.
      We have encountered and are experiencing manufacturing difficulties with respect to the production of Altoprev. We have engaged outside consultants to assist us in resolving these issues and are confident that they will be resolved in a timely manner. Nevertheless, these issues could result in a shortage of product that could adversely affect our future revenues from Altoprev and the amount we are able to realize upon the disposition of this asset. We are not aware of any ANDA filing with respect to Altoprev, which has certain patents listed in the Orange Book.
      In May 2004, we began marketing Fortamet, our second internally developed brand product, which was approved by FDA in April 2004. Fortamet was awarded a three-year marketing exclusivity period, and we have listed certain patents in the Orange Book with respect to this product. We are required to pay royalties to Sandoz on sales of Fortamet for a five-year period, with certain guaranteed annual minimums and maximums.
      Though our Entex line of products continues to generate significant revenues, $15.8 million, $11.8 million, and $14.2 million in 2004, 2003, and 2002, respectively, the continued economic life of this line of products is uncertain. Generic versions of Entex LA and Entex PSE were introduced in the third quarter of 2004, which will result in lower revenues and gross profit from these Entex products. Moreover, as a result of the June 2004 FDA approval of an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product, and FDA’s guidance that such action may result in the withdrawal of similar unapproved drug products from the market, it is unclear how long FDA will continue to allow the sale of Entex PSE, and whether similar actions will occur with respect to Entex LA. In July 2004, we began amortizing the remaining carrying amount of our Entex product rights over 18 months and the amortization expense related to our Entex product rights increased by $3.1 million to $4.5 million on an annual basis. We will continue to periodically assess the unamortized portion of our Entex product rights and inventories ($4.5 million and $50,000, respectively, as of December 31, 2004) and the useful life of our Entex product rights whenever events or changes in circumstances indicate that the carrying amount of our Entex product rights may not be recoverable. Future FDA actions may significantly impact Entex revenues, the carrying value of our Entex product rights, and our decision as to whether we should retain or dispose of our Entex product rights. The Entex and Anexsia product lines, which generated $19.6 million, $15.5 million, and

$17.5 million in 2004, 2003, and 2002, respectively, are not considered part of the brand business to be divested.
      In May 2004, FDA issued a tentative NDA approval for our valproate sodium product. Final approval is pending expiration of a 30-month stay (approximately October 2005), FDA’s response to the Citizen Petition filed by Abbott Laboratories and/or favorable resolution of the patent infringement litigation filed by Abbott Laboratories.
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
      Net sales of any of our products will be adversely affected by generic introductions, seasonality (for cough and cold brand products), and by our announced decision to divest or seek alternative strategies for our brand business, which has resulted and will likely continue to result in a reduction in the number of sales representatives promoting our brand products.

Licensing and Royalties Revenue
      We presently derive licensing and royalties revenue at a rate of 6.25% from our October 2002 Commercialization Agreement with KUDCo, which will end in February 2006. The amount of such revenue we receive depends upon KUDCo’s profits from its sales of its generic version of Prilosec, which amount is subject to competition and numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments, and other SRAs and related expenses. As a result of continuing and increased competition, we anticipate that our revenues from this agreement will continue to decline in 2005.
      We believe we maintain a 180-day period of market exclusivity with respect to our ANDA for a generic version of the 40mg strength of Prilosec, and will continue to attempt to commercialize the value of that exclusivity period and our generic version of Prilosec. However, there are at least two pending litigation matters challenging FDA’s interpretation of the 180-day exclusivity period, and the outcome of that litigation could affect our rights.

Cost of Goods Sold
      Our future financial performance remains dependent on our ability to manufacture sufficient product to meet the market demand for our current and anticipated products on a timely basis.
      We have made various organizational changes that are intended to improve accountability, foster teamwork and improve coordination among our R&D, manufacturing and quality groups and thereby better ensure the timely and uninterrupted supply of our current products and product candidates, maximize communication and reduce inefficiencies. These changes included assigning and hiring new personnel to manage our manufacturing and quality groups, respectively, revising our process development and technical transfer processes, and establishing a project management office to manage our product line from inception to launch. We have also implemented changes in our training program to better ensure that our manufacturing and quality employees are properly trained.
      We are subject to regular inspections by FDA. Any non-compliance with cGMP or the corrective action plan we proposed to FDA in response to the Form 483 notices issued by FDA could have a material adverse effect on our financial condition and results of operations. (See “Risks Relating to the Pharmaceuticals Industry Generally and to Andrx Specifically” in this Annual Report on Form 10-K).
      To meet the market demand for our current and anticipated products, and manufacture our products in compliance with our regulatory submissions and cGMP requirements, we continue to focus on improving the efficiency and quality of our manufacturing operations. These efforts include, among others: (i) optimizing our processes, thereby reducing product rejections; (ii) implementing quality initiatives to ensure compliance with cGMP, including laboratory information management systems; (iii) increasing personnel training, accountability, development and expertise; (iv) implementing JD Edwards Enterprise Resource Planning (ERP) system, an integrated planning and operating system, which we accomplished in early 2005; (v) evaluating the commercial viability of producing certain products that we anticipate will generate a relatively small amount of profit compared to the utilization of resources in order to allow us to optimize our output and maximize our profitability; (vi) transferring production (or portions thereof) for certain products to equipment capable of handling larger batch sizes or to third parties, including foreign contract manufacturers; and (vii) renovating our facilities to increase capacity and optimize production. Until all of our efforts come to fruition, we will continue to incur significant costs related to inefficiencies and excess capacity at our manufacturing facilities and production related write-offs.
      We also continue to incur significant costs related to inefficiencies and excess capacity at our manufacturing facilities because our products employ a variety of technology platforms and we need to prepare for our future manufacturing requirements. This causes certain of our manufacturing capabilities to at times be over-utilized, while others are under-utilized and, to remedy those areas where our manufacturing facilities are over-utilized, we continue to expand our manufacturing capabilities. This expansion will result in increased unabsorbed overhead in the near future that will be charged directly to cost of goods sold.
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

SG&A Expenses
      Our SG&A expenses vary with the level of our sales and our sales product mix, which includes distributed products, our generic products and our brand products, and with changes to general and administrative activities. SG&A expenses related to our distribution business are primarily variable in nature, and change with our distribution revenues. SG&A expenses related to our generics business are relatively flat and do not vary significantly with the level of generic revenues. SG&A expenses related to our brand business generally increase or decrease as a result of our sales and marketing efforts, but will be significantly affected by our decision to divest this business. Corporate SG&A expenses primarily include general and administrative expenses related to our corporate headquarters, which primarily houses our information systems, human resources, legal and corporate executive, finance and administrative functions. It also includes amortization expense related to restricted stock units.
      In connection with the divestiture of our brand business, we estimate that we will incur personnel related expenses of approximately $8.0 million, including severance, performance incentives and retention. In addition, we estimate we will incur approximately $6.5 million in other costs which consist of approximately $4.0 million in non-cash charges primarily related to potential lease impairments as well as payments of approximately $2.5 million for transaction costs and contract termination costs. We are also reevaluating our cost structure with respect to corporate and our remaining business units to determine whether our existing infrastructure remains necessary for our current and anticipated operations. Our infrastructure realignment decisions could result in additional charges. All of our employees have historically received a grant of stock options as part of their compensation, and beginning in 2003, such options were to be granted on annual basis to many of our employees. As a result of the adoption of new accounting rules requiring that such options be expensed in the first interim period that begins after June 15, 2005, we are in the process of modifying the manner in which we compensate our employees. It is likely that we will curtail the issuance of stock options and increase the awarding of restricted stock units and other forms of compensation in the future. As a result, our corporate SG&A will increase in 2005 due to the expensing of stock options and anticipated increases in amortization expense related to restricted stock units. Our corporate SG&A will also be affected by increased amortization expense related to the JD Edwards ERP system implementation.

R&D Expenses
      We anticipate that R&D expenses for 2005 will total approximately $49 million, and will focus primarily on generic R&D. R&D expenses will be evaluated throughout 2005 giving consideration to, among other things, our level of profitability and development opportunities.

Income Taxes
      We believe our combined federal and state effective tax rate for 2005 will be approximately 38%. However, we are currently under audit by the IRS for the years 1999 through 2003. Despite our belief that our tax return positions are correct, it is our policy to establish accruals for tax contingencies that may result from examinations by tax authorities. While it is difficult to predict the final outcome of any particular tax matter, we believe our tax accruals are adequate. The tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably likely that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions. See Note 12 of Notes to Consolidated Financial Statements for a discussion of our tax accruals.

Earnings Guidance
      Our policy is not to provide specific earnings projections or guidance, and not to comment on research analyst reports, including earnings estimates or consensus. Through public disclosures such as our press releases and periodic SEC reports, including this Form 10-K, we attempt to provide sufficient disclosure of both our current status and future prospects, using the Safe Harbor provision for forward-looking statements prescribed in the Private Securities Litigation Reform Act of 1995, to allow the investment community to properly evaluate us and our prospects for performance. There can be no assurance that research analysts in using publicly available information will generate research reports or earnings estimates consistent with our actual internal plan or that such estimates will not vary significantly from analyst to analyst. Accordingly, even if we execute our own plans, our actual performance may be substantially different than what is reflected in any individual research analyst’s reports or earnings estimate or the consensus of such estimates.
RECENT ACCOUNTING PRONOUNCEMENTS

Inventory Costs
      In November 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 151, “Inventory Costs” (SFAS 151), amending the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing” by clarifying the accounting for certain items. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges, and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June  15, 2005, however, earlier application is permitted. SFAS No. 151 will not have a material impact on our consolidated financial statements.

Share-Based Payment
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires that the cost relating to share-based payment transactions, including share options, restricted share plans, and employee share purchase plans, be recognized in financial statements. The cost of these transactions will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public companies will be required to apply the provisions of SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005.
      As discussed in Note 15 of Notes to Consolidated Financial Statements, we have accelerated the vesting of out-of-the-money unvested stock options, in accordance with APB Opinion No. 25. There can be no assurance that the acceleration of the vesting of these options will not result in some future compensation expense. We will begin to expense the remaining in-the-money unvested stock options awarded to acquire approximately 1,100,000 shares of Andrx common stock in our first interim reporting period that begins after June 15, 2005, in accordance with the provisions of SFAS No. 123(R). We have estimated that the compensation expense to be recognized related to these options, assuming no forfeitures and no additional grants, will be approximately $4.0 million, of which $1.0 million, $2.0 million, $850,000, and $150,000 will be expensed in 2005, 2006, 2007, and thereafter, respectively.
      It is likely that we will curtail the issuance of stock options and increase the awarding of restricted stock units and other forms of compensation in the future.
      Once the provisions of SFAS No. 123(R) go into effect, our Employee Stock Purchase Plan will also be treated as compensatory. We cannot estimate the compensation expense that will be recognized in connection with our Employee Stock Purchase Plan because such expense will depend on the number of employees participating in the plan, our stock price, and other factors. Had SFAS No. 123(R) been in effect in 2004, the compensation expense recognized in connection with our Employee Stock Purchase Plan would have been immaterial to our results of operations.

Accounting for Income Taxes — the American Jobs Creation Act of 2004
      In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP FAS 109-1 states that the qualified production activities deduction under the American Jobs Creation Act of 2004 be accounted for as a special deduction in accordance with FAS 109, and not as a rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company’s tax return, and not by adjusting deferred taxes in the period of enactment. FSP FAS 109-1 was effective upon issuance. As a result of FSP FAS 109-1 and the American Jobs Creation Act of 2004, we expect that our effective income tax rate will be reduced; however, we cannot quantify the impact of such rate reduction as we are awaiting implementation guidance from the U.S. Treasury Department and the IRS.
LITIGATION
      See Note 17 of Notes to Consolidated Financial Statements

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk
      We invest cash balances in excess of operating requirements in cash equivalents and marketable securities, generally money market funds, corporate debt, U.S. and government agency securities, state, municipal and local agency securities, and auction rate securities with an average maturity of approximately one and a half years. In 2004, a committee of our board of directors approved the extension of the maximum maturity of our investments from two to three years with the average life of the portfolio increasing from 12 to 18 months. Our investments are investment-grade securities and deposits are with investment-grade financial institutions. All marketable securities are considered available-for-sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. The marketable securities we hold are subject to interest rate risk and will decrease in value if market interest rates increase. However, because of the short-term nature of the marketable securities, we do not believe that interest rate fluctuations would materially impair the principal amount of our investments. We also believe that the realization of material losses due to a change in interest rates is unlikely due to the relatively short-term nature, the diversity and the credit quality of our investments.

      During the years ended December 31, 2004 and 2003, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.
      Borrowings under our revolving credit facility are also interest rate sensitive, because the applicable rate varies with changes in the prime rate of lending or the average Eurodollar rate. We had no amounts outstanding under this credit facility during 2004 and 2003. If we incur indebtedness under our credit facility in the future, we cannot ensure that interest rate fluctuations will not have a negative impact on our business.
      We do not use derivative financial instruments in our investment portfolio. We have operated primarily in the United States. Accordingly, we do not have any material exposure to foreign currency rate fluctuations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Andrx Corporation
      We have audited the accompanying consolidated balance sheets of Andrx Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrx Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Andrx Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.
      As discussed in Note 2, in 2002, the Company changed its method of accounting for goodwill, as required by the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, Florida
March 4, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
      Management of Andrx Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management evaluated our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2004, our internal control over financial reporting was effective.
      Our independent registered public accounting firm, Ernst & Young LLP, has audited management’s assessment of our internal control over financial reporting. Ernst & Young LLP’s opinions on management’s assessment and on the effectiveness of our internal control over financial reporting and their opinion on our financial statements appear on pages 81 and 79, respectively, in this annual report on Form 10-K.
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Andrx Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control over Financial Reporting, that Andrx Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Andrx Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Andrx Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Andrx Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Andrx Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, FL
March 4, 2005

ANDRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$42,290	$67,498
Short-term investments available-for-sale, at market value	44,815	137,625
Accounts receivable, net of allowance for doubtful accounts of $4,703 and $7,734 at December 31, 2004 and 2003, respectively	144,025	138,849
Inventories	197,304	193,079
Deferred income tax assets, net	57,883	64,963
Assets held for sale	49,120	45,554
Prepaid and other current assets	23,502	29,755

Total current assets	558,939	677,323
Long-term investments available-for-sale, at market value	122,962	—
Property, plant and equipment, net	284,105	236,991
Goodwill	7,665	7,665
Other intangible assets, net	7,106	13,721
Other assets	8,936	22,746

Total assets	$989,713	$958,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,715	$148,862
Accrued expenses and other liabilities	136,169	144,241
Liabilities held for sale	3,489	4,255

Total current liabilities	245,373	297,358
Deferred income tax liabilities	34,605	27,108
Other long-term liabilities	10,974	11,079

Total liabilities	290,952	335,545

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock; $0.001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value, 200,000,000 shares authorized; 72,924,400 and 72,331,600 shares issued and outstanding at December 31, 2004 and 2003, respectively	73	72
Additional paid-in capital	507,934	498,366
Restricted stock units, net	(6,471)	(7,761)
Retained earnings	197,874	132,215
Accumulated other comprehensive (loss) income, net of income taxes	(649)	9

Total stockholders’ equity	698,761	622,901

Total liabilities and stockholders’ equity	$989,713	$958,446

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.

ANDRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except share and
	per share amounts)
Revenues:
Distributed products	$676,312	$657,098	$534,618
Andrx products	421,763	301,652	209,407
Licensing and royalties	46,765	80,080	17,340
Other	247	7,508	9,615

Total revenues	1,145,087	1,046,338	770,980
Cost of goods sold	799,714	704,212	623,399

Gross profit	345,373	342,126	147,581

Operating expenses:
Selling, general and administrative	209,003	213,274	189,923
Research and development	40,505	52,235	51,479
Litigation settlements and other charges	7,800	8,750	72,833

Total operating expenses	257,308	274,259	314,235

Income (loss) from operations	88,065	67,867	(166,654)
Other income (expense):
Equity in earnings of joint ventures	4,504	5,135	3,697
Interest income	4,060	2,242	5,420
Interest expense	(2,567)	(2,641)	(200)
Gain on sale of assets	—	5,605	5,094

Income (loss) before income taxes	94,062	78,208	(152,643)
Provision (benefit) for income taxes	28,403	30,031	(60,826)

Net income (loss)	$65,659	$48,177	$(91,817)

EARNINGS (LOSS) PER SHARE:
ANDRX GROUP COMMON STOCK:
Net income (loss) allocated to Andrx Group (including Cybear Group commencing May 18, 2002)	$65,659	$48,177	$(85,873)
Premium on conversion of Cybear Group common stock	—	—	(526)

Total net income (loss) allocated to Andrx Group	$65,659	$48,177	$(86,399)

Net income (loss) per share of Andrx Group common stock:
Basic	$0.90	$0.67	$(1.22)

Diluted	$0.89	$0.66	$(1.22)

Weighted average shares of Andrx Group common stock outstanding:
Basic	72,740,000	71,892,000	70,876,000

Diluted	73,530,000	72,655,000	70,876,000

CYBEAR GROUP COMMON STOCK:
Net loss allocated to Cybear Group (through May 17, 2002)			$(5,944)
Premium on conversion of Cybear Group common stock			526

Total net loss allocated to Cybear Group			$(5,418)

Basic and diluted net loss per share of Cybear Group common stock			$(0.80)

Basic and diluted weighted average shares of Cybear Group common stock outstanding			6,743,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Statements.

ANDRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock

								Accum.
	Andrx Group		Cybear Group		Additional	Restricted		Comprehensive	Comprehensive
					Paid-in	Stock	Retained	Income	Income
	Shares	$	Shares	$	Capital	Units, Net	Earnings	(Loss)	(Loss)

	(In thousands, except for share amounts)
Balance, December 31, 2001	70,483,600	$70	6,743,000	$7	$471,035	$—	$176,381	$401
Shares of Andrx common stock issued in connection with exercises of stock options	863,500	2	—	—	4,332	—	—	—
Income tax benefit on exercises of Andrx stock options	—	—	—	—	5,350	—	—	—
Shares of Andrx common stock issued in connection with the employee stock purchase plan	89,100	—	—	—	1,851	—	—	—
Shares of Andrx common stock issued upon conversion of Cybear common stock	65,000	—	(6,743,000)	(7)	533	—	(526)	—
Issuance of restricted stock units	—	—	—	—	6,820	(6,820)	—
Amortization of restricted stock units	—	—	—	—	—	295	—	—
CTEX Pharmaceuticals, Inc acquisition adjustment	—	—	—	—	(1,993)	—	—	—
Unrealized loss on investments available-for-sale, net of income tax benefit of $110	—	—	—	—	—	—	—	(207)	$(207)
Net loss	—	—	—	—	—	—	(91,817)	—	(91,817)

Comprehensive loss									$(92,024)

Balance, December 31, 2002	71,501,200	72	—	—	487,928	(6,525)	84,038	194
Shares of Andrx common stock issued in connection with exercises of stock options	730,200	—	—	—	3,360	—	—	—
Income tax benefit on exercises of Andrx stock options	—	—	—	—	3,135	—	—	—
Shares of Andrx common stock issued in connection with the employee stock purchase plan	100,200	—	—	—	1,233	—	—	—
Issuance of restricted stock units, net of forfeitures	—	—	—	—	2,710	(2,710)	—	—
Amortization of restricted stock units	—	—	—	—	—	1,474	—	—
Unrealized loss on investments available-for-sale, net of income tax benefit of $109	—	—	—	—	—	—	—	(185)	$(185)
Net income	—	—	—	—	—	—	48,177	—	48,177

Comprehensive income									$47,992

Balance, December 31, 2003	72,331,600	72	—	—	498,366	(7,761)	132,215	9
(Continued)

ANDRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

	Common Stock

								Accum.
	Andrx Group		Cybear Group		Additional	Restricted		Comprehensive	Comprehensive
					Paid-In	Stock	Retained	Income	Income
	Shares	$	Shares	$	Capital	Units, Net	Earnings	(Loss)	(Loss)

	(In thousands, except for share amounts)
Balance, December 31, 2003	72,331,600	$72	—	$—	$498,366	$(7,761)	$132,215	$9
Shares of Andrx common stock issued in connection with exercises of stock options	493,000	1	—	—	6,033	—	—	—
Income tax benefit on exercises of Andrx stock options and issuance of common stock in connection with restricted stock units	—	—	—	—	2,455	—	—	—
Shares of Andrx common stock issued in connection with the employee stock purchase plan	72,200	—	—	—	1,465	—	—	—
Shares of Andrx common stock issued in connection with restricted stock units	27,600	—	—	—	(116)	—	—	—
Issuance of restricted stock units, net of forfeitures	—	—	—	—	249	(249)	—
Amortization of restricted stock units	—	—	—	—	—	1,539	—	—
CTEX Pharmaceuticals, Inc acquisition adjustment	—	—	—	—	(518)	—	—	—
Unrealized loss on investments available-for-sale, net of income tax benefit of $403	—	—	—	—	—	—	—	(658)	$(658)
Net income	—	—	—	—	—	—	65,659	—	65,659

Comprehensive income									$65,001

Balance, December 31, 2004	72,924,400	$73	—	$—	$507,934	$(6,471)	$197,874	$(649)

The accompanying Notes to Consolidated Financial Statements
are an integral part of these Consolidated Statements.

ANDRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$65,659	$48,177	$(91,817)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,568	29,063	22,072
Provision for (recoveries of) allowance for doubtful accounts receivable	(273)	4,340	13,178
Non-cash impairment charges	18,472	12,123	19,583
Gain on sale of assets	—	(5,605)	(5,094)
Amortization of restricted stock units, net	1,539	1,474	295
Equity in earnings of joint ventures	(4,504)	(5,135)	(3,697)
Deferred income tax provision (benefit)	8,923	12,850	(25,803)
Income tax benefit on exercises of stock options and restricted stock units	2,455	3,135	5,350
Changes in operating assets and liabilities:
Accounts receivable	(4,903)	(15,616)	(13,164)
Inventories	(1,975)	(72,279)	11,594
Prepaid and other assets	16,062	(6,207)	(3,954)
Income tax refund (payment)	639	51,695	(838)
Accounts payable, accrued expenses and other liabilities	(48,798)	85,183	28,326

Net cash provided by (used in) operating activities	87,864	143,198	(43,969)

Cash flows from investing activities:
Purchases of investments available-for-sale	(448,586)	(299,383)	(158,833)
Maturities of investments available-for-sale	417,374	232,496	317,886
Purchases of property, plant and equipment, net	(88,283)	(39,455)	(112,290)
Proceeds from the sale of assets	—	5,875	1,550
Distributions from joint ventures	5,174	4,646	949
Acquisition of product rights	(5,350)	(10,100)	(100)

Net cash provided by (used in) investing activities	(119,671)	(105,921)	49,162

Cash flows from financing activities:
Proceeds from issuances of common stock in connection with exercises of stock options	6,034	3,360	4,332
Proceeds from issuances of common stock in connection with the employee stock purchase plan	1,465	1,233	1,851
Principal payments on capital lease obligations	(900)	(843)	(146)

Net cash provided by financing activities	6,599	3,750	6,037

Net increase (decrease) in cash and cash equivalents	(25,208)	41,027	11,230
Cash and cash equivalents, beginning of year	67,498	26,471	15,241

Cash and cash equivalents, end of year	$42,290	$67,498	$26,471

Supplemental disclosure of cash flow information:
Interest paid	$1,660	$1,709	$200

Income taxes paid (received)	$(639)	$(51,695)	$838

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired through capital leases	$—	$1,234	$1,549

Issuance of restricted stock units, net	$249	$2,710	$6,820

Acquisition of CTEX Pharmaceuticals, Inc., adjustment	$(518)	$—	$(1,993)

Conversion of Cybear Group common stock into Andrx Group common stock			$2,537

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Statements.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(In thousands, except for share and per share amounts)

(1)	General
      We are a pharmaceutical company that:

•	develops, manufactures and commercializes generic versions of controlled-release, niche and immediate-release pharmaceutical products, including oral contraceptives; and

•	distributes pharmaceuticals, primarily generics, which have been commercialized by others, as well as our own, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices.
      Our controlled-release pharmaceutical products use our proprietary controlled-release drug delivery technologies. Controlled-release pharmaceutical products generally provide more consistent drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects, by releasing drug dosages at specific times and in specific locations in the gastrointestinal tract of the body. They also provide “patient friendly” dosage forms that reduce the number of times a drug must be taken, thus improving patient compliance.
      We also commercialize brand pharmaceuticals that, in some instances, use our proprietary controlled-release drug delivery technologies. On March 2, 2005, we entered into agreements with First Horizon Pharmaceutical Corporation for the sale and licensing of certain rights and assets related to our two main brand pharmaceutical products, Fortamet® and Altoprev®. The closing of the transaction, which is subject to certain customary conditions including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, is expected to occur by May 2005 (see note 21).
      We are focusing our efforts on our core competencies of formulation development of generic versions of controlled-release and other pharmaceutical products as well as the sales, marketing and distribution of both our own and others’ generic pharmaceuticals. Our growth strategies include both internal and external efforts, such as strategic alliances, collaborative agreements and acquisitions. We continue to seek agreements with third parties that will leverage our formulation capabilities and our controlled-release technologies, including but not limited to agreements to develop combination and other products.

The Equity Reorganization and 2002 Conversion of Cybear Group Common Stock
      Andrx was organized in August 1992 as a Florida Corporation. On September  7, 2000, we completed a reorganization whereby we acquired the outstanding equity of our Cybear Inc. subsidiary that we did not own, reincorporated in Delaware, and created two new classes of common stock: (i) Andrx common stock to track the performance of the Andrx Group, which then included Andrx Corporation and its wholly owned subsidiaries, other than its ownership of the Cybear Group and (ii) Cybear common stock to track the performance of the Cybear Group. Cybear Group then included (i) Cybear Inc. and its subsidiaries, (ii) certain potential future Internet businesses of Andrx Corporation, and (iii) certain operating assets of AHT Corporation. Mediconsult.com, Inc. and its subsidiaries were added to the Cybear group following our acquisition by merger of Mediconsult.com, Inc. in April 2001.
      On May 17, 2002, each share of Cybear common stock was converted into 0.00964 of a share of Andrx common stock resulting in the issuance of approximately 65,000 shares of common stock (the 2002 Cybear Conversion). The conversion included a 25% premium on the value of Cybear common stock as provided by the terms of our Certificate of Incorporation. Subsequent to the conversion, we have only one class of common stock outstanding.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying consolidated financial statements include the accounts of Andrx and our wholly owned subsidiaries. We have two 50% investments in unconsolidated joint ventures, which do not qualify as variable interest entities under the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46), and therefore are accounted for under the equity method in the accompanying consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates we have made include, but are not limited to, those related to revenue recognition, sales returns and allowances (SRAs), allowance for doubtful accounts receivable, inventories and cost of goods sold, useful life or impairment of goodwill and other long-lived assets, litigation settlements and related accruals, income taxes, and self insurance programs. The net revenues that we have reported related to collaborative agreements for the sale of certain products are subject to numerous estimates by these other parties, such as returns and other SRAs and certain related expenses (see Note 4). We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, our historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.

Cash and Cash Equivalents
      All highly liquid investments with original maturities of three months or less are considered cash equivalents and are carried at cost.

Investments Available-for-Sale
      We classify our investments as available-for-sale and, accordingly, such investments are carried at market value and any unrealized gain or loss, net of income taxes, is reported in accumulated other comprehensive income as a separate component of stockholders’ equity. The cost related to investments available-for-sale is determined utilizing the specific identification method.

Accounts Receivable, Net
      Trade receivables consist of amounts owed to us by our customers on credit sales with terms generally ranging from 30-90 days from date of invoice and are presented net of an allowance for doubtful accounts receivable in the Consolidated Balance Sheets.
      We maintain an allowance for doubtful accounts receivable for estimated losses resulting from our inability to collect from customers. Accounts receivable generated from our distribution business are generally of relatively small amounts from a large number of customers. Accounts receivable generated from our generic and brand businesses are generally of relatively larger amounts and from a smaller number of customers. In

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
extending credit, we assess our customer’s credit worthiness by, among other factors, evaluating the customer’s financial condition, credit history and the amount involved, both initially and on an ongoing basis. Collateral is generally not required. In evaluating the adequacy of our allowance for doubtful accounts receivable, we primarily analyze accounts receivable balances, the percentage of accounts receivable by aging category, and historical bad debts and also consider, among other things, customer concentrations, customer credit-worthiness, and changes in customer payment terms or payment patterns. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments or our ability to collect, an increase to the allowance may be required. Also, should actual collections of accounts receivable be different than our estimates included in the determination of our allowance, the allowance would be increased or decreased through charges or credits to selling, general and administrative (SG&A) expenses in the Consolidated Statements of Income in the period in which such changes in collection become known. If conditions change in future periods, additional allowances or reversals may be required. Such additional allowances or reversals could be significant.
      In August 2002, we learned that an employee had made numerous improper entries that affected the aging of certain customer accounts receivable and, accordingly, the adequacy of our allowance for doubtful accounts receivable. After extensive investigation and analysis, including discussions with certain customers regarding past due amounts, management determined that our provision for doubtful accounts receivable included in SG&A was understated for the years ended 2001, 2000 and 1999, by an aggregate amount of $4,014. After consideration of all of the facts and circumstances, we recognized the full amount of the $4,014 prior period misstatement in the second quarter of 2002, as we believed it was not material to any period affected.
      Activity in the allowance for doubtful accounts receivable is as follows:

	Years Ended December 31,

	2004	2003	2002

Beginning of year	$7,734	$15,495	$7,663
Provision for (recoveries of) allowance for doubtful accounts receivable	(273)	4,340	13,178
Write-offs, net	(2,758)	(12,101)	(5,346)

End of year	$4,703	$7,734	$15,495

      In 2004, our allowance for doubtful accounts benefited from a reduction in the provision for doubtful accounts due to the favorable resolution of disputed customer deductions that had been provided for in 2003 and 2002. The allowance for doubtful accounts decreased in 2003 primarily due to the write-off of accounts whose collection had been deemed doubtful in 2002. The 2003 provision also benefited from the settlement of certain accounts that had been provided for in 2002. Our allowance for doubtful accounts increased significantly in 2002 due to the increase in our provision for doubtful accounts as a result of the matter discussed above.

Inventories
      Inventories consist primarily of finished goods held for distribution, and raw materials, work-in-process and finished goods of our generic and brand products. Inventories are stated at the lower of cost (first-in, first-out) or market. We evaluate lower of cost or market separately for commercial and pre-launch inventories. Cost of inventories held for distribution is based on purchase price, net of vendor discounts, rebates and other allowances, but excludes shipping, warehousing and distribution costs, which are expensed as incurred and reported as SG&A expenses. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
channel, the estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, provisions through cost of goods sold are made to reduce inventories to their net realizable value. If conditions change in future periods, additional allowances may be required. Such additional allowances could be significant.

Pre-Launch Inventories
      From time to time, we have made, are in the process of making or may make commercial quantities of our product candidates prior to the date that we anticipate that such products will receive Food and Drug Administration (FDA) final marketing approval and/or satisfactory resolution of patent infringement litigation, if any, involving them (i.e., pre-launch inventories). Each of our Abbreviated New Drug Application (ANDA) submissions to the FDA is made with the expectation that (i) the FDA will approve the marketing of the product therein described, (ii) we will validate our process for manufacturing that ANDA product within the specifications that have been or will be approved by the FDA for such product, (iii) we will prevail in any patent infringement litigation involving our ANDA product, and (iv) a future economic benefit will be derived from the commercialization of our ANDA product. All of these expectations are reconfirmed in connection with our determination to build pre-launch quantities of that product, and to capitalize such cost as inventory.
      There are typically few risks and uncertainties concerning market acceptance of our approved generic products because the brand product has an established demand, and our lower priced product may be substituted for that referenced brand product. Therefore, we will generally seek to have launch quantities of our product available for shipment on the day we obtain the ability to prudently market our product (i.e., without undue patent infringement or other risks). This requires us to, among other things, begin to validate our manufacturing processes in accordance with FDA regulations well before the date we anticipate our product will be approved, and may entail a “scale-up” process. The scale-up process allows us to modify the equipment and processes employed in the manufacture of our product to increase our manufacturing lot sizes.
      Scale-up activities are expensed, including the raw material used in such activities. Direct and indirect manufacturing costs incurred during the manufacture of the validation lots (which are permitted to be sold) as well as the manufacture of additional product to meet estimated launch demand are capitalized. In evaluating whether it is probable that we will derive future economic benefits from our pre-launch inventories and whether the pre-launch inventories are stated at the lower of cost or market, we take into consideration, among other things, the remaining shelf life of that inventory, the current and expected market conditions, the amount of inventory on hand, the substance of communications with the FDA during the regulatory approval process and the views of patent and/or litigation counsel. We also consider potential alternative uses for our pre-launch inventories that are in the form of raw material, such as returning those materials to the vendor, and/or reselling them to other companies. As appropriate, provisions through cost of goods sold are made to reduce pre-launch inventories to their net realizable value. Production of pre-launch inventories involves the risk that FDA may not approve such product(s) for marketing on a timely basis, if ever, that each approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventories, and/or that the results of related litigation may not be satisfactory. If this risk were to materialize or the launch of such product is significantly postponed, additional allowances may be required. Such additional allowances could be material. Generally, pre-launch inventories related to publicly disclosed product candidates are separately identified except in circumstances that we believe would place us at a competitive disadvantage to do so.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill
      Under the purchase method of accounting for acquisitions, goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Effective January 1, 2002, we account for goodwill under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Goodwill is no longer subject to amortization but is subject to an annual assessment for impairment in value by applying a fair-value based test. Prior to 2002, we measured impairment of goodwill using the undiscounted cash flow method whenever events and circumstances warranted revised estimates of useful lives or recognition of an impairment to goodwill. There was no impairment of goodwill during 2004, 2003 and 2002. As of December 31, 2004 and 2003, goodwill consisted of $7,665 (net of accumulated amortization of $1,042) related to our acquisition of Valmed Pharmaceuticals, Inc. in March 2000, and $26,316 (net of accumulated amortization of $2,576) related to the acquisition of CTEX Pharmaceuticals, Inc. in January 2001. The CTEX goodwill is included in assets held for sale in the Consolidated Balance Sheets (see Note 3).

Other Intangible Assets, Net
      Other intangible assets include product rights acquired from other pharmaceutical companies by direct purchase or through the allocation of the purchase price of such entity, and are amortized over periods ranging from two to eight years. Other intangible assets also include our electronic prescription process, which is being amortized over a period of 14 years. Amortization is provided using the straight-line method over the estimated useful life of the assets. In addition, $3,889 of intangible assets related to our brand business have been classified as assets held for sale in the 2004 Consolidated Balance Sheet (see Note 3).

Impairment or Disposal of Long-Lived Assets
      We utilize the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of our long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to determine whether impairment has occurred. Fair value, as

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determined by appraisal or discounted cash flow analysis, is compared to the carrying value in calculating any impairment.

Assets and Liabilities Held For Sale
      We also utilize the provisions of SFAS No. 144, which requires a long-lived asset or a disposal group to be disposed of by sale to be classified as “held for sale” when all of the criteria for a qualifying plan of sale are met and to measure the long-lived asset or disposal group at the lower of its carrying amount or fair value less cost to sell. At the end of 2004, our board of directors approved a plan to divest, or seek other strategic alternatives for our brand pharmaceutical business, which is primarily a sales and marketing organization with a limited number of products. The assets and liabilities of the brand pharmaceutical business to be divested pursuant to this plan (which does not include our Entex® and Anexsiatm product lines) have been measured at the lower of their carrying amounts or fair value less costs to sell and have been classified as assets held for sale and liabilities held for sale, respectively, in our December 31, 2004 and 2003 Consolidated Balance Sheets. As of December 31, 2004, we have ceased depreciating and amortizing the long-lived assets included in assets held for sale. See Note 21 related to our agreements for the sale and licensing of certain rights and assets related to our Fortamet and Altoprev brand pharmaceutical products.

Revenue Recognition, including Sales Returns and Allowances
      Andrx’s distributed product revenues are revenues derived from the sale of pharmaceutical products purchased from third parties, including generic products sold on behalf of our unconsolidated joint ventures. Andrx product revenues include Andrx’s generic and brand product revenues. Andrx generic product revenues are revenues derived from the sale of generic products either manufactured by us pursuant to our ANDAs or sold with our New Drug Code (NDC), excluding generic products sold on behalf of our unconsolidated joint ventures. Andrx brand product revenues are revenues derived from the sale of branded products either manufactured by us pursuant to our New Drug Application (NDA) or sold with our NDC.
      Revenues from our distributed products and the related cost of goods sold are recognized at the time the product is accepted by our customers.
      Revenues from our generic and brand products and the related cost of goods sold are recognized after products are accepted by our customers and are based on our estimate of when such products will be pulled through the distribution channel. We do not recognize revenue and the related cost of goods sold where we believe the customer has more than a reasonable level of inventory, taking into account, among other things, historical prescription data provided by external independent sources, projected prescription data, historical purchases and demand, incentives granted to customers, customers’ right of return, competing product introductions and our product inventory levels in the distribution channel, all of which we periodically evaluate. As a result, $1,278 and $5,722 of deferred revenue related to our brand business was included in the December 31, 2004 and 2003 Consolidated Balance Sheets, respectively.
      Allowances against sales for estimated discounts, rebates, returns, chargebacks, shelf stock adjustments and other SRAs are established by us concurrently with the recognition of revenue. Accruals for these SRAs are presented in the Consolidated Balance Sheets as reductions to accounts receivable, net or within accrued expenses and other liabilities.
      Our most significant SRAs vary depending upon the business segment. In our distribution business, our most significant SRAs are for estimated returns, discounts and rebates. SRAs for estimated discounts and rebates have historically been predictable and less subjective. In our generic business, our most significant SRAs are for estimated discounts, customer and Medicaid rebates, returns, chargebacks and shelf stock adjustments. Of these estimates, the estimates for returns, chargebacks and shelf stock adjustments are more subjective and, consequently, may be more variable. In our brand business, our most significant SRAs are for

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimated discounts, returns, Medicaid rebates and managed care rebates. Of these estimates, the estimates for returns are more subjective and, therefore, may be more variable.
      SRAs are established based upon consideration of a variety of factors, including, but not limited to, prescription data, inventory reports and other information received from our customers and other third parties, our customers’ right of return, historical information by product, the number and timing of competitive products approved for sale, both historically and as projected, the estimated size of the market for our products, current and projected economic conditions, anticipated future product pricing, future levels of prescriptions for our products and analysis that we perform. We believe that the sales allowance accruals are reasonably determinable and are based on the information available at that time to arrive at our best estimate of the accruals. The key assumptions we use to arrive at our best estimate of the accruals for SRAs are our estimates of inventory levels in the distribution channel, future price changes and potential returns, as well as historical information by product. Our estimates of prescription data, inventory at customers and in the distribution channel are subject to the inherent limitations of estimates that rely on third party data, as certain third party information may itself rely on estimates, and reflect other limitations.
      Accruals for estimated rebates and discounts are estimated based on historical payment experience, historical relationship to revenues and contractual arrangements. We believe that such accruals are readily determinable due to the limited number of assumptions involved and the consistency of historical experience. Accruals for estimated chargebacks, returns and shelf stock adjustments involve more subjective judgments and are more complex in nature. Actual product returns, chargebacks, shelf stock adjustments and other SRAs incurred are dependent upon future events. We periodically monitor the factors that influence SRAs and make adjustments to these provisions when we believe that actual product returns, chargebacks, shelf stock adjustments and other SRAs may differ from established allowances. If conditions in future periods change, revisions to previous estimates may be required, potentially in significant amounts. Changes in the level of provisions for estimated product returns, chargebacks, shelf stock adjustments and other SRAs will affect revenues.
      Activity related to SRA accruals is as follows:

	Years Ended December 31,

	2004	2003	2002

Beginning of year	$55,432	$30,793	$32,671
Provision	188,917	162,429	144,633
Credits issued and other	(181,172)	(137,790)	(146,511)

End of year	$63,177	$55,432	$30,793

      Accruals related to SRAs are reflected in the Consolidated Balance Sheets as follows:

	December 31,

	2004	2003

Accruals included in accounts receivable, net	$31,219	$32,045
Accruals included in accrued expenses and other liabilities	31,958	23,387

Total	$63,177	$55,432

      In our brand business, there are a limited number of large customers. These customers may attempt to modify the terms by which we have historically done business, such as through the imposition of service fees and/or additional concessions. During the years ended December 31, 2004, 2003 and 2002, approximately 75%, 69% and 70%, respectively, of our brand product shipments were made to four customers.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      When other parties market our products or when we are entitled to revenues from the sale of their products, we recognize revenue based on information supplied by the other parties related to shipment to, and their customers’ acceptance of, the products, less estimates for SRAs. We receive periodic reports from the other parties that support the amount of revenue we recognize, and amounts recognized are then compared to the cash subsequently remitted to us. The revenues we report are subject to several estimates, similar to those we experience with the sales of our products. We periodically monitor the factors that influence SRAs and conduct inquiries of the other parties regarding these estimates. Such estimates are revised as changes become known.
      When we receive licensing and royalties revenues, we recognize those revenues when the obligations associated with the earning of that revenue have been satisfied, based upon the terms of the contract. If obligations associated with the earning of that revenue remain, we will defer all or a portion of the payment, whether or not it is refundable, and recognize such amount over future periods after the remaining services have been rendered or delivery has occurred and the amounts are fixed or determinable.
      When we enter into revenue arrangements with multiple deliverables, we divide the deliverables into separate units of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units based on their relative fair values. If there is no reliable and objective evidence of fair value for a delivered item, but there is objective and reliable evidence of fair value for the undelivered item(s), the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered item(s).
      Other revenues primarily relate to our divested operations, including the Massachusetts aerosol manufacturing operation and Physicians’ Online (POL) web portal divested in October and December 2003, respectively. The Massachusetts aerosol contract manufacturing revenues were recognized on a completed contract method. Internet subscription services revenue was recognized ratably over the subscription period.

Advertising
      Our advertising expense consists primarily of product samples, print media, online advertising and promotional material. Advertising costs are expensed as incurred and were approximately $11,771, $10,656, and $11,130 for the years ended December 31, 2004, 2003 and 2002, respectively. Such costs are included in SG&A in the Consolidated Statements of Income.

Shipping and Handling Costs
      Shipping and handling costs, consisting of all costs to warehouse, pick, pack and deliver inventory to customers, are included in SG&A. For the years ended December 31, 2004, 2003 and 2002, we recorded $32,601, $30,271 and $24,970, respectively, of shipping and handling costs in SG&A.

Research and Development (R&D) Expenses
      R&D costs for both our generic and brand programs are expensed as incurred and consist of costs related to products being developed internally as well as costs related to products subject to collaborative agreements (see Note 4).

Stock-Based Compensation
      At December 31, 2004, we maintained stock-based compensation plans, which are described more fully in Note 15. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock options are granted under those plans with an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no stock-based employee compensation

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense is reflected in the Consolidated Statements of Income for stock options. For restricted stock unit grants, the fair value on the date of the grant is fixed and is amortized on a straight-line basis over the related period of service and such amortization expense is included in SG&A.
      The following table summarizes our pro forma consolidated results of operations as though the provisions of the fair value-based method of accounting for employee stock-based compensation of SFAS No. 123 had been used:

	Years Ended December 31,

	2004	2003	2002

ANDRX GROUP
Net income (loss) allocated to Andrx Group (including Cybear Group commencing May 18, 2002)
As reported	$65,659	$48,177	$(86,399)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effect	970	914	183
Deduct: total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effect	(14,673)	(22,538)	(21,142)

Pro forma net income (loss)	$51,956	$26,553	$(107,358)

Basic net income (loss) per Andrx Group common share
As reported	$0.90	$0.67	$(1.22)

Pro forma	$0.71	$0.37	$(1.51)

Diluted net income (loss) per Andrx Group common share
As reported	$0.89	$0.66	$(1.22)

Pro forma	$0.71	$0.37	$(1.51)

CYBEAR GROUP
Net loss allocated to Cybear Group (January 1 through May 17, 2002)
As reported			$(5,418)
Deduct: total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effect			(1,230)

Pro forma net loss			$(6,648)

Basic & diluted net loss per Cybear Group common share
As reported			$(0.80)

Pro forma			$(0.99)

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of our options was estimated using the Black-Scholes option pricing model and the following assumptions:

	Years Ended
	December 31,

	2004	2003	2002

Risk-free interest rate	3.1%	3.0%	3.0%
Average life of options (years)	5.9	5.6	6.5
Average volatility	83%	86%	91%
Dividend yield	—	—	—
      The range of fair values per share of our options, as of the respective dates of grant, was $10.89 to $21.60, $3.81 to $23.49 and $14.56 to $36.68 for stock options granted during the years ended December 31, 2004, 2003 and 2002, respectively. No Cybear options were awarded during 2002, and therefore no related Black-Scholes option pricing model assumptions are provided herein.
      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model, like all option valuation models, requires highly subjective assumptions including expected stock price volatility.

Legal Expenses
      Legal expenses are included in SG&A and are expensed as incurred.

Litigation Accruals
      We account for the exposure of our various litigation matters under the provisions of SFAS No. 5 “Accounting for Contingencies”, which requires, among other things, an exposure to be accrued with a charge to our Consolidated Statements of Income when it becomes probable and can be reasonably estimated. No accrual or disclosure of legal exposures judged to be remote is required. The exposure to legal matters is evaluated and estimated, if possible, following consultation with legal counsel. Such estimates are based on currently available information and, given the subjective nature and complexities inherent in making these estimates, the ultimate outcome of our legal matters may be significantly different than the amounts estimated. Our disclosures related to the possible significant exposure for legal matters are included herein in Note 17 and litigation settlements and other charges in Note 18.

Self-Insurance Programs
      We maintain self-insured retentions and deductibles for some of our insurance programs and limit our exposure to claims by maintaining stop-loss and/or aggregate liability coverages. The estimate of our claims liability, which may be material, is subject to inherent limitations as it relies on our judgment of the likely ultimate costs that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our liability for such claims, we consider a number of factors, including, but not limited to, self-insured retentions, deductibles, historical claim experience, demographic factors, severity factors and maximum claims exposure. If actual claims exceed these estimates, additional charges may be required.

Income Taxes
      The provisions of SFAS No. 109, “Accounting for Income Taxes”, require, among other things, recognition of future tax benefits measured at enacted rates attributable to the deductible temporary differences between the financial statement and income tax bases of assets and liabilities and to benefit

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deferred tax assets to the extent that the realization of such benefits is “more likely than not”. Under the provisions of SFAS No. 109, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.
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
      Our future effective tax rate is based on estimates of expected income, statutory tax rates and tax planning strategies. Significant judgment is required in determining our effective tax rate and the ultimate resolution of our tax return positions. Despite our belief that our tax return positions are correct, our policy is to establish accruals for tax contingencies that may result from examinations by tax authorities. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment.

Earnings (Loss) Per Share
      Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of basic and diluted earnings (loss) per share. From January 1, 2002 through May 17, 2002, we allocated our operating results between two classes of common stock, (i) Andrx Group common stock to track the performance of Andrx excluding Cybear, a group of its subsidiaries, and (ii) Cybear Group common stock to track the performance of the Cybear group. As a result of the 2002 Cybear Conversion, we only have one class of common stock outstanding, Andrx common stock. Subsequent to the conversion, operating results and basic and diluted net income (loss) per share of our common stock include the operating results of all of our businesses and majority owned subsidiaries, including Cybear.

— Andrx Group
      For the three years ended December 31, 2004, the shares used in computing basic net income (loss) per share are based on the weighted average shares of common stock outstanding, including the vested portion of restricted stock units. Diluted per share calculations included weighted average shares of common stock outstanding, including the vested portion of restricted stock units, plus dilutive common stock equivalents, computed using the treasury stock method. Our common stock equivalents consist of stock options and the unvested portion of restricted stock units.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the denominators of basic and diluted earnings per share of common stock is as follows:

	Years Ended December 31,

	2004	2003	2002

Basic weighted average shares of common stock outstanding	72,740,000	71,892,000	70,876,000
Effect of dilutive items:
Stock options and unvested restricted stock units, net	790,000	763,000	—

Diluted weighted average shares of common stock outstanding	73,530,000	72,655,000	70,876,000

Anti-dilutive weighted average common stock equivalents	4,164,000	4,269,000	7,087,000

— Cybear Group
      Cybear Group generated a net loss for the period from January 1, 2002 through May 17, 2002. Accordingly, all Cybear common stock equivalents, which totaled 317,000, were excluded from the Cybear Group calculation of diluted shares since the effects were anti-dilutive. Therefore, the basic and diluted weighted average shares of Cybear common stock are the same.

Fair Value of Financial Instruments
      As of December 31, 2004 and 2003, the carrying amount of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other liabilities approximated fair value due to the short maturity of these instruments. Investments available-for-sale are carried at market value.

Concentration of Credit Risk
      We invest in U.S. and government agency securities, state, municipal and local agency securities, debt instruments of corporations and taxable, tax-advantaged and tax-free auction rate securities with investment grade credit ratings. We have established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity.
      Accounts receivable are principally due from independent pharmacies, pharmacy chains, pharmacy buying groups, physicians’ offices and pharmaceutical wholesalers and distributors. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. We perform ongoing credit evaluations of our customers, considering, among other things, the aging of the account, the type of customer, payment patterns and other relevant information and maintain allowances for potential uncollectible balances. As of December 31, 2004, we had one customer that accounted for 10% of accounts receivable, net, that does business with both our Generic Products and Brand Products Segments. As of December 31, 2003, we had two customers that each accounted for approximately 11% of accounts receivable, net.
      We make a significant amount of our generic and brand product sales to a limited number of large pharmaceutical wholesalers and warehousing pharmacy chains. The loss of any of these customers would have an adverse effect on our business and results of operations. No one customer accounted for more than 10% of our total revenues for the years ended December 31, 2004, 2003 and 2002.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)
      SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive income or loss and its components in financial statements. We have included the disclosure required by this pronouncement in the accompanying Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002, as required.

Business Segments
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for defining our segments and disclosing information about them. The provisions of SFAS No. 131 require that the segments be based on the internal structure and reporting of our operations (see Note 20).

Recent Accounting Pronouncements

— Inventory Costs
      In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs”, amending the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing” by clarifying the accounting for certain items. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges, and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, however, earlier application is permitted. SFAS No. 151 will not have a material impact on our consolidated financial statements.

— Share-Based Payment
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires that the cost relating to share-based payment transactions, including share options, restricted share plans, and employee share purchase plans, be recognized in financial statements. The cost of these transactions will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public companies will be required to apply the provisions of SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005.
      As discussed in Note 15, we have accelerated the vesting of out-of-the-money unvested stock options, in accordance with APB Opinion No. 25. There can be no assurance that the acceleration of the vesting of these options will not result in some future compensation expense. We will begin to expense the remaining in-the-money unvested stock options awarded to acquire approximately 1,100,000 shares of Andrx common stock in our first interim reporting period that begins after June 15, 2005, in accordance with the provisions of SFAS No. 123(R). We have estimated that the compensation expense to be recognized related to these options, assuming no forfeitures and no additional grants, will be approximately $4,000, of which $1,000, $2,000, $850, and $150 will be expensed in 2005, 2006, 2007, and thereafter, respectively.
      It is likely that we will curtail the issuance of stock options and increase the awarding of restricted stock units and other forms of compensation in the future.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Once the provisions of SFAS No. 123(R) go into effect, our Employee Stock Purchase Plan will also be treated as compensatory. We cannot estimate the compensation expense that will be recognized in connection with our Employee Stock Purchase Plan because such expense will depend on the number of employees participating in the plan, our stock price, and other factors. Had SFAS No. 123® been in effect in 2004, the compensation expense recognized in connection with our Employee Stock Purchase Plan would have been immaterial to our results of operations.

— Accounting for Income Taxes — the American Jobs Creation Act of 2004
      In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP FAS 109-1 states that the qualified production activities deduction under the American Jobs Creation Act of 2004 be accounted for as a special deduction in accordance with FAS 109, and not as a rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company’s tax return, and not by adjusting deferred taxes in the period of enactment. FSP FAS 109-1 was effective upon issuance. As a result of FSP FAS 109-1 and the American Jobs Creation Act of 2004, we expect that our effective income tax rate will be reduced; however, we cannot quantify the impact of such rate reduction as we are awaiting implementation guidance from the U.S. Treasury Department and the Internal Revenue Service (IRS).

Reclassifications
      Certain prior year amounts have been reclassified to conform to the current year presentation. In the Consolidated Balance Sheets and Statements of Cash Flows, we reclassified from cash and cash equivalents to investments available-for-sale $42,750, $9,050, and $47,070, as of December 31, 2003, 2002, and 2001, respectively. In the Consolidated Statement of Cash Flows for the year ended December 31, 2003, we also reclassified $17,181 from deferred income tax provision to change in accounts payable, accrued expenses and other liabilities. In the Consolidated Statements of Income, we reclassified royalties on our generic version of Cardizem® CD from SG&A to cost of goods sold in the amounts of $3,811 and $3,330, for the years ended December 31, 2003 and 2002, respectively.

(3)	Assets and Liabilities Held for Sale
      At the end of 2004, our board of directors approved a plan to divest, or seek other strategic alternatives for our brand pharmaceutical business. We engaged Banc of America Securities LLC to assist in the process of divesting or seeking strategic alternatives for our brand business, which is primarily a sales and marketing organization with a limited number of products. This plan does not include the Entex and Anexsia product lines, which had revenues of $15,802 and $3,782, respectively, for the year ended December 31, 2004. We anticipate that this process will be completed in 2005. We believe that the brand business will continue to incur operating losses until the disposition of the business is completed. Anticipated operating losses will include charges as a result of our decision to divest our brand business, including retention, performance incentives and severance costs, as well as contract termination costs, including facilities and equipment leases. As of December 31, 2004, we have ceased depreciating and amortizing assets held for sale. All of the assets and liabilities held for sale are related to our Brand Products Segment. See Note 21 related to our agreements for the sale and licensing of certain rights and assets related to our Fortamet and Altoprev brand pharmaceutical products.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the major classes of assets and liabilities that have been presented as assets and liabilities held for sale in the Consolidated Balance Sheets:

	December 31,

	2004	2003

Assets held for sale:
Inventories	$14,581	$16,831
Deferred income tax assets	599	190
Other current assets	2,848	35
Property, plant and equipment, net	887	2,182
Goodwill	26,316	26,316
Other intangible assets, net	3,889	—

Total assets held for sale	$49,120	$45,554

Liabilities held for sale:
Obligations under capital leases	$1,530	$2,430
Deferred income tax liabilities	1,959	1,825

Total liabilities held for sale	$3,489	$4,255

Capital Leases
      In our Brand Products Segment, we lease automobiles and computer equipment under capital leases, which expire at various dates through 2007. These leases are classified as liabilities held for sale in the Consolidated Balance Sheets. The following schedule summarizes future minimum lease payments required under non-cancelable capital leases with terms greater than one year, as of December 31, 2004:

2005	$863
2006	701
2007	25

Total minimum lease payments	1,589
Imputed interest	(59)

Present value of net minimum lease payments	1,530
Current portion	(819)

Long-term portion of capital lease obligations	$711

      Assets recorded under capital leases are included in assets held for sale and consist of the following:

	December 31,

	2004	2003

Computer equipment	$640	$675
Automobiles	2,131	2,533

	2,771	3,208
Accumulated amortization	(1,884)	(1,026)

	$887	$2,182

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Collaborative Agreements

Generic Prilosec
      In October 2002, we entered into an agreement with Genpharm Inc. and Kremers Urban Development Company (KUDCo), pursuant to which Genpharm and we relinquished our marketing exclusivity rights to the 10mg and 20mg strengths of our generic versions of Prilosec®, thereby accelerating the ability of KUDCo to receive final FDA approval for their version of that product, which KUDCo received on November 1, 2002. On December 9, 2002, KUDCo commenced marketing their generic version of Prilosec.
      Licensing revenues from KUDCo are recognized in accordance with the terms of the above agreement. We are entitled to a share of the net profits, as defined, which are subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments, other SRAs and other expenses and allocations. As a result, our reported net revenues are subject to numerous estimates, such as returns and other SRAs and certain related expenses. The licensing rate due from KUDCo decreased from 15% to 9% in June 2003, and further decreased to 6.25% in February 2004, where it will remain until our licensing revenues cease in February 2006. Our licensing revenues from KUDCo have also been affected by competition, which has resulted in reduced sales of KUDCo’s generic version of Prilosec. Licensing revenues from KUDCo for the years ended December 31, 2004, 2003 and 2002, were $8,157, $76,658 and $16,637, respectively. The licensing revenue earned from KUDCo in 2004 included the effect of KUDCo’s allocation to us of a $2,520 reversal of sales returns and allowance accruals previously recorded by KUDCo. The reversal of these accruals was offset by an allocation to us of $3,000 made by KUDCo related to its June 2004 settlement of patent infringement litigation with Mylan Laboratories, Inc. and Esteve Quimica S.A.

Generic OTC Claritin Products
      We have a collaborative arrangement with L. Perrigo Company whereby we manufacture and supply Perrigo with our generic versions of Claritin-D® 12, Claritin-D® 24 and Claritin® RediTabs, and Perrigo markets such products as “store-brand”, over-the-counter (OTC) products. Perrigo launched our OTC generic version of Claritin-D 24 in June 2003 and our OTC generic version of Claritin RediTabs in January 2004. Under the terms of the arrangement, Perrigo and we share net profits, as defined, from product sales.

Generic Wellbutrin SR/Zyban
      In July 2003, we entered into an Exclusivity Agreement with Impax Laboratories, Inc. and Teva Pharmaceuticals Curacao N.V. pertaining to the respective ANDAs for generic versions of Wellbutrin SR and Zyban. In 2003, we made advances of $9,703 in connection with Impax’s preparation for the launch of their product. Such amounts were included in prepaid and other current assets in the December 31, 2003 Consolidated Balance Sheet, and were collected in 2004. In March 2004 and May 2004, we relinquished our rights to the 180-day period of market exclusivity for generic Wellbutrin SR 150mg and generic Zyban, respectively, allowing Impax and other companies to gain FDA approval to market their products. Teva launched Impax’s generic Wellbutrin SR product in the first quarter of 2004 and Impax’s generic Zyban product in the second quarter of 2004, and we received a share of the profits, as defined, derived from Teva’s sale of such products for each respective 180-day period, which ended in September 2004 for generic Wellbutrin SR 150mg and in November 2004 for generic Zyban. Such sales generated licensing revenues of $33,234 during the year ended December 31, 2004, subject to numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments and other SRAs and related expenses.

Generic Glucotrol XL
      In September 2003, we entered into agreements with Pfizer Inc. and Alza Corporation to resolve patent infringement litigation involving our ANDAs for the 2.5mg, 5mg and 10mg strengths of Glucotrol XL®

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(extended-release glipizide). Pursuant to this settlement, Pfizer and Alza dismissed their lawsuits against us, the parties exchanged mutual releases, and we received the right to either market the Glucotrol XL product supplied by Pfizer as an authorized generic and/or to manufacture and market our ANDA product(s) in exchange for a royalty, pursuant to a sublicense for relevant Alza patents. We launched all three strengths of Glucotrol XL, supplied by Pfizer, during the fourth quarter of 2003.

Cardura XL
      In November 2003, we entered into a five-year supply and distribution agreement with Pfizer in the U.S. regarding their NDA for Cardura XL, a sustained-release formulation of doxazosin mesylate used to treat benign prostatic hyperplasia (BPH). We paid Pfizer $10,000 upon execution of this agreement, which was included in other assets in the Consolidated Balance Sheet as of December 31, 2003. In January 2005, we notified Pfizer that we were exercising our right to terminate this agreement and Pfizer refunded the $10,000 to us in February 2005. This $10,000 amount was included in prepaid and other current assets in the December 31, 2004 Consolidated Balance Sheet.

Generic Oral Contraceptive Products
      In December 2003, we entered into an agreement with Teva to develop and market generic certain oral contraceptive pharmaceutical products. Under the terms of the agreement, Teva will have exclusive marketing rights in the U.S. and Canada to these products, we will be responsible for developing the formulations for, gaining U.S. regulatory approval of, and manufacturing these products, and the parties will share R&D costs on certain oral contraceptive pharmaceutical products and the net profits, as defined, from product sales. In April 2004, Teva launched our generic versions of Ortho Tri-Cyclen® and Ortho Cyclen®-28.

Actos and Extended-Release Metformin Combination Product
      In December 2003, we entered into an agreement with Takeda Chemical Industries, Ltd. to develop and market a combination product consisting of Takeda’s Actos® (pioglitazone) and our extended-release metformin, each of which is administered once a day for the treatment of Type 2 diabetes. We are responsible for the formulation and manufacture of this combination product and Takeda is responsible for obtaining regulatory approval of and marketing this combination product, both in the US and in other countries. We will receive significant milestone payments from Takeda upon the occurrence of certain specified events, as well as a transfer price for product manufactured by us and a royalty and certain additional performance payments related to Takeda’s sale of the combination product. At December 31, 2003, we recorded a milestone receivable and deferred the recognition of the related revenue totaling $10,000 because the amount to be retained by us is contingent upon the occurrence of certain future events. This amount was reflected in other long-term liabilities in the December 31, 2004 and 2003 Consolidated Balance Sheets. In January 2004, we received the milestone payment.

Generic Paxil
      We entered into an agreement with Genpharm whereby we have the exclusive right to market an affiliate of Genpharm’s generic versions of Paxil® (paroxetine hydrochloride) 10mg, 20mg, 30mg, and 40mg tablets in the United States, in exchange for a royalty based on net profits, as defined. In May 2004, we launched all four strengths of Genpharm’s generic Paxil product (see Note 17).

Anexsia
      On July 1, 2001, we entered into an eight-year agreement with the pharmaceutical division of Mallinckrodt, a Tyco healthcare company, for the marketing rights to Mallinckrodt’s Anexsia product line, a

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
hydrocodone pain product line. In connection with this agreement, we receive royalties on a percentage of the net margin, as defined, from the sales of generic versions of the Anexsia products marketed by Mallinckrodt.

(5)	Dispositions

Sale of Massachusetts Aerosol Manufacturing Operation
      During the second half of 2002, we began evaluating and, in December 2002, determined that we would not commit additional resources to our Massachusetts aerosol manufacturing operation. As a result, during 2002, we recorded a $19,626 charge, which was included in cost of goods sold, related to our Massachusetts aerosol manufacturing operation, including impairment charges and under-utilization and inefficiencies associated with excess facility leases, related leasehold improvements, aerosol product inventories, equipment and severance. In 2003, we recorded charges to cost of goods sold of $12,115, related to the impairment of certain assets, primarily inventories and property, plant and equipment, and under-utilization and inefficiencies at our former Massachusetts aerosol facility.
      On October 9, 2003, we entered into an agreement to sell our Massachusetts aerosol manufacturing operation to Amphastar Pharmaceuticals, Inc., and recognized a gain of $3,730 in 2003, which was included in gain on sale of assets in the Consolidated Statement of Income. We also agreed, under certain circumstances, to continue to purchase certain minimum quantities of albuterol MDI for at least one year, which we renewed for another two years in November 2004.

Sales of Internet Assets
      On July 31, 2002, we sold our Dr. Chart and @Rx applications and licensed our patents for Internet transmission of prescriptions to MyDocOnline, a business unit of Aventis S.A. and entered into a two-year marketing agreement with Aventis related to our POL web portal. In connection with these agreements, we were entitled to receive approximately $6,000 through April 2004. Though the $6,000 was generally non-refundable and was partially paid in advance, revenue was recognized in the Consolidated Statements of Income as services were rendered or otherwise earned. Due to the related nature of the transactions, $1,348 of gain on sale of assets was deferred and was recognized as other income ratably in the same period as the revenue was earned under the marketing agreement. For the year ended December 31, 2003, $2,454 was recorded as other revenues and $656 was recognized as a gain on sale of assets. Through December 31, 2003, we had received $3,750 in cash from this arrangement.
      In December 2003, we sold our POL web portal to Web MD for $2,000. As part of the transaction, we agreed to provide certain transition related services to WebMD for a period not to exceed 90 days from the closing of the transaction, we terminated the marketing agreement with Aventis, and we recorded a gain of $344, which was included in gain on sale of assets in the 2003 Consolidated Statement of Income.

Brand Product Lines
      In June 2002, we sold our Histex cough and cold line of products. In connection with the sale, the buyer assumed liabilities related to the Histex products and we received $1,800 in cash and are entitled to receive, among other things, royalty payments on net sales of Histex products for five years. This transaction resulted in a pre-tax gain of $125 for the year ended December 31, 2003, and $5,094 for the year ended December 31, 2002, primarily from the extinguishment of liabilities. These amounts were included in gain on sale of assets in the respective Consolidated Statements of Income.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Investments Available-For-Sale
      Investments available-for-sale consists of the following:

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Short-term:
U.S. and government agency securities	$7,917	$—	$(36)	$7,881
State, municipal and local agency securities	12,597	—	(39)	12,558
Investment grade corporate debt	6,593	—	(17)	6,576
Taxable, tax-advantaged and tax-free auction rate securities	17,800	—	—	17,800

	44,907	—	(92)	44,815

Long-term:
U.S. and government agency securities	50,469	1	(463)	50,007
State, municipal and local agency securities	13,204	2	(83)	13,123
Investment grade corporate debt	53,255	—	(423)	52,832
Taxable, tax-advantaged and tax-free auction rate securities	7,000	—	—	7,000

	123,928	3	(969)	122,962

	$168,835	$3	$(1,061)	$167,777

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Short-term:
U.S. and government agency securities	$6,000	$19	$—	$6,019
State, municipal and local agency securities	76,872	51	(61)	76,862
Investment grade corporate debt	1,978	16	—	1,994
Taxable, tax-advantaged and tax-free auction rate securities	52,772	—	(22)	52,750

	$137,622	$86	$(83)	$137,625

      The unrealized losses on our investments available-for-sale were primarily caused by interest rate increases, and not credit quality. Since we have the ability and intent to hold these investments until a recovery of their fair values, which may be at maturity, we do not consider these investments to be other than temporarily impaired as of December 31, 2004.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, the contractual maturities of our investments available-for-sale were as follows:

	Amortized	Market
	Cost	Value

Less than one year	$27,107	$27,015
Greater than one year	141,728	140,762

	$168,835	$167,777

      The investments available-for-sale with contractual maturities greater than one year include $17,800 of auction rate securities that have final maturities longer than one year, but with interest rate auctions occurring periodically within the next year, and are therefore classified as short-term investments available-for-sale. Also included in investments available-for-sale with contractual maturities greater than one year are securities with features that may allow the issuers to repay obligations earlier than the contractual maturity date without prepayment penalties.

(7)	Inventories and Cost of Goods Sold
      Inventories consist of the following:

	December 31, 2004			December 31, 2003

	Commercial	Pre-launch	Total	Commercial	Pre-launch	Total

Raw materials	$17,841	$7,603	$25,444	$22,556	$9,232	$31,788
Work in process	12,274	2,623	14,897	11,247	2,828	14,075
Finished goods	155,444	1,519	156,963	146,819	397	147,216

	$185,559	$11,745	$197,304	$180,622	$12,457	$193,079

      Certain inventories associated with the brand business have been classified as assets held for sale in the Consolidated Balance Sheets and are not included in the table above (see Note 3).
      Pre-launch inventories as of December 31, 2004 consist primarily of our generic version of Concerta®, which we currently believe will receive final FDA approval in 2005. Pre-launch inventories as of December 31, 2003 include $10,642 of our generic version of Concerta and products approved and/or launched subsequent to December 31, 2003. Shelf lives of pre-launch inventories generally exceed one year.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes charges to cost of goods sold associated with production related write-offs, write-offs of pre-launch inventories, impairment charges, and under-utilization and inefficiencies related to the manufacture of our products and product candidates:

	Years Ended December 31,

	2004	2003	2002

Production related write-offs	$18,712	$11,509	$12,246
Write-offs of pre-launch inventories	11,319	6,903	66,779
Impairment charges:
North Carolina facility	14,535	—	—
Entex product rights	3,500	—	—
Massachusetts facility, inventory and severance	—	7,851	11,750
Florida machinery and equipment	—	3,946	—
Under-utilization and inefficiencies of manufacturing operations:
Florida and North Carolina facilities	8,199	4,650	5,838
Massachusetts aerosol facility	—	4,264	7,876

	$56,265	$39,123	$104,489

      Production related write-offs represent inventory write-offs at our manufacturing facilities. For the year ended December 31, 2004, write-offs of pre-launch inventories included $4,531 of our generic version of Concerta (as a result of the delay caused by a Citizen Petition filed with FDA and changes in the in-process testing that were subsequently required by FDA) and $4,150 of our generic version of Accupril (as a result of raw material issues). For the year ended December 31, 2003, write-offs of pre-launch inventories primarily related to our generic versions of Wellbutrin SR/ Zyban (which was not approved by FDA because of expiration dating issues), placed into production in 2003. For the year ended December 31, 2002, write-offs of pre-launch inventories included a $41,200 charge for our generic versions of Prilosec (as a result of an adverse district court decision) and a $21,537 charge related to our generic versions of Wellbutrin SR/ Zyban (which was not approved by FDA because of expiration dating issues) (see Note 17).

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Property, Plant and Equipment, Net
      Property, plant and equipment, net are summarized as follows:

	December 31,

	2004	2003

Land	$10,824	$10,786
Buildings	81,569	41,000
Manufacturing equipment	112,467	103,278
Laboratory equipment	16,113	14,805
Leasehold improvements	32,212	29,958
Computer hardware and software	51,619	42,228
Furniture and fixtures	12,016	10,418
Automobiles	112	83

	316,932	252,556
Less: accumulated depreciation and amortization	(90,770)	(62,706)

	226,162	189,850
Construction in progress	57,943	47,141

	$284,105	$236,991

      Depreciation and amortization expense of property, plant and equipment, including assets reported under capital leases, was $29,992, $26,022, and $17,811 for the years ended December 31, 2004, 2003 and 2002, respectively.
      We purchased our North Carolina facility in December 2002 for approximately $28,250, and began renovating the facility in 2003. In June 2004, we determined that a significant expansion of our Florida facilities would allow us to fulfill our current and projected manufacturing requirements through at least 2007, and decided to discontinue renovation of our North Carolina facility. These actions, among other things, made it more likely than not that this facility will be sold. Accordingly, in June 2004, we recorded a $14,535 impairment charge to our Generic Products Segment cost of goods sold, which represented the difference between the carrying value and the estimated fair value of our North Carolina facility based on independent appraisals. The ultimate amount realized from a sale of this facility may differ from our fair value estimate.
      Certain property, plant and equipment associated with our brand business have been classified as assets held for sale in our Consolidated Balance Sheets (see Note 3).

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Other Intangible Assets, Net
      Other intangible assets and the related accumulated amortization and amortization periods are set forth below:

			Amortization
			Periods (Years)
	December 31,
				Weighted
	2004	2003	Range	Average

Product rights	$13,895	$17,045	2-8	5
Accumulated amortization	(7,868)	(4,508)
Patents	1,569	1,569	14	14
Accumulated amortization	(490)	(385)

Total other intangible assets, net	$7,106	$13,721

      Estimated amortization expense for intangible assets for each of the five succeeding fiscal years, utilizing the straight-line method, is $5,106, $569, $455, $455, and $368. Amortization expense for other intangible assets was $4,576, $3,041 and $4,261 for the years ended December 31, 2004, 2003 and 2002, respectively.
      In May 2004, we paid $5,000 to Sandoz, Inc. as a result of FDA’s approval and our first commercial sale of Fortamet (metformin extended-release), as required under our agreement with Sandoz, pursuant to which we reacquired the product rights for Fortamet. That agreement also requires our payment of royalties to Sandoz for a five-year period based on sales of Fortamet (with annual guaranteed minimums ranging from $3,000 to $5,000 and an annual maximum of $10,000). Such product rights were originally recorded in other intangible assets and amortized on a straight-line basis to cost of goods sold over the three-year Fortamet marketing exclusivity period granted by FDA. However, as of December 31, 2004, these product rights, which are included in our Brand Products Segment, have been classified as assets held for sale in our Consolidated Balance Sheets, and accordingly we are no longer amortizing these product rights (see Note 3).
      In June 2004, as a result of the FDA approval of an NDA for an OTC product containing the same active ingredients as our Entex® PSE prescription product, we recorded a charge of $3,500 to our Brand Products Segment cost of goods sold related to the impairment of our Entex product rights. This charge represented the difference between the carrying amount and the fair value of the Entex product rights based on the present value of estimated future cash flows. According to FDA guidance, once FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA action. It is unclear whether FDA will permit a grace period for the continued sale of Entex PSE or, if granted, how long such grace period will be. In addition, though we have historically amortized our Entex product rights over a 10-year period on a straight-line basis, the continued viability of the Entex line of products, including Entex LA, is now uncertain. As a result, in July 2004, we began amortizing the remaining carrying amount of our Entex product rights over 18 months and the amortization expense related to the Entex product rights increased by $3,056 to $4,526 on an annual basis. This change in accounting estimate decreased our reported net income by $963, and basic and diluted earnings per share by $0.01 per share each, for the year ended December 31, 2004. We will continue to periodically assess the unamortized portion of our Entex product rights and inventories ($4,526 and $50, respectively, as of December 31, 2004) and the useful life of our Entex product rights whenever events or changes in circumstances indicate that the carrying amount of our Entex product rights may not be recoverable.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Unconsolidated Joint Ventures
      We have two 50% investments in unconsolidated joint ventures, which do not qualify as variable interest entities under the provisions of FIN No. 46, and therefore are accounted for under the equity method in the accompanying consolidated financial statements.
      We are 50/50 joint venture partners with Watson Pharmaceuticals, Inc., in ANCIRC, which was originally established to develop, manufacture and market up to eight generic products. ANCIRC currently markets its generic version of Oruvail® for which profits are shared equally with Watson and no longer markets its generic version of Trental®. In November 2000, the ANCIRC partners agreed to discontinue the joint venture’s efforts to develop, manufacture and sell the remaining six products. We elected to continue the efforts to develop, manufacture and sell the remaining six products outside of the joint venture, at our own cost and agreed to pay a royalty to Watson, based on certain conditions, on the net sales derived from any of those products, none of which have yet been approved by FDA, including our generic version of Glucotrol XL (see Note 13). Other than our generic version of Glucotrol XL, we have discontinued our development efforts with respect to the five other ANCIRC products.
      We are 50/50 joint venture partners with Carlsbad Technologies, Inc. in CARAN, whereby Carlsbad develops and manufactures and we market generic versions of Pepcid®, Prozac® and Mevacor®. We share profits equally with Carlsbad on these products.
      As of December 31, 2004 and 2003, our investments in unconsolidated joint ventures were $4,477 and $5,147, respectively, and are included in other assets in the Consolidated Balance Sheets.
      Condensed financial information of the unconsolidated joint ventures is not presented, as they are not material to our consolidated financial statements.

(11)	Accrued Expenses and Other Liabilities
      Accrued expenses and other liabilities consist of the following:

	December 31,

	2004	2003

Tax accruals, excluding payroll taxes	$56,397	$44,973
SRAs	31,958	23,387
Payroll, payroll taxes and related benefits	22,016	19,214
Litigation settlements	—	23,736
Other	25,798	32,931

	$136,169	$144,241

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Income Taxes
      The components of the provision (benefit) for income taxes are summarized as follows:

	Years Ended December 31,

	2004	2003	2002

Current provision (benefit):
Federal	$1,678	$—	$(27,774)
State	—	—	—

	1,678	—	(27,774)

Deferred provision (benefit):
Federal	7,155	12,156	(22,907)
State	1,768	694	(2,896)

	8,923	12,850	(25,803)

Change in accrual for tax contingencies, net	17,802	17,181	—
Change in valuation allowance	—	—	(7,249)

Total	$28,403	$30,031	$(60,826)

      The following table indicates the significant elements contributing to the difference between our federal statutory rate and our effective tax rate:

	Years Ended
	December 31,

	2004	2003	2002

Federal statutory rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal effect	2.0	2.0	(1.9)
Change in valuation allowance on net deferred income tax assets	—	—	(4.8)
Reversal of tax contingency accruals, net	(7.7)	—	—
Non-deductible goodwill amortization and write-offs and reorganization costs	—	—	1.0
Other, net	0.9	1.4	0.9

Effective tax rate	30.2%	38.4%	(39.8)%

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes represent the tax effect of the difference between financial reporting and income tax bases of assets and liabilities. The major components of deferred tax assets and liabilities are as follows:

	December 31,

	2004	2003

DEFERRED INCOME TAX ASSETS:
Credits and loss carryforwards	$5,243	$13,549
Allowance for doubtful accounts receivable	1,348	2,837
Operating accruals	50,630	47,253
Cybear product development	1,261	1,514

Total deferred income tax assets	58,482	65,153
Deferred income tax assets reclassified to assets held for sale	(599)	(190)

Total deferred income tax assets per balance sheets	$57,883	$64,963

DEFERRED INCOME TAX LIABILITIES:
Tax over book depreciation and amortization	$36,564	$28,933
Deferred income tax liability reclassified to liabilities held for sale	(1,959)	(1,825)

Total deferred income tax liabilities per balance sheets	$34,605	$27,108

      As of December 31, 2004, we had unused tax credits and loss carryforwards included in deferred income tax assets of $5,243, of which $3,567 expire between 2005 and 2023 and $1,676 can be carried forward indefinitely.
      We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. As of December 31, 2004, we had deferred income tax assets totaling $58,482, of which $599 pertains to the brand business to be divested and is included in assets held for sale. We have considered our ability to carry back certain net operating losses, future taxable income and ongoing prudent and feasible tax planning strategies and have determined that no valuation allowance is necessary on our deferred income tax assets. In the event that we were to determine that we would not be able to realize all or part of our deferred income tax assets in the future, an adjustment to the valuation allowance would be charged to the Consolidated Statement of Income in the period such determination was made.
      We previously recorded a valuation allowance of $7,249 on certain Cybear net operating loss carryforwards. Due to a change in circumstances during 2002, we determined that it was more likely than not that the net operating loss carryforwards would be utilized, and we reversed this $7,249 valuation allowance.
      The following table details the activity in the valuation allowance in 2002 (none in 2004 and 2003):

Year Ended
December 31,
2002

Beginning of year	$7,249
Utilized	(7,249)

End of year	$—

      Our 2003 income tax return reflected a significant tax loss as the result of certain ordinary business developments. We believe the loss is appropriate and deductible. Nevertheless, we have recorded an accrual, which is included in accrued expenses and other liabilities in the Consolidated Balance Sheets, to fully offset the resulting 2003 and 2004 income tax benefits of approximately $17,181 and $24,879, respectively. The remaining federal loss carryforward of approximately $29,237, tax effected, which expires in 2023, may be

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
available to reduce certain future taxable income, which at that time may be similarly offset by an accrual for financial reporting purposes.
      The IRS has begun an audit of our 2003 tax return and will likely challenge the 2003 tax loss. As of December 31, 2004, the accrual for this tax loss was $31,321 and is included in accrued expenses and other liabilities in our Consolidated Balance Sheet. If the IRS were to prevail, we would be required to pay an amount up to the accrual, which will include interest at the statutory rate. If we were to prevail or settle this issue with the IRS, we would reverse all or a portion of the accrual, reduce income tax expenses accordingly, and pay the IRS the settlement amount, if any, including interest at the statutory rate.
      The IRS is in the process of concluding its audit for the years 1999 through 2002. During those years, despite our belief that our tax return positions were correct, we established accruals for tax contingencies that may become payable in the event our positions are not upheld. During 2004, the IRS proposed a settlement of certain matters related to this audit, to which we agreed, and we reversed $7,903 of tax accruals related to these contingencies. As of December 31, 2004, we had remaining accrued tax contingencies of $22,855 included in accrued expenses and other liabilities in the Consolidated Balance Sheet.
      Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.

(13)	Commitments

Secured Line of Credit
      On December 30, 2002, we entered into a four-year secured revolving line of credit facility for up to an aggregate amount of $185,000, none of which was outstanding at December 31, 2004 or 2003. Borrowings available under the credit facility are limited to defined values of eligible accounts receivable, inventories, property, plant and equipment and reserves established by the lenders. Interest accrues on the average outstanding principal balance at either the lender’s prime lending rate (5.25% as of December 31, 2004) or 2.0% above the rate quoted by the lenders as the Eurodollar Rate, as defined in the agreement. Fees accrue on the unused portion of the credit facility at 0.75%. We granted the lenders a first priority security interest in substantially all of our respective assets, including accounts receivable, inventories, deposit accounts, property, plant and equipment and general intangibles, and real estate owned at the date of the credit facility. The credit facility contains certain financial covenants and we are currently in compliance with all the required covenants. However, the borrowing base limits our borrowing availability to approximately $169,000 as of December 31, 2004. We are considering amending or replacing this credit facility.

Royalties on Generic Products
      Pursuant to the ANCIRC agreement, as amended, Watson may be entitled to receive a royalty on net sales of our generic version of Glucotrol XL, for which we have an ANDA pending with FDA. No royalty is due with respect to our sale of generic Glucotrol XL purchased from Pfizer (see Note 4).
      In February 1993, we entered into a royalty agreement with Dr. Chen, our former Co-Chairman and Chief Scientific Officer, which provides for royalties to Dr. Chen on the sales of our generic version of Cardizem CD, for which we received final FDA approval in July 1998. In August 1998, we amended that royalty agreement to account for the various contingencies presented by the stipulation (see Note 17). We accrued royalties to Dr. Chen of $3,222, $3,811 and $3,330 for the years ended December 31, 2004, 2003 and 2002, respectively, based on 3.33% of the net sales of our generic version of Cardizem CD, as defined. As of December 31, 2004 and 2003, we had amounts due to Dr. Chen of $256 and $515, respectively.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Royalties on Brand Products
      Pursuant to certain agreements, we pay royalties on Fortamet to Sandoz, on our Entex line of cough and cold products to Elan and on our Anexsia line of pain products to Mallinckrodt. These royalties, totaling $2,938, $1,197 and $1,612 for the years ended December 31, 2004, 2003 and 2002, respectively, are included in cost of goods sold in our Consolidated Statements of Income. See Note 9 for a discussion of our commitment to Sandoz related to Fortamet.

Employment Agreements
      We have entered into employment agreements with certain of our employees. These agreements generally provide, among other things, for the payment of an amount to such employees, ranging from 50% to 300% of the employee’s annual salary, and in some cases the vesting of some or all of the employee’s stock based compensation, in the event the employee’s employment is terminated by us without cause, as therein defined, or by the employee for good reason, as therein defined. Unless such termination is for cause, if such termination occurs within a specified period following a change in control of the company, as therein defined, the agreements require us to vest all of the employee’s stock based compensation. For certain executive officers, if such executive terminates their employment, without good reason, within an 18-month period following the date our board elects a new chief executive officer, the agreements require us to vest all of such executive’s stock based compensation and to negotiate a cash severance compensation amount. In February 2004, Richard J. Lane resigned as our Chief Executive Officer and received severance of $1,700, the continuation of benefits for an 18-month period, and 16,667 shares of Andrx common stock, which was the vested portion of the 100,000 restricted stock units he was granted in connection with his hiring.

Operating Leases
      We lease manufacturing, laboratory, warehouse and office space and various pieces of equipment under operating leases that expire at various dates through 2017, some of which have extension options. The following schedule summarizes future minimum lease payments required under non-cancelable operating leases with terms greater than one year as of December 31, 2004:

	Total		Minimum Lease
	Obligation	Sublease	Payments, Net

2005	$12,619	$(786)	$11,833
2006	11,730	(792)	10,938
2007	10,878	(852)	10,026
2008	8,756	(852)	7,904
2009	7,222	(852)	6,370
Thereafter	18,885	(1,633)	17,252

	$70,090	$(5,767)	$64,323

      Rent expense amounted to approximately $12,899, $11,800 and $11,100 for the years ended December 31, 2004, 2003 and 2002, respectively.

Purchase Commitments
      We had purchase commitments at December 31, 2004, of approximately $22,433 for raw material inventories and marketing expenses, $13,691 due in 2005 and $8,742 due in 2006.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Related Party Transactions
      In the normal course of our distribution business, we purchase finished good inventories from various companies, including Able Laboratories, Inc and Ranbaxy Pharmaceuticals. Dr. Elliot F. Hahn, our Chairman Emeritus, a current Andrx director, and former executive officer of Andrx, has been a member of Able’s board of directors since April 10, 2003. For the years ended December 31, 2004 and 2003, we purchased finished goods inventories of $7,729 and $9,500 from Able, respectively. As of December 31, 2004 and 2003, we had amounts due to Able of $21 and $1,302, respectively. Ranbaxy purchased the assets of HMS Sales and Marketing, Inc., which is wholly-owned by Lawrence J. DuBow, a current Andrx director, and his immediate family during 2001, and Mr. DuBow, through HMS, continues to render consulting services to Ranbaxy. For the years ended December 31, 2004, 2003 and 2002, we purchased finished goods inventories of $28,763, $41,287, and $16,366, respectively, from Ranbaxy. We also entered into an agreement with Ranbaxy with respect to our market exclusivity rights for our generic version of Monopril HCT. For the year ended December 31, 2004, we recognized $1,212 in licensing and royalties revenues related to this agreement. As of December 31, 2004 and 2003, we had amounts due to Ranbaxy of $441 and $2,966, respectively.
      We entered into an Employment Cessation Agreement with Dr. Elliot F. Hahn, Ph.D. on November 15, 2004. The agreement provides that (i) Dr. Hahn’s employment with Andrx terminated as of October 15, 2004, (ii) Dr. Hahn will provide consulting services through October 15, 2005, which may be extended by mutual agreement, for $100, and (iii) as long as he remains a board member, Dr. Hahn will receive an annual $25 board fee, as well as health and dental benefits and access to certain administrative personnel. For the year ended December 31, 2004, we paid $21 to Dr. Hahn related to this agreement. If a change of control, as defined in the agreement, were to occur, and Dr. Hahn does not serve on the board of the surviving entity, Dr. Hahn shall receive the balance of any consulting fee, board fee, and other benefits he is owed through the end of his then-current consulting agreement and/or board term.
      Some of our executive officers and directors may have investment accounts at the same financial institutions as Andrx.

(15)	Stockholders’ Equity
      From September 7, 2000 through May 17, 2002, we had two classes of common stock: (i) Andrx Group common stock to track the performance of Andrx Group, which then included Andrx Corporation and its majority owned subsidiaries, other than its ownership of the Cybear Group, and (ii) Cybear Group common stock to track the performance of the Cybear group. On May 17, 2002, each share of Cybear common stock was converted into 0.00964 of a share of Andrx common stock, resulting in the issuance of approximately 65,000 shares of Andrx common stock. The conversion included a 25% premium on the value of Cybear common stock, as provided by the terms of our Certificate of Incorporation. Subsequent to the conversion, we have only one class of common stock outstanding.
      In June 2004, our stockholders approved the Amended and Restated Certificate of Incorporation for Andrx Corporation, which increased the number of shares of common stock authorized for issuance from 100,000,000 to 200,000,000.
      In March 2003, our board of directors adopted a stockholder rights plan. The rights plan has certain anti-takeover provisions that may cause substantial dilution to a person or group that attempts to acquire the company on terms not approved by the board of directors. Under the rights plan, each stockholder is issued one right to acquire one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $70.00, subject to adjustment, for each outstanding share of Andrx common stock they own. These rights are only exercisable if a single person or company acquires 15% or more of Andrx common stock, or if an announced tender or exchange offer would result in 15% or more of the Andrx common stock being acquired. If we were acquired, each right, except those of the acquirer, would entitle its holder to purchase the

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
number of shares of Andrx common stock having a then-current market value of twice the exercise price of the right. In addition, if we become involved in a merger or other business combination where (1) we are not the surviving company, (2) Andrx common stock is changed or exchanged, or (3) 50% or more of our assets or earning power are sold, then each right, except those of the acquirer, would be exercisable for common stock of the acquiring corporation having a market value of twice the exercise price of the right. In addition, the board of directors has the option of exchanging all or part of the rights for an equal number of shares of common stock. We may redeem the rights for $0.01 per right at any time prior to a triggering acquisition and, unless redeemed earlier, the rights would expire on March 20, 2013.

2000 Stock Option Plan and 1993 Stock Incentive Plan
      In September 2000, our stockholders approved our 2000 Stock Option Plan (the 2000 Plan), which allows for the issuance of up to 12,000,000 shares of our common stock. Under the provisions of the 2000 Plan, our board of directors or our compensation committee is authorized to grant stock options of Andrx common stock to our employees, consultants or advisors. The terms for, and exercise price at which any stock option may be awarded, is to be determined by the compensation committee. Prior to the approval of the 2000 Plan, the Company operated under the 1993 Stock Incentive Plan, as amended, which allowed for the issuance of up to 8,000,000 shares of Andrx common stock in the form of stock options, restricted stock units, stock appreciation rights and other performance-based awards.
      In June 2003, our stockholders approved an amendment of the 2000 Plan, to, among other things, (i) allow the granting of restricted stock units, stock appreciation rights, and other performance-based awards for the issuance of up to 1,500,000 shares of our common stock, in addition to stock options and (ii) prohibit option re-pricing and the issuance of options at per share exercise prices less than fair market value. The June 2003 amendment did not affect the total amount of shares authorized for issuance under the 2000 Plan.
      As of December 31, 2004, approximately 5,716,000 shares of Andrx common stock remain available for future grants under the 2000 Plan, of which no more than approximately 1,257,400 shares are available for grants of awards other than stock options.
      In January 2005, the board of directors approved agreements for certain employees that provide for the acceleration of vesting of stock options and, in some instances, restricted stock units, upon the occurrence of certain events, as defined. These provisions represent a new measurement date for the applicable stock options and, as such, may result in the recognition of compensation expense if the defined events were to occur.
      On March 2, 2005, our board of directors accelerated the vesting of all of our out-of-the-money unvested stock options awarded under the 1993 Stock Incentive Plan and the 2000 Plan which have an exercise price greater than $21.57, which was the closing price of Andrx common stock on March 2, 2005. As a result of the acceleration, options outstanding as of December 31, 2004 to acquire approximately 2,000,000 shares of Andrx common stock with a weighted average exercise price of $34.98 (representing approximately 30% of the total outstanding options), which otherwise would have vested from time to time through 2008, became immediately exercisable. The acceleration of the vesting of the out-of-the-money stock options, as provided by APB Opinion No. 25, should not result in the recognition of compensation expense.
      Our board’s decision to accelerate the vesting of these options was based on a review of our long-term incentive programs in light of current market conditions and the issuance of SFAS No. 123(R). We believe that the acceleration of the vesting of these stock options will eliminate the need for recognizing future compensation expense of approximately $32 million, associated with these options. There can be no assurance that the acceleration of the vesting of these options will not result in some future compensation expense.
      We will begin to expense the remaining in-the-money unvested stock options awarded to acquire approximately 1,100,000 shares of Andrx common stock in our first interim reporting period that begins after June 15, 2005, in accordance with the provisions of SFAS No. 123(R). We have estimated that the

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compensation expense to be recognized related to these options, assuming no forfeitures and no additional grants, will be approximately $4,000, of which $1,000, $2,000, $850, and $150 will be expensed in 2005, 2006, 2007, and thereafter, respectively.
      It is likely that we will curtail the issuance of stock options and increase the awarding of restricted stock units and other forms of compensation in the future.

— Stock Options
      A summary of the plan activity for stock options is as follows:
ANDRX COMMON STOCK

	Outstanding				Exercisable

	Number of	Exercise Price per Share				Wtd. Avg.
	Shares Under					Exercise
	Option	Low	High	Wtd. Avg.	Shares	Price

December 31, 2001	6,912,122	$1.62	$85.00	$35.49	2,747,798	$13.88
Granted	1,550,777	17.94	45.50	34.67
Exercised	(863,495)	1.62	47.83	5.02
Forfeited	(1,167,404)	6.82	85.00	56.38

December 31, 2002	6,432,000	1.62	85.00	35.96	2,932,891	25.37
Granted	2,349,998	8.85	35.63	18.52
Exercised	(730,150)	22.17	1.62	4.60
Forfeited	(1,573,254)	3.49	85.00	33.71

December 31, 2003	6,478,594	2.74	85.00	33.71	3,024,878	34.37
Granted	1,931,495	17.77	30.00	26.00
Exercised	(493,012)	2.99	29.94	12.23
Forfeited	(1,121,416)	4.98	85.00	33.97

December 31, 2004	6,795,661	$2.74	$85.00	$32.94	3,493,297	$36.65

				Exercisable Options at
Options Outstanding at December 31, 2004				December 31, 2004

	Number of	Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
Range of	Shares Under	Remaining	Exercise		Exercise
Exercise Prices	Option	Life in Years	Price	Shares	Price

$ 2.74 - $16.62	1,787,621	4.97	$13.00	1,209,821	$12.41
17.77 - 25.64	2,305,715	8.11	23.71	462,445	21.90
27.28 - 58.50	1,402,523	5.87	41.66	868,809	45.13
62.19 - 77.73	1,263,402	6.56	66.80	923,862	66.31
85.00 - 85.00	36,400	5.85	85.00	28,360	85.00

2.74 - 85.00	6,795,661	6.52	32.94	3,493,297	36.65

      In connection with the 2002 Cybear Conversion, Cybear common stock options were converted into Andrx stock options at an exchange rate of .00956 per share. Given the immateriality of the number of converted options and their exercise price, which is significantly in excess of the current market price and the historical range of our stock’s trading price, such options to acquire a total of approximately 2,900 shares of Andrx common stock with exercise prices ranging from $314 to $18,500 per share are excluded from the above tables.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

— Restricted Stock Units
      In 2004, 2003 and 2002, we granted a total of 196,000, 199,500 and 260,000 restricted stock units with a net value of $4,646, $3,309 and $6,820, respectively. Each unit represents the right to acquire one share of Andrx common stock. The value of the restricted stock units is being amortized on a straight-line basis over the respective service periods and is included in SG&A. For the years ended December 31, 2004, 2003 and 2002, $1,539, $1,474 and $295, respectively, were included in SG&A pertaining to the amortization of these restricted stock units. In 2004, we issued 27,600 shares of Andrx common stock in connection with restricted stock units.
      Future amortization expense associated with restricted stock units as of December 31, 2004 is as follows:

2005	$2,032
2006	1,856
2007	1,461
2008	1,030
2009	92

$6,471

      During the first quarter of 2004, our former CEO, Richard J. Lane, in accordance with the terms of his employment agreement, received, upon the termination of his employment and his agreement to certain non-compete, non-solicitation and other conditions, 16,667 shares of Andrx common stock, representing the vested portion of the 100,000 restricted stock units he was originally granted.

Employee Stock Purchase Plan
      In July 2001, our stockholders approved the adoption of an employee stock purchase plan, with 400,000 shares available for purchase by participating employees. In June 2003, our stockholders approved an amendment to increase the number of shares eligible under the plan to 650,000. In 2004, 2003 and 2002, we issued a total of 72,200, 100,200 and 89,100 shares of Andrx common stock, respectively, in connection with our employee stock purchase plan. As of December 31, 2004, 388,500 shares remain available for future issuances. Once the provisions of SFAS No. 123(R) go into effect, our Employee Stock Purchase Plan will be treated as compensatory. We cannot estimate the compensation expense that will be recognized in connection with our Employee Stock Purchase Plan because such expense will depend on the number of employees participating in the plan, our stock price, and other factors. Had SFAS No. 123(R) been in effect in 2004, the compensation expense recognized in connection with our Employee Stock Purchase Plan would have been immaterial to our results of operations.

(16)	401(k) Plans
      Our 401(k) defined contribution retirement plan covers substantially all of our employees. Our monthly contribution to the plan is based upon the amount each of our employees contribute to the plan. For the years ended December 31, 2004, 2003 and 2002, we contributed $1,688, $1,600 and $1,223, respectively, to the 401(k) retirement plans.

(17)	Litigation and Contingencies

Ongoing Patent Infringement Litigation
      Following submission of a Paragraph IV certification that our ANDA product candidate does not infringe the valid patent rights of the referenced brand product, we would anticipate that patent infringement litigation

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
will be commenced against us. Generally, unless we commence selling such ANDA product before the related litigation has been concluded, we would not incur any substantial damages in connection with this type of litigation.

Naproxen Sodium (Naprelan)
      In March 2002, the U.S. District Court for the Southern District of Florida issued an order that Elan Corporation Plc’s patent was invalid, and in September 2002, we commenced selling naproxen sodium, our generic version of Naprelan®. In March 2003, the District Court issued an order denying, among other things, (i) Elan’s motion for reconsideration of the March 2002 order invalidating its patent, and (ii) our motion asking the District Court for a ruling on our non-infringement defenses. Both parties appealed that March 2003 decision. On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the Elan patent was invalid, and remanded the case back to the District Court for a determination as to whether our product infringes the Elan patent. On August 31, 2004, the District Court entered an order indicating that it will delay issuing findings of fact and conclusions in this matter until the Federal Circuit Court of Appeals has issued its decision (in a non-related case) on how a court should address issues of claim construction. We are continuing to sell our generic version of Naprelan. However, in January 2005, Elan both sought a status conference with the District Court to amend that order and filed a new complaint in the U.S. District Court for the Southern District of Florida seeking willful damages as a result of our sale of our generic version of Naprelan. Though we are not in a position to determine the ultimate outcome of this matter, an adverse determination could have a material adverse effect on our business and our consolidated financial statements.

Metoprolol Succinate (Toprol-XL)
      In 2003 and 2004, we filed ANDAs seeking FDA approval to market metoprolol succinate extended-release tablets in the 25mg, 50mg, 100mg and 200mg strengths, respectively, of our generic versions of Toprol-XL®. AstraZeneca AB, Aktiebolaget Hassle and AstraZeneca LP sued us for patent infringement in the U.S. District Court for the District of Delaware in February 2004 on the 50mg strength, in July 2004 on the 25mg strength, and in December 2004 on the 100mg and 200mg strengths. On August 9, 2004, the Multidistrict Litigation Panel consolidated and sent to the U.S. District Court for the Eastern District of Missouri the three pending metoprolol succinate patent infringement cases brought by Astra against Andrx and two other generic drug companies for pretrial discovery purposes. The trial of this matter has been tentatively scheduled to begin in August 2005. We are not in a position to determine the ultimate outcome of this litigation.

Sodium Valproate
      We filed an ANDA seeking FDA approval to market a generic version of Depakote®, and in March 2000, Abbott Laboratories sued us in the U.S. District Court for the Southern District of Florida for patent infringement. The FDA refused to accept our ANDA and as a result, we filed a 505(b)(2) application to market a sodium valproate product that is bioequivalent to Depakote. In May 2003, Abbott filed a new infringement complaint against us in the same U.S. District Court in connection with our new application. Both cases were consolidated and the original ANDA lawsuit was subsequently dismissed without prejudice. The trial of this matter has been tentatively scheduled to begin in July 2005.

Paroxetine Hydrochloride (Paxil)
      We filed an ANDA seeking FDA approval to market paroxetine hydrochloride 40mg, our generic version of Paxil 40mg, and in June 2001, SmithKline Beecham Corporation and Beecham Group plc (SmithKline) sued us, and our raw material supplier in the U.S. District Court for the Eastern District of Pennsylvania for

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
patent infringement. We later amended our ANDA to add the 10mg, 20mg and 30mg strengths of paroxetine hydrochloride and in November 2003, SmithKline filed a new infringement complaint against us in the U.S. District Court for the Eastern District of Pennsylvania in connection with those lower strengths. These cases and several other cases related to other companies’ ANDAs for generic versions of Paxil were consolidated for pre-trial discovery purposes only. In April 2004, the U.S. Court of Appeals for the Federal Circuit invalidated SmithKline’s hemihydrate patent in a case not directly involving us. Thereafter, SmithKline voluntarily dismissed its claims against us relating to all but the hemihydrate patent. With respect to the hemihydrate patent, the United States District Court for the Eastern District of Pennsylvania entered an Order on July 2, 2004 staying (i.e., placing on hold) all discovery and pre-trial proceedings against us pending the outcome of SmithKline’s appeal of the Federal Circuit decision. If that decision is not overturned, SmithKline has agreed to dismiss its remaining claims against us. In September 2004, we withdrew our ANDAs for Paxil, which will likely lead to the dismissal of this action as being moot.

Omeprazole (Prilosec)
      In 1998, we filed an ANDA seeking approval from the FDA to market omeprazole, our generic version of Prilosec. In May 1998, AstraZeneca plc filed suit under the provisions of the Hatch-Waxman Act alleging patent infringement. The matter was tried in the U.S. District Court for the Southern District of New York along with the consolidated claims of three other ANDA applicants. In October 2002, the District Court entered an order and an opinion finding that Astra’s ‘505 and ‘230 patents are valid and that the generic versions of Prilosec developed by us infringe those patents. On December 11, 2003, the Federal Circuit Court of Appeals affirmed the lower court’s opinion that Astra’s patents are valid and infringed by our product. Astra advised the District Court that it believes it may be entitled to damages as a result of our decision to build an inventory of our product prior to the District Court’s determination, but has not sought to enforce such claims. On May 19, 2004, the District Court ruled that our product does not infringe any valid claims of the ‘281 patent, and that Astra’s ‘505 and ‘230 patents are not unenforceable against our product. Both Astra and we have appealed this determination. The District Court has not issued an opinion on Astra’s claims for willful infringement of the ‘505 and ‘230 patents or on Astra’s request for attorneys’ fees. Though we believe that Astra is unlikely to prevail in its request for damages or attorneys’ fees and that Astra has not been damaged as a result of our decision to build inventory prior to the District Court’s determination, if Astra were to prevail in these claims, it could have a material adverse effect on our business and consolidated financial statements.

Resolved Patent Infringement Litigation

Bupropion Hydrochloride (Wellbutrin SR/ Zyban)
      In June 1999, we filed ANDAs seeking FDA approval to market bupropion hydrochloride, our generic versions of Wellbutrin SR/ Zyban. In September 1999, Glaxo SmithKline (Glaxo) filed suit against us in the U.S. District Court for the Southern District of Florida, claiming patent infringement. In May 2004, after settling this matter without payment from us, Glaxo dismissed its lawsuit against us.

Fosinopril Sodium and Fosinopril HCTZ (Monopril and Monopril HCT)
      In February 2003, we filed ANDAs seeking FDA approval to market fosinopril sodium tablets, our generic version of Monopril®, and fosinopril sodium hydrochlorothiazide tablets, our generic version of Monopril HCT®. On April 10, 2003, Bristol-Myers Squibb Company and E.R. Squibb and Sons, LLC filed identical suits against us in the U.S. District Court for the Southern District of New York and Florida for alleged patent infringement. The New York action was transferred to Florida and on April 16, 2004, dismissed. On June 4, 2004, after a trial on the merits, the U.S District Court for the Southern District of Florida issued a final judgment of non-infringement in our favor. Bristol-Myers did not appeal the judgment.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ongoing Other Litigation

Drug Pricing Litigation
      On August 3, 2004, the City of New York filed an action in the U.S. District Court for the Southern District of New York against numerous pharmaceutical companies, including us, claiming they overcharged Medicaid for prescription medications. Three similar complaints were filed in January 2005 by Onondaga, Rockland and Westchester counties of New York against numerous pharmaceutical companies, including us. Additionally, Suffolk County of New York has sought leave to amend its original complaint, wherein the amended complaint seeks to add us and other additional pharmaceutical companies and Erie County of New York filed a similar complaint in New York State Court in March 2005. These complaints generally allege overpayments of varying amounts with respect to our metformin and Cartia XT® products. These cases have been, or are expected to be consolidated, in the U.S. District Court for the District of Massachusetts. In addition, the state of Alabama through its Attorney General, has filed a similar lawsuit against numerous pharmaceutical companies, including Andrx, in the Circuit Court of Montgomery County, Alabama. There are numerous other lawsuits pending throughout the country brought by consumer and governmental entities related to this issue.

Cardizem CD Antitrust Litigation
      Beginning in August 1998, several putative class action lawsuits were filed against Aventis (formerly Hoechst Marion Roussel, Inc.) and us arising from a 1997 stipulation entered into between Aventis and us in connection with a patent infringement suit brought by Aventis with regard to its product Cardizem CD. The actions pending in federal court have been consolidated for multi-district litigation purposes in the U.S. District Court for the Eastern District of Michigan, with one of the cases filed by a group of direct purchasers having since been remanded back to the U.S. District Court for the Southern District of Florida. The complaint in each action alleges that Aventis and us, by way of the 1997 stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly have given Aventis and us a near monopoly in the U.S. market for Cardizem CD and a generic version of that pharmaceutical product. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 2000, the U.S. District Court for the Eastern District of Michigan granted summary judgment to plaintiffs finding that the 1997 stipulation was a per se violation of antitrust laws. On June 13, 2003, the U.S. Court of Appeals for the Sixth Circuit affirmed the district court’s decision. On October 12, 2004, the U.S. Supreme Court declined to review this case.
      Essentially reiterating the claims asserted against us in the aforementioned Cardizem CD antitrust class action litigation and seeking the same relief sought in that litigation are: (i) the May 14, 2001 complaint filed by the attorneys general for the states of New York and Michigan, joined by 13 additional states and the District of Columbia, on behalf of their government entities and consumers resident in their jurisdictions, which was subsequently amended to add 12 additional states and Puerto Rico to the action; (ii) the July 26, 2001 complaint filed by Blue Cross Blue Shield of Michigan, joined by three other Blue Cross Blue Shield plans; (iii) two actions pending in state courts in Florida, and (iv) two actions pending in state courts in Kansas.
      On November 26, 2002, the U.S. District Court for the Eastern District of Michigan approved a settlement between the direct purchasers and Aventis and us. In October 2003, the U.S. District Court for the Eastern District of Michigan approved a settlement between the indirect purchasers and Aventis and us. In November 2004, the U.S. Court of Appeals for the Sixth Circuit denied an appeal of the District Court’s approval of that settlement. The plaintiffs have additional time to determine whether they want to request the United States Supreme Court review of this matter.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In April 2004, we settled our litigation with the four Blue Cross Blue Shield plaintiffs who opted-out of the settlement with the indirect purchasers. We have also agreed with all remaining plaintiffs, consisting of the direct purchaser groups that opted out of the settlement with the direct purchaser class, upon a methodology for disposing of the claims asserted by that group after receiving such guidance as the U.S. Supreme Court may give on the issues raised. As a result of that methodology, and the U.S. Supreme Court’s determination that it will not review the decision of the Court of Appeals for the Sixth Circuit, the parties have settled this matter and have dismissed or are in the process of dismissing all related cases.

Wellbutrin SR Related Securities Claims
      Seven complaints were filed against us and certain of our current and former officers and directors for alleged material misrepresentations regarding the expiration dating for our generic versions of Wellbutrin SR/ Zyban and that we knew that our products would not receive timely FDA approval. All of these cases were consolidated and on October 20, 2003, the plaintiffs filed a consolidated amended class action complaint in the U.S. District Court for the Southern District of Florida against us and Richard J. Lane, our former Chief Executive Officer, alleging a class period from March 1, 2002 through March 4, 2003. After the District Court granted our motion to dismiss this complaint, on March 5, 2004, the plaintiffs further amended their complaint to assert that we knew, when we filed our ANDAs, that the products would not be approved by the FDA because of their expiration dating. We are not in a position to determine the ultimate outcome of this litigation.

PPA Litigation
      Beginning in October 2001, 12 product liability lawsuits were filed against us and others for personal injuries allegedly arising out of the use of phenlypropanolamine (PPA). The actions have been consolidated and transferred to the U.S. District Court for the Western District of Washington. We were named in the suits because we acquired the Entex product from Elan. While PPA was at one time contained in Elan’s Entex product, we reformulated Entex upon acquiring it from Elan and eliminated PPA as an active ingredient thereof. All of these cases were dismissed, either voluntarily or pursuant to court order. Notwithstanding a court order dated September 15, 2004, which dismissed the case and enjoined the re-filing of that case in state court, in December 2004, the plaintiff in one of those actions, Laura M. Bonucchi, filed an amended complaint in the Michigan Circuit Court for the County of Ingham to again name us as a defendant in connection with this matter. Elan has agreed to indemnify us with respect to this claim.

Lemelson Patent Litigation
      On November 23, 2001, the Lemelson Medical, Education & Research Foundation, LP filed an action in the U.S. District Court for the District of Arizona alleging patent infringement against us and others involving “machine vision” or “computer image analysis.” On March 20, 2002, the U.S. District Court for the District of Arizona entered an Order of Stay in the proceedings, pending the resolution of another suit before the U.S. District Court for the District of Nevada, which involves the same patents, but does not involve us. On January 23, 2004, that Nevada court issued an order determining that certain Lemelson patents, including the patents asserted against us, were unenforceable. Lemelson moved to amend or alter that judgment and on May 27, 2004, an amended judgment of non-infringement was entered. On June 22, 2004, Lemelson appealed the judgment to the U.S. Court of Appeals for the Federal Circuit. We are not in a position to determine the ultimate outcome of this matter.

Other Pending Matters
      We are involved in various other disputes, governmental and/or regulatory inspections, inquiries, investigations and proceedings that are deemed immaterial by us, and litigation may arise from time to time in

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the ordinary course of business. The process of resolving such matters through litigation or other means is inherently uncertain, and it is possible that the resolution of these matters could have a material adverse effect on our business and consolidated financial statements.

Litigation Resolved in 2004

Tiazac Related Securities Claims
      Several securities fraud class action complaints were filed in March 2002, alleging that we and certain of our current and former officers and directors engaged in securities fraud and/or made material misrepresentations regarding the regulatory status of our ANDA for a generic version of Tiazac. The amended class action complaint sought a class period for those persons or institutions that acquired our common stock from April 30, 2001, through February 21, 2002. In November 2002, the U.S. District Court for the Southern District of Florida granted in part our motion to dismiss the amended consolidated class action complaint and determined that all but one of the statements allegedly made in violation of the federal securities laws should be dismissed as a matter of law. The Court’s decision reduced the class period to six weeks commencing January 9, 2002, and ending February 21, 2002. The Court also later granted our motion to strike all allegations of insider trading from the complaint. In December 2003, defendant’s motion for summary judgment was granted and a final judgment was entered in favor of the defendants. The plaintiffs have filed a notice of appeal of the motion to dismiss and the summary judgment orders. On August 6, 2004, the Court entered a final judgment and granted final approval of the settlement stipulation entered by the defendants and the class members.

Trademark Litigation
      On August 13, 2003, Kos Pharmaceuticals filed a complaint in the U.S. District Court for the District of New Jersey alleging trademark infringement and unfair competition, and seeking to enjoin us from using the Altocor name. On September 18, 2003, the District Court denied Kos’ motion for preliminary injunction. On May 24, 2004, the U.S. Court of Appeals for the Third Circuit reversed the District Court’s opinion, and remanded the matter back to the District Court. On May 27, 2004, the District Court issued a preliminary injunction, effective June 18, 2004, enjoining us from the continued use of the Altocor name. On June 9, 2004, Kos and Andrx entered into a settlement requiring our payment of $6,000 to Kos, which was recorded as a litigation settlement charge in 2004. As part of the settlement, Kos, and later the District Court, agreed to the dismissal of this case and certain modifications to the District Court’s preliminary injunction. Pursuant to that modified preliminary injunction, product labeled Altocor was permitted to remain in the distribution channel through August 15, 2004, but all product and promotional materials bearing the Altocor name had to be withdrawn from the distribution channel by that date. On August 25, 2004, we certified to the District Court that we had fully complied with the terms and conditions of the injunction and described in detail the steps undertaken to assure compliance.

Famotidine (Pepcid)
      As part of the CARAN joint venture between us and Carlsbad Technologies, Inc., Carlsbad developed and is manufacturing for distribution by us, famotidine, a generic version of Pepcid. In July 2001, Richter Gedeon Vegyeszeti Gyar RT sued us, Carlsbad and seven other defendants for patent infringement in the U.S. District Court for the Eastern District of New York. Carlsbad agreed to indemnify us from any liability arising out of this lawsuit and settled this matter. The U.S. District Court for the Eastern District of New York entered a stipulation of dismissal in May 2004.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Burnett Employment Dispute
      On October 19, 1993, Terrill Hill Burnett filed an action in the U.S. District Court for the Southern District of New York against POL, and some of the original shareholders thereof, alleging POL breached her employment contract, securities and common law fraud with respect to the sale of shares of common stock, breach of fiduciary duty, negligent misrepresentation and gender discrimination, and seeking damages in excess of $1,000 plus punitive damages. In May 2004, the parties agreed to settle this matter upon our payment to the plaintiff of an immaterial amount.

Alpharma Breach of Contract Litigation
      On September 26, 2003, Alpharma filed a complaint against one of our subsidiaries Armstrong Pharmaceuticals, Inc. in the U.S. District Court for the Southern District of New York. Alpharma alleged that the contractual breach by Armstrong resulted in the recall of epinephrine mist, a product manufactured by Armstrong for Alpharma. In the complaint, Alpharma sought to recover $18,000 in damages for breach of contract, $17,400 in damages for negligent misrepresentations (many of which preceded our involvement), and $50,000 in punitive damages. On June 30, 2004, the parties reached a settlement requiring the payment of $5,250 to Alpharma for the dismissal of this complaint and a release of all parties’ claims against each other in connection with this matter. Andrx and Celltech Manufacturing Inc., from whom we purchased Armstrong in March 2001, shared this payment equally. As a result of the settlement, we recorded an additional litigation settlement charge of $1,625 in 2004.
      See Note 18 for charges related to certain legal claims asserted against us.

Contingencies
      We are subject to regular inspections by the FDA. Any non-compliance with current Good Manufacturing Practices (cGMP) or the corrective action plan we proposed to FDA in response to the Form 483 notices issued by FDA, could have a material adverse effect on our financial condition and results of operations. (See “Risks Relating to the Pharmaceuticals Industry Generally and to Andrx Specifically” in our Annual Report on Form 10-K for the year ended December 31, 2004).
      See Note 9 for a description of the potential for FDA action with respect to our Entex product line.
      Pursuant to our agreement with Genpharm, we began marketing all four strengths of Genpharm’s generic version of Paxil (paroxetine hydrochloride) in the United States, in exchange for a royalty based on the net profits, as defined, in May 2004. Andrx and Genpharm agreed to equally share the attorneys’ fees associated with the pending patent infringement litigation with Glaxo involving Genpharm’s product. That litigation has been “stayed” and will be dismissed by Glaxo in the event Glaxo does not prevail in its appeal of an adverse determination in a related patent litigation matter. Andrx and Genpharm agreed to share any patent infringement damages that may ultimately be awarded commensurate with their respective share of profits, except that we have agreed to be responsible for any damages awarded to Glaxo in the pending patent litigation that exceeds the aggregate royalty amount Genpharm received from us. Other sharing arrangements apply to other types of claims that may be asserted.
      In connection with the divestiture of our brand business, we estimate that we will incur personnel related expenses of approximately $8,000, including severance, performance incentives and retention. In addition, we estimate we will incur approximately $6,500 in other costs which consist of approximately $4,000 in non-cash charges primarily related to potential lease impairments as well as payments of approximately $2,500 for transaction costs and contract termination costs. As discussed in Note 21, we entered into agreements for the sale and licensing of certain rights and assets related to our Fortamet and Altoprev brand pharmaceutical products. We will evaluate the ultimate disposition of the goodwill of $26,316 related to our brand business in conjunction with the completion of this transaction.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Matters
      We are currently under audit by the IRS for the years 1999 through 2003. Despite our belief that our tax return positions are correct, it is our policy to establish accruals for tax contingencies that may result from examinations by tax authorities. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions. See Note 12 for a discussion of our tax accruals.

(18)	Litigation Settlements and Other Charges
      Litigation settlements and other charges consist of the following:

	Years Ended December 31,

	2004	2003	2002

Litigation settlement charge and legal claims	$7,800	$8,750	$65,000
POL goodwill and intangible impairment	—	—	7,833

	$7,800	$8,750	$72,833

      Our 2004 expense primarily includes settlement costs related to the Kos trademark litigation of $6,000 and the Alpharma breach of contract litigation in the amount of $1,625.
      In 2003 and 2002, we recorded charges of $8,750 and $65,000, respectively, primarily related to the Cardizem CD antitrust litigation, as well as a negotiated settlement of an obligation to one of our law firms with respect to our generic version of Tiazac in 2003.
      In 2002, we recorded a charge of $7,833 for impairment of goodwill and intangible assets related to POL assets. Such charge was the result of our decision in the fourth quarter of 2002, not to commit additional resources to POL and an evaluation of the related goodwill and intangible assets. We sold POL on December 23, 2003 (see Note 5).

(19)	Selected Quarterly Data (Unaudited)

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Distributed products revenue	$173,495	$163,327	$158,123	$181,367	$676,312
Andrx products revenue	98,500	114,743	106,050	102,470	421,763
Licensing and royalties	20,135	12,489	8,033	6,108	46,765
Cost of goods sold	190,251	209,657	190,912	208,894	799,714
Litigation settlements and other charges	—	7,800	—	—	7,800
Net income	26,662	6,444	11,801	20,752	65,659
Basic net income per share	0.37	0.09	0.16	0.28	0.90
Diluted net income per share	0.36	0.09	0.16	0.28	0.89

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Distributed products revenue	$154,617	$161,506	$168,334	$172,641	$657,098
Andrx products revenue	48,432	76,679	74,489	102,052	301,652
Licensing and royalties	31,013	33,054	9,588	6,425	80,080
Cost of goods sold	159,860	172,864	170,958	200,530	704,212
Litigation settlements and other charges	—	7,500	—	1,250	8,750
Net income	6,356	14,477	11,741	15,603	48,177
Basic net income per share	0.09	0.20	0.16	0.22	0.67
Diluted net income per share	0.09	0.20	0.16	0.21	0.66
      Earnings per share are computed independently for each period presented.
      In the fourth quarter of 2004, licensing and royalties revenues included the effect of a reversal of $3,347 of the $6,347 allocation made to us by KUDCo related to its settlement of a litigation with Mylan Laboratories, Inc. and Esteve Quimica S.A. in the second quarter of 2004 (see Note 4). In the fourth quarter of 2004, we also reversed $7,903 of accrued income tax contingencies as a result of the IRS’ proposed settlement of certain matters related to their audit of our 1999 to 2002 tax returns, to which we agreed (see Note 12).
      In the second quarter of 2004, licensing and royalties revenues included a $6,347 allocation made to us by KUDCo related to its settlement of a litigation with Mylan Laboratories, Inc. and Esteve Quimica S.A. (see Note 4). In the second quarter of 2004, we also recorded impairment charges of $14,535 and $3,500, respectively related to our North Carolina facility (see Note 8) and our Entex product rights (see Note 9).
      In 2003, we recorded charges of $7,851 relating to the write-down of certain assets at our Massachusetts aerosol facility and severance costs, primarily recorded in the second quarter, and in the fourth quarter of 2003, we recorded an impairment charge of $3,946 for certain machinery and equipment at our Florida manufacturing facilities (see Note 7).
      We reclassified royalties on our generic version of Cardizem CD from SG&A to cost of goods sold in the amounts of $887, $845, and $690 in the first, second and third quarters of the year ended December 31, 2004, respectively, and $827, $1,171, $762, and $1,051 in the first, second, third, and fourth quarters of the year ended December 31, 2003, respectively.

(20)	Segments
      Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments are managed separately because of the fundamental differences in their operations or in the uniqueness of their products. We currently operate in the following business segments:
     Distributed Products
      We distribute primarily generic pharmaceuticals manufactured largely by others, as well as us, from our Weston, Florida and Columbus, Ohio distribution facilities, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are primarily generated through our in-house telemarketing staff and through our internally developed ordering systems. The Distributed Products Segment’s operating results exclude participation in the distribution of our generic products, which are included in the Generic Product Segment.

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Generic Products
      We research, develop, manufacture and sell generic versions of selected controlled-release pharmaceuticals, utilizing our proprietary drug delivery technologies, as well as generic versions of niche and immediate-release pharmaceutical products, including oral contraceptives. Our generic product sales include sales of controlled-release generic products and immediate-release and niche generic products. The Generic Products Segment also includes licensing revenues earned under the agreements with KUDCo and Impax/ Teva, and the contract manufacturing activities conducted at our aerosol manufacturing facility in Massachusetts through October 9, 2003, the date it was sold. The Generic Products Segment also includes the equity in earnings (losses) of unconsolidated joint ventures (see Note 10).
     Brand Products
      We develop and commercialize brand name pharmaceuticals, in many cases, using our controlled-release drug delivery technologies. The Brand Products Segment also includes royalty revenues earned under our agreement with Mallinkrodt, and certain Internet operations. As discussed in Note 3, our board of directors approved a plan to divest or seek other strategic alternatives for our brand pharmaceutical business. This plan does not include the Entex and Anexsia product lines, which had revenues of $15,802 and $3,782, respectively, for the year ended December 31, 2004. See Note 21 related to our agreements for the sale and licensing of certain rights and assets related to our Fortamet and Altoprev brand pharmaceutical products.
     Corporate and Other
      Corporate and other consists of corporate headquarter expenses, including general and administrative expenses related to information systems, human resources, legal and corporate executive, finance and administrative functions, as well as legal costs associated with antitrust matters, litigation settlement charges, amortization of restricted stock units, interest income, interest expense and income taxes.
      We evaluate the performance of the segments after all intercompany transactions are eliminated. The allocation of income taxes is not evaluated at the segment level.
      The following table presents financial information by business segment:

	As of or for the Year Ended December 31, 2004

	Distributed	Generic	Brand	Corporate &
	Products	Products	Products	Other	Consolidated

Revenues	$676,423	$387,659	$81,005	$—	$1,145,087
Income (loss) from operations	53,673	123,963	(35,653)	(53,918)	88,065
Equity in earnings of joint ventures	—	4,504	—	—	4,504
Interest income	—	—	1	4,059	4,060
Interest expense	—	—	94	2,473	2,567
Gain on sale of assets	—	—	—	—	—
Depreciation and amortization	2,923	20,026	6,036	5,583	34,568
Purchase of property, plant and equipment, net	940	77,410	239	9,694	88,283
Total assets	202,576	397,204	76,440	313,493	989,713

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of or for the Year Ended December 31, 2003

	Distributed	Generic	Brand	Corporate &
	Products	Products	Products	Other	Consolidated

Revenues	$657,098	$336,197	$53,043	$—	$1,046,338
Income (loss) from operations	46,223	140,485	(66,846)	(51,995)	67,867
Equity in earnings of joint ventures	—	5,135	—	—	5,135
Interest income	—	—	—	2,242	2,242
Interest expense	—	—	127	2,514	2,641
Gain on sale of assets	—	3,730	1,875	—	5,605
Depreciation and amortization	4,299	17,848	4,940	1,976	29,063
Purchase of property, plant and equipment, net	4,102	28,375	994	5,984	39,455
Total assets	231,779	365,497	88,159	273,011	958,446

	As of or for the Year Ended December 31, 2002

	Distributed	Generic	Brand	Corporate &
	Products	Products	Products	Other	Consolidated

Revenues	$534,618	$208,127	$28,235	$—	$770,980
Income (loss) from operations	32,006	(12,930)	(85,835)	(99,895)	(166,654)
Equity in earnings of joint ventures	—	3,697	—	—	3,697
Interest income	—	—	—	5,420	5,420
Interest expense	—	—	—	200	200
Gain on sale of assets	—	—	5,094	—	5,094
Depreciation and amortization	3,289	12,526	5,488	769	22,072
Purchase of property, plant and equipment, net	13,916	96,321	808	1,245	112,290
Total assets	232,774	289,817	69,021	197,867	789,479
      Prior years income (loss) from operations have been adjusted to reflect the allocation of certain costs from the Generic Products Segment to the Brand Products Segment, primarily for R&D and production related write-offs.
      Generic Products Segment revenues by group of similar products are presented as follows:

	Years Ended December 31,

	2004	2003	2002

Controlled-release generic products	$271,722	$208,883	$129,270
Immediate-release and niche generic products	72,645	46,131	54,603

Total generic product sales, net	344,367	255,014	183,873
Licensing and royalties	43,292	77,379	17,267
Other	—	3,804	6,987

Total Generic Product Segment revenues	$387,659	$336,197	$208,127

(21)	Subsequent Event
      On March 2, 2005, we entered into agreements with First Horizon Pharmaceutical Corporation and certain of its subsidiaries (First Horizon) for the sale and licensing of certain rights and assets related to

ANDRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fortamet and Altoprev brand pharmaceutical products (see Note 3). First Horizon has agreed to pay us $50,000 for Fortamet and up to $35,000 for Altoprev. The amount that we may receive from First Horizon related to Altoprev, if any, is contingent upon meeting and maintaining certain supply requirements, as defined. Consequently, any gain related to Altoprev will be deferred and recognized as appropriate as the amounts subject to the related contingencies declines.
      We will be entitled to receive royalties on net sales, as defined, of Fortamet and Altoprev of 8% and 15%, respectively. We will retain our obligation to pay a royalty to Sandoz related to Fortamet subject to certain minimums and a maximum as discussed in Note 9. We have also entered into a long-term manufacturing and supply arrangement for Fortamet and Altoprev with First Horizon. We will evaluate whether these arrangements are at fair value and defer recognition of the purchase price as appropriate, if necessary.
      The computation of the amount of gain or loss on the transaction, as well as the ultimate disposition of the brand business goodwill of $26,316, will be dependent upon the resolution of the issues described above.
      The closing of the transaction, which is subject to certain customary conditions including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, is expected to occur by May 2005. After that closing occurs, we have agreed to provide certain transitional services to First Horizon for a period of time, to assist in the transition of certain services that we perform in the normal course of our business in connection with these products to First Horizon’s operations. Once those services are completed, we will no longer employ a majority of our brand business employees. Though First Horizon may seek to hire certain of our brand business employees, they have no obligation to do so and we will not receive any direct benefits as a result of their hiring. Accordingly, we will continue to incur employee related expenses for a period after the closing and we will then recognize severance expense.
      In connection with the closing, we will also evaluate the realizability of the remaining brand business assets and the potential for recognition of liabilities related to exiting the business.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Internal Control Over Financial Reporting

Part A.	Managements Report on Internal Control Over Financial Reporting
      Our management’s report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K on page 80 and is incorporated by reference herein.

Part B.	Attestation Report of Independent Registered Public Accounting Firm
      The attestation report of Ernst & Young LLP, our independent registered public accounting firm, is set forth in Item 8 of this annual report on Form 10-K on page 81 and is incorporated by reference herein.

Part C.	Changes in Internal Control Over Financial Reporting
      No change in our internal control over financial reporting occurred during Andrx Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information regarding directors, including information regarding the determination of our board of directors concerning the Audit Committee Financial Expert, appearing under the caption “Election of Directors” in our proxy statement for the 2005 annual meeting of stockholders is incorporated by reference.
      Information regarding executive officers is included in Part I on this Form 10-K as permitted by General Instruction G(3).
      We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial officer, treasurer and our vice president and corporate controller. We will provide the Code of Ethics, without charge, upon request made to Investor Relations at 954-584-0300 or at Investor.Relations@andrx.com.

Item 11.	Executive Compensation
      Information appearing under the caption “Executive Compensation” in our proxy statement for the 2005 annual meeting of stockholders is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for the 2005 annual meeting of stockholders is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions
      Information appearing under the caption “Certain Relationships and Related Transactions” in our proxy statement for the 2005 annual meeting of stockholders is incorporated by reference.

Item 14.	Principal Accountant Fees and Services
      Information appearing under the caption “Principal Accountant Fees and Services” in our proxy statement for the 2005 annual meeting of stockholders is incorporated by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (A) Documents Filed as Part of this Report
      (1) Reference is made to the Index to Financial Statements included in Part II, Item 8 of this Annual Report.
      (2) Financial Statement Schedules
      Not Applicable
      All other schedules for which provision is made in applicable regulations of the SEC are omitted because they are not applicable or the required information is in the Consolidated Financial Statements or notes thereto.
      (3) Exhibits

Exhibit
No.	Description

2.2	Agreement and Plan of Merger and Reorganization dated March 23, 2000 among Andrx Corporation, Cybear, Inc., New Andrx Corporation, Andrx Acquisition Corp., and Cybear Acquisition Corp.(3)
2.3	Agreement and Plan of Merger dated January 9, 2001, among Andrx Corporation, Mediconsult Acquisition Corp. and Mediconsult.com, Inc.(4)
3.1	Registrant’s Amended and Restated Certificate of Incorporation(6)
3.2	Registrant’s Amended and Restated Bylaws dated April 9, 2004(25)
4.1	Specimen Certificate of Andrx Corporation — Andrx Group Common Stock(7)
4.3	Rights Agreement, dated as of March 20, 2003, between Andrx Corporation and American Stock Transfer & Trust Company as rights agent(8)
4.4	Revised Specimen Certificate of Andrx Corporation — Andrx Group Common Stock(19)
10.1	Form of Stock Incentive Plan, as amended(9)*
10.6	Royalty Agreement between the Registrant and Chih-Ming J. Chen(9)*
10.7	Form of Indemnification Agreement between the Registrant and officers and directors(9)*
10.14	Lease Agreement relating to the premises at 4001 SW 47th Avenue, Ft. Lauderdale, Florida(9)

Exhibit
No.	Description

10.15	Lease Agreement related to the premises at 4011 SW 47th Avenue, Ft. Lauderdale, Florida(9)
10.16	Lease Agreement relating to the premises at 3436 University Drive, Davie, Florida(9)
10.30	First Amendment to Lease Agreement relating to the premises located at 3436 University Drive, Davie, Florida(10)
10.31	Third Addendum to Lease between the Registrant and New Town Centre, Ltd., relating to the premises at 4011 S.W. Avenue, Davie, Florida(11)
10.32	Fourth Addendum to Lease between the Registrant and New Town Commerce Centre, Ltd., relating to the premises at 4011 S.W. 47th Avenue, Davie, Florida(11)
10.33	Lease by and between Registrant and New Town Commerce Center, Ltd., relating to the premises at 4111 S.W. 47th Avenue, Davie, Florida(11)
10.34	Amendment to Royalty Agreement between the Registrant and Chih-Ming J. Chen, Ph.D.(12)*
10.36	Lease Agreement relating to the premises at 2915 Weston Road, Weston, Florida(12)
10.39	Lease Agreement relating to the premises at 180 Passaic Avenue, Fairfield, New Jersey(24)
10.42	2000 Stock Option Plan(6)*
10.45	Tax Sharing Agreement(6)
10.53	Lease Agreement relating to the premises at 2945 West Corporate Lakes Boulevard, Weston, Florida(14)
10.54	Amendment to Tax Sharing Agreement(14)
10.55	Lease Agreement Relating to the premises at 3040 Universal Boulevard, Suite #150, Weston, Florida(14)
10.59	Termination Agreement with Geneva Pharmaceuticals, Inc.(2)(15)
10.60	Employment Agreement between the Registrant and Scott Lodin(15)*
10.61	Employment Agreement between the Registrant and Angelo C. Malahias(15)*
10.62	Separation Agreement between the Registrant and Chih Ming Chen, Ph.D.(15)*
10.63	Separation Agreement between the Registrant and Alan P. Cohen(15)*
10.64	Employee Stock Purchase Plan, as amended(16)*
10.66	Employment Agreement between Registrant and Richard J. Lane, former Chief Executive Officer*(17)
10.67	Commercialization Agreement among Andrx Pharmaceuticals, Inc., Genpharm, Inc. and Kremers Urban Development Co. dated as of October 30, 2002(22)(2)
10.68	Credit Agreement dated as of December 30, 2002, among Andrx Corporation and its subsidiaries, Bank of America, N.A., as agent and the lenders party thereto(22)
10.69	First Amendment to Credit Agreement dated as of December 30, 2002, among Andrx Corporation and its subsidiaries, Bank of America, N.A., as agent and the lenders party thereto.(22)
10.70	Employment Agreement between the Registrant and Lawrence J. Rosenthal(22)*
10.73	Form of 2003 Indemnification Agreement between Registrant and directors(22)*
10.74	2000 Stock Option Plan, as amended and restated(20)(*)
10.75	Employee Stock Purchase Plan, as amended(21)(*)
10.77	Termination Agreement and Release between the Registrant and Richard J. Lane(25)(*)
10.81	Employment Agreement between the registrant and Thomas P. Rice(25)(*)
10.82	Exclusivity Transfer Agreement by and among, Andrx Pharmaceuticals, LLC, Andrx Pharmaceuticals, Inc., Impax Laboratories, Inc. and Teva Pharmaceuticals Curacao, N.V.(2)(25)
10.83	First Amendment to Exclusivity Transfer agreement by and among Andrx Pharmaceuticals, LLC, Andrx Pharmaceuticals, Inc., Impax Laboratories, Inc. and Teva Pharmaceuticals Curacao, N.V.(2)(25)
10.86	Employment Cessation Agreement between Andrx Corporation and Elliot F. Hahn, Ph.D. dated November 15, 2004(26)(*)

Exhibit
No.	Description

10.87	Amended and Restated Employment Agreement between Andrx Corporation and Larry Rosenthal(23)*
10.88	Form of Restricted Stock Unit Agreement between Andrx Corporation and Angelo C. Malahias, Scott Lodin and Lawrence Rosenthal entered into December 1, 2002(1)*
10.89	Restricted Stock Unit Agreement between Andrx Corporation and Thomas P. Rice dated February 27, 2004(1)*
10.90	Amendment No. 1 to the Termination Agreement with Sandoz Inc. (f.k.a. as Geneva Pharmaceuticals, Inc.)(1)(2)
10.91	Form of Stock Option Agreement (as of January 1, 2005) for grants under the Amended and Restated 2000 Stock Option Plan(1)*
10.92	Compensation Committee resolution dated September 2, 2004, regarding Thomas P. Rice compensation(1)*
10.93	Summary Discussion of Board of Director Compensation as of March 22, 2004(1)*
10.94	Form of Restricted Stock Unit Agreement between Andrx Corporation and members of the Board of Directors(1)*
10.95	Second Amendment to Credit Agreement dated as of December 31, 2002, among Andrx Corporation and its subsidiaries, Bank of America, N.A., as agent and the lenders party thereto.(1)
21.1	Subsidiaries of the Registrant(1)
23.1	Consent of Independent Registered Public Accounting Firm(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended(1)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Management Compensation Plan or arrangement.

(1)	Filed herewith.

(2)	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

(3)	Filed as an exhibit of the same number in Andrx Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(4)	Filed as exhibit 2.1 to Andrx Corporation’s Form 8-K filed January 17, 2001, and incorporated herein by reference.

(5)	Filed as an exhibit of the same number to Andrx Corporation’s Registration Statement on Form S-4 (File No. 333-54926).

(6)	Filed as an exhibit of the same number to Andrx Corporation’s Registration Statement on Form S-4 (File No. 333-38226) filed May 31, 2000.

(7)	Filed as an exhibit of the same number to Andrx Corporation’s Form 8-A12G filed September 6, 2000.

(8)	Filed as an exhibit of the same number to Andrx Corporation’s Form 8-K filed March 21, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit of the same number to Andrx Corporation’s Registration Statement on Form S-1 filed on April 17, 1996 (File No. 333-03614) and incorporated herein by reference.

(10)	Filed as an exhibit of the same number in Andrx Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(11)	Filed as an exhibit of the same number in Andrx Corporation’s Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(12)	Filed as an exhibit of the same number in Andrx Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 1998, and incorporated herein by reference.

(13)	Filed as Annex C to Andrx Corporation’s Registration Statement on Form S-4 (File No. 333-54926).

(14)	Filed as an exhibit of the same number in Andrx Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated by reference.

(15)	Filed as an exhibit of the same number in Andrx Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, and incorporated by reference.

(16)	Filed as an exhibit to Andrx Corporation’s Form S-8 (File No. 333-84672) dated March 21, 2002.

(17)	Filed as an exhibit of the same number in Andrx Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated by reference.

(18)	Filed as an exhibit of the same number to Andrx Corporation’s Form 8-K filed June 19, 2002, and incorporated herein by reference.

(19)	Filed as an exhibit of the same number in Andrx Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, and incorporated by reference.

(20)	Filed as Annex B to Andrx Corporation’s Schedule 14A (Amendment No. 1) filed on May 7, 2003.

(21)	Filed as Annex C to Andrx Corporation’s Schedule 14A (Amendment No. 1) filed on May 7, 2003.

(22)	Filed as an exhibit of the same number in Andrx Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference.

(23)	Filed as an exhibit of the same number to Andrx Corporation’s Form 8-K filed March 8, 2005, and incorporated by reference.

(24)	Filed as an exhibit of the same number in Andrx Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference.

(25)	Filed as an exhibit of the same number in Andrx Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, and incorporated by reference.

(26)	Filed as an exhibit of the same number to Andrx Corporation’s Form 8-K filed November 18, 2004, and incorporated herein by reference.
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

Thomas P. Rice
Chief Executive Officer

By:	/s/ John M. Hanson

John M. Hanson
Senior Vice President and Chief Financial Officer
Date: March 9, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas P. Rice Thomas P. Rice	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2005

/s/ John M. Hanson John M. Hanson	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 9, 2005

/s/ Tamara A. Baum Tamara A. Baum	Director	March 9, 2005

/s/ Joseph E. Breslin Joseph E. Breslin	Director	March 9, 2005

/s/ Lawrence J. DuBow Lawrence J. DuBow	Director	March 9, 2005

/s/ Carter H. Eckert Carter H. Eckert	Director	March 9, 2005

/s/ Irwin C. Gerson Irwin C. Gerson	Director	March 9, 2005

/s/ Elliot F. Hahn, Ph.D. Elliot F. Hahn, Ph.D.	Chairman Emeritus and Director	March 9, 2005

/s/ Melvin Sharoky, M.D. Melvin Sharoky, M.D.	Director	March 9, 2005