Form 10-Q
period 2005-03-31
ANDRX CORP /DE/
filed 2005-05-04
CIK 1123337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

☑ YES ☐ NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☑ YES ☐ NO

     There were approximately 73,185,000 shares of Andrx common stock outstanding as of April 28, 2005.

Andrx Corporation and Subsidiaries

This Form 10-Q contains registered trademarks held by Andrx Corporation and third parties.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Andrx Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,229	$42,290
Short-term investments available-for-sale, at market value	147,851	44,815
Accounts receivable, net of allowance for doubtful accounts of $4,501 and $4,703 at March 31, 2005 and December 31, 2004, respectively	132,794	144,025
Inventories	183,747	197,304
Deferred income tax assets	83,631	57,883
Assets held for sale	—	49,120
Prepaid and other current assets	41,727	23,502

Total current assets	664,979	558,939
Long-term investments available-for-sale, at market value	90,333	122,962
Property, plant and equipment, net	285,261	284,105
Goodwill	7,665	7,665
Other intangible assets, net	9,719	7,106
Other assets	10,481	8,936

Total assets	$1,068,438	$989,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,067	$105,715
Accrued expenses and other liabilities	110,645	136,169
Liabilities held for sale	—	3,489

Total current liabilities	210,712	245,373

Deferred income tax liabilities	36,279	34,605
Deferred revenue	84,230	10,974

Total liabilities	331,221	290,952

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock; $0.001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value, 200,000,000 shares authorized; 73,147,100 and 72,924,400 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	73	73
Additional paid-in capital	512,646	507,934
Restricted stock units, net	(7,625)	(6,471)
Retained earnings	233,211	197,874
Accumulated other comprehensive loss, net of income taxes	(1,088)	(649)

Total stockholders’ equity	737,217	698,761

Total liabilities and stockholders’ equity	$1,068,438	$989,713

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated balance sheets.

Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Distributed products	$179,725	$173,495
Andrx products	92,414	98,500
Licensing and royalties	4,709	20,135
Other	855	45

Total revenues	277,703	292,175
Cost of goods sold	201,154	190,251

Gross profit	76,549	101,924

Operating expenses:
Selling, general and administrative	62,753	49,808
Research and development	11,431	10,758
Goodwill impairment charge	26,316	—

Total operating expenses	100,500	60,566

(Loss) income from operations	(23,951)	41,358
Other income (expense):
Equity in earnings of joint ventures	1,024	1,502
Interest income	1,606	744
Interest expense	(686)	(605)

(Loss) income before income taxes	(22,007)	42,999
(Benefit) provision for income taxes	(57,344)	16,337

Net income	$35,337	$26,662

Earnings per share :
Basic	$0.48	$0.37

Diluted	$0.48	$0.36

Weighted average shares of common stock outstanding:
Basic	73,013,000	72,547,000

Diluted	73,590,000	73,605,000

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$35,337	$26,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,442	7,882
Provision for (recoveries of) allowance for doubtful accounts receivable	198	(140)
Non-cash impairment charges	26,865	—
Amortization of restricted stock units, net	549	316
Equity in earnings of joint ventures	(1,024)	(1,502)
Deferred income tax benefit	(25,176)	—
Change in accrual for tax contingencies	(32,335)	16,337
Income tax benefit on exercises of stock options and restricted stock units	923	1,340
Changes in operating assets and liabilities:
Accounts receivable	11,033	(13,138)
Inventories	28,138	(19,634)
Prepaid and other assets	730	3,748
Income tax (payments) refund	(4,791)	49
Accounts payable, accrued expenses and other liabilities	2,644	23,208

Net cash provided by operating activities	51,533	45,128

Cash flows from investing activities:
Purchases of investments available-for-sale	(118,039)	(118,605)
Maturities and sales of investments available-for-sale	46,935	76,334
Purchases of property, plant and equipment, net	(8,871)	(14,263)
Proceeds from the sale and licensing of certain assets and rights	50,000	—
Distributions from joint ventures	671	1,468
Refund of prepayment for product rights	10,000	—

Net cash used in investing activities	(19,304)	(55,066)

Cash flows from financing activities:
Proceeds from issuances of common stock in connection with exercises of stock options	1,880	3,372
Proceeds from issuances of common stock in connection with the employee stock purchase plan	297	437
Principal payments on capital lease obligations	(1,467)	(222)

Net cash provided by financing activities	710	3,587

Net increase (decrease) in cash and cash equivalents	32,939	(6,351)
Cash and cash equivalents, beginning of period	42,290	67,498

Cash and cash equivalents, end of period	$75,229	$61,147

(Continued)

Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

(Continued)

	Three Months Ended
	March 31,
	2005	2004
Supplemental disclosure of non-cash investing and financing activities:
Issuance of restricted stock units, net	$(1,703)	$(2,108)

     In the March 31, 2005 Unaudited Condensed Consolidated Balance Sheet, we recorded $23,333 of other current assets and deferred revenues as a result of meeting certain supply requirements related to the First Horizon Pharmaceutical Corporation transaction related to our Altoprev® brand pharmaceutical product. See Note 2.

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

(1) General

     The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Andrx Corporation and subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the three months ended March 31, 2005, are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 Consolidated Balance Sheet included herein was extracted from the December 31, 2004 audited Consolidated Balance Sheet included in our 2004 Annual Report on Form 10-K.

     We consummated agreements for the sale and licensing of certain rights and assets related to our two main brand products, Altoprev® and Fortamet®, on March 28, 2005, as more fully discussed in Note 2. We are in the process of completing the disposition of our brand business that will result in the termination of substantially all of the remaining brand business employees in May 2005. Going forward, our generic business will manage our Entex® and Anexsia® product lines.

     Significant Accounting Policies

     Since December 31, 2004, none of the critical accounting policies, or our application thereof, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2004, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three months ended March 31, 2005.

     Use of Estimates

     The preparation of these interim financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates we have made include, but are not limited to, those related to revenue recognition, sales returns and allowances (SRAs), allowance for doubtful accounts receivable, inventories and cost of goods sold, determining the useful life or impairment of goodwill and other long-lived assets, income taxes, and self- insurance program accruals. The net revenues we report related to collaborative agreements for the sale of certain products sold by other parties are subject to numerous estimates by these other parties, such as returns and other SRAs and certain related expenses. We periodically evaluate estimates used in the preparation of consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, our historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.

     Pre-Launch Inventories

     From time to time we have made, are in the process of making or may make commercial quantities of our product candidates prior to the date that we anticipate that such products will receive Food and Drug Administration (FDA) final marketing approval and/or satisfactory resolution of patent infringement litigation, if any, involving them (i.e. pre-launch inventories). Each of our Abbreviated New Drug Application (ANDA) submissions to the FDA is made with the expectation that (i) the FDA will approve the marketing of the product therein described, (ii) we will validate our process for manufacturing that ANDA product within the specifications that have been or will be approved by the FDA for such product, (iii) we will prevail in any patent infringement litigation involving our ANDA product, and (iv) a future economic benefit will be derived from the commercialization of our ANDA product. All of these expectations are reconfirmed in connection with our determination to build pre-launch quantities of that product, and to capitalize such cost as inventory.

     There are typically few risks and uncertainties concerning market acceptance of our approved generic products because the brand product has an established demand, and our lower priced product may be substituted for that referenced brand product. Therefore, we may seek to have launch quantities of our product available for shipment on the day we obtain the ability to prudently market our product (i.e., without undue patent infringement or other risks). This requires us to, among other things, begin to validate our manufacturing processes in accordance with FDA regulations well before the date we anticipate our product will be approved, and may entail a “scale-up” process. The scale-up process allows us to modify the equipment and processes employed in the manufacture of our product to increase manufacturing lot sizes.

     Scale-up activities are expensed, including the raw material used in such activities. Direct and indirect manufacturing costs incurred during the manufacture of validation lots (which are permitted to be sold) as well as the manufacture of additional product to meet estimated launch demand are capitalized. In evaluating whether it is probable that we will derive future economic benefits from our pre-launch inventories and whether the pre-launch inventories are stated at the lower of cost or market, we take into consideration, among other things, the remaining shelf life of that inventory, current and expected market conditions, the amount of inventory on hand, the substance of communications with the FDA during the regulatory approval process and the views of patent and/or litigation counsel. We also consider potential alternative uses for our pre-launch inventories that are in the form of raw material, such as returning those materials to the vendor, and/or reselling them to other companies. As appropriate, provisions through cost of goods sold are made to reduce pre-launch inventories to net realizable value. Production of pre-launch inventories involves the risk that FDA may not approve such product(s) for marketing on a timely basis, if ever, that such approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventories, and/or that the results of related litigation may not be satisfactory. If this risk were to materialize or the launch of such product were significantly postponed, additional allowances may be required. Such additional allowances could be material. Generally, pre-launch inventories related to publicly disclosed product candidates are separately identified except in circumstances that we believe would place us at a competitive disadvantage to do so.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

     Impairment of Goodwill

     Under the purchase method of accounting for acquisitions, goodwill represents the excess of the purchase price over the fair value of the net assets acquired. We account for goodwill under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Goodwill is subject to an assessment for impairment in value by applying a fair-value based test on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. See Note 2.

     Revenue Recognition, including Sales Returns and Allowances

     Andrx distributed product revenues are derived from the sale of pharmaceutical products purchased from third parties, including generic products sold on behalf of our unconsolidated joint ventures. Andrx product revenues include our generic and brand product revenues. Andrx generic product revenues are derived from the sale of generic products either manufactured by us pursuant to our ANDAs or sold with our New Drug Code (NDC), excluding generic products sold on behalf of our unconsolidated joint ventures. Andrx brand product revenues are revenues derived from the sale of branded products either manufactured by us pursuant to our New Drug Application (NDA) or sold with our NDC through March 31, 2005.

     Andrx distributed product revenues and the related cost of goods sold are recognized at the time the product is accepted by our customers.

     Andrx product revenues and the related cost of goods sold are recognized after products are accepted by our customers and are based on our estimate of when such products will be pulled through the distribution channel. We do not recognize revenue and the related cost of goods sold where we believe the customer has more than a reasonable level of inventory, taking into account, among other things, historical prescription data provided by external independent sources, projected prescription data, historical purchases and demand, incentives granted to customers, customers’ right of return, competing product introductions and our product inventory levels in the distribution channel, all of which we periodically evaluate. As a result, $1,009 and $1,278 of deferred revenue related to our brand business was included in the March 31, 2005 (unaudited) and December 31, 2004 Condensed Consolidated Balance Sheets, respectively.

     Allowances against sales for estimated discounts, rebates, returns, chargebacks, shelf stock adjustments and other SRAs are established by us concurrently with the recognition of revenue. Accruals for these SRAs are presented in the Condensed Consolidated Balance Sheets as reductions to accounts receivable, net or within accrued expenses and other liabilities.

     Our most significant SRAs vary depending upon the business segment. In our distribution business, our most significant SRAs are for estimated returns, discounts and rebates. SRAs for estimated discounts and rebates have historically been predictable and less subjective. In our generic business, our most significant SRAs are for estimated discounts, customer and Medicaid rebates, returns, chargebacks and shelf stock adjustments. Of these estimates, the estimates for returns, chargebacks and shelf stock adjustments are more subjective and, consequently, may be more variable. In our brand business, that we are in the process of disposing of, our most significant SRAs are for estimated discounts, returns, Medicaid rebates and managed care rebates. Of these estimates, the estimates for returns are more subjective and, therefore, may be more variable.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

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

     Accruals for estimated rebates and discounts are estimated based on historical payment experience, historical relationships to revenues and contractual arrangements. We believe that such accruals are readily determinable due to the limited number of assumptions involved and the consistency of historical experience. Accruals for estimated chargebacks, returns and shelf stock adjustments involve more subjective judgments and are more complex in nature. Actual product returns, chargebacks, shelf stock adjustments and other SRAs incurred are dependent upon future events. We periodically monitor the factors that influence SRAs and make adjustments to these provisions when we believe that actual product returns, chargebacks, shelf stock adjustments and other SRAs may differ from established allowances. If conditions in future periods change, revisions to previous estimates may be required, potentially in significant amounts. Changes in the level of provisions for estimated product returns, chargebacks, shelf stock adjustments and other SRAs will affect revenues.

     Accruals related to SRAs are reflected in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
	2005	2004
Accruals included in accounts receivable, net	$29,976	$31,219
Accruals included in accrued expenses and other liabilities	28,032	31,958

Total	$58,008	$63,177

     Our brand business had a limited number of large customers. During the three months ended March 31, 2005 and 2004, approximately 70% and 61%, respectively, of our brand product shipments were made to three customers.

     When other parties market our products or when we are entitled to revenues from the sale of their products, we recognize revenue based on information supplied by the other parties related to shipment to, and their customers’ acceptance of, the products, less estimates for SRAs. We receive periodic reports from other parties that support the revenues we recognize, and amounts recognized are then compared to the cash subsequently remitted to us. Such revenues are subject to several estimates, similar to those we experience with the sales of our products. We periodically monitor the factors that influence these SRAs and conduct inquiries of the other parties regarding these estimates. Such estimates are revised as changes become known and may be significant.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

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

     When we enter into revenue arrangements with multiple deliverables, we evaluate and determine whether the deliverables are separate units of accounting and we divide the deliverables into separate units of accounting in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”. If the arrangement consideration allocable to a delivered item does not have standalone value to the customer, the item does not qualify as a separate unit of accounting and the consideration received for that deliverable is combined with the amount allocable to the other undelivered item(s). If the deliverables are separate units of accounting and there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units based on their relative fair values. If there is no reliable and objective evidence of fair value for a delivered item, but there is objective and reliable evidence of fair value for the undelivered item(s), the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” provides additional interpretation and guidance in the application of EITF Issue No.00-21. See Note 2.

     Income Taxes

     Our future effective tax rate is based on estimates of expected results of operations, enacted statutory tax rates and tax planning strategies. Significant judgment is required in determining our effective tax rate and the ultimate resolution of our tax return positions. Despite our belief that our tax return positions are correct, our policy is to establish accruals for tax contingencies that may result from examinations by tax authorities. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions. See Note 6.

     Stock-Based Compensation

     We account for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Stock options are granted under those plans with an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no stock-based employee compensation expense is reflected in the Unaudited Condensed Consolidated Statements of Income for stock options. For restricted stock unit grants, the fair value on the date of the grant is fixed and is amortized on a straight-line basis over the related period of service for service based grants and over the performance period for performance based grants to the extent we believe the performance based criteria will be achieved. Such amortization expense is included in selling, general and administrative (SG&A).

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

     The following table summarizes our pro forma consolidated results of operations as though the provisions of the fair value-based method of accounting for employee stock-based compensation of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” had been used:

	Three Months Ended
	March 31,
	2005	2004
Net income:
As reported	$35,337	$26,662
Add: stock-based employee compensation expense included in reported net income, net of related tax effect	345	195
Deduct: total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effect	(26,938)	(3,636)

Pro forma net income	$8,744	$23,221

Basic net income per common share:
As reported	$0.48	$0.37

Pro forma	$0.12	$0.32

Diluted net income per common share:
As reported	$0.48	$0.36

Pro forma	$0.12	$0.32

     On March 2, 2005, we accelerated the vesting of out-of-the-money unvested stock options based on a review of our long-term incentive programs in light of current market conditions and the issuance of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). An option was considered out-of-the-money if the exercise price was greater than the March 2, 2005 NASDAQ market closing price of $21.57. As a result of the acceleration, options outstanding at March 2, 2005 to acquire approximately 2,000,000 shares of Andrx common stock, with a weighted-average exercise price of $34.98, became immediately exercisable. We believe that the acceleration of the vesting of these stock options will eliminate the need for recognizing future compensation expense associated with these options. In accordance with APB Opinion No. 25, this acceleration did not result in the recognition of any compensation expense; however under the fair value-based method of accounting of SFAS No. 123, compensation expense would have been recognized, resulting in the significant increase in pro forma compensation expense for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

     The fair value of our options was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended
	March 31,
	2005	2004
Risk-free interest rate	4.2%	3.0%
Average life of options (years)	6.0	6.0
Average volatility	70%	83%
Dividend yield	—	—

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

     The range of fair values per share of our options, as of the respective dates of grant, was $14.14 to $14.62, and $17.45 to $21.60 for stock options granted during the three months ended March 31, 2005 and 2004, respectively.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model, like all option valuation models, requires highly subjective assumptions including expected stock price volatility.

     Recent Accounting Pronouncements

     Inventory Costs

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs”, amending the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing” by clarifying the accounting for certain items. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges, and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, however, earlier application is permitted. SFAS No. 151 will not have a material impact on our condensed consolidated financial statements.

     Share-Based Payment

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires the cost of share-based payment transactions, including share options, restricted share plans, and employee share purchase plans, be recognized in financial statements. The cost of these transactions will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2005, the SEC extended the compliance dates and public companies will now be required to apply the provisions of SFAS No. 123(R) no later than the first fiscal year that begins after June 15, 2005.

     On March 2, 2005, we accelerated the vesting of out-of-the-money unvested stock options, as previously discussed. In accordance with APB Opinion No. 25, this acceleration did not result in the recognition of any compensation expense. There can be no assurance that the acceleration of the vesting of these options will not result in some future compensation expense. We will begin to expense the remaining in-the-money unvested stock options awarded to acquire approximately 1,140,000 shares of Andrx common stock beginning January 2006, in accordance with the SEC’s extension of the compliance dates for SFAS No. 123(R). We estimate the compensation expense to be recognized related to these options, assuming no forfeitures and no additional grants, will be approximately $3,000, of which $2,000, $850, and $150 will be expensed in 2006, 2007, and thereafter, respectively.

     Once the provisions of SFAS No. 123(R) go into effect, our Employee Stock Purchase Plan (ESPP) will also be treated as compensatory. The compensation expense that will be recognized in connection with our ESPP will depend on the number of employees participating in the plan, our stock price at the end of each

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

month, and other factors. Had SFAS No. 123(R) been in effect in for the three months ended March 31, 2005, the compensation expense recognized in connection with our ESPP would have been immaterial to our results of operations.

     Accounting for Income Taxes – the American Jobs Creation Act of 2004

     In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP FAS 109-1 states that the qualified production activities deduction under the American Jobs Creation Act of 2004 be accounted for as a special deduction in accordance with FAS 109, and not as a rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company’s tax return, and not by adjusting deferred taxes in the period of enactment. FSP FAS 109-1 was effective upon issuance. Though we anticipate that our effective income tax rate will be reduced as a result of FSP FAS 109-1 and the American Jobs Creation Act of 2004, we cannot at this time quantify the impact of such rate reduction. Such enactments are awaiting implementation guidance from the U.S. Treasury Department.

     Change in Accounting Estimate

     In June 2004, the FDA approved an NDA for an over-the-counter (OTC) product containing the same active ingredients as our Entex PSE prescription product. According to FDA guidance, once FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA action. It is unclear whether FDA will permit a grace period for the continued sale of Entex PSE or, if granted, how long such grace period will be. As a result, in July 2004, we began amortizing the remaining carrying amount of our Entex product rights over 18 months and the amortization expense related to the Entex product rights increased by $3,056 to $4,526 on an annual basis. This change in accounting estimate decreased our reported net income by $481, and basic and diluted earnings per share by $0.01 per share each, for the three months ended March 31, 2005.

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation. In the Unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2004, we reclassified sales of our generic version of Ventolin® from distributed products revenue to Andrx products revenue in the amount of $3,114 and royalties on our generic version of Cardizem® CD to our former co-chairman and Chief Scientific Officer from SG&A to cost of goods sold in the amount of $887. In the Unaudited Condensed Consolidated Statements of Cash Flows, we reclassified from cash and cash equivalents to investments available-for-sale $82,650 and $42,750 as of March 31, 2004 and December 31, 2003, respectively, as well as $16,337 from change in accounts payable, accrued expenses and other liabilities to change in accrual for tax contingencies for the three months ended March 31, 2004.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

(2) Disposition of the Brand Business

     First Horizon Transaction

     In December 2004, our board of directors approved a plan to divest, or seek other strategic alternatives for our brand pharmaceutical business. On March 28, 2005, we consummated agreements with First Horizon Pharmaceutical Corporation for the sale and licensing of certain rights and assets related to our Fortamet and Altoprev brand pharmaceutical products, and the manufacturing and supply of these products, at which time we received $50,000 related to Fortamet. We are entitled to receive up to $35,000 in proceeds for Altoprev, contingent upon meeting certain supply requirements, as defined. Of such amount, $23,333 was recorded in other current assets in the March 31, 2005 Unaudited Condensed Consolidated Balance Sheet as a result of meeting certain supply requirements, and was received in April 2005. Proceeds we receive for Altoprev are refundable if certain supply requirements, as defined, are not maintained over a specified period. We are also entitled to receive royalties of 8% and 15% of net sales, as defined, from First Horizon’s sales of Fortamet and Altoprev, respectively, until a respective product encounters generic competition. We have retained our obligation to pay a royalty to Sandoz Inc. related to net sales of Fortamet, as defined, until May 2009, which is subject to certain annual minimums ranging from $4,000 to $5,000 and a $10,000 annual maximum. We have deferred recognition of the $73,333 received through April 2005 for the reasons discussed below. The cost-plus manufacturing and supply agreement for Fortamet and Altoprev entered into with First Horizon is for a ten-year term and is subject to a two-year notice of intent by us to terminate beginning five years after the date the agreement was executed. Transaction related costs of approximately $1,778 have been deferred and will be amortized to cost of goods sold over the ten-year term of the manufacturing and supply agreement. Such amount is included in other assets in the March 31, 2005 Unaudited Condensed Consolidated Balance Sheet.

     The transaction with First Horizon constitutes a revenue arrangement with multiple deliverables consisting of the licensing of the rights to the products and the manufacture and supply of the products. We do not have objective and reliable evidence of the fair value of the licensing of the rights to Fortamet and Altoprev. In addition, we are unable to reliably estimate future production requirements under our manufacturing and supply arrangements in order to determine the fair value of the related contract manufacturing services, as we are not able to reliably estimate future prescription levels or the timing of potential generic introductions of each respective product. Also, we estimate that the profit margin in the manufacturing and supply agreement is below a fair market value margin for these types of services. Consequently, the value of the licensing of the rights is interrelated with our continuing performance obligation under the manufacturing and supply agreement. As a result, the anticipated $85,000 up-front fees to be received from First Horizon will be deferred and will be recognized as revenue on a straight-line basis over the ten-year term of the manufacturing and supply agreement. As of March 31, 2005, we had deferred revenue related to Fortamet and Altoprev of $73,333, included in deferred revenue in the March 31, 2005 Unaudited Condensed Consolidated Balance Sheet.

     Since we are required to refund all or a portion of the Altoprev proceeds in the event that we are unable to meet certain supply requirements, as defined, we cannot recognize any deferred revenue related to Altoprev until that contingency begins to abate in August 2005. Beginning August 2005, this contingency will abate ratably over a thirty-month period.

     The Brand Business Segment included $26,316 of goodwill, which we evaluated for impairment subsequent to the First Horizon transaction. The remaining products (our Entex and Anexsia lines) do not require sales force promotion and will be managed by our generic business. As a result, we made the decision to terminate substantially all of our brand business employees in May 2005, which will effectively complete the

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

disposition of the brand business. Consequently, the brand business goodwill was deemed to have no implied fair value. Accordingly, we recorded a non-cash goodwill impairment charge of $26,316, shown separately in the Unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2005.

     During the three months ended March 31, 2005, we recorded charges associated with the disposition of our brand business, including i) personnel related charges for severance, performance incentives and retention of approximately $9,957, reflected in SG&A, and ii) $3,805 of non-cash charges, including the write-off of $1,000 of inventory and $2,258 of sample inventory for Altoprev and Fortamet, included in cost of goods sold and SG&A, respectively. As of March 31, 2005, we had personnel related accruals associated with the disposition of the brand business of $8,062.

     We will continue to incur operating expenses in the second quarter of 2005 as we wind down the brand business. We may potentially incur approximately $2,000 of additional contract termination costs related to leased facilities.

     As of December 31, 2004, we ceased depreciating and amortizing assets held for sale. As part of the First Horizon transaction, we retained $3,889 of Fortamet product rights, net, which we will resume amortizing through April 2007.

     Termination of Cardura XL Agreement

     In November 2003, we entered into a five-year supply and distribution agreement with Pfizer Inc. in the U.S. regarding their NDA for Cardura® XL, a sustained-release formulation of doxazosin mesylate used to treat benign prostatic hyperplasia (BPH). We paid Pfizer $10,000 upon execution of this agreement. This $10,000 amount was included in prepaid and other current assets in the December 31, 2004 Consolidated Balance Sheet. In January 2005, we notified Pfizer that we were exercising our right to terminate this agreement and Pfizer refunded the $10,000 to us in February 2005.

(3) Inventories and Cost of Goods Sold

     Inventories consist of the following:

	March 31, 2005			December 31, 2004
	Commercial	Pre-launch	Total	Commercial	Pre-launch	Total
Raw materials	$20,108	$8,869	$28,977	$17,841	$7,603	$25,444
Work in process	14,338	1,428	15,766	12,274	2,623	14,897
Finished goods	135,969	3,035	139,004	155,444	1,519	156,963

	$170,415	$13,332	$183,747	$185,559	$11,745	$197,304

     Pre-launch inventories as of March 31, 2005 consisted primarily of our generic version of Concerta®, which we currently believe will receive final FDA approval in 2005, and raw materials related to our generic version of Biaxin® XL, which has been approved by FDA and is subject to patent litigation (see Note 12). Pre-launch inventories as of December 31, 2004 consisted primarily of our generic version of Concerta. The remaining shelf lives of our pre-launch inventories generally exceed one year.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

     The following table summarizes charges to cost of goods sold associated with production related write-offs, write-offs of pre-launch inventories, impairment charges, and under-utilization and inefficiencies related to the manufacture of our products and product candidates:

	Three Months Ended
	March 31,
	2005	2004
Production related write-offs	$2,426	$6,233

Write-offs of pre-launch inventories	1,257	1,700

Under-utilization and inefficiencies of manufacturing operations	2,360	1,393

	$6,043	$9,326

     Production related write-offs represent inventory write-offs at our manufacturing facilities. For the three months ended March 31, 2005, write-offs of pre-launch inventories included $1,011 related to our generic version of Concerta. This write-off primarily resulted from the aging of product that may be short-dated by the date we currently anticipate that our product will likely be sold.

(4) Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2005	2004
Tax accruals, excluding payroll taxes	$22,439	$56,397
SRAs	28,032	31,958
Payroll, payroll taxes and related benefits	34,015	22,016
Other	26,159	25,798

	$110,645	$136,169

     See Note 6 for discussion related to our tax accruals.

(5) Licensing and Royalties Revenue

     For the three months ended March 31, 2005, we recorded $4,709 of licensing and royalties revenue primarily resulting from agreements with Kremers Urban Development Company (KUDCo), Ranbaxy Pharmaceuticals Inc., and Mallinckrodt, Inc. related to generic versions of Prilosec®, Monopril-HCT®, and Anexsia, respectively. For the three months ended March 31, 2004, licensing and royalties revenue of $20,135 primarily resulted from our agreement with Teva Pharmaceuticals Curacao N.V. and Impax Laboratories, Inc. related to a generic version of Wellbutrin SR® 150mg, which expired in September 2004. Our agreement with KUDCo expires in February 2006. We will cease earning revenues from Ranbaxy in June 2005.

(6) Income Taxes

     For the three months ended March 31, 2005 and 2004, we recorded a (benefit) provision for income taxes of ($57,344) and $16,337, respectively. For the three months ended March 31, 2005, we recorded an income tax benefit in excess of the expected annual effective federal statutory rate of 35% primarily due to the reversal of accrued tax contingencies and the benefit from the recognition of a net operating loss carryforward as a result of the Internal Revenue Service (IRS) completing its audit of our 2003 income tax return and, to a lesser extent, the effect of state income taxes. For the three months ended March 31, 2004, we provided for income taxes in

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes.

     Our 2003 income tax return reflected a significant tax loss as the result of certain ordinary business developments. We believed the loss was appropriate and deductible. Nevertheless, due to the complexity of the tax rules and likelihood of a review and subsequent challenge by the taxing authorities, we recorded an accrual to fully offset the resulting 2003 and 2004 income tax benefits. As of December 31, 2004, we had accrued $31,321 related to this tax contingency that was included in accrued expenses and other liabilities in our Consolidated Balance Sheet. The IRS began its audit of the 2003 income tax return shortly after the return was filed in September 2004. During March 2005, the IRS agreed the 2003 loss was deductible, but not the amount of such loss. In April 2005, the IRS disallowed a portion of the 2003 loss in the amount of $40,522, and completed their examination of our 2003 income tax return. Due to the resolution of the 2003 loss with the IRS and the completion of the 2003 examination, we recognized a one-time tax benefit of approximately $48,971 as a result of the reversal of previously accrued income tax contingencies of $32,335 and recognition of an additional $16,636 net operating loss carryforward, tax effected. Excluding the impact due to the completion of the 2003 examination, our effective tax rate for the three months ended March 31, 2005 would have been 38%.

     The IRS is in the process of concluding their audits for the years 1999 through 2002. During those years, despite our belief that our tax return positions are correct, we established accruals for tax contingencies that may become payable in the event our positions are not upheld. As of March 31, 2005, we had remaining accrued tax contingencies of $21,051 included in accrued expenses and other liabilities in the Unaudited Condensed Consolidated Balance Sheet.

     Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.

(7) Earnings Per Share

     Earnings per share is calculated in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of basic and diluted earnings per share. For the three months ended March 31, 2005 and 2004, the shares used in computing basic net income per share are based on the weighted average shares of common stock outstanding, including the vested portion of restricted stock units. Diluted per share calculations included weighted average shares of common stock outstanding, including the vested portion of restricted stock units, plus dilutive common stock equivalents, computed using the treasury stock method. Our common stock equivalents consist of stock options and the unvested portion of restricted stock units.

A reconciliation of the denominators of basic and diluted earnings per share of common stock is as follows:

	Three Months Ended
	March 31,
	2005	2004
Basic weighted average shares of common stock outstanding	73,013,000	72,547,000
Effect of dilutive items:
Stock options and unvested restricted stock units, net	577,000	1,058,000

Diluted weighted average shares of common stock outstanding	73,590,000	73,605,000

Anti-dilutive weighted average common stock equivalents	4,503,000	2,853,000

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

(8) Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive income and its components in financial statements. The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
	2005	2004
Net income	$35,337	$26,662

Investments available-for-sale:
Unrealized (loss) gain, net	(697)	21
Income tax benefit (provision)	258	(8)

	(439)	13

Comprehensive income	$34,898	$26,675

(9) Issuance of Restricted Stock Units

     On March 17, 2005, we granted a total of 75,000 restricted stock units (RSUs) to non-employee directors. Each RSU represents the right to acquire one share of Andrx common stock. Based on the March 17, 2005 closing price of Andrx common stock, the total compensation expense is $1,703. The compensation expense will be recognized from 2005 through 2010 on a straight-line basis in accordance with the underlying vesting provisions.

     On April 14, 2005, we granted 463,000 RSUs, of which 372,000 vest ratably over seven years (service based RSUs) and 91,000 vest two years after the date of grant if we meet certain defined performance criteria or on the fourth anniversary of grant if the performance criteria are not met (performance based RSUs). The total related compensation expense is based on the NASDAQ closing market price of Andrx common stock on April 14, 2005 of $21.54. The total compensation expense related to the service based RSUs is $8,018 and will be recognized on a straight-line basis over seven years. The compensation expense for the performance based RSUs of $1,955 will be recognized in 2005 and 2006 to the extent we believe the performance criteria will be achieved. In the event that it is determined that it is more likely than not that the performance criteria will not be achieved, any remaining unamortized compensation expense will be recognized on a straight-line basis over the remaining vesting period.

(10) 401(k) and Profit Sharing Plan

     Effective January 1, 2005, we match employee contributions to the 401(k) Plan on a dollar-for-dollar basis, up to 6% of an employee’s eligible salary and bonus. Prior to this change, we matched 50% of the first 5% of an employee’s contribution, subject to certain limitations. If we achieve specific financial goals that will be established annually, a portion of the company’s profits will be funded into the 401(k) Plan for the benefit of substantially all full-time Andrx employees as of the end of the year that have worked more than 501 hours during the year.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

(11) Segments

     See our Annual Report on Form 10-K for the year ended December 31, 2004, for a discussion of our business segments. The following table presents financial information by business segment:

	As of or for the Three Months Ended March 31, 2005
	Distributed	Generic	Brand	Corporate
	Products	Products	Products	& Other	Consolidated
Revenues	$179,769	$78,354	$19,580	$—	$277,703
Income (loss) from operations	13,040	16,437	(40,355)	(13,073)	(23,951)
Equity in earnings of joint ventures	—	1,024	—	—	1,024
Interest income	—	—	—	1,606	1,606
Interest expense	—	—	15	671	686
Depreciation and amortization	627	4,751	1,376	1,688	8,442
Purchases of property, plant and equipment, net	222	7,966	—	683	8,871
Total assets	177,508	391,401	30,876	468,653	1,068,438

	As of or for the Three Months Ended March 31, 2004
	Distributed	Generic	Brand	Corporate
	Products	Products	Products	& Other	Consolidated
Revenues	$173,495	$102,707	$15,973	$—	$292,175
Income (loss) from operations	13,222	47,707	(7,269)	(12,302)	41,358
Equity in earnings of joint ventures	—	1,502	—	—	1,502
Interest income		—	—	744	744
Interest expense	—	—	22	583	605
Depreciation and amortization	769	5,128	858	1,127	7,882
Purchases of property, plant and equipment, net	285	10,856	147	2,975	14,263
Total assets	224,064	429,205	59,368	317,321	1,029,958

     For the three months ended March 31, 2004, we reclassified sales of $3,114 and cost of sales of $1,334 related to our generic version of Ventolin from the Distributed Products Segment to the Generic Products Segment. Also, for the three months ended March 31, 2004, we reclassified certain other costs of $2,470 from the Corporate and Other Segment to the other segments, primarily the Generic Products Segment.

     Generic Products Segment revenues by group of similar products are presented as follows:

	Three Months Ended
	March 31,
	2005	2004
Controlled-release	$58,977	$65,438
Immediate-release and niche	15,841	17,618

Total generic product sales, net	74,818	83,056
Licensing and royalties	3,536	19,651

Total Generic Product Segment revenues	$78,354	$102,707

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

(12) Litigation, Contingencies and Commitments

     Ongoing Patent Infringement Litigation

     Following submission of a Paragraph IV certification that our ANDA product candidate does not infringe the valid patent rights of the referenced brand product, we would anticipate that patent infringement litigation will be commenced against us. Generally, unless we commence selling such ANDA product before the related litigation has been concluded, we would not incur any substantial damages in connection with this type of litigation. See our Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion of such matters.

     Naproxen Sodium (Naprelan)

     In March 2002, the U.S. District Court for the Southern District of Florida issued an order that Elan Corporation Plc’s patent was invalid, and in September 2002, we commenced selling naproxen sodium, our generic version of Naprelan®. In March 2003, the District Court issued an order denying, among other things, (i) Elan’s motion for reconsideration of the March 2002 order invalidating its patent, and (ii) our motion asking the District Court for a ruling on our non-infringement defenses. Both parties appealed that March 2003 decision. On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the Elan patent was invalid, and remanded the case back to the District Court for a determination as to whether our product infringes the Elan patent. On August 31, 2004, the District Court entered an order indicating that it will delay issuing findings of fact and conclusions in this matter until the Federal Circuit Court of Appeals has issued its decision (in a non-related case) on how a court should address issues of claim construction. However, in January 2005, Elan both sought a status conference with the District Court to amend that order and filed a new complaint in the U.S. District Court for the Southern District of Florida seeking willful damages as a result of our sale of our generic version of Naprelan. In February 2005, we filed our answer to Elan’s January 2005 complaint and filed a counterclaim for declaratory relief for unenforceability due to inequitable conduct and for non-infringement and invalidity of the applicable patent. In April 2005, the court dismissed Elan’s January 2005 complaint, but we believe that Elan will likely re-file its complaint. We are not in a position to determine the ultimate outcome of this matter. However, since we have sold and are continuing to sell our generic version of Naprelan, an adverse determination could have a material adverse effect on our business and our consolidated financial statements.

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
March 31, 2005
(in thousands, except for share and per share amounts)

decision to build inventory prior to the District Court’s determination, if Astra were to prevail in these claims, it could have a material adverse effect on our business and consolidated financial statements.

     Clarithromycin ER (Biaxin XL)

     In October 2002, we submitted an ANDA seeking FDA approval to market Clarithromycin extended-release tablets 500mg, our generic version of Abbott Laboratories’ Biaxin XL 500mg product. On March 14, 2005, Abbott filed a complaint against Andrx Corporation in the United States District Court for the Northern District of Illinois for alleged patent infringement. On March 25, 2005, Abbott amended its complaint and dropped Andrx Corporation as a defendant and instead sued Andrx Pharmaceuticals, Inc. In its complaint, Abbott seeks to enjoin Andrx or any of its entities from commercially manufacturing, using, offering to sell or selling generic versions of Biaxin XL. Additionally, Abbott seeks declaratory judgment of infringement against Andrx for three patents related to Abbott’s product. In April 2005, Abbott filed a second amended complaint adding an additional newly issued patent to its complaint. On March 30, 2005, we filed for a declaratory judgment in the United States District Court for the Southern District of Florida against Abbott Laboratories and Taisho Pharmaceuticals (the owner of one of the patents at issue with Abbott) for non-infringement and invalidity of six patents related to Abbott’s Biaxin product. We are at this time unable to determine the ultimate outcome of these matters.

     Ongoing Other Litigation

     Drug Pricing Litigation

     On August 3, 2004, the City of New York filed an action in the U. S. District Court for the Southern District of New York against numerous pharmaceutical companies, including us, claiming they overcharged Medicaid for prescription medications. Since then, at least 25 New York counties have individually filed complaints reiterating the same type of allegations against us. These complaints generally allege overpayments of varying amounts with respect to our generic products, particularly our generic versions of Glucophage® and Cardizem CD. These cases have been or will likely be consolidated in the U.S. District Court for the District of Massachusetts, except for the Erie County action, which was filed in New York State Court. In addition, the state of Alabama through its Attorney General, has filed a similar lawsuit against numerous pharmaceutical companies, including Andrx, in the Circuit Court of Montgomery County, Alabama. There are reportedly numerous other lawsuits and investigations pending throughout the country against pharmaceutical companies related to these issues, which may result in additional claims against us. Though we are at this time unable to determine the ultimate outcome of these matters, an adverse determination could have a material adverse effect on our business and our consolidated financial statements.

     Cardizem CD Antitrust Litigation

     Beginning in August 1998, several putative class action lawsuits were filed against Aventis (formerly Hoechst Marion Roussel, Inc.) and us arising from a 1997 stipulation entered into between Aventis and us in connection with a patent infringement suit brought by Aventis with regard to its product, Cardizem CD. The actions pending in federal court have been consolidated for multi-district litigation purposes in the U.S. District Court for the Eastern District of Michigan, with one of the cases filed by a group of direct purchasers having since been remanded back to the U.S. District Court for the Southern District of Florida. The complaint in each action alleges that Aventis and us, by way of the 1997 stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly have given Aventis and us a near monopoly in the U.S. market for Cardizem CD and a generic version of that pharmaceutical product. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 2000, the U.S. District Court for the Eastern District of Michigan granted summary judgment to plaintiffs finding that the 1997 stipulation was a per se violation of antitrust laws. On June 13, 2003, the U.S. Court of Appeals for the Sixth Circuit affirmed the district court’s decision, and on October 12, 2004, the U.S. Supreme Court declined to review this case.

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

     On November 26, 2002, the U.S. District Court for the Eastern District of Michigan approved a settlement between the direct purchasers and Aventis and us. In October 2003, the U.S. District Court for the Eastern District of Michigan approved a settlement between the indirect purchasers and Aventis and us. In November 2004, the U.S. Court of Appeals for the Sixth Circuit denied an appeal of the District Court’s approval of that settlement. The plaintiffs have filed a writ of certiorari for the United States Supreme Court to review this matter.

     The parties have settled all of the cases related to this matter and, with the exception of the foregoing writ of certiorari, such cases have either been dismissed or are in the process of being dismissed.

     Wellbutrin SR Related Securities Claims

     Seven complaints were filed against us and certain of our current and former officers and directors for alleged material misrepresentations regarding the expiration dating for our generic versions of Wellbutrin SR/Zyban® and that we knew that our products would not receive timely FDA approval. All of these cases were consolidated and on October 20, 2003, the plaintiffs filed a consolidated amended class action complaint in the U.S. District Court for the Southern District of Florida against us and Richard J. Lane, our former Chief Executive Officer, alleging a class period from March 1, 2002 through March 4, 2003. After the District Court granted our motion to dismiss this complaint, on March 5, 2004, the plaintiffs further amended their complaint to assert that we knew, when we filed our ANDAs, that the products would not be approved by the FDA because of their expiration dating. This matter was settled in March 2005 for $2,500, subject to court approval. The proposed settlement does not require a material payment by us, as the settlement proceeds will mainly be paid by our insurance carrier.

     Other Pending Matters

     We are also involved in various other disputes, governmental and/or regulatory inspections, inquiries, investigations and proceedings that are deemed immaterial by us, and litigation may arise from time to time in the ordinary course of business. The process of resolving such matters through litigation or other means is inherently uncertain, and it is possible that the resolution of these matters could have a material adverse effect on our business and consolidated financial statements.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

     Contingencies

     We are subject to regular inspections by FDA, one of which is presently taking place. Any non-compliance with current Good Manufacturing Practices (cGMP), or the corrective action plan we proposed to FDA in response to the Form 483 notices previously issued by FDA, could have a material adverse effect on our financial condition and results of operations.

     In June 2004, the FDA approved an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product. According to FDA guidance, once FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA action. It is unclear whether FDA will permit a grace period for the continued sale of Entex PSE or, if granted, how long such grace period will be. We will continue to periodically assess the unamortized portion of our Entex product rights and inventories ($3,394 and $173, respectively, as of March 31, 2005) and the useful life of our Entex product rights whenever events or changes in circumstances indicate that the carrying amount of our Entex product rights may not be recoverable.

     Pursuant to our agreement with Genpharm Inc., we began marketing all four strengths of Genpharm’s generic version of Paxil® (paroxetine hydrochloride) in the United States, in exchange for a royalty based on the net profits, as defined, in May 2004. Andrx and Genpharm agreed to equally share the attorneys’ fees associated with the pending patent infringement litigation with Glaxo SmithKline involving Genpharm’s product. That litigation has been “stayed” and will be dismissed by Glaxo in the event Glaxo does not prevail in its appeal of an adverse determination in a related patent litigation matter. Andrx and Genpharm agreed to share any patent infringement damages that may ultimately be awarded commensurate with their respective share of profits, except that we have agreed to be responsible for any damages awarded to Glaxo in the pending patent litigation that exceeds the aggregate royalty amount Genpharm received from us. Other sharing arrangements apply to other types of claims that may be asserted.

     In connection with the disposition of our brand business, we may potentially incur approximately $2,000 of additional contract termination costs related to leased facilities.

     In connection with our agreements with First Horizon for the sale and licensing of certain rights and assets related to Altoprev, we are entitled to receive up to $35,000 in proceeds for Altoprev, contingent upon meeting certain supply requirements, as defined. Of such amount, $23,333 was recorded in other current assets in the March 31, 2005 Unaudited Condensed Consolidated Balance Sheet, and was received in April 2005. The $35,000 for Altoprev is refundable if certain supply requirements, as defined, are not maintained over a specified period. This contingency will begin to abate ratably over a 30-month period beginning on August 1, 2005.

     Tax Matters

     The IRS is in the process of finalizing their audits for the years 1999 through 2002. Despite our belief that our tax return positions are correct, it is our policy to establish accruals for tax contingencies that may result from examinations by tax authorities. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions. See Note 6 for a discussion of our tax accruals.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(in thousands, except for share and per share amounts)

(13) Subsequent Event

     On May 2, 2005, we entered into an agreement to obtain certain exclusive marketing rights for both strengths of Amphastar Pharmaceuticals, Inc.’s proposed generic version for Aventis Pharmaceuticals, Inc.’s Lovenox® (enoxaparin sodium) injectable product. Amphastar submitted its ANDA for generic Lovenox to the FDA in March 2003. Amphastar’s product is the subject of a patent infringement lawsuit filed by Aventis, and the 30-month stay imposed by law, which runs through February 2006.

     Our marketing rights generally extend to the U.S. retail pharmacy market. To obtain such rights, we paid $4,500 upon execution of the agreement and will make an additional $5,500 payment to Amphastar once certain milestones relating to the product are achieved, including obtaining FDA marketing approval and a favorable resolution of the pending patent litigation. In exchange, we will receive up to 50% of the net profits, as defined, generated from sales of Amphastar’s product in the retail pharmacy market. Under certain specified conditions, we have the right to receive a refund of the amounts we paid to Amphastar.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Our Business

     We are a pharmaceutical company that:

•	develops, manufactures and commercializes generic versions of controlled-release, niche and immediate-release pharmaceutical products, including oral contraceptives;

•	distributes pharmaceuticals, primarily generics, which have been commercialized by others, as well as our own, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices; and

•	develops and manufactures pharmaceutical products for other pharmaceutical companies, including combination products and controlled-release formulations utilizing our patented technologies and formulation capabilities.

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

     We have commercialized brand pharmaceuticals that, in some instances, use our proprietary controlled-release drug delivery technologies. As discussed below, we sold and licensed certain rights and assets related to Fortamet® and Altoprev®, our primary brand products, to First Horizon Pharmaceutical Corporation on March 28, 2005. We have agreed to continue to manufacture these products for First Horizon.

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

     Our operating results have been and continue to be highly dependent on a limited number of products, particularly the revenues from our generic versions of Cardizem® CD and, to a lesser extent, Tiazac®, Glucotrol XL® (currently supplied by Pfizer), and Claritin® products (marketed by L. Perrigo Company as “store-brand” over-the-counter (OTC) products), as well as the results of our distribution business, which are generally reflective of the growth of the generic industry as a whole, and production related write-offs, under-utilization and inefficiencies at our manufacturing facilities.

     Our future operating results will be less dependent on Altoprev and Fortamet and the related sales and marketing expenses (due to the sale and licensing of those products to First Horizon), and less dependent on licensing revenues (due to the expiration of our agreements relating to generic versions of Wellbutrin SR® 150mg and Zyban®).

     Future operating results will also continue to depend on the timing and extent of additional competition our existing generic products will encounter, the timing of our launch of our future generic products, particularly our generic versions of Concerta®, Biaxin® XL, Toprol-XL® and additional oral contraceptives, and the extent of competition that those products will face. The timing and value of generic product introductions depends on a number of factors, including successful scale-up, receiving Food and Drug Administration (FDA) marketing approval, satisfactory resolution of patent litigation and Citizen Petitions, our manufacturing capabilities and capacities, our maintaining compliance with current Good Manufacturing Practices (cGMP) and other FDA guidelines, competition, the expiration of others’ patent and exclusivity rights, and various other factors described in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our other U.S. Securities and Exchange Commission (SEC) filings.

     Forward Looking Statements

     Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by or on behalf of Andrx that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “to,” “plan,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, our dependence on a relatively small number of products; licensing revenues; the timing and outcome of patent, antitrust and other litigation and future product launches; whether we will be awarded any marketing exclusivity period and, if so, the precise dates thereof; government regulation generally; competition; manufacturing capacities, safety issues, output and quality processes; our ability to develop and successfully commercialize new products; the loss of revenues from existing products; development and marketing expenses that may not result in commercially successful products; our inability to obtain, or the high cost of obtaining, licenses for third party technologies; our ability to meet the supply and manufacturing requirements of the First Horizon agreement; the consolidation or loss of customers; our relationship with our suppliers; the success of our joint ventures; difficulties in integrating, and potentially significant charges associated with, acquisitions of technologies, products and businesses; our inability to obtain sufficient supplies and/or active pharmaceuticals from key suppliers; the impact of sales returns and allowances; product liability claims; rising costs and limited availability of product liability and other insurance; recent management changes and the potential loss of senior management and other key personnel; failure to comply with environmental laws; and the absence of certainty regarding the receipt of required regulatory approvals, the timing or terms of such approvals, and our ability to commercialize all of our pre-launch inventory. Actual results may differ materially from those projected in a forward-looking statement. We are also subject to other risks detailed herein or detailed from time to time in our Annual Report on form 10-K for the year ended December 31, 2004 or in our other SEC filings. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in our Annual Report on form 10-K for the year ended December 31, 2004 and in our other SEC filings.

     Readers are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of these interim financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates we have made include, but are not limited to, those related to revenue recognition, sales returns and allowances (SRAs), allowance for doubtful accounts receivable, inventories and cost of goods sold, determining the useful life or impairment of goodwill and other long-lived assets, income taxes, and self- insurance program accruals. The net revenues we report related to collaborative agreements for the sale of certain products sold by other parties are subject to numerous estimates by these other parties, such as returns and other SRAs and certain related expenses. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, our historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.

     Since December 31, 2004, none of the critical accounting policies, or our application thereof, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2004, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three months ended March 31, 2005.

     Revenue Recognition, including Sales Returns and Allowances (SRAs)

     Andrx distributed product revenues are derived from the sale of pharmaceutical products purchased from third parties, including generic products sold on behalf of our unconsolidated joint ventures. Andrx product revenues include our generic and brand product revenues. Andrx generic product revenues are derived from the sale of generic products either manufactured by us pursuant to our Abbreviated New Drug Applications (ANDAs) or sold with our New Drug Code (NDC), excluding generic products sold on behalf of our unconsolidated joint ventures. Andrx brand product revenues are revenues derived from the sale of branded products either manufactured by us pursuant to our New Drug Application (NDA) or sold with our NDC through March 31, 2005.

     Andrx distributed product revenues and the related cost of goods sold are recognized at the time the product is accepted by our customers.

     Andrx product revenues and the related cost of goods sold are recognized after products are accepted by our customers and are based on our estimate of when such products will be pulled through the distribution channel. We do not recognize revenue and the related cost of goods sold where we believe the customer has more than a reasonable level of inventory, taking into account, among other things, historical prescription data provided by external independent sources, projected prescription data, historical purchases and demand, incentives granted to customers, customers’ right of return, competing product introductions and our product inventory levels in the distribution channel, all of which we periodically evaluate. As a result, $1.0 million and $1.3 million of deferred revenue related to our brand business was included in the March 31, 2005 (unaudited) and December 31, 2004 Condensed Consolidated Balance Sheets, respectively.

     Allowances against sales for estimated discounts, rebates, returns, chargebacks, shelf stock adjustments and other SRAs are established by us concurrently with the recognition of revenue. Accruals for these SRAs are presented in the Condensed Consolidated Balance Sheets as reductions to accounts receivable, net or within accrued expenses and other liabilities.

     Our most significant SRAs vary depending upon the business segment. In our distribution business, our most significant SRAs are for estimated returns, discounts and rebates. SRAs for estimated discounts and rebates have historically been predictable and less subjective. In our generic business, our most significant SRAs are for estimated discounts, customer and Medicaid rebates, returns, chargebacks and shelf stock adjustments. Of these estimates, the estimates for returns, chargebacks and shelf stock adjustments are more subjective and, consequently, may be more variable. In our brand business, that we are in the process of disposing of, our most significant SRAs are for estimated discounts, returns, Medicaid rebates and managed care rebates. Of these estimates, the estimates for returns are more subjective and, therefore, may be more variable.

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

     Accruals for estimated rebates and discounts are estimated based on historical payment experience, historical relationships to revenues and contractual arrangements. We believe that such accruals are readily determinable due to the limited number of assumptions involved and the consistency of historical experience. As discussed below, accruals for estimated chargebacks, returns and shelf stock adjustments involve more subjective judgments and are more complex in nature.

     Returns - Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period both prior and subsequent to the product’s expiration date. Our estimate of the provision for returns is based upon our historical experience with actual returns and estimated levels of inventory in the distribution channel. We periodically monitor the factors that influence our provision for returns and make adjustments to the provision when we believe that actual product returns may differ from our established reserves. These adjustments may occur over a prolonged period of time.

     In our distribution business, our return allowances as a percentage of gross sales were 0.7% and 1.0% for the three months ended March 31, 2005 and 2004, respectively. If our 2005 distribution return allowances as a percentage of gross revenues were to differ by 10% from our estimates, our distribution business return allowances for the three months ended March 31, 2005 would change by $146,000. In our generic product business, our return allowances as a percentage of gross sales were 0.3% and 1.8% for the three months ended March 31, 2005 and 2004, respectively. If our 2005 generic return allowances as a percentage of gross revenues were to differ by 10% from our estimates, our generic business return allowances for the three months ended March 31, 2005 would change by $335,000. In our brand product business, our return allowances, excluding market withdrawals and recalls, as a percentage of gross sales were 2.4% and 4.4% for the three months ended March 31, 2005 and 2004, respectively. If our 2005 brand return allowances as a percentage of gross revenues were to differ by 10% from our estimates, our brand business return allowances for the three months ended March 31, 2005 would change by $404,000.

     Chargebacks – We enter into agreements with certain pharmacy chains and other customers to establish contract pricing for certain of our products, which these entities purchase from the wholesaler of their choice. Alternatively, we enter into agreements with certain wholesalers to establish contract pricing for certain products that the wholesaler will agree to place in their preferential pricing programs. Under either form of agreement, we will provide our wholesalers with a credit, known as a chargeback, for an amount equal to the difference between our agreed upon contract price and the price we previously invoiced to the wholesaler. The provision for chargebacks is based on our estimate of wholesaler inventory levels, and the expected sell-through of our products by the wholesalers at the contract price, based on historical chargeback experience and other factors. Our estimates of inventory levels at the wholesalers are subject to inherent limitations, as they rely on third party data, and their data may itself rely on estimates, and be subject to other limitations. We periodically monitor the factors that influence our provision for chargebacks, and make adjustments when we believe that actual chargebacks may differ from established allowances. These adjustments occur in a relatively short period of time.

     As of March 31, 2005, our chargeback accrual as a percentage of our estimate of generic product inventory levels at wholesalers was 24%, based on historical experience, our estimate of wholesaler inventory levels and the expected sell-through of our generic products by the wholesalers at the contract price. In 2004, the accrual as a percentage of our estimate of generic product inventory levels at wholesalers ranged from 16% to 23%. If actual chargeback rates as a percentage of the inventory levels at wholesalers or our estimate of wholesaler inventory levels were to differ by 10% from the rates or levels used in our provision estimate, the impact on our chargeback accrual as of March 31, 2005 would be $393,000.

     Shelf Stock Adjustments - Shelf stock adjustments are inventory credits we issue to our customers to reflect decreases in the selling prices of our generic products. These adjustments are based upon the amount of product that our customers have remaining in their inventories at the time we decide to reduce the selling price of our product, generally as a result of market conditions, and not pursuant to contractual arrangements with customers. These inventory credits allow customers with existing inventories to compete with those buying product at the current market price, and allows us to maintain shelf space, market share and customer loyalty. Amounts recorded for estimated shelf stock adjustments are based on estimated launch dates of competing products, estimated declines in market price and estimates of inventory held by the customer. These estimates are subject to inherent limitations, as they rely on third party data and our judgment of the likelihood of future events and the likely impact of those events. We periodically monitor these and other factors that influence our provision for shelf stock adjustments and make adjustments when we believe that actual shelf stock adjustments may differ from established allowances.

     As of March 31, 2005, our generic business shelf stock adjustment accrual was based on estimated declines in market price by product ranging from 2% to 35% and estimated levels of inventory at customers by product ranging from approximately one month to two and one half months on average. If actual declines in market price were to differ by 5% on average from our estimates, the impact on our generic business shelf stock adjustment accrual as of December 31, 2004 would be $2.0 million. If actual levels of inventory at customers were to differ by 10% from our estimates, the impact on our generic business shelf stock adjustment accrual as of March 31, 2005 would be $555,000.

     Our brand business had a limited number of large customers. During the three months ended March 31, 2005 and 2004, approximately 70% and 61%, respectively, of our brand product shipments were made to three customers.

     When other parties market our products or when we are entitled to revenues from the sale of their products, we recognize revenue based on information supplied by the other parties related to shipment to, and their customers’ acceptance of, the products, less estimates for SRAs. We receive periodic reports from other parties that support the revenues we recognize, and amounts recognized are then compared to the cash subsequently remitted to us. Such revenues are subject to several estimates, similar to those we experience with the sales of our products. We periodically monitor the factors that influence these SRAs and conduct inquiries of the other parties regarding these estimates. Such estimates are revised as changes become known and may be significant.

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

     When we enter into revenue arrangements with multiple deliverables, we evaluate and determine whether the deliverables are separate units of accounting and we divide the deliverables into separate units of accounting, if appropriate. If the arrangement consideration allocable to a delivered item does not have standalone value to the customer, the item does not qualify as a separate unit of accounting and the consideration received for that deliverable is combined with the amount allocable to the other undelivered item(s). If the deliverables are separate units of accounting and there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units based on their relative fair values. If there is no reliable and objective evidence of fair value for a delivered item, but there is objective and reliable evidence of fair value for the undelivered item(s), the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements

     Pre-Launch Inventories

     From time to time we have made, are in the process of making or may make commercial quantities of our product candidates prior to the date that we anticipate that such products will receive FDA final marketing approval and/or satisfactory resolution of patent infringement litigation, if any, involving them (i.e. pre-launch inventories). Each of our ANDA submissions to the FDA is made with the expectation that (i) the FDA will approve the marketing of the product therein described, (ii) we will validate our process for manufacturing that ANDA product within the specifications that have been or will be approved by the FDA for such product, (iii) we will prevail in any patent infringement litigation involving our ANDA product, and (iv) a future economic benefit will be derived from the commercialization of our ANDA product. All of these expectations are reconfirmed in connection with our determination to build pre-launch quantities of that product, and to capitalize such cost as inventory.

     There are typically few risks and uncertainties concerning market acceptance of our approved generic products because the brand product has an established demand, and our lower priced product may be substituted for that referenced brand product. Therefore, we may seek to have launch quantities of our product available for shipment on the day we obtain the ability to prudently market our product (i.e., without undue patent infringement or other risks). This requires us to, among other things, begin to validate our manufacturing processes in accordance with FDA regulations well before the date we anticipate our product will be approved, and may entail a “scale-up” process. The scale-up process allows us to modify the equipment and processes employed in the manufacture of our product to increase manufacturing lot sizes.

     Scale-up activities are expensed, including the raw material used in such activities. Direct and indirect manufacturing costs incurred during the manufacture of validation lots (which are permitted to be sold) as well as the manufacture of additional product to meet estimated launch demand are capitalized. In evaluating whether it is probable that we will derive future economic benefits from our pre-launch inventories and whether the pre-launch inventories are stated at the lower of cost or market, we take into consideration, among other things, the remaining shelf life of that inventory, current and expected market conditions, the amount of inventory on hand, the substance of communications with the FDA during the regulatory approval process and the views of patent and/or litigation counsel. We also consider potential alternative uses for our pre-launch inventories that are in the form of raw material, such as returning those materials to the vendor, and/or reselling them to other companies. As appropriate, provisions through cost of goods sold are made to reduce pre-launch inventories to net realizable value. Production of pre-launch inventories involves the risk that FDA may not approve such product(s) for marketing on a timely basis, if ever, that such approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventories, and/or that the results of related litigation may not be satisfactory. If this risk were to materialize or the launch of such product were significantly postponed, additional allowances may be required. Such additional allowances could be material. Generally, pre-launch inventories related to publicly disclosed product candidates are separately identified except in circumstances that we believe would place us at a competitive disadvantage to do so.

     As of March 31, 2005 and December 31, 2004, we had pre-launch inventories pending final FDA approval and/or satisfactory resolution of litigation broken down as follows:

	March 31,	December 31,
	2005	2004
	($ in thousands)
Raw materials	$8,869	$7,603
Work in process	1,428	2,623
Finished goods	3,035	1,519

	$13,332	$11,745

     Pre-launch inventories as of March 31, 2005 consisted primarily of our generic version of Concerta, which we currently believe will receive final FDA approval in 2005, and raw materials related to our generic version of Biaxin XL, which has been approved by FDA and is subject to patent litigation (see Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements). Pre-launch inventories as of December 31, 2004 consisted primarily of our generic version of Concerta. The remaining shelf lives of our pre-launch inventories generally exceed one year.

     Impairment of Goodwill

     Under the purchase method of accounting for acquisitions, goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is subject to an assessment for impairment in value by applying a fair-value based test on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

     Income Taxes

     Our future effective tax rate is based on estimates of expected results of operations, enacted statutory tax rates and tax planning strategies. Significant judgment is required in determining our effective tax rate and the ultimate resolution of our tax return positions. Despite our belief that our tax return positions are correct, our policy is to establish accruals for tax contingencies that may result from examinations by tax authorities. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.

ANDRX CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Revenues and Gross Profit

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(In thousands)
Distributed Products
Gross revenues	$186,945	$180,752
SRAs	7,220	7,257
SRAs as a % of gross revenues	3.9%	4.0%
Net revenues	179,725	173,495
Gross profit	33,047	31,911
Gross margin	18.4%	18.4%
Andrx Products – Generic
Gross revenues	$101,146	$117,612
SRAs	26,328	34,556
SRAs as a % of gross revenues	26.0%	29.4%
Net revenues	74,818	83,056
Gross profit	27,734	39,056
Gross margin	37.1%	47.0%
Andrx Products – Brand
Gross revenues	$21,992	$19,547
SRAs	4,396	4,103
SRAs as a % of gross revenues	20.0%	21.0%
Net revenues	17,596	15,444
Gross profit	10,663	10,777
Gross margin	60.6%	69.8%
Andrx Products-Total
Gross revenues	$123,138	$137,159
SRAs	30,724	38,659
SRAs as a % of gross revenues	25.0%	28.2%
Net revenues	92,414	98,500
Gross profit	38,397	49,833
Gross margin	41.5%	50.6%
TOTAL PRODUCT REVENUES
Gross revenues	$310,083	$317,911
SRAs	37,944	45,916
SRAs as a % of gross revenues	12.2%	14.4%
Net revenues	272,139	271,995
Gross profit	71,444	81,744
Gross margin	26.3%	30.1%
LICENSING AND ROYALTIES
Net revenues	$4,709	$20,135
Gross margin	100.0%	100.0%
OTHER
Net revenues	$855	$45
Gross profit	396	45
Gross margin	46.3%	100.0%
TOTALS
Net revenues	$277,703	$292,175
Gross profit	76,549	101,924
Gross margin	27.6%	34.9%

Three Months Ended March 31, 2005 (2005 Quarter) Compared to Three Months Ended March 31, 2004 (2004 Quarter)

     For the 2005 Quarter, we generated net income of $35.3 million, compared to $26.7 million for the 2004 Quarter.

Revenues and Gross Profit

     Distributed Products

     Revenues from distributed products increased by 3.6% to $179.7 million for the 2005 Quarter, compared to $173.5 million for the 2004 Quarter. The increase generally reflects our participation in the distribution of new generic product introductions, primarily due to the launch of generic versions of Neurontin® and Duragesic®, as well as increased sales of flu products, partially offset by the overall price declines common to generic products. In the 2005 Quarter, revenues from distributed products generated $33.0 million of gross profit compared to $31.9 million of gross profit for the 2004 Quarter. The gross margin for both periods was 18.4%.

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

     Andrx Products

     Generic Products

     For the 2005 Quarter, revenues from our generic products decreased by 9.9% to $74.8 million, compared to $83.1 million in the 2004 Quarter. Our generic product sales include sales of controlled-release products and immediate-release and niche generic products.

     Revenues from our generic controlled-release products were $59.0 million for the 2005 Quarter, compared to $65.4 million in the 2004 Quarter, a decrease of $6.4 million, or 9.9%. The decrease in revenues was primarily due to a decrease in revenues from existing controlled-release products of $7.0 million. The decrease in revenues from existing controlled-release products primarily resulted from $5.6 million in decreased revenues from our generic version of Glucotrol XL, supplied by Pfizer, ($2.7 million in price decreases and $2.9 million in volume decreases) and $1.6 million in decreased revenues from our generic version of Claritin-D® 24 ($4.4 million in price decreases, partially offset by $2.8 million in volume increases).

     Revenues from our immediate-release and niche generic products were $15.8 million for the 2005 Quarter, compared to $17.6 million in the 2004 Quarter, a decrease of $1.8 million, or 10.1%. The decrease was mainly due to a decrease in revenues from existing immediate-release and niche generic products of $8.6 million, partially offset by revenues of $6.8 million from products launched subsequent to the 2004 Quarter, (primarily generic versions of Paxil®, supplied by Genpharm, Vicoprofen®, and Ortho Tri-Cyclen®). The decrease in revenues from existing immediate-release and niche generic products primarily resulted from decreases in revenues from our generic versions of Glucophage® of $3.3 million ($3.8 million in price decreases, partially offset by $476,000 in volume increases), Ventolin® of $2.1 million (primarily volume decreases), and OTC Claritin RediTabs® of $2.4 million ($689,000 in price decreases and $1.7 million in volume decreases).

     SRAs as a percentage of gross revenues decreased by 3.4% to 26.0% in the 2005 Quarter, from 29.4% in the 2004 Quarter. The decrease was primarily attributable to a decrease in customer rebates of 3.1% as a percentage of gross revenues, which was mainly due to a change in product mix and rates, and a decrease in shelf stock adjustments and returns of 3.5% and 1.6%, respectively, as a percentage of gross revenues primarily due to a reduction of inventory levels in the distribution channel. This decrease in inventory levels contributed to a reduction of our accrual for shelf stock adjustments of $3.2 million from December 31, 2004 to March 31, 2005. These decreases were partially offset by an increase in chargebacks of 4.7% as a percentage of gross revenues mainly due to an increase in sales subject to chargebacks.

     In the 2005 Quarter, our generic products generated $27.7 million of gross profit with a gross margin of 37.1%, compared to $39.1 million of gross profit with a gross margin of 47.0% in the 2004 Quarter. The $11.4 million decrease in gross profit from our generic products for the 2005 Quarter, compared to the 2004 Quarter, resulted primarily from reductions in gross profit from existing generic products of $14.2 million, partially offset by $702,000 in gross profit related to products launched subsequent to the 2004 Quarter, (primarily generic versions of Paxil, supplied by Genpharm, Vicoprofen and Ortho Tri-Cyclen) and decreased other charges to cost of goods sold of $2.2 million, mainly due to decreased production related write-offs. Cost of goods sold in the 2005 and 2004 Quarters included royalties to our former co-chairman and Chief Scientific Officer related to revenues from our generic version of Cardizem CD.

     In the 2005 Quarter, we recorded charges directly to cost of goods sold of $1.3 million as a result of production related write-offs, $1.3 million related to write-offs of pre-launch inventories, $2.4 million for under-utilization and inefficiencies at our manufacturing facilities, and $3.4 million in other charges, primarily due to inventory expiration issues. In the 2004 Quarter, we recorded charges directly to cost of goods sold of $5.1 million as a result of production related write-offs, $1.6 million related to write-offs of pre-launch inventories, and $1.4 million for under-utilization and inefficiencies at our manufacturing facilities. We expect to continue to experience significant charges to cost of goods sold as a result of production related write-offs, under-utilization and inefficiencies at our manufacturing facilities. Many of these charges relate to the expansion of our manufacturing facilities in anticipation of new product launches and other factors, as well as the cost of maintaining the North Carolina facility.

     The decrease in gross margin from our generic products for the 2005 Quarter, compared to the 2004 Quarter, resulted primarily from decreases in pricing on existing products and a decrease in our profit share from Perrigo’s sales of our OTC Claritin products as a result of additional competitors entering the market.

     Brand Products

     For the 2005 Quarter, revenues from our brand products increased by $2.2 million or 13.9% to $17.6 million, from $15.4 million in the 2004 Quarter. The increase was primarily attributable to revenues of $5.1 million from Fortamet, which was launched in May 2004, partially offset by decreases in Altoprev revenues of $1.8 million ($3.3 million in volume decreases, partially offset by $1.5 million in price increases), as well as decreases in revenues from other products of $1.1 million. As a result of the sale and licensing of certain rights and assets related to our two main brand pharmaceutical products, Fortamet and Altoprev, we will cease to have product sales for these two products, and instead will record licensing and royalties revenues related to them, as well as contract manufacturing revenues and the related cost of goods sold.

     In the 2005 Quarter, our brand products generated $10.7 million of gross profit with a gross margin of 60.6%, compared to $10.8 million of gross profit with a gross margin of 69.8% for the 2004 Quarter. The $114,000 decrease in gross profit for the 2005 Quarter primarily resulted from a $1.2 million decrease in gross profit from Altoprev, a $1.8 million decrease in gross profit from other existing brand products and a $1.0 million charge to cost of goods sold for Altoprev and Fortamet inventory write-offs, partially offset by $3.7 million in gross profit from Fortamet, which was launched in May 2004. Cost of goods sold in the 2005 and 2004 Quarters included royalties accrued related to revenues from Fortamet and the Entex® product lines, as well as amortization of the product rights we acquired for those products.

     The decrease in gross margin from our brand products for the 2005 Quarter, compared to the 2004 Quarter, resulted primarily from the charges to cost of goods sold for inventory write-offs, the increase in the Entex product rights amortization due to the reduction of the remaining amortization period to 18 months effective July 1, 2004, and the launch of Fortamet. Fortamet carries a lower gross margin due to our annual guaranteed minimum royalty to Sandoz Inc., $3.0 million in year one, and the amortization of the related product rights, on a straight-line basis, over the three-year market exclusivity period it was granted by FDA.

     Disposition of Brand Business

     In December 2004, our board of directors approved a plan to divest, or seek other strategic alternatives for our brand pharmaceutical business. On March 28, 2005, we consummated agreements with First Horizon for the sale and licensing of certain rights and assets related to our Fortamet and Altoprev brand pharmaceutical products, and the manufacturing and supply of these products, at which time we received $50 million related to Fortamet. We are entitled to receive up to $35 million in proceeds for Altoprev, contingent upon meeting certain supply requirements, as defined. Of such amount, $23.3 million was recorded in other current assets in the March 31, 2005 Unaudited Condensed Consolidated Balance Sheet as a result of meeting certain supply requirements, and was received in April 2005. Proceeds we receive for Altoprev are refundable if certain supply requirements, as defined, are not maintained over a specified period. We are also entitled to receive royalties of 8% and 15% of net sales, as defined, from First Horizon’s sales of Fortamet and Altoprev, respectively, until a respective product encounters generic competition. We have retained our obligation to pay a royalty to Sandoz related to net sales of Fortamet, as defined, until May 2009, which is subject to certain annual minimums ranging from $4 million to $5 million and a $10 million annual maximum. We have deferred recognition of the $73.3 million received through April 2005 for the reasons discussed below. The cost-plus manufacturing and supply agreement for Fortamet and Altoprev entered into with First Horizon is for a ten-year term and is subject to a two-year notice of intent by us to terminate beginning five years after the date the agreement was executed. Transaction related costs of approximately $1.8 million have been deferred and will be amortized to cost of goods sold over the ten-year term of the manufacturing and supply agreement. Such amount is included in other assets in the March 31, 2005 Unaudited Condensed Consolidated Balance Sheet.

     The transaction with First Horizon constitutes a revenue arrangement with multiple deliverables consisting of the licensing of the rights to the products and the manufacture and supply of the products. We do not have objective and reliable evidence of the fair value of the licensing of the rights to Fortamet and Altoprev. In addition, we are unable to reliably estimate future production requirements under our manufacturing and supply arrangements in order to determine the fair value of the related contract manufacturing services, as we are not able to reliably estimate future prescription levels or the timing of potential generic introductions of each respective product. Also, we estimate that the profit margin in the manufacturing and supply agreement is below a fair market value margin for these types of services. Consequently, the value of the licensing of the rights is interrelated with our continuing performance obligation under the manufacturing and supply agreement. As a result, the anticipated $85 million up-front fees to be received from First Horizon will be deferred and will be recognized as revenue on a straight-line basis over the ten-year term of the manufacturing and supply agreement. As of March 31, 2005, we had deferred revenue related to Fortamet and Altoprev of $73.3 million, included in deferred revenue in the March 31, 2005 Unaudited Condensed Consolidated Balance Sheet.

     Since we are required to refund all or a portion of the Altoprev proceeds in the event that we are unable to meet certain supply requirements, as defined, we cannot recognize any deferred revenue related to Altoprev until that contingency begins to abate in August 2005. Beginning August 2005, this contingency will abate ratably over a thirty-month period.

     Licensing and Royalties Revenue

     In the 2005 Quarter, we recorded $4.7 million in licensing and royalties revenue, compared to $20.1 million in the 2004 Quarter. In the 2005 Quarter, licensing and royalties revenue primarily resulted from agreements with Kremers Urban Development Company (KUDCo), Ranbaxy Pharmaceuticals Inc., and Mallinckrodt, Inc. related to generic versions of Prilosec®, Monopril-HCT®, and Anexsia®, respectively. The 2004 Quarter also included licensing and royalties revenue resulting from an agreement with Teva Pharmaceuticals Curacao N.V. and Impax Laboratories, Inc. related to a generic version of Wellbutrin SR

150mg, which expired in September 2004. The $15.4 million decrease resulted primarily from a $16.5 million decrease in licensing and royalties revenue associated with a generic version of Wellbutrin SR 150mg.

Selling, General and Administrative (SG&A)

     SG&A expenses were $62.8 million, or 22.6% of total revenues for the 2005 Quarter, compared to $49.8 million, or 17.0% of total revenues for the 2004 quarter. For both periods, SG&A expenses included expenses related to the administration, marketing, sale, distribution and warehousing of distributed products and our brand and generic products, corporate overhead and legal costs (primarily patent infringement and antitrust matters related to our ANDA filings).

     SG&A expenses, excluding the Brand Products Segment, were $37.1 million for the 2005 Quarter, compared to $34.0 million for the 2004 Quarter, an increase of $3.1 million. This increase was primarily attributable to (i) increased corporate overhead of $1.3 million, mainly due to increased costs of $2.7 million associated with the support and maintenance of our JD Edwards Enterprise Resource Planning (ERP) system, partially offset by a $1.7 million charge for severance and benefits for our former CEO recorded in the 2004 Quarter, and (ii) increased distribution SG&A of $1.4 million, primarily due to increased freight costs.

     In our distribution business, we employed approximately 230 and 220 sales representatives and sales support staff in the 2005 and 2004 Quarters, respectively.

     SG&A expenses for our Brand Business Segment were $25.7 million for the 2005 Quarter, compared to $15.8 million for the 2004 quarter. This increase of $9.9 million was primarily attributable to charges recorded in the 2005 Quarter associated with the disposition of our brand business, including personnel related charges for severance, performance incentives and retention of approximately $10.0 million and a $2.3 million write-off of sample inventory for Altoprev and Fortamet. These charges were partially offset by a decrease in brand sales force expenses resulting from a reduction in brand sales representatives during the quarter. We employed an average of approximately 240 brand sales representatives in the 2004 Quarter, compared to an average of approximately 160 in the 2005 Quarter. We will continue to incur costs in the second quarter of 2005 as we wind down the brand business. Substantially all brand business employees will be terminated effective May 2005. We may potentially incur approximately $2.0 million of additional contract termination costs related to leased facilities.

Research and Development (R&D)

     R&D expenses were $11.4 million for the 2005 Quarter, compared to $10.8 million in the 2004 Quarter, an increase of $673,000, or 6.3%. The increase in R&D spending was attributable to our generic (ANDA) product development program, offset by a decrease in brand R&D. There were no brand R&D costs in the 2005 Quarter. We submitted one ANDA in the 2005 Quarter and three ANDAs in the 2004 Quarter.

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

Goodwill Impairment Charge

     The Brand Business Segment included $26.3 million of goodwill, which we evaluated for impairment subsequent to the First Horizon transaction. The remaining products (our Entex and Anexsia lines) do not require sales force promotion and will be managed by our generic business. As a result, we made the decision to terminate substantially all of our brand business employees in May 2005, which will effectively complete the disposition of the brand business. Consequently, the brand business goodwill was deemed to have no implied fair value. Accordingly, we recorded a non-cash goodwill impairment charge of $26.3 million (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements).

Equity in Earnings of Joint Ventures

     We recorded $1.0 million of equity in earnings of our unconsolidated joint ventures (ANCIRC and CARAN) in the 2005 Quarter, compared to $1.5 million in the 2004 Quarter. The $478,000 decrease is primarily due to a decrease in CARAN’s gross profit on sales of generic Mevacor®. ANCIRC is a 50/50 joint venture with Watson Pharmaceuticals, Inc. and CARAN is a 50/50 joint venture with Carlsbad Technologies, Inc.

Interest Income

     We recorded interest income of $1.6 million in the 2005 Quarter, compared to $744,000 in the 2004 Quarter. The $862,000 increase in interest income is primarily the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2005 Quarter compared to the 2004 Quarter, as well as an increase in interest rates. We invest in taxable, tax-advantaged and tax-free investment grade securities.

Interest Expense

     We incurred interest expense of $686,000 in the 2005 Quarter, compared to $605,000 in the 2004 Quarter. Interest expense is primarily related to the unused line fee and amortization of issuance costs related to our secured line of credit, and, to a lesser extent, financing charges on capital lease obligations and certain insurance premiums.

Income Taxes

     For the 2005 and 2004 Quarters, we recorded a (benefit) provision for income taxes of ($57.3) million and $16.3 million, respectively. For the 2005 Quarter, we recorded an income tax benefit in excess of the expected annual effective federal statutory rate of 35% primarily due to the reversal of accrued tax contingencies and the benefit from the recognition of a net operating loss carryforward as a result of the Internal Revenue Service (IRS) completing its audit of our 2003 income tax return and, to a lesser extent, the effect of state income taxes. For the 2004 Quarter, we provided for income taxes in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes.

     Our 2003 income tax return reflected a significant tax loss as the result of certain ordinary business developments. We believed the loss was appropriate and deductible. Nevertheless, due to the complexity of the tax rules and likelihood of a review and subsequent challenge by the taxing authorities, we recorded an accrual to fully offset the resulting 2003 and 2004 income tax benefits. As of December 31, 2004, we had accrued $31.3 million related to this tax contingency that was included in accrued expenses and other liabilities in our Consolidated Balance Sheet. The IRS began its audit of the 2003 income tax return shortly after the return was filed in September 2004. During March 2005, the IRS agreed the 2003 loss was deductible, but not the amount of such loss. In April 2005, the IRS disallowed a portion of the 2003 loss in the amount of $40.5 million, and completed their examination of our 2003 income tax return. Due to the resolution of the 2003 loss with the IRS and the completion of the 2003 examination, we recognized a one-time tax benefit of approximately $49.0 million as a result of the reversal of previously accrued income tax contingencies of $32.4 million and recognition of an additional $16.6 million net operating loss carryforward, tax effected. Excluding the impact due to the completion of the 2003 examination, our effective tax rate for the three months ended March 31, 2005 would have been 38%.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2005, we had $313.4 million in cash, cash equivalents and investments available-for-sale, and $454.3 million in working capital.

     Operating Activities

     In the 2005 Quarter, net cash provided by operating activities was $51.5 million, compared to $45.1 million in the 2004 Quarter.

     In the 2005 Quarter, net cash provided by operating activities of $51.5 million primarily resulted from net income of $35.3 million, as adjusted for non-cash items, as well as decreases in accounts receivable and inventories of $11.0 million and $28.1 million, respectively. Significant non-cash items included impairment charges of $26.9 million (mainly the brand business goodwill) and depreciation and amortization of $8.4 million, offset by deferred income tax benefit of $25.2 million and change in accrual for tax contingencies of $32.3 million.

     In the 2004 Quarter, net cash provided by operating activities of $45.1 million primarily resulted from net income of $26.7 million, as adjusted for non-cash items, including depreciation and amortization of $7.9 million and the change in accrual for tax contingencies of $16.3 million, and increases in accounts payable, accrued expenses and other liabilities of $23.2 million, partially offset by increases in accounts receivable of $13.1 million and inventories of $19.6 million. The increases in accounts receivable, inventories and accounts payable and accrued expenses were primarily related to sales and purchases of generic Glucotrol XL supplied by Pfizer. Our levels of inventories and accounts payable are also influenced by purchasing opportunities in our distribution business.

     Investing Activities

     Net cash used in investing activities was $19.3 million in the 2005 Quarter, compared to $55.1 million in the 2004 Quarter.

     In the 2005 Quarter, net cash used in investing activities of $19.3 million primarily consisted of $71.1 million in purchases of investments available-for-sale, net, and $8.9 million in purchases of property, plant and equipment, partially offset by $50 million in proceeds from the sale and licensing of certain rights and assets related to our Fortamet and Altoprev brand pharmaceutical products and $10 million refunded by Pfizer to us in February 2005 as a result of the January 2005 termination of our supply and distribution agreement with Pfizer for Cardura® XL. Our purchases of property, plant and equipment primarily relate to capital investments in our manufacturing and R&D facilities in Florida.

     In the 2004 Quarter, net cash used in investing activities of $55.1million consisted of $14.3 million in purchases of property, plant and equipment, net, and $42.3 million in purchases of investments available-for-sale, net, partially offset by $1.5 million in proceeds from distributions of joint ventures. Our purchases of property, plant and equipment primarily related to capital investments in our manufacturing and R&D facilities in Florida and the renovation of our North Carolina manufacturing facility (prior to the decision in June 2004 to discontinue renovations).

     Financing Activities

     Net cash provided by financing activities was $710,000 in the 2005 Quarter and $3.6 million in the 2004 Quarter.

     In the 2005 Quarter, net cash provided by financing activities of $710,000 consisted of $1.9 million in proceeds from issuances of shares of Andrx common stock from exercises of Andrx stock options, and $297,000 in proceeds from issuances of shares of Andrx common stock under the employee stock purchase plan, partially offset by $1.5 million in principal payments on capital lease obligations.

     In the 2004 Quarter, net cash provided by financing activities of $3.6 million consisted of $3.4 million in proceeds from issuances of shares of Andrx common stock from exercises of Andrx stock options, and

$437,000 in proceeds from issuances of shares of Andrx common stock under the employee stock purchase plan, partially offset by $222,000 in principal payments on capital lease obligations.

     Sufficiency of Capital Resources

     Our most significant 2005 cash requirement will be for facilities, machinery and equipment related to the expansion of our Florida manufacturing facilities. Capital expenditures were $8.9 million for the three months ended March 31, 2005, and are currently estimated to be $50 million in 2005.

     In connection with our agreements with First Horizon for the sale and licensing of certain rights and assets related to Altoprev, we are entitled to receive up to $35 million in proceeds for Altoprev, contingent upon meeting certain supply requirements, as defined. Of such amount, $23.3 million was recorded in other current assets in the March 31, 2005 Unaudited Condensed Consolidated Balance Sheet, and was received in April 2005. We anticipate meeting additional supply requirements and receiving an additional $11.7 million. The $35 million for Altoprev is refundable if certain supply requirements, as defined, are not maintained over a specified period. This contingency will begin to abate ratably over a 30-month period beginning in August 2005.

     The IRS is in the process of concluding their audits for the years 1999 through 2002. During those years, despite our belief that our tax return positions are correct, we established accruals for tax contingencies that may become payable in the event our positions are not upheld. As of March 31, 2005, we had remaining accrued tax contingencies of $21.1 million included in accrued expenses and other liabilities in the Unaudited Condensed Consolidated Balance Sheet. Despite our belief that our tax return positions are correct, it is our policy to establish accruals for tax contingencies that may result from examinations by tax authorities. While it is difficult to predict the final outcome of any particular tax matter, we believe our tax accruals are adequate. The tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably likely that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.

     On December 30, 2002, we entered into a four-year, secured revolving line of credit facility for up to an aggregate amount of $185.0 million, none of which was outstanding at March 31, 2005. Borrowings available under the credit facility are limited to defined values of eligible accounts receivable, inventories, property, plant and equipment and reserves established by the lenders. Interest accrues on the average outstanding principal balance under the credit facility and a fee accrues on the unused portion of the credit facility. Andrx and its subsidiaries granted the lenders a first priority security interest in substantially all of their respective assets, including accounts receivable, inventories, deposit accounts, property, plant and equipment and general intangibles, and real estate owned at the date of the credit facility. The credit facility contains certain financial covenants and we are currently in compliance with all the required covenants. However, the borrowing base limits our borrowing availability to approximately $152 million as of March 31, 2005. We are considering amending or replacing the credit facility.

     Absent a significant acquisition of a product or business or other presently unforeseen circumstances, we anticipate that our existing capital resources and cash flows from operations will be sufficient to enable us to maintain our operations and meet our capital expenditure requirements and other commitments through at least the next 12 months without drawing on our credit facility.

OUTLOOK

     As noted elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, investors are cautioned that all forward-looking statements involve risk and uncertainties. Accordingly, investors are cautioned not to rely on forward-looking statements, including those made in this Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     Though our distributed product revenues decreased by approximately 1% in the 2005 Quarter compared to the 2004 fourth quarter, we believe they will continue to grow in a manner consistent with the growth of the overall generic industry. In the fourth quarter of 2004, several significant new generic products were launched into the market, and our distribution business experienced record revenues. According to published data, generic versions of numerous brand products having substantial annual sales will likely be launched in the next few years. Consequently, growth in revenues will continue to be primarily a function of new generic products launched by others, offset by the overall level of net price declines on existing distributed products.

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

     Andrx Products — Generic

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

     Though the industry is highly competitive, we believe that many of our generic products will face less competition than most generic products, as a limited number of competitors have the scientific, manufacturing and legal expertise to develop, manufacture and/or market controlled-release products and niche products. With potentially fewer competitors and the synergistic value derived from our pharmaceutical distribution business, we believe that we are better positioned to compete in the generic product marketplace.

     Currently, our overall level of profitability remains dependent, to a great extent, on a relatively small number of products. If these products, particularly our generic versions of Cardizem CD and, to a lesser extent, Tiazac, Glucotrol XL (supplied by Pfizer) and our Claritin products (marketed by Perrigo as OTC products) were to experience increased competition, the resulting price reductions and/or reduced market share would significantly adversely affect these products’ contribution to our results of operations. Additional generic competition for our versions of these products could occur at any time, particularly since an additional generic version of Cardizem CD was approved by the FDA in May 2004 (which has not yet been launched), and an ANDA for an additional generic version of Tiazac is pending approval by the FDA.

     On a sequential basis, our generic product revenues have declined over the last three quarters. Absent introductions of significant new generic products, we are likely to continue to experience sequential quarterly declines in our operating results. Revenues and gross profits will also vary depending upon the timing and market environment related to the launch of our new products.

     Future growth of our generic products business will be generated from the launch of new products, particularly our generic versions of Concerta, which has not been approved by FDA and remains the subject of Citizen Petitions filed with FDA, Biaxin XL which has been approved by FDA but is presently the subject of patent litigation (described below), and Toprol-XL, which has not been approved by FDA and is presently the subject of patent litigation. We are also working towards the launch of other ANDA products awaiting approval at the FDA and the launch, by Perrigo, of our OTC generic version of Claritin-D® 12, which was approved in January 2004. There is no certainty about whether or when these Andrx products will be approved by the FDA or launched by us. In the event that FDA does not approve certain of our product candidates or their market introduction is delayed or prevented due to factors such as litigation, new patent listings our inability to scale-up and validate our manufacturing or other issues, we may need to write-off all or a portion of our pre-launch inventories related to these product candidates.

     When our ANDA for a generic version of Biaxin XL was approved in 2004, we indicated that, as a result of patent considerations, we did not plan to launch our product earlier than May 2005. In March 2005, Abbott Laboratories, the marketer of Biaxin XL, filed a complaint in the United States District Court for the Northern District of Illinois seeking to enjoin us from commercially manufacturing, using, offering to sell or selling our generic versions of Biaxin XL, and a declaratory judgment that our product and the active pharmaceutical ingredient we use infringe certain of their patents. For various strategic reasons, on March 30, 2005, we filed for a declaratory judgment in the United States District Court for the Southern District of Florida against Abbott and Taisho Pharmaceuticals, the owner of one of the patents claimed by Abbott, for non-infringement and invalidity. We are currently assessing this situation and may or may not seek to launch our product in the face of this litigation.

     We are also expanding our business development efforts, both domestically and internationally, in an effort to access additional generic products and increase our margins through strategic alliances, collaborative agreements and acquisitions. In some situations, these efforts are intended to result in the utilization of our sales and marketing capabilities, including those obtained through our distribution operations, to maximize the value of generic products that other companies are seeking to market. In other situations, these efforts are intended to result in the development and/or supply of raw material and finished products by a third party at a lower price. These efforts will primarily be directed towards other countries such as India and China.

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

     Andrx Products — Brand

     In December 2004, our board of directors approved a plan to divest, or seek other strategic alternatives for our brand pharmaceutical business. That determination led to our March 28, 2005 agreements with First Horizon for the sale and licensing of certain rights and assets related to our Fortamet and Altoprev brand pharmaceutical products, and the manufacturing and supply of these products, at which time we received $50 million related to Fortamet. We are entitled to receive up to $35 million in proceeds for Altoprev ($23.3 million of which has already been received), contingent upon meeting certain supply requirements, as defined. We are also entitled to receive royalties of 8% and 15% of net sales, as defined, from First Horizon’s sales of Fortamet and Altoprev, respectively, until a respective product encounters generic competition. We have retained our obligation to pay a royalty to Sandoz related to net sales of Fortamet, as defined, until May 2009, which is subject to certain annual minimums ranging from $4 million to $5 million and a $10 million annual maximum. We have deferred recognition of the $73.3 million received through April 2005 for the reasons discussed below. The cost-plus manufacturing and supply agreement for Fortamet and Altoprev entered into with First Horizon is for a ten-year term and is subject to a two-year notice of intent by us to terminate beginning five years after the date the agreement was executed. Transaction related costs of approximately $1.8 million have been deferred and will be amortized to cost of goods sold over the ten-year term of the manufacturing and supply agreement.

     The transaction with First Horizon constitutes a revenue arrangement with multiple deliverables consisting of the licensing of the rights to the products and the manufacture and supply of the products. We do not have objective and reliable evidence of the fair value of the licensing of the rights to Fortamet and Altoprev. In addition, we are unable to reliably estimate future production requirements under our manufacturing and supply arrangements in order to determine the fair value of the related contract manufacturing services, as we are not able to reliably estimate future prescription levels or the timing of potential generic introductions of each respective product. Also, we estimate that the profit margin in the manufacturing and supply agreement is below a fair market value margin for these types of services. Consequently, the value of the licensing of the rights is interrelated with our continuing performance obligation under the manufacturing and supply agreement. As a result, the anticipated $85 million up-front fees to be received from First Horizon will be deferred and will be recognized as revenue on a straight-line basis over the ten-year term of the manufacturing and supply agreement. As of March 31, 2005, we had deferred revenue related to Fortamet and Altoprev of $73.3 million, included in deferred revenue in the March 31, 2005 Unaudited Condensed Consolidated Balance Sheet.

     Since we are required to refund all or a portion of the Altoprev proceeds in the event that we are unable to meet certain supply requirements, as defined, we cannot recognize any deferred revenue related to Altoprev until that contingency begins to abate in August 2005. Beginning August 2005, this contingency will abate ratably over a thirty-month period.

     As of December 31, 2004, we ceased depreciating and amortizing assets held for sale. As part of the First Horizon transaction, we retained $3.9 million of Fortamet product rights, net, which we will resume amortizing through April 2007.

     We have encountered and are experiencing difficulties with respect to the manufacture of Altoprev. Though we have engaged outside consultants to assist us in resolving these issues and are confident that they will be resolved in a timely manner, these issues could result in a refund of amounts received or a reduction of the amount we are entitled to receive from First Horizon with respect to Altoprev.

     Our Entex and Anexsia product lines, which generated $4.9 million in revenues in the 2005 Quarter, were not included in the transaction with First Horizon and will in the future be managed by our generic business. Though our Entex line of products continues to generate significant revenues, $3.7 million in the 2005 Quarter, the continued economic life of this line of products is uncertain, given the potential for generic competition and future FDA action. Generic versions of Entex LA and Entex PSE were introduced in the third quarter of 2004, which will result in lower revenues and gross profit from these Entex products. Potential FDA action results from the June 2004 FDA approval of an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product, and FDA’s guidance that such action may result in the withdrawal of similar unapproved drug products from the market. Consequently, it is unclear how long FDA will continue to allow the sale of Entex PSE, and whether similar actions will occur with respect to Entex LA. In July 2004, we began amortizing the remaining carrying amount of our Entex product rights over 18 months and the amortization expense related to our Entex product rights increased by $3.1 million to $4.5 million on an annual basis. We will continue to periodically assess the unamortized portion of our Entex product rights and inventories ($3.4 million and $173,000, respectively, as of March 31, 2005) and the useful life of our Entex product rights whenever events or changes in circumstances indicate that the carrying amount of our Entex product rights may not be recoverable. Future FDA actions may significantly impact Entex revenues, the carrying value of our Entex product rights, and our decision as to whether we should retain or dispose of our Entex product rights.

     In May 2004, FDA issued a tentative NDA approval for our valproate sodium product. Final approval is pending expiration of a 30-month stay (approximately October 2005), FDA’s response to the Citizen Petition filed by Abbott Laboratories and/or favorable resolution of the patent infringement litigation filed by Abbott Laboratories. We are continuing to seek divestiture of our valproate sodium product.

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

     The licensing and royalties revenue we derive from our agreement with Ranbaxy related to Monopril-HCT will cease in June 2005.

     We believe we maintain a 180-day period of market exclusivity with respect to our ANDA for a generic version of the 40mg strength of Prilosec, and will continue to attempt to commercialize the value of that exclusivity period and our generic version of Prilosec. However, there is pending litigation challenging FDA’s interpretation of the 180-day exclusivity period, and the outcome of that litigation could affect our exclusivity rights.

     As a result of the sale and licensing of certain rights and assets related to Fortamet and Altoprev, future revenues with respect to these products will be recorded as licensing and royalties revenues, and either contract manufacturing revenues or other revenues.

     Other

     In January 2004, we received a $10 million milestone payment from Takeda pursuant to our December 2003 agreement to develop a combination product comprised of their Actos product and our extended-release metformin product. We are also entitled to receive significant additional milestone payments from Takeda, a transfer price for the combination product we manufacture, a royalty and certain additional performance payments related to Takeda’s sale of the combination product. We deferred recognition of the $10 million we received because the amount to be retained by us is contingent upon the occurrence of certain future events.

     We are going to expand our efforts to develop pharmaceutical products for other pharmaceutical companies, including combination products and controlled-release formulations utilizing our patented technologies and formulation capabilities.

     Cost of Goods Sold

     Our future financial performance remains dependent on our ability to manufacture sufficient product to meet the market demand for our current and anticipated products on a timely basis. As we have at times had difficulty fulfilling all of the market demand for our products and having pre-launch quantities of our product candidates available when we obtain FDA approval to market our products, we have made various organizational changes that are intended to improve accountability, foster teamwork and improve coordination among our R&D, manufacturing and quality groups. These changes were intended to better ensure the timely and uninterrupted supply of our current products and product candidates, maximize communication and reduce inefficiencies, and included: assigning and hiring new personnel to manage our manufacturing and quality groups; revising our process development and technical transfer processes; establishing a project management office to manage our product line from inception to launch; and changes in our training program to better ensure that our manufacturing and quality employees are properly trained.

     We are subject to regular inspections by FDA, one of which is presently taking place. Any non-compliance with cGMP, or the corrective action plan we proposed to FDA in response to the Form 483 notices previously issued by FDA, could have a material adverse effect on our financial condition and results of operations.

     To meet the market demand for our current and anticipated products, and manufacture our products in compliance with our regulatory submissions and cGMP requirements, we continue to focus on improving the efficiency and quality of our manufacturing operations. These efforts include, among others: (i) optimizing our processes, thereby reducing product rejections; (ii) implementing quality initiatives to ensure compliance with cGMP, including laboratory information management systems; (iii) increasing personnel training, accountability, development and expertise; (iv) utilizing our JD Edwards ERP system, an integrated planning and operating system, which was implemented in early 2005; (v) transferring production (or portions thereof) for certain products to equipment capable of handling larger batch sizes or to third parties, including foreign contract manufacturers; and (vi) renovating our facilities to increase capacity where our manufacturing facilities are over-utilized, to optimize production and to ensure quality and safety (which will result in increased unabsorbed overhead in the near future that will be charged directly to cost of goods sold). Until all of our efforts come to fruition, we will continue to incur significant costs related to inefficiencies and excess capacity at our manufacturing facilities and production related write-offs.

     We also continue to incur significant costs related to under-utilization and inefficiencies at our manufacturing facilities because our products employ a variety of technology platforms and we need to prepare for our future manufacturing requirements. This causes certain of our manufacturing capabilities to at times be over-utilized, while others are under-utilized and, to remedy those areas where our manufacturing facilities are over-utilized, we continue to expand our manufacturing capabilities. This expansion will result in increased unabsorbed overhead in the near future that will be charged directly to cost of goods sold.

     SG&A Expenses

     Our SG&A expenses vary with the level of our sales and our sales product mix, which, going forward, will primarily include distributed and generic products, and with changes to general and administrative activities. SG&A expenses related to our distribution business are primarily variable in nature, and change with our distribution revenues. SG&A expenses related to our generics business are relatively flat and do not vary significantly with the level of generic revenues. Corporate SG&A expenses include general and administrative expenses related to our corporate headquarters, which primarily consists of our information systems, human resources, legal and corporate executive, finance and administrative functions. It also includes amortization expense related to restricted stock units. Our corporate SG&A will also be significantly affected by costs associated with the support and maintenance of our JD Edwards ERP system. We may potentially incur approximately $2 million in additional contract termination costs related to leased facilities and the completion of our brand business disposition.

     We are evaluating whether our existing infrastructure remains necessary for our current and anticipated operations following the disposition of our brand business. Our determination could result in infrastructure realignment decisions and additional charges.

     Many of our employees have historically received a grant of stock options as part of their compensation, and beginning in 2003, such options were to be granted on annual basis to many of our employees. In light of the issuance of SFAS 123(R) regarding stock option expensing, we discontinued the use of broad-based annual stock option grants to all employees, and enhanced certain other aspects of employee compensation, including increasing our match of employee contributions to the 401(k) plan, and utilizing the profit sharing provisions of that plan if certain financial results are achieved. However, as our board continues to believe that the interests of management and stockholders should be aligned, Andrx has continued to grant restricted stock units (RSUs) to its directors and certain employees. As a result, our corporate SG&A will increase in 2005 due to anticipated increases in amortization expense related to RSUs, 401(k) costs, the foregoing profit sharing provisions and, beginning in 2006, the expensing of stock options.

     R&D Expenses

     We anticipate that R&D expenses for 2005 will total approximately $45 million, and will focus primarily on generic R&D. We will also focus on developing pharmaceutical products for other pharmaceutical companies, including combination products and controlled-release formulations utilizing our patented technologies and formulation capabilities. R&D expenses will be evaluated throughout 2005 giving consideration to, among other things, our level of profitability and development opportunities.

     Income Taxes

     We believe our combined federal and state effective tax rate for the remaining three quarters of 2005 will be approximately 38%. The IRS is in the process of concluding their audits for the years 1999 through 2002. Despite our belief that our tax return positions are correct, it is our policy to establish accruals for tax contingencies that may result from examinations by tax authorities. While it is difficult to predict the final outcome of any particular tax matter, we believe our tax accruals are adequate. The tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably likely that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.

     Earnings Guidance

     Our policy is not to provide specific earnings projections or guidance, and not to comment on research analyst reports, including earnings estimates or consensus. Through public disclosures such as our press releases and periodic SEC reports, including this Form 10-Q, we attempt to provide sufficient disclosure of both our current status and future prospects, using the Safe Harbor provision for forward-looking statements prescribed in the Private Securities Litigation Reform Act of 1995, to allow the investment community to properly evaluate us and our prospects for performance. There can be no assurance that research analysts in using publicly available information will generate research reports or earnings estimates consistent with our actual internal plan or that such estimates will not vary significantly from analyst to analyst. Accordingly, even if we execute our own plans, our actual performance may be substantially different than what is reflected in any individual research analyst’s reports or earnings estimate or the consensus of such estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

     Inventory Costs

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs”, amending the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing” by clarifying the accounting for certain items. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges, and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. SFAS No. 151 will not have a material impact on our consolidated financial statements.

     Share-Based Payment

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires the cost of share-based payment transactions, including share options, restricted share plans, and employee share purchase plans, be recognized in financial statements. The cost of these transactions will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2004, the SEC extended the compliance dates and public companies will now be required to apply the provisions of SFAS No. 123(R) no later than the first fiscal year that begins after June 15, 2005.

     On March 2, 2005, we accelerated the vesting of out-of-the-money unvested stock options (see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements). In accordance with APB Opinion No. 25, this acceleration did not result in the recognition of any compensation expense. There can be no assurance that the acceleration of the vesting of these options will not result in some future compensation expense. We will begin to expense the remaining in-the-money unvested stock options awarded to acquire approximately 1,140,000 shares of Andrx common stock beginning January 2006. We have estimated that the compensation expense to be recognized related to these options, assuming no forfeitures and no additional grants, will be approximately $3.0 million, of which $2.0 million, $850,000, and $150,000 will be expensed in 2006, 2007, and thereafter, respectively.

     Once the provisions of SFAS No. 123(R) go into effect, our Employee Stock Purchase Plan will also be treated as compensatory. The compensation expense that will be recognized in connection with our Employee Stock Purchase Plan will depend on the number of employees participating in the plan, our stock price at the end of each month, and other factors. Had SFAS No. 123(R) been in effect in for the three months ended March 31, 2005, the compensation expense recognized in connection with our Employee Stock Purchase Plan would have been immaterial to our results of operations.

     Accounting for Income Taxes – the American Jobs Creation Act of 2004

     In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP FAS 109-1 states that the qualified production activities deduction under the American Jobs Creation Act of 2004 be accounted for as a special deduction in accordance with FAS 109, and not as a rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company’s tax return, and not by adjusting deferred taxes in the period of enactment. FSP FAS 109-1 was effective upon issuance. Though we anticipate that our effective income tax rate will be reduced as a result of FSP FAS 109-1 and the American Jobs Creation Act of 2004, we cannot at this time quantify the impact of such rate reduction. Such enactments are awaiting implementation guidance from the U.S. Treasury Department.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes regarding our Quantitative and Qualitative Disclosures About Market Risk since the most recent fiscal year.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     During the quarter ended March 31, 2005, we completed the implementation of an integrated Enterprise Resource Planning (ERP) suite of operational and financial systems, with the JD Edwards Enterprise One (JDE) software package. The information systems platform supports our current and future operational needs and should further strengthen our internal control over financial reporting. The implementation of these systems has materially affected our internal control over financial reporting by, among other things, automating a number of our administrative processes and activities, enhancing materials management processes and improving the accuracy and availability of management information.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 12 of “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part 1, Item 1 of this report.

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

ITEM 6.EXHIBITS

10.99	Summary Discussion of Acceleration of Options on March 2, 2005. *

10.100	Agreement to License and Purchase dated March 2, 2005 by and between Andrx Labs, LLC, Andrx Laboratories, Inc., Andrx Laboratories (NJ), Inc., and Andrx EU Ltd., and First Horizon Pharmaceutical Corporation (1).

10.101	Manufacturing and Supply Agreement dated March 28, 2005 by and between First Horizon Pharmaceutical Corporation and Andrx Pharmaceuticals, Inc. (1).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

*	Management Compensation Plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2005	By:	/s/ Thomas P. Rice

Thomas P. Rice
Chief Executive Officer

Date: May 4, 2005	By:	/s/ John M. Hanson

John M. Hanson
Senior Vice President and Chief Financial Officer