Form 10-Q
period 2005-06-30
ANDRX CORP /DE/
filed 2005-08-04
CIK 1123337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005

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
☑ YES ☐ NO
     There were approximately 73,280,000 shares of Andrx common stock outstanding as of July 29, 2005.

Andrx Corporation and Subsidiaries
This Form 10-Q contains registered trademarks held by Andrx Corporation and third parties.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$41,921	$42,290
Short-term investments available-for-sale, at market value	223,450	44,815
Accounts receivable, net of allowance for doubtful accounts of $4,843
and $4,703 at June 30, 2005 and December 31, 2004, respectively	130,631	144,025
Inventories	176,324	197,304
Deferred income tax assets	79,250	57,883
Assets held for sale	—	49,120
Prepaid and other current assets	45,126	23,502

Total current assets	696,702	558,939

Long-term investments available-for-sale, at market value	80,025	122,962
Property, plant and equipment, net	283,660	284,105
Goodwill	7,665	7,665
Other intangible assets, net	7,976	7,106
Other assets	11,437	8,936

Total assets	$1,087,465	$989,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,727	$105,715
Accrued expenses and other liabilities	91,746	136,169
Liabilities held for sale	—	3,489

Total current liabilities	198,473	245,373

Deferred income tax liabilities	35,993	34,605
Deferred revenue	104,672	10,974

Total liabilities	339,138	290,952

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock; $0.001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value, 200,000,000 shares authorized; 73,266,600 and 72,924,400 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	73	73
Additional paid-in capital	524,497	507,934
Restricted stock units, net	(16,713)	(6,471)
Retained earnings	241,209	197,874
Accumulated other comprehensive loss, net of income taxes	(739)	(649)

Total stockholders’ equity	748,327	698,761

Total liabilities and stockholders’ equity	$1,087,465	$989,713

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated balance sheets.

Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Distributed products	$168,821	$163,327	$348,546	$336,822
Andrx products	78,335	114,743	170,749	213,243
Licensing and royalties	6,748	12,489	11,457	32,624
Other	5,165	25	6,020	70

Total revenues	259,069	290,584	536,772	582,759
Cost of goods sold	199,640	209,657	400,794	399,908

Gross profit	59,429	80,927	135,978	182,851

Operating expenses:
Selling, general and administrative	39,087	51,856	101,840	101,664
Research and development	9,928	11,745	21,359	22,503
Goodwill impairment, litigation settlements and other charges	—	7,800	26,316	7,800

Total operating expenses	49,015	71,401	149,515	131,967

Income (loss) from operations	10,414	9,526	(13,537)	50,884
Other income (expense):
Equity in earnings of joint ventures	715	765	1,739	2,267
Interest income	2,355	693	3,961	1,437
Interest expense	(584)	(587)	(1,270)	(1,192)

Income (loss) before income taxes	12,900	10,397	(9,107)	53,396
Provision (benefit) for income taxes	4,902	3,953	(52,442)	20,290

Net income	$7,998	$6,444	$43,335	$33,106

Earnings per share :
Basic	$0.11	$0.09	$0.59	$0.46

Diluted	$0.11	$0.09	$0.59	$0.45

Weighted average shares of common stock outstanding:
Basic	73,224,000	72,714,000	73,119,000	72,630,000

Diluted	73,657,000	73,651,000	73,624,000	73,628,000

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$43,335	$33,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,429	16,210
Provision for (recoveries of) allowance for doubtful accounts receivable	995	(109)
Non-cash impairment charges	26,865	18,035
Amortization of restricted stock units, net	1,360	682
Accretion of deferred revenue	(1,302)	(52)
Equity in earnings of joint ventures	(1,739)	(2,267)
Deferred income tax (benefit) provision	(20,264)	7,249
Change in accrual for tax contingencies	(32,344)	13,041
Income tax benefit on exercises of stock options and restricted stock units	1,162	1,808
Changes in operating assets and liabilities:
Accounts receivable	12,399	(21,700)
Inventories	35,561	(11,358)
Prepaid and other assets	(16,925)	5,907
Income tax (payments) refunds	(5,979)	639
Accounts payable, accrued expenses and other liabilities	(6,867)	(1,533)
Deferred revenue	10,000	—

Net cash provided by operating activities	63,686	59,658

Cash flows from investing activities:
Purchases of investments available-for-sale	(342,776)	(225,311)
Maturities and sales of investments available-for-sale	206,935	182,012
Purchases of property, plant and equipment, net	(13,049)	(49,512)
Proceeds from the sale and licensing of certain assets and rights	73,333	—
Distributions from joint ventures	3,629	2,533
Refund of product rights	10,000	—
Payment for product rights	(4,500)	(5,000)

Net cash used in investing activities	(66,428)	(95,278)

Cash flows from financing activities:
Proceeds from issuances of common stock in connection with exercises of stock options	3,260	4,753
Proceeds from issuances of common stock in connection with the employee stock purchase plan	643	818
Principal payments on capital lease obligations	(1,530)	(446)

Net cash provided by financing activities	2,373	5,125

Net decrease in cash and cash equivalents	(369)	(30,495)
Cash and cash equivalents, beginning of period	42,290	67,498

Cash and cash equivalents, end of period	$41,921	$37,003

(Continued)

Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
(Continued)

	Six Months Ended
	June 30,
	2005	2004
Supplemental disclosure of non-cash investing and financing activities:
Issuance of restricted stock units, net	$(11,602)	$(1,811)

Acquisition of CTEX Pharmaceuticals, Inc., adjustment	$—	$(518)

     In the June 30, 2005 Unaudited Condensed Consolidated Balance Sheet, we recorded $11,667 of other current assets and deferred revenues as a result of meeting certain supply requirements related to the First Horizon Pharmaceutical Corporation transaction related to our Altoprev® brand pharmaceutical product. See Note 2.
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
(1) General
     The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Andrx Corporation and subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and six months ended June 30, 2005 and cash flows for the six months ended June 30, 2005, are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 (2004 10-K). The December 31, 2004 Unaudited Condensed Consolidated Balance Sheet included herein was derived from the December 31, 2004 audited Consolidated Balance Sheet included in our 2004 10-K.
     We consummated agreements for the sale and licensing of certain rights and assets related to our two former main brand products, Altoprev® and Fortamet®, on March 28, 2005, as more fully discussed in Note 2. We completed the disposition of our brand business that resulted in the termination of substantially all of the brand business employees in May 2005. Our generic business now includes our Entex® and Anexsia® product lines.
     Significant Accounting Policies
     Since December 31, 2004, none of the critical accounting policies, or our application thereof, as more fully described in our 2004 10-K, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three and six months ended June 30, 2005.
     Use of Estimates
     The preparation of these interim financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates we have made include, but are not limited to, those related to revenue recognition, sales returns and allowances (SRAs), allowance for doubtful accounts receivable, inventories and cost of goods sold, determining the useful life or impairment of goodwill and other long-lived assets and income taxes. The net revenues we report related to collaborative agreements for the sale of certain products sold by other parties are subject to numerous estimates by these other parties, such as returns and other SRAs and certain related expenses. We periodically evaluate estimates used in the preparation of consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, our historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.
     Pre-Launch Inventories
     There are typically few risks and uncertainties concerning market acceptance of approved generic products because the brand product has an established demand, and the lower priced generic product may be substituted for that referenced brand product. Therefore, in order to optimize our profit potential and avoid being at a competitive disadvantage, we have from time to time made, and may hereafter make, commercial quantities of our product candidates prior to the date that we anticipate that our Abbreviated New Drug Application (ANDA) submissions for such products will receive FDA final marketing approval (FDA Approval), and/or we have achieved a satisfactory resolution of pending patent issues, which may involve litigation, with respect to such product. We refer to these inventories as “pre-launch inventories”.
     Having pre-launch inventories of our product available for shipment, in commercial quantities, on the day we obtain the ability to prudently market our product (i.e., after FDA Approval and without undue patent infringement or other risks) requires us to, among other things, begin to validate our manufacturing processes in accordance with FDA regulations well before the date we anticipate our product will be approved, and may entail a “scale-up” process. The scale-up process allows us to modify the equipment and processes employed in the manufacture of our product to increase manufacturing lot sizes. Scale-up activities are expensed, including the raw material used in such activities.
     Raw materials for planned product launches are generally purchased well in advance of the anticipated product launch and are carried at cost. Such raw materials generally have relatively long shelf lives of five years or more, and generally can be returned to the vendor or sold if we do not use that material.
     We generally determine whether our ANDA is nearing FDA Approval based on communications with representatives of the FDA’s Office of Generic Drugs (OGD) and other factors. We generally determine whether we will be able to market our product, without undue patent or other risks, based on communications with internal and external patent counsel. The decision to begin the manufacture of pre-launch inventory is based upon our estimates of the time required to conduct the activities necessary to enable us to have sufficient quantities on hand on the date we anticipate our product can be prudently marketed. In making that decision, we also consider numerous other factors, including but not limited to, our ability to meet the manufacturing specifications that we anticipate will likely be approved for our product, the projected time necessary for us to successfully scale-up our production process and thereafter make both the validation lots and the anticipated launch quantities of our product, the expiration dates of any patents or exclusivities that might prevent the launch of our product, and other events that might potentially affect our willingness or ability to market our product. As our product will generally have a shelf life of two years, we will time our decision to begin the manufacture of pre-launch inventory so that we will have sufficient remaining commercial shelf life (generally 12 months or more, but sometimes less) at the anticipated launch date for our product.
     The decision to capitalize the cost of our pre-launch inventory typically requires us to consider whether our manufactured product will likely have sufficient remaining commercial shelf life at the time we anticipate that the product will be sold, whether our product will be manufactured in accordance with the specifications that will likely be approved for our product, and whether there has not been any adverse change in our belief that we will likely prevail in any patent infringement litigation involving our ANDA product. Based upon our review of these factors, and our determination that we will derive probable future economic benefits from our

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
pre-launch inventories, we will capitalize any direct and indirect manufacturing costs we incur during the manufacture of such inventories, including the validation lots (such lots are permitted to be sold).
     After such inventory has been produced, we will continue to evaluate the probable future economic benefits that we expect to derive from such pre-launch inventories and whether such inventories are stated at the lower of cost or market. This ongoing evaluation considers, among other things, the remaining shelf life of that inventory, current and expected market conditions, the amount of inventory on hand, the substance of any later communications with the FDA during the regulatory approval process and the then current views of our patent and/or litigation counsel. As appropriate, we will reassess these determinations and will make provisions through cost of goods sold to reduce pre-launch inventories to net realizable value. In the event the factors above do not provide a basis for determining that there is a probable future economic benefit, the manufactured cost of such pre-launch inventories, including raw material used in the manufacturing process, would be expensed as incurred.
     Production of pre-launch inventories involves the risks that FDA may not approve such product(s) for marketing on a timely basis, if ever, that such approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventories, and/or that the results of related litigation or other legal issues may not be satisfactory. If these risks were to materialize, provisions may be required to reduce the inventories to their net realizable value, if any. Such additional provisions could be material. Generally, pre-launch inventories related to publicly disclosed product candidates are separately identified except in circumstances that we believe would place us at a competitive disadvantage to do so.
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
     Revenue Recognition, including Sales Returns and Allowances
     Andrx distributed product revenues are derived from the sale of pharmaceutical products purchased from third parties, including generic products sold on behalf of our unconsolidated joint ventures. Andrx product revenues include our generic and brand product revenues. Andrx generic product revenues are derived from the sale of generic products either manufactured by us pursuant to our ANDAs or sold with our New Drug Code (NDC), but exclude generic products sold on behalf of our unconsolidated joint ventures. Andrx brand product revenues were revenues derived from the sale of branded products either manufactured by us pursuant to our New Drug Application (NDA) or sold with our NDC through March 31, 2005. Sales generated by the Entex and Anexsia product lines, previously reflected in Andrx brand product revenues, are included in Andrx generic product revenues.
     Andrx distributed product revenues and the related cost of goods sold are recognized at the time the product is accepted by our customers.
     Andrx generic and brand product revenues and the related cost of goods sold are recognized after products are accepted by our customers and are based on our estimates of when such products will be pulled

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
through the distribution channel. We do not recognize revenue and the related cost of goods sold where we believe the customer has more than a reasonable level of inventory, taking into account, among other things, historical prescription data provided by external independent sources, projected prescription data, historical purchases and demand, incentives granted to customers, customers’ right of return, competing product introductions and our product inventory levels in the distribution channel, all of which we periodically evaluate.
     Allowances against sales for estimated discounts, rebates, returns, chargebacks, shelf stock adjustments and other SRAs are established by us concurrently with the recognition of revenue. Accruals for these SRAs are presented in the Unaudited Condensed Consolidated Balance Sheets as reductions to accounts receivable, net or within accrued expenses and other liabilities.
     Our most significant SRAs vary depending upon the business segment. In our distribution business, our most significant SRAs are for estimated returns, discounts and rebates. SRAs for estimated discounts and rebates have historically been predictable and less subjective. In our generic business, our most significant SRAs are for estimated discounts, customer and Medicaid rebates, returns, chargebacks and shelf stock adjustments. Of these estimates, the estimates for returns, chargebacks and shelf stock adjustments are more subjective and, consequently, may be more variable. In our brand business, our most significant SRAs were for estimated discounts, returns, Medicaid rebates and managed care rebates. Of these estimates, the estimates for returns are more subjective and, therefore, may be more variable.
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

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
     Accruals related to SRAs are reflected in the Unaudited Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
	2005	2004
Accruals included in accounts receivable, net	$30,135	$31,219
Accruals included in accrued expenses and other liabilities	27,116	31,958

Total	$57,251	$63,177

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
     When we enter into revenue arrangements with multiple deliverables, we evaluate and determine whether the deliverables are separate units of accounting and we divide the deliverables into separate units of accounting in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”. If the deliverables are separate units of accounting and there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units based on their relative fair values. If there is no reliable and objective evidence of fair value for a delivered item, but there is objective and reliable evidence of fair value for the undelivered item(s), the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). If there is no reliable and objective evidence of fair value for an undelivered item, or if the arrangement consideration allocable to a delivered item does not have standalone value to the customer, or a right of return exists, the delivered item does not qualify as a separate unit of accounting. In this case, the consideration received for that deliverable is combined with the amount allocable to the other undelivered item(s), deferred and recognized systematically over the periods that the revenues are earned. Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” provides additional interpretation and guidance in the application of EITF Issue No.00-21. See Note 2.
     During the three and six months ended June 30, 2005, other revenues include the accretion of the deferred revenue associated with the sale and licensing of certain rights and assets related to Fortamet to First Horizon, as well as the related Fortamet and Altoprev contract manufacturing revenues associated with the manufacturing and supply of these products, recognized when product is shipped. See Note 2.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
     Income Taxes
     Our future effective tax rate is based on estimates of expected results of operations, enacted statutory tax rates and tax planning strategies. Significant judgment is required in determining our effective tax rate and the ultimate resolution of our tax return positions. Despite our belief that our tax return positions are correct, our policy is to establish accruals for tax contingencies that may result from examinations by tax authorities. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions. See Note 7.
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
     The following table summarizes our pro forma consolidated results of operations as though the provisions of the fair value-based method of accounting for employee stock-based compensation of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” had been used:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income:
As reported	$7,998	$6,444	$43,335	$33,106
Add: stock-based employee compensation expense included in reported net income, net of related tax effect	512	228	857	423
Deduct: total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effect	(540)	(4,008)	(27,478)	(6,956)

Pro forma net income	$7,970	$2,664	$16,714	$26,573

Basic net income per common share:
As reported	$0.11	$0.09	$0.59	$0.46

Pro forma	$0.11	$0.04	$0.23	$0.37

Diluted net income per common share:
As reported	$0.11	$0.09	$0.59	$0.45

Pro forma	$0.11	$0.04	$0.23	$0.36

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
     On March 2, 2005, we accelerated the vesting of out-of-the-money unvested stock options based on a review of our long-term incentive programs in light of current market conditions and the issuance of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). An option was considered out-of-the-money if the exercise price was greater than the March 2, 2005 NASDAQ market closing price of $21.57. As a result of the acceleration, options outstanding at March 2, 2005 to acquire approximately 2,000,000 shares of Andrx common stock, with a weighted-average exercise price of $34.98, became immediately exercisable. We believe that the acceleration of the vesting of these stock options will eliminate the need for recognizing future compensation expense associated with these options. In accordance with APB Opinion No. 25, this acceleration did not result in the recognition of any compensation expense; however under the fair value-based method of accounting of SFAS No. 123, compensation expense would have been recognized, resulting in the significant increase in pro forma compensation expense for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
     The fair value of our options was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk-free interest rate	—	2.8%	4.2%	3.0%
Average life of options (years)	—	3.0	6.0	5.9
Average volatility	—	82%	70%	83%
Dividend yield	—	—	—	—
     The range of fair values per share of our options, as of the respective dates of grant, was $14.14 to $14.62 for stock options granted during the three months ended March 31, 2005, and $10.89 to $20.14, and $10.89 to $21.60 for stock options granted during the three and six months ended June 30, 2004, respectively. There were no stock options granted during the three months ended June 30, 2005.
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
June 30, 2005
(in thousands, except for share and per share amounts)
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
     On March 2, 2005, we accelerated the vesting of out-of-the-money unvested stock options, as previously discussed. In accordance with APB Opinion No. 25, this acceleration did not result in the recognition of any compensation expense. There can be no assurance that the acceleration of the vesting of these options will not result in some future compensation expense. We will begin to expense the remaining in-the-money unvested stock options awarded to acquire approximately 900,000 shares of Andrx common stock beginning January 2006, in accordance with the SEC’s extension of the compliance dates for SFAS No. 123(R). We estimate the compensation expense to be recognized related to these options, assuming no forfeitures and no additional grants, will be approximately $2,350, of which $1,550, $650, and $150 will be expensed in 2006, 2007, and thereafter, respectively.
     Once the provisions of SFAS No. 123(R) go into effect, our Employee Stock Purchase Plan (ESPP) will also be treated as compensatory. The compensation expense that will be recognized in connection with our ESPP will depend on the number of employees participating in the plan, our stock price at the end of each month, and other factors. Had SFAS No. 123(R) been in effect for the six months ended June 30, 2005, the compensation expense recognized in connection with our ESPP would have been immaterial to our results of operations.
     Accounting for Income Taxes – the American Jobs Creation Act of 2004
     In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP FAS 109-1 states that the qualified production activities deduction under the American Jobs Creation Act of 2004 be accounted for as a special deduction in accordance with FAS 109, and not as a rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company’s tax return, and not by adjusting deferred taxes in the period of enactment. FSP FAS 109-1 was effective upon issuance. This standard and the American Jobs Creation Act of 2004 did not have a material impact on our Consolidated Financial Statements.
     Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of changes in accounting principles, requiring retrospective application to prior periods’ financial statements,

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     Change in Accounting Estimate
     In June 2004, the FDA approved an NDA for an over-the-counter (OTC) product containing the same active ingredients as our Entex PSE prescription product. According to FDA guidance, once FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA action. As a result, in July 2004, we began amortizing the remaining carrying amount of our Entex product rights over 18 months and the amortization expense related to the Entex product rights increased by $3,056 to $4,526 on an annual basis. This change in accounting estimate decreased our reported net income by $963, and basic and diluted earnings per share by $0.01 per share each, for the six months ended June 30, 2005.
     Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation. In the Unaudited Condensed Consolidated Statement of Income for the three and six months ended June 30, 2004, we reclassified royalties on our generic version of Cardizem® CD to our former co-chairman and Chief Scientific Officer from SG&A to cost of goods sold in the amounts of $845 and $1,732, respectively. In the Unaudited Condensed Consolidated Statements of Cash Flows, we reclassified from cash and cash equivalents to investments available-for-sale $48,550 and $42,750 as of June 30, 2004 and December 31, 2003, respectively, as well as $13,041 from change in accounts payable, accrued expenses and other liabilities to change in accrual for tax contingencies for the six months ended June 30, 2004.
(2) Disposition of the Brand Business
     First Horizon Transaction
     In December 2004, our board of directors approved a plan to divest, or seek other strategic alternatives for our brand pharmaceutical business. On March 28, 2005, we consummated agreements with First Horizon for the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products, and the manufacturing and supply of these products, at which time we received $50,000 related to Fortamet. We are entitled to receive up to $35,000 in proceeds for Altoprev, contingent upon meeting certain supply requirements, as defined. Proceeds we receive for Altoprev are refundable if certain supply requirements, as defined, are not maintained over a specified period. Of such $35,000 amount, $23,333 was received in April 2005 and the remaining $11,667 was recorded in June 2005 and is included in other current assets in the June 30, 2005 Unaudited Condensed Consolidated Balance Sheet, as we believe that our agreements with First Horizon currently entitle us to receive such $11,667. However, we received only $4,084 of such amount in July 2005 due to First Horizon’s contention that the $7,583 balance is not due to us as a result of a disagreement concerning the dating of the 60mg product to be delivered by us to First Horizon. We are also entitled to receive royalties of 8% and 15% of net sales, as defined, from First Horizon’s sales of Fortamet and Altoprev, respectively, until a respective product encounters generic competition. We have retained our obligation to pay a royalty to Sandoz Inc. related to net sales of Fortamet, as defined, until May 2009, which is subject to certain annual minimums ranging from $4,000 to $5,000 and a $10,000 annual maximum. We initially deferred recognition of the $85,000 as described below. The manufacturing and supply agreement for Fortamet and Altoprev entered into with First Horizon is for a ten-year term and is subject to a two-year notice of intent by us to terminate beginning five years after the date the agreement was executed. Transaction related

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
costs of approximately $1,778 were deferred and recorded in other assets, and are being amortized to cost of goods sold over the ten-year term of the manufacturing and supply agreement.
     The transaction with First Horizon constitutes a revenue arrangement with multiple deliverables consisting of the licensing of the rights to the products and the manufacture and supply of the products. We do not have objective and reliable evidence of the fair value of the licensing of the rights to Fortamet and Altoprev. In addition, we are unable to reliably estimate future production requirements under our manufacturing and supply arrangements in order to determine the fair value of the related contract manufacturing services, as we are not able to reliably estimate future prescription levels or the timing of potential generic introductions of each respective product. Also, we estimate that the profit margin in the manufacturing and supply agreement is below a fair market value margin for these types of services. As a result, the $85,000 of up-front fees to be received from First Horizon will be deferred and recognized as revenue on a straight-line basis generally over the ten-year term of the manufacturing and supply agreement.
     Since we are required to refund all or a portion of the Altoprev proceeds in the event that we are unable to meet certain supply requirements, as defined, we cannot recognize any deferred revenue related to Altoprev until that contingency begins to abate ratably over a 30-month period in August 2005. In the second quarter of 2005, we recognized $1,250 of deferred revenue related to Fortamet. As of June 30, 2005, we had deferred revenue related to Fortamet and Altoprev of $83,750, included in deferred revenue in the June 30, 2005 Unaudited Condensed Consolidated Balance Sheet.
     The Brand Business Segment included $26,316 of goodwill, which we evaluated for impairment subsequent to the First Horizon transaction. The remaining products (our Entex and Anexsia lines) do not require sales force promotion and are currently managed by our generic business. As a result, we made the decision to terminate substantially all of our brand business employees in May 2005, which effectively completed the disposition of the brand business. Consequently, the brand business goodwill was deemed to have no implied fair value. Accordingly, in the first quarter of 2005, we recorded a non-cash goodwill impairment charge of $26,316, included in goodwill impairment, litigation settlements and other charges in the Unaudited Condensed Consolidated Statement of Income for the six months ended June 30, 2005.
     During the 2005 first quarter, we recorded charges associated with the disposition of our brand business, including i) personnel related charges for severance, performance incentives and retention of approximately $9,957, reflected in SG&A, and ii) $3,805 of non-cash charges, including the write-off of $1,000 of inventory and $2,258 of sample inventory for Altoprev and Fortamet, included in cost of goods sold and SG&A, respectively. As of June 30, 2005, the remaining personnel related accruals associated with the disposition of the brand business were $3,542.
     We continued to incur operating expenses in the second quarter of 2005 as we wound down the brand business. We will record an additional estimated $500 of severance cost in the third quarter of 2005 and may potentially incur additional costs related to leased facilities, which we currently estimate to be approximately $1,000.
     As of December 31, 2004, we ceased depreciating and amortizing assets held for sale. As part of the First Horizon transaction, we retained $3,889 of Fortamet product rights, net, which we resumed amortizing in April 2005 over approximately two years.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
     Termination of Cardura XL Agreement
     In November 2003, we entered into a five-year supply and distribution agreement with Pfizer Inc. in the U.S. regarding their NDA for Cardura® XL, a sustained-release formulation of doxazosin mesylate used to treat benign prostatic hyperplasia (BPH). We paid Pfizer $10,000 upon execution of this agreement. This $10,000 amount was included in prepaid and other current assets in the December 31, 2004 Unaudited Condensed Consolidated Balance Sheet. In January 2005, we notified Pfizer that we were exercising our right to terminate this agreement and Pfizer refunded the $10,000 to us in February 2005.
(3)	Inventories and Cost of Goods Sold
     Inventories consist of the following:

	June 30, 2005			December 31, 2004
	Commercial	Pre-launch	Total	Commercial	Pre-launch	Total
Raw materials	$18,861	$12,502	$31,363	$17,841	$7,603	$25,444
Work in process	15,958	2,016	17,974	12,274	2,623	14,897
Finished goods	126,441	546	126,987	155,444	1,519	156,963

	$161,260	$15,064	$176,324	$185,559	$11,745	$197,304

     Pre-launch inventories as of June 30, 2005 consisted primarily of our generic version of Biaxin® XL, which has been approved by FDA and is subject to patent litigation (see Note 13), and our generic version of Monopril®, as well as $1,525 of raw materials of our generic version of Concerta®. Pre-launch inventories as of December 31, 2004 consisted primarily of our generic version of Concerta. The remaining shelf lives of our pre-launch inventories generally exceed one year.
     The following table summarizes charges to cost of goods sold associated with production related write-offs, write-offs of pre-launch inventories, impairment charges, and under-utilization and inefficiencies related to the manufacture of our products and product candidates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Production related write-offs	$3,143	$6,263	$5,569	$12,496

Write-offs of pre-launch inventories	4,852	191	6,109	1,891

Impairment charges:
North Carolina facility	—	14,535	—	14,535
Entex product rights	—	3,500	—	3,500
Under-utilization and inefficiencies of manufacturing operations	1,891	3,030	4,251	4,423

	$9,886	$27,519	$15,929	$36,845

     Production related write-offs represent inventory write-offs at our manufacturing facilities. For the three and six months ended June 30, 2005, write-offs of pre-launch inventories primarily consisted of $4,271 and $5,282, respectively, related to our generic version of Concerta. These write-offs primarily resulted from the aging of product that may be short-dated by the date we currently anticipate that our product will likely be sold.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
     In July 2005, the first patent related to Concerta was listed in the FDA’s Electronic Orange Book. Although we filed our Paragraph IV certification with the FDA relating to this patent and notified the NDA holder and all patentees of such certification, we learned that FDA received the first Paragraph IV certification as to this patent prior to our certification. Consequently, it is likely that FDA will award the 180-day marketing exclusivity rights to another ANDA filer. It is also our understanding that, under current law, no 30-month stay of approvals will be imposed as a result of any litigation that results from the listing of this patent in the Orange Book. While we believe that we have an approvable product, as evidenced by the building of pre-launch inventories, our approval may now be subject to the 180-day exclusivity period granted to another ANDA filer. Based on these recent events, we no longer believe that the FDA will approve our generic version of the Concerta product during 2005. Consequently, we have re-evaluated the probable future economic benefits related to certain of our pre-launch inventories due to dating and have expensed $4,147 to cost of goods sold related to our pre-launch inventories.
     We purchased our North Carolina facility in December 2002 for approximately $28,250, and began renovating the facility in 2003. In June 2004, we determined that a significant expansion of our Florida facilities would allow us to fulfill our current and projected manufacturing requirements through at least 2007, and decided to discontinue renovation of our North Carolina facility. These actions, among other things, made it more likely than not that this facility will be sold. Accordingly, in June 2004, we recorded a $14,535 impairment charge to our Generic Products Segment cost of goods sold, which represented the difference between the carrying value and the estimated fair value of our North Carolina facility based on independent appraisals. We entered into a listing agreement for this facility in July 2005. Management estimates that it is likely that the sale of this facility will not be completed within one year. The ultimate amount realized from a sale of this facility may differ from our fair value estimate.
     In June 2004, as a result of the FDA approval of an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product, we recorded a charge of $3,500 to our cost of goods sold related to the impairment of our Entex product rights. The charge was originally recorded as part of the Brand Products Segment, but has been reclassified to the Generic Products Segment herein (see Notes 12 and 13).
(4)	Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2005	2004
Tax accruals, excluding payroll taxes	$23,234	$56,397
SRAs	27,116	31,958
Payroll, payroll taxes and related benefits	18,363	22,016
Other	23,033	25,798

	$91,746	$136,169

See Note 7 for discussion related to our tax accruals.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
(5)	Collaborative Agreements
Generic Lovenox
     On May 2, 2005, we entered into an agreement to obtain certain exclusive marketing rights for both strengths of Amphastar Pharmaceuticals, Inc.’s proposed generic version for Aventis Pharmaceuticals, Inc.’s Lovenox® (enoxaparin sodium) injectable product. Amphastar submitted its ANDA for generic Lovenox to the FDA in March 2003, and is the subject of a patent infringement lawsuit filed by Aventis. In June 2005, the United States District Court for the Central District of California granted summary judgment in Amphastar’s favor in the patent infringement lawsuit filed by Aventis relating to this ANDA. As a result of this court decision, the 30-month stay of approval of this ANDA imposed by law is no longer in effect, though such decision will not trigger any right Amphastar’s ANDA may have to a 180-day period of exclusivity; assuming Aventis appeals that decision, as they publicly indicated they would. However, approval of Amphastar’s ANDA continues to be delayed by a Citizen Petition and possibly other factors. On July 18, 2005, Amphastar submitted additional comments on Aventis’ Citizen Petition.
     The marketing rights we obtained from Amphastar generally extend to the U.S. retail pharmacy market. To obtain such rights, we paid $4,500 upon execution of the agreement, which was included in other assets in the June 30, 2005 Unaudited Condensed Consolidated Balance Sheet, and will make an additional $5,500 payment to Amphastar once certain milestones relating to the product are achieved, including obtaining FDA marketing approval and a favorable resolution of the pending patent litigation. In exchange, we will receive up to 50% of the net profits, as defined, generated from sales of Amphastar’s product in the retail pharmacy market. Under certain specified conditions, we have the right to receive a refund of the amounts we paid to Amphastar.
Actos and Extended-Release Metformin Combination Product
     In December 2003, we entered into an agreement with Takeda Chemical Industries, Ltd. to develop and market a combination product consisting of Takeda’s Actos® (pioglitazone) and our extended-release metformin, each of which is administered once a day for the treatment of Type 2 diabetes. We are responsible for the formulation and manufacture of this combination product and Takeda is responsible for obtaining regulatory approval of and marketing this combination product, both in the U.S. and in other countries. In June 2005, we recorded the second $10,000 milestone payment due to the occurrence of certain specified events, which is included in other current assets in the June 30, 2005 Unaudited Condensed Consolidated Balance Sheet. We received the $10,000 payment in July 2005. Deferred revenue in the June 30, 2005 Unaudited Condensed Consolidated Balance Sheet includes $20,000 associated with the Takeda agreement, as the amounts to be retained by us are contingent upon the occurrence of certain future events. In addition, for the three and six months ended June 30, 2005, we have recorded as a reduction to research and development expenses $1,753 and $2,433, respectively, of reimbursement of development costs from Takeda.
(6)	Licensing and Royalties Revenue
     For the three and six months ended June 30, 2005, we recorded $6,748 and $11,457, respectively, of licensing and royalties revenue primarily resulting from agreements with First Horizon (see Note 2), Kremers Urban Development Company (KUDCo), Ranbaxy Pharmaceuticals Inc., and Mallinckrodt, Inc. related to Fortamet and Altoprev, and generic versions of Prilosec®, Monopril-HCT®, and Anexsia, respectively. For the three and six months ended June 30, 2004, licensing and royalties revenue of $12,489 and $32,624, respectively, primarily resulted from our agreement with Teva Pharmaceuticals Curacao N.V. and Impax Laboratories, Inc. related to generic versions of Wellbutrin SR® 150mg and Zyban®, which expired in September and November 2004, respectively. Our agreement with KUDCo expires in February 2006 and our agreement with Ranbaxy expired in June 2005.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
(7)	Income Taxes
     For the three months ended June 30, 2005, we recorded a provision for income taxes of $4,902, which was in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes. For the six months ended June 30, 2005, we recorded an income tax benefit of $52,442, which was in excess of the expected annual effective federal statutory rate of 35% primarily due to the reversal of accrued tax contingencies and the benefit from the recognition of a net operating loss carryforward in the first quarter of 2005 as a result of the Internal Revenue Service (IRS) completion of its audit of our 2003 income tax return and, to a lesser extent, the effect of state income taxes. For the three and six months ended June 30, 2004, we recorded a provision for income taxes of $3,953 and $20,290, respectively, which was in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes.
     Our 2003 income tax return reflected a significant tax loss as the result of certain ordinary business developments. We believed the loss was appropriate and deductible. Nevertheless, due to the complexity of the tax rules and likelihood of a review and subsequent challenge by the taxing authorities, we recorded an accrual to fully offset the resulting 2003 and 2004 income tax benefits. As of December 31, 2004, we had accrued $31,321 related to this tax contingency that was included in accrued expenses and other liabilities in our Unaudited Condensed Consolidated Balance Sheet. The IRS began its audit of the 2003 income tax return shortly after the return was filed in September 2004. During March 2005, the IRS agreed the 2003 loss was deductible, but not the amount of such loss. In April 2005, the IRS disallowed a portion of the 2003 loss in the amount of $40,522, and completed their examination of our 2003 income tax return. Due to the resolution of the 2003 loss with the IRS and the completion of the 2003 examination, in the first quarter of 2005, we recognized a one-time tax benefit of approximately $48,971 as a result of the reversal of previously accrued income tax contingencies of $32,335 and recognition of an additional $16,636 net operating loss carryforward, tax effected. Excluding the impact from the resolution of the 2003 loss, our effective tax rate for the six months ended June 30, 2005 would have been 38%.
     The IRS is in the process of concluding their audits for the years 1999 through 2002. During those years, despite our belief that our tax return positions are correct, we established accruals for tax contingencies that may become payable in the event our positions are not upheld. As of June 30, 2005, we had remaining accrued tax contingencies of $21,041 included in accrued expenses and other liabilities in the Unaudited Condensed Consolidated Balance Sheet.
     Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.
(8)	Earnings Per Share
     Earnings per share is calculated in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of basic and diluted earnings per share. For the three and six months ended June 30, 2005 and 2004, the shares used in computing basic net income per share are based on the weighted average shares of common stock outstanding, including the vested portion of restricted stock units. Diluted per share calculations included weighted average shares of common stock outstanding, including the vested portion of restricted stock units, plus dilutive common stock equivalents, computed using the treasury stock method. Our common stock equivalents consist of stock options and the unvested portion of restricted stock units.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
     A reconciliation of the denominators of basic and diluted earnings per share of common stock is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic weighted average shares of common stock outstanding	73,224,000	72,714,000	73,119,000	72,630,000
Effect of dilutive items:
Stock options and unvested restricted stock units, net	433,000	937,000	505,000	998,000

Diluted weighted average shares of common stock outstanding	73,657,000	73,651,000	73,624,000	73,628,000

Anti-dilutive weighted average common stock equivalents	4,930,000	2,849,000	4,717,000	2,844,000

(9)	Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive income and its components in financial statements. The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$7,998	$6,444	$43,335	$33,106
Investments available-for-sale:
Unrealized gain (loss), net	554	(845)	(143)	(824)
Income tax (provision) benefit	(205)	321	53	313

	349	(524)	(90)	(511)

Comprehensive income	$8,347	$5,920	$43,245	$32,595

(10)	Issuance of Restricted Stock Units
     On March 17, 2005, we granted a total of 75,000 restricted stock units (RSUs) to seven non-employee directors. Each RSU represents the right to acquire one share of Andrx common stock. Based on the March 17, 2005 closing price of Andrx common stock, the total compensation expense is $1,703. The compensation expense will be recognized from 2005 through 2010 on a straight-line basis in accordance with the underlying vesting provisions.
     During the 2005 second quarter, we granted 487,000 RSUs, of which 391,000 vest annually over seven years (service based RSUs) and 96,000 vest in April 2009, subject to acceleration if we achieve certain defined performance criteria, as measured against our 2006 audited financial results (performance based RSUs). Both service based RSUs and performance based RSUs may be accelerated, in whole or in part, at the discretion of the Compensation Committee of our board of directors and under certain other circumstances. The total related compensation expense is based on the NASDAQ closing market price of Andrx common stock on the date of grant. The total compensation expense related to the service based RSUs is $8,400 and will be recognized on a straight-line basis over seven years. The compensation expense for the performance based RSUs of $2,100 will

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
be recognized through the first quarter of 2007 to the extent we believe the performance criteria will be achieved. In the event that it is determined that it is more likely than not that the performance criteria will not be achieved, any remaining unamortized compensation expense will be recognized on a straight-line basis over the remaining vesting period.
(11)	401(k) and Profit Sharing Plan
     Effective January 1, 2005, we match employee contributions to the 401(k) Plan on a dollar-for-dollar basis, up to 6% of an employee’s eligible salary and bonus. Prior to this change, we matched 50% of the first 5% of an employee’s contribution, subject to certain limitations. If we achieve specific financial goals that will be established annually, a portion of our profits will be funded into the 401(k) Plan for the benefit of substantially all full-time Andrx employees as of the end of the year that have worked more than 501 hours during the year.
(12)	Segments
     See our 2004 10-K, for a discussion of our business segments. Revenues and costs associated with the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products to First Horizon, including the accretion of the deferred revenue, the contract manufacturing revenues and cost of goods sold and the royalty revenues, are included in the Corporate and Other Segment. Revenues and cost of goods sold related to our Entex and Anexsia product lines have been reclassified from the Brand Products Segment to the Generic Products Segment.
     The following table presents financial information by business segment:

	As of or for the Three Months Ended June 30, 2005
	Distributed	Generic	Brand	Corporate
	Products	Products	Products	& Other	Consolidated
Revenues	$168,833	$82,318	$—	$7,918	$259,069
Income (loss) from operations	15,007	11,946	(3,029)	(13,510)	10,414
Equity in earnings of joint ventures	—	715	—	—	715
Interest income	—	—	—	2,355	2,355
Interest expense	—	—	—	584	584
Depreciation and amortization	621	6,103	90	2,173	8,987
Purchases of property, plant and equipment, net	710	4,298	(825)	(5)	4,178
Total assets	176,193	395,081	766	515,425	1,087,465

	As of or for the Three Months Ended June 30, 2004
	Distributed	Generic	Brand	Corporate
	Products	Products	Products	& Other	Consolidated
Revenues	$163,327	$111,270	$15,987	$—	$290,584
Income (loss) from operations	13,575	28,369	(13,331)	(19,087)	9,526
Equity in earnings of joint ventures	—	765	—	—	765
Interest income	—	—	1	692	693
Interest expense	—	—	29	558	587
Depreciation and amortization	755	5,605	672	1,296	8,328
Purchases of property, plant and equipment, net	335	31,790	—	3,124	35,249
Total assets	211,089	379,809	69,603	353,488	1,013,989

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)

	Six Months Ended June 30, 2005
	Distributed	Generic	Brand	Corporate
	Products	Products	Products	& Other	Consolidated
Revenues	$348,602	$165,579	$13,888	$8,703	$536,772
Income (loss) from operations	28,048	31,551	(46,330)	(26,806)	(13,537)
Equity in earnings of joint ventures	—	1,739	—	—	1,739
Interest income	—	—	—	3,961	3,961
Interest expense	—	—	15	1,255	1,270
Depreciation and amortization	1,248	12,073	248	3,860	17,429
Purchases of property, plant and equipment, net	932	12,264	(825)	678	13,049

	Six Months Ended June 30, 2004
	Distributed	Generic	Brand	Corporate
	Products	Products	Products	& Other	Consolidated
Revenues	$336,822	$218,911	$27,026	$—	$582,759
Income (loss) from operations	26,775	80,035	(24,557)	(31,369)	50,884
Equity in earnings of joint ventures	—	2,267	—	—	2,267
Interest income	—	—	1	1,436	1,437
Interest expense	—	—	51	1,141	1,192
Depreciation and amortization	1,524	11,188	1,075	2,423	16,210
Purchases of property, plant and equipment, net	620	42,646	147	6,099	49,512
     For the three and six months ended June 30, 2004, we reclassified revenues of $4,328 and $9,261, respectively, and gross profit (loss) of $(312) and $3,641, respectively, related to our Entex and Anexsia product lines from the Brand Products Segment to the Generic Products Segment. In addition, for the three and six months ended June 30, 2004, we reclassified product rights amortization of $455, and $910, respectively, related to our Entex and Anexsia product lines from the Brand Products Segment to the Generic Products Segment. For the three months ended March 31, 2005, we classified revenues of $4,906, gross profit of $3,167, and product rights amortization of $1,219 related to our Entex and Anexsia product lines as part of the Brand Products Segment. For the six months ended June 30, 2005, these amounts have been classified as part of the Generic Products Segment. For the three months ended March 31, 2005, we classified contract manufacturing revenues of $786 and gross loss of $222 as part of the Brand Products Segment. For the six months ended June 30, 2005, these amounts have been classified as part of the Corporate and Other Segment. For the June 30, 2004 total assets, we reclassified product rights and inventories of $8,280 related to our Entex and Anexsia product lines from the Brand Products Segment to the Generic Products Segment.
     Generic Products Segment revenues by group of similar products are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Controlled-release	$57,219	$76,554	$116,196	$141,992
Immediate-release and niche	18,763	18,581	34,604	36,199
Other	2,353	3,646	6,083	8,029

Total generic product sales, net	78,335	98,781	156,883	186,220
Licensing and royalties	3,983	12,489	8,696	32,691

Total Generic Product Segment revenues	$82,318	$111,270	$165,579	$218,911

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
(13)	Litigation, Contingencies and Commitments
     Ongoing Patent Infringement Litigation
     Following submission of a Paragraph IV certification that our ANDA product candidate does not infringe the valid patent rights of the referenced brand product, we would anticipate that patent infringement litigation will be commenced against us. Generally, unless we commence selling such ANDA product before the related litigation has been concluded, we would not incur any substantial damages in connection with this type of litigation. See our 2004 10-K for a complete discussion of such matters.
    Naproxen Sodium (Naprelan)
     In March 2002, the U.S. District Court for the Southern District of Florida issued an order that Elan Corporation Plc’s patent was invalid, and in September 2002, we commenced selling naproxen sodium, our generic version of Naprelan®. In March 2003, the District Court issued an order denying, among other things, (i) Elan’s motion for reconsideration of the March 2002 order invalidating its patent, and (ii) our motion asking the District Court for a ruling on our non-infringement defenses. Both parties appealed that March 2003 decision. On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the Elan patent was invalid, and remanded the case back to the District Court for a determination as to whether our product infringes the Elan patent. On July 12, 2005, the Federal Circuit Court of Appeals issued a decision, in an unrelated case, on how a court should address issues of claim construction, and the District Court judge handling our case instructed the parties to file briefs on how the District Court should proceed in this matter in light of the Federal Circuit Court of Appeals decision. In January 2005, Elan filed a complaint in the U.S. District Court for the Southern District of Florida seeking willful damages as a result of our sale of our generic version of Naprelan. In February 2005, we filed our answer to Elan’s January 2005 complaint and filed a counterclaim for declaratory relief for unenforceability due to inequitable conduct and for non-infringement and invalidity of the applicable patent. We are not in a position to determine the ultimate outcome of this matter. However, since we have sold and are continuing to sell our generic version of Naprelan, an adverse determination could have a material adverse effect on our business and our consolidated financial statements.
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

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
     Clarithromycin ER (Biaxin XL)
     In October 2002, we submitted an ANDA seeking FDA approval to market Clarithromycin extended-release tablets 500mg, our generic version of Abbott Laboratories’ Biaxin XL 500mg product. On March 14, 2005, Abbott filed a complaint against Andrx Corporation in the United States District Court for the Northern District of Illinois for alleged patent infringement, which was amended on March 25, 2005, to instead name Andrx Pharmaceuticals, Inc. as the defendant in that action. In April 2005, Abbott filed a second amended complaint wherein it seeks to enjoin Andrx or any of its entities from commercially manufacturing, using, offering to sell or selling generic versions of Biaxin XL. Additionally, Abbott seeks declaratory judgment of infringement against Andrx for four patents related to Abbott’s product. On March 30, 2005, we filed for a declaratory judgment in the United States District Court for the Southern District of Florida against Abbott Laboratories and Taisho Pharmaceuticals (the owner of one of the patents at issue with Abbott) for non-infringement and invalidity of six patents related to Abbott’s Biaxin product. On May 20, 2005, we and Abbott entered into an agreed temporary restraining order (TRO) to enjoin us from selling or offering to sell our product in the United States until a ruling is entered on Abbott’s motion for preliminary injunction against Andrx or following ten days notice by Andrx, if the court fails to issue a ruling with respect to such hearing by the end of September 2005. The preliminary injunction hearing is presently scheduled to occur in September 2005. The TRO further stipulates that it will automatically vacate if any other party sells, offers to sell or imports any generic Biaxin XL product prior to a ruling on Abbott’s preliminary injunction. Abbott was directed to post a $20 million bond. We are at this time unable to determine the ultimate outcome of these matters.
     Metoprolol Succinate (Toprol-XL)
     In 2003 and 2004, we filed ANDAs seeking FDA approval to market metoprolol succinate extended-release tablets in the 25mg, 50mg, 100mg and 200mg strengths, respectively, of our generic versions of Toprol-XL®. AstraZeneca AB, Aktiebolaget Hassle and AstraZeneca LP sued us for patent infringement in the U.S. District Court for the District of Delaware in February 2004 on the 50mg strength, in July 2004 on the 25mg strength, and in December 2004 on the 100mg and 200mg strengths. On August 9, 2004, the Multidistrict Litigation Panel consolidated and sent to the U.S. District Court for the Eastern District of Missouri the three pending metoprolol succinate patent infringement cases brought by Astra against Andrx and two other generic drug companies for pretrial discovery purposes. Both Astra and Andrx have filed motions for summary judgment that are still pending with the Court. We are at this time unable to determine the ultimate outcome of these matters, but an adverse determination is unlikely to have a material adverse effect on our consolidated financial statements unless we were to commence selling our product prior to such determination.
     Sodium Valproate
     We filed an ANDA seeking FDA approval to market a generic version of Depakote®, and in March 2000, Abbott Laboratories sued us in the U.S. District Court for the Southern District of Florida for patent infringement. The FDA refused to accept our ANDA and as a result, we filed a 505(b)(2) application to market a sodium valproate product that is bioequivalent to Depakote. In May 2003, Abbott filed a new infringement complaint against us in the same U.S. District Court in connection with our new application. Both cases were consolidated and the original ANDA lawsuit was subsequently dismissed without prejudice. On May 23, 2005, we filed a motion for summary judgment of non-infringement. This summary judgment motion is set for oral argument on September 23, 2005. The trial of this matter has been tentatively scheduled to begin in October 2005. We are at this time unable to determine the ultimate outcome of these matters, but an adverse determination is unlikely to have a material adverse effect on our consolidated financial statements unless we were to commence selling our product prior to such determination.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
     Other Pending Litigation
     Drug Pricing Litigation
     On August 4, 2004, the City of New York filed an action in the U. S. District Court for the Southern District of New York against numerous pharmaceutical companies, including us, claiming they overcharged Medicaid for prescription medications. Since then, 26 separate New York counties filed complaints reiterating the same type of allegations against Andrx. These complaints generally allege overpayments of varying amounts with respect to our products, in particular our generic versions of Glucophage XR and Cardizem CD. On June 15, 2005, plaintiffs filed a consolidated complaint wherein Andrx, along with other companies, was no longer named as a defendant. One other New York State action, by Erie County, remains pending in the Supreme Court of the State of New York. In addition, the state of Alabama, by its Attorney General, filed a similar lawsuit against numerous pharmaceutical companies, including Andrx, in the Circuit Court of Montgomery County, Alabama. In July 2005, the Alabama matter was transferred to the U.S. District Court for the Middle District of Alabama. Thereafter, the Alabama Attorney General filed a motion to transfer the case back to the state court. There are reportedly numerous other lawsuits and investigations pending throughout the country against pharmaceutical companies related to these issues, which may result in additional claims against us. Though we are at this time unable to determine the ultimate outcome of these matters, an adverse determination could have a material adverse effect on our business and our consolidated financial statements.
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
     On November 26, 2002, the U.S. District Court for the Eastern District of Michigan approved a settlement between the direct purchasers and Aventis and us. In October 2003, the U.S. District Court for the

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
Eastern District of Michigan approved a settlement between the indirect purchasers and Aventis and us. In November 2004, the U.S Court of Appeals for the Sixth Circuit denied an appeal of the District Court’s approval of that settlement. On May 23, 2005, the U.S. Supreme Court refused to hear the appeal. On May 31, 2005, a motion was entered granting the plaintiffs motion to distribute the settlement funds to consumers.
     All of the cases regarding this matter have been settled or dismissed or are in the process of being dismissed.
     Wellbutrin SR Related Securities Claims
     Seven complaints were filed against us and certain of our current and former officers and directors for alleged material misrepresentations regarding the expiration dating for our generic versions of Wellbutrin SR/Zyban and that we knew that our products would not receive timely FDA approval. All of these cases were consolidated and on October 20, 2003, the plaintiffs filed a consolidated amended class action complaint in the U.S. District Court for the Southern District of Florida against us and Richard J. Lane, our former Chief Executive Officer, alleging a class period from March 1, 2002 through March 4, 2003. After the District Court granted our motion to dismiss this complaint, on March 5, 2004, the plaintiffs further amended their complaint. This matter was settled in March 2005 for $2,500, which has been preliminarily approved by the court subject to a settlement hearing date of October 7, 2005. The proposed settlement does not require a material payment by us, as the settlement proceeds will mainly be paid by our insurance carrier.
     PPA Litigation
     Beginning in October 2001, 12 product liability lawsuits were filed against us, and others, for personal injuries allegedly arising out of the use of phenylpropanolamine (PPA). The actions have been consolidated and transferred to the U.S. District Court for the Western District of Washington. We were named in the suits because we acquired the Entex product from Elan. While PPA was at one time contained in Elan’s Entex product, we reformulated Entex upon acquiring it from Elan and eliminated PPA as an active ingredient thereof. All of these cases were dismissed, either voluntarily or pursuant to court order. Notwithstanding a court order dated September 15, 2004, which dismissed the case and enjoined the re-filing of that case in state court, in December 2004, the plaintiff in one of those actions, Laura M. Bonucchi, filed an amended complaint in the Michigan Circuit Court for the County of Ingham, to again name us as a defendant in connection with this matter. In April 2005, a hearing was set on our motion to dismiss. However, in May 2005, the court canceled the hearing and remanded the matter to a different judge. Elan has agreed to indemnify us with respect to this claim.
     Lemelson Patent Litigation
     On November 23, 2001, the Lemelson Medical, Education & Research Foundation, LP filed an action in the U.S. District Court for the District of Arizona alleging patent infringement against us and others involving “machine vision” or “computer image analysis.” On March 20, 2002, the U.S. District Court for the District of Arizona entered an Order of Stay in the proceedings, pending the resolution of another suit before the U.S. District Court for the District of Nevada, which involves the same patents, but does not involve us. On January 23, 2004, that Nevada court issued an order determining that certain Lemelson patents, including the patents asserted against us, were unenforceable. Lemelson moved to amend or alter that judgment and on May 27, 2004, an amended judgment of non-infringement was entered. On June 22, 2004, Lemelson appealed the judgment to the U.S. Court of Appeals for the Federal Circuit, which was heard by the Federal Circuit Court of Appeals on June 6, 2005. No ruling has been issued by the Federal Circuit Court of Appeals.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
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
     Contingencies
     We are subject to regular inspections by FDA. The FDA completed an inspection in May 2005 and issued a Form 483 — List of Inspectional Observations. We have provided FDA with our response to that Form 483, which included a proposed corrective action plan. Any non-compliance with current Good Manufacturing Practices (cGMP), or the corrective action plan we have proposed to FDA in response to Forms 483, could have a material adverse effect on our financial condition and results of operations.
     In June 2004, the FDA approved an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product. According to FDA guidance, once FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA action. We will continue to periodically assess the unamortized portion of our Entex product rights and inventories ($2,263 and $185, respectively, as of June 30, 2005) and the useful life of our Entex product rights whenever events or changes in circumstances indicate that the carrying amount of our Entex product rights may not be recoverable.
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
     In connection with our agreements with First Horizon for the sale and licensing of certain rights and assets related to Altoprev, we are entitled to receive up to $35,000 in proceeds for Altoprev, contingent upon meeting certain supply requirements, as defined. Proceeds we receive for Altoprev are refundable if certain supply requirements, as defined, are not maintained over a specified period. This contingency abates ratably over a 30-month period beginning on August 1, 2005. Of such $35,000 amount, $23,333 was received in April 2005 and the remaining $11,667 was recorded in June 2005 and is included in other current assets in the June 30, 2005 Unaudited Condensed Consolidated Balance Sheet, as we believe that our agreements with First Horizon currently entitle us to receive such $11,667. However, we received only $4,084 of such amount in July 2005 due to First Horizon’s contention that the $7,583 balance is not due to us as a result of a disagreement concerning the dating of the 60mg product to be delivered by us to First Horizon.
     Able Laboratories, Inc., a vendor of our distribution business, initiated a recall of all of their products in the second quarter of 2005. On July 18, 2005, Able filed a petition to reorganize under Chapter 11 of the United

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(in thousands, except for share and per share amounts)
States Bankruptcy Code. As a result, we may owe amounts to our customers in connection with the recall and will only have an unsecured claim against Able to recover such amount in the bankruptcy proceeding. We have reserved the entire estimated amount of this unsecured claim of $2,556.
     In June 2005, we recorded the second $10,000 milestone payment due in connection with our agreement with Takeda to develop and thereafter manufacture a combination product consisting of Takeda’s Actos (pioglitazone) and our extended-release metformin, which was received in July 2005. This $10,000 amount is included in other current assets in the June 30, 2005 Unaudited Condensed Consolidated Balance Sheet. As we may be required to repay all or a portion of the $20,000 in milestone payments from Takeda, this entire amount is reflected as deferred revenue in the June 30, 2005 Unaudited Condensed Consolidated Balance Sheet.
     Tax Matters
     The IRS is in the process of finalizing their audits for the years 1999 through 2002. Despite our belief that our tax return positions are correct, it is our policy to establish accruals for tax contingencies that may result from examinations by tax authorities. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions. See Note 7 for a discussion of our tax accruals.

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
     We are focusing our efforts on our core competencies of formulation development of generic versions of controlled-release and other pharmaceutical products as well as the sales, marketing and distribution of both our own and others’ generic pharmaceutical products. Our growth strategies include both internal and external efforts, such as strategic alliances, collaborative agreements and acquisitions. We continue to seek agreements with third parties that will leverage our formulation capabilities and our controlled-release technologies, including but not limited to, agreements to develop combination and other products.
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
     Our operating results have been and continue to be highly dependent on (i) a limited number of products, particularly the revenues from our generic versions of Cardizem® CD and, to a lesser extent, Tiazac® and Glucotrol XL® (currently supplied by Pfizer), (ii) our distribution business, which is generally reflective of the growth of the generic industry as a whole, and (iii) production related write-offs, under-utilization and inefficiencies at our manufacturing facilities.

     Future operating results will also continue to depend on the timing and extent of additional competition our existing generic products will encounter; the timing of our launch of our future generic products, particularly our generic versions of Biaxin® XL and Toprol-XL®, as well as Concerta® and additional oral contraceptives; our participation in Amphastar’s commercialization of its generic version of Lovenox®; and the extent of competition that those products will face. The timing and value of generic product introductions depends on a number of factors, including successful scale-up, receiving Food and Drug Administration (FDA) marketing approval, satisfactory resolution of patent litigation and Citizen Petitions, our manufacturing capabilities and capacities, our maintaining compliance with current Good Manufacturing Practices (cGMP) and other FDA guidelines, competition, the expiration of others’ patent and exclusivity rights, and various other factors described in our Annual Report on Form 10-K for the year ended December 31, 2004 (2004 10-K) and in our other U.S. Securities and Exchange Commission (SEC) filings. In addition, future operating results will be influenced by First Horizon’s ability to market Altoprev and Fortamet and our related royalties, as well as our ability to meet the supply requirements for Altoprev in association with the First Horizon agreements, and the timing of generic introductions of Altoprev and Fortamet.
     Forward Looking Statements
     Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by or on behalf of Andrx that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “to,” “plan,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, our dependence on a relatively small number of products; licensing revenues; the timing and scope of patents issued to our competitors; the timing and outcome of patent, antitrust and other litigation and future product launches; whether we will be awarded any marketing exclusivity period and, if so, the precise dates thereof; whether other companies will be awarded exclusivity rights that delay the approval or launch of our product, and for how long, including our generic version of Concerta; whether additional inventory write-offs for our generic version of Concerta will be required; government regulation generally; competition; manufacturing capacities, safety issues, output and quality processes; our ability to develop and successfully commercialize new products; the loss of revenues from existing products; development and marketing expenses that may not result in commercially successful products; our inability to obtain, or the high cost of obtaining, licenses for third party technologies; our ability to meet the supply and manufacturing requirements of the First Horizon agreement; the consolidation or loss of customers; our relationship with our suppliers; the success of our joint ventures; difficulties in integrating, and potentially significant charges associated with, acquisitions of technologies, products and businesses; our inability to obtain sufficient supplies and/or active pharmaceuticals from key suppliers; the impact of sales returns and allowances; product liability claims; rising costs and limited availability of product liability and other insurance; recent management changes and the potential loss of senior management and other key personnel; failure to comply with environmental laws; the absence of certainty regarding the receipt of required regulatory approvals or the timing or terms of such approvals; our ability to commercialize all of our pre-launch inventory. Actual results may differ materially from those projected in a forward-looking statement. We are also subject to other risks detailed herein or detailed from time to time in our 2004 10-K or in our other SEC filings. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in our 2004 10-K and in our other SEC filings.
     Readers are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The preparation of these interim financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates we have made include, but are not limited to, those related to revenue recognition, sales returns and allowances (SRAs), allowance for doubtful accounts receivable, inventories and cost of goods sold, determining the useful life or impairment of goodwill and other long-lived assets and income taxes. The net revenues we report related to collaborative agreements for the sale of certain products sold by other parties are subject to numerous estimates by these other parties, such as returns and other SRAs and certain related expenses. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, our historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.
     Since December 31, 2004, none of the critical accounting policies, or our application thereof, as more fully described in our 2004 10-K, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three and six months ended June 30, 2005.
     Revenue Recognition, including Sales Returns and Allowances (SRAs)
     Andrx distributed product revenues are derived from the sale of pharmaceutical products purchased from third parties, including generic products sold on behalf of our unconsolidated joint ventures. Andrx product revenues include our generic and brand product revenues. Andrx generic product revenues are derived from the sale of generic products either manufactured by us pursuant to our Abbreviated New Drug Applications (ANDAs) or sold with our New Drug Code (NDC), but exclude generic products sold on behalf of our unconsolidated joint ventures. Andrx brand product revenues were revenues derived from the sale of branded products either manufactured by us pursuant to our New Drug Application (NDA) or sold with our NDC through March 31, 2005. Sales generated by the Entex and Anexsia product lines, previously reflected in Andrx brand product revenues, are included in Andrx generic product revenues.
     Andrx distributed product revenues and the related cost of goods sold are recognized at the time the product is accepted by our customers.
     Andrx generic and brand product revenues and the related cost of goods sold are recognized after products are accepted by our customers and are based on our estimates of when such products will be pulled through the distribution channel. We do not recognize revenue and the related cost of goods sold where we believe the customer has more than a reasonable level of inventory, taking into account, among other things, historical prescription data provided by external independent sources, projected prescription data, historical purchases and demand, incentives granted to customers, customers’ right of return, competing product introductions and our product inventory levels in the distribution channel, all of which we periodically evaluate.
     Allowances against sales for estimated discounts, rebates, returns, chargebacks, shelf stock adjustments and other SRAs are established by us concurrently with the recognition of revenue. Accruals for these SRAs are presented in the Unaudited Condensed Consolidated Balance Sheets as reductions to accounts receivable, net or within accrued expenses and other liabilities.
     Our most significant SRAs vary depending upon the business segment. In our distribution business, our most significant SRAs are for estimated returns, discounts and rebates. SRAs for estimated discounts and rebates have historically been predictable and less subjective. In our generic business, our most significant SRAs are for estimated discounts, customer and Medicaid rebates, returns, chargebacks and shelf stock adjustments. Of these estimates, the estimates for returns, chargebacks and shelf stock adjustments are more subjective and, consequently, may be more variable. In our brand business, our most significant SRAs were for estimated discounts, returns, Medicaid rebates and managed care rebates. Of these estimates, the estimates for returns are more subjective and, therefore, may be more variable.
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
     In our distribution business, our return allowances, excluding the 2005 charge for returns related to Able Laboratories, Inc.’s recall of its products, as a percentage of gross sales were 1.0% and 0.9% for the six months ended June 30, 2005 and 2004, respectively. If our 2005 distribution return allowances, excluding the 2005 charge for returns related to Able’s recall of its products, as a percentage of gross revenues were to differ by 10% from our estimates, our distribution business return allowances for the six months ended June 30, 2005 would change by $365,000. In our generic product business, our return allowances as a percentage of gross sales were 1.1% and 2.4% for the six months ended June 30, 2005 and 2004, respectively. If our 2005 generic return allowances as a percentage of gross revenues were to differ by 10% from our estimates, our generic business return allowances for the six months ended June 30, 2005 would change by $247,000.
     Chargebacks - We enter into agreements with certain pharmacy chains and other customers to establish contract pricing for certain of our products, which these entities purchase from the wholesaler of their choice. Alternatively, we enter into agreements with certain wholesalers to establish contract pricing for certain products that the wholesaler will agree to place in their preferential pricing programs. Under either form of agreement, we will provide our wholesalers with a credit, known as a chargeback, for an amount equal to the difference between our agreed upon contract price and the price we previously invoiced to the wholesaler. The provision for chargebacks is based on our estimate of wholesaler inventory levels, and the expected sell-through of our products by the wholesalers at the contract price, based on historical chargeback experience and other factors. Our estimates of inventory levels at the wholesalers are subject to inherent limitations, as they rely on third party data, and their data may itself rely on estimates, and be subject to other limitations. We periodically monitor the factors that influence our provision for chargebacks, and make adjustments when we believe that actual chargebacks may differ from established allowances. These adjustments occur in a relatively short period of time.
     As of June 30, 2005, our chargeback accrual as a percentage of our estimate of generic product inventory levels at wholesalers was 24%, based on historical experience, our estimate of wholesaler inventory levels and the expected sell-through of our generic products by the wholesalers at the contract price. Historically, the accrual as a percentage of our estimate of generic product inventory levels at wholesalers ranged from 16% to 24%. If actual chargeback rates as a percentage of the inventory levels at wholesalers or our estimate of wholesaler inventory levels were to differ by 10% from the rates or levels used in our provision estimate, the impact on our chargeback accrual as of June 30, 2005 would be $405,000.
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
     As of June 30, 2005, our generic business shelf stock adjustment accrual was based on estimated declines in market price by product ranging from 2% to 20% and estimated levels of inventory at customers by product ranging from approximately one month to two months on average. If actual declines in market price were to differ by 5% on average from our estimates, the impact on our generic business shelf stock adjustment accrual as of June 30, 2005 would be $2.0 million. If actual levels of inventory at customers were to differ by 10% from our estimates, the impact on our generic business shelf stock adjustment accrual as of June 30, 2005 would be $527,000.
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

     When we enter into revenue arrangements with multiple deliverables, we evaluate and determine whether the deliverables are separate units of accounting and we divide the deliverables into separate units of accounting, if appropriate. If the deliverables are separate units of accounting and there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units based on their relative fair values. If there is no reliable and objective evidence of fair value for a delivered item, but there is objective and reliable evidence of fair value for the undelivered item(s), the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). If there is no reliable and objective evidence of fair value for an undelivered item, or if the arrangement consideration allocable to a delivered item does not have standalone value to the customer, or a right of return exists, the delivered item does not qualify as a separate unit of accounting. In this case, the consideration received for that deliverable is combined with the amount allocable to the other undelivered item(s), deferred and recognized systematically over the periods that the revenues are earned. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
     During the three and six months ended June 30, 2005, other revenues include the accretion of the deferred revenue associated with the sale and licensing of certain rights and assets related to Fortamet to First Horizon, as well as the related Fortamet and Altoprev contract manufacturing revenues associated with the manufacturing and supply of these products, recognized when product is shipped. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
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
     Income Taxes
     Our future effective tax rate is based on estimates of expected results of operations, enacted statutory tax rates and tax planning strategies. Significant judgment is required in determining our effective tax rate and the ultimate resolution of our tax return positions. Despite our belief that our tax return positions are correct, our policy is to establish accruals for tax contingencies that may result from examinations by tax authorities. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.
     Pre-Launch Inventories
     There are typically few risks and uncertainties concerning market acceptance of approved generic products because the brand product has an established demand, and the lower priced generic product may be substituted for that referenced brand product. Therefore, in order to optimize our profit potential and avoid being at a competitive disadvantage, we have from time to time made, and may hereafter make, commercial quantities of our product candidates prior to the date that we anticipate that our ANDA submissions for such products will receive FDA final marketing approval (FDA Approval), and/or we have achieved a satisfactory resolution of pending patent issues, which may involve litigation, with respect to such product. We refer to these inventories as “pre-launch inventories”.
     Having pre-launch inventories of our product available for shipment, in commercial quantities, on the day we obtain the ability to prudently market our product (i.e., after FDA Approval and without undue patent infringement or other risks) requires us to, among other things, begin to validate our manufacturing processes in accordance with FDA regulations well before the date we anticipate our product will be approved, and may entail a “scale-up” process. The scale-up process allows us to modify the equipment and processes employed in the manufacture of our product to increase manufacturing lot sizes. Scale-up activities are expensed, including the raw material used in such activities.
     Raw materials for planned product launches are generally purchased well in advance of the anticipated product launch and are carried at cost. Such raw materials generally have relatively long shelf lives of five years or more, and generally can be returned to the vendor or sold if we do not use that material.
     We generally determine whether our ANDA is nearing FDA Approval based on communications with representatives of the FDA’s Office of Generic Drugs (OGD) and other factors. We generally determine whether we will be able to market our product, without undue patent or other risks, based on communications with internal and external patent counsel. The decision to begin the manufacture of pre-launch inventory is based upon our estimates of the time required to conduct the activities necessary to enable us to have sufficient quantities on hand on the date we anticipate our product can be prudently marketed. In making that decision, we also consider numerous other factors, including but not limited to, our ability to meet the manufacturing specifications that we anticipate will likely be approved for our product, the projected time necessary for us to successfully scale-up our production process and thereafter make both the validation lots and the anticipated launch quantities of our product, the expiration dates of any patents or exclusivities that might prevent the launch of our product, and other events that might potentially affect our willingness or ability to market our product. As our product will generally have a shelf life of two years, we will time our decision to begin the manufacture of pre-launch inventory so that we will have sufficient remaining commercial shelf life (generally 12 months or more, but sometimes less) at the anticipated launch date for our product.
     The decision to capitalize the cost of our pre-launch inventory typically requires us to consider whether our manufactured product will likely have sufficient remaining commercial shelf life at the time we anticipate that the product will be sold, whether our product will be manufactured in accordance with the specifications that will likely be approved for our product, and whether there has not been any adverse change in our belief that we will likely prevail in any patent infringement litigation involving our ANDA product. Based upon our review of these factors, and our determination that we will derive probable future economic benefits from our pre-launch inventories, we will capitalize any direct and indirect manufacturing costs we incur during the manufacture of such inventories, including the validation lots (such lots are permitted to be sold).
     After such inventory has been produced, we will continue to evaluate the probable future economic benefits that we expect to derive from such pre-launch inventories and whether such inventories are stated at the lower of cost or market. This ongoing evaluation considers, among other things, the remaining shelf life of that inventory, current and expected market conditions, the amount of inventory on hand, the substance of any later communications with the FDA during the regulatory approval process and the then current views of our patent and/or litigation counsel. As appropriate, we will reassess these determinations and will make provisions through cost of goods sold to reduce pre-launch inventories to net realizable value. In the event the factors above do not provide a basis for determining that there is a probable future economic benefit, the manufactured cost of such pre-launch inventories, including raw material used in the manufacturing process, would be expensed as incurred.
     Production of pre-launch inventories involves the risks that FDA may not approve such product(s) for marketing on a timely basis, if ever, that such approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventories, and/or that the results of related litigation or other legal issues may not be satisfactory. If these risks were to materialize, provisions may be required to reduce the inventories to their net realizable value, if any. Such additional provisions could be material. Generally, pre-launch inventories related to publicly disclosed product candidates are separately identified except in circumstances that we believe would place us at a competitive disadvantage to do so.

     As of June 30, 2005 and December 31, 2004, we had pre-launch inventories pending final FDA approval and/or satisfactory resolution of litigation broken down as follows:

	June 30,	December 31,
	2005	2004
	($ in thousands)
Raw materials	$12,502	$7,603
Work in process	2,016	2,623
Finished goods	546	1,519

	$15,064	$11,745

     Pre-launch inventories as of June 30, 2005 consisted primarily of our generic version of Biaxin® XL, which has been approved by FDA and is subject to patent litigation (see Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements), and our generic version of Monopril®, as well as $1.5 million of raw materials of our generic version of Concerta®. Pre-launch inventories as of December 31, 2004 consisted primarily of our generic version of Concerta. The remaining shelf lives of our pre-launch inventories generally exceed one year.
     For the three and six months ended June 30, 2005, we had write-offs of pre-launch inventories related to our generic version of Concerta in the amount of $4.3 million and $5.3 million, respectively. These write-offs primarily resulted from the aging of product that may be short-dated by the date we currently anticipate that our product will likely be sold.
     In July 2005, the first patent related to Concerta was listed in the FDA’s Electronic Orange Book. Although we filed our Paragraph IV certification with the FDA relating to this patent and notified the NDA holder and all patentees of such certification, we learned that FDA received the first Paragraph IV certification as to this patent prior to our certification. Consequently, it is likely that FDA will award the 180-day marketing exclusivity rights to another ANDA filer. It is also our understanding that, under current law, no 30-month stay of approvals will be imposed as a result of any litigation that results from the listing of this patent in the Orange Book. While we believe that we have an approvable product, as evidenced by the building of pre-launch inventories, our approval may now be subject to the 180-day exclusivity period granted to another ANDA filer. Based on these recent events, we no longer believe that the FDA will approve our generic version of the Concerta product during 2005. Consequently, we have re-evaluated the probable future economic benefits related to certain of our pre-launch inventories due to dating and have expensed $4.1 million to cost of goods sold related to our pre-launch inventories.

ANDRX CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
Revenues and Gross Profit (Loss)

	Three Months Ended
	June 30,	June 30,
	2005	2004
	(In thousands)
Distributed Products
Gross revenues	$180,290	$170,865
SRAs	11,469	7,538
SRAs as a % of gross revenues	6.4%	4.4%
Net revenues	168,821	163,327
Gross profit	34,252	29,770
Gross margin	20.3%	18.2%
Andrx Products — Generic
Gross revenues	$114,459	$135,094
SRAs	36,124	36,313
SRAs as a % of gross revenues	31.6%	26.9%
Net revenues	78,335	98,781
Gross profit	22,532	29,063
Gross margin	28.8%	29.4%
Andrx Products — Brand
Gross revenues	$—	$25,641
SRAs	—	9,679
SRAs as a % of gross revenues	—	37.7%
Net revenues	—	15,962
Gross profit	—	9,580
Gross margin	—	60.0%
Andrx Products-Total
Gross revenues	$114,459	$160,735
SRAs	36,124	45,992
SRAs as a % of gross revenues	31.6%	28.6%
Net revenues	78,335	114,743
Gross profit	22,532	38,643
Gross margin	28.8%	33.7%
TOTAL PRODUCT REVENUES
Gross revenues	$294,749	$331,600
SRAs	47,593	53,530
SRAs as a % of gross revenues	16.1%	16.1%
Net revenues	247,156	278,070
Gross profit	56,784	68,413
Gross margin	23.0%	24.6%
LICENSING AND ROYALTIES
Net revenues	$6,748	$12,489
Gross margin	100.0%	100.0%
OTHER
Net revenues	$5,165	$25
Gross (loss) profit	(4,103)	25
Gross margin	(79.4)%	100.0%
TOTALS
Net revenues	$259,069	$290,584
Gross profit	59,429	80,927
Gross margin	22.9%	27.8%

Three Months Ended June 30, 2005 (2005 Quarter) Compared to Three Months Ended June 30, 2004 (2004 Quarter)
     For the 2005 Quarter, we generated net income of $8.0 million, compared to $6.4 million for the 2004 Quarter.
Revenues and Gross Profit (Loss)
     Distributed Products
     Revenues from distributed products increased by 3.4% to $168.8 million for the 2005 Quarter, compared to $163.3 million for the 2004 Quarter. The increase generally reflects our participation in the distribution of new generic product introductions, primarily due to the launch of generic versions of Neurontin®, Duragesic®, OxyContin® and Ultracet®, partially offset by the overall price declines common to generic products. Net revenues were negatively impacted by a $2.6 million charge for returns related to Able Laboratories, Inc.’s recall of its products, and its subsequent bankruptcy filing. SRAs as a percentage of gross revenues increased by 2.0% to 6.4% in the 2005 Quarter, from 4.4% in the 2004 Quarter. The increase was primarily attributable to the $2.6 million charge for returns related to Able’s recall of its products recorded in the 2005 Quarter. In the 2005 Quarter, revenues from distributed products generated $34.3 million of gross profit with a gross margin of 20.3% compared to $29.8 million of gross profit with a gross margin of 18.2% for the 2004 Quarter. The improvement in the gross margin was primarily attributable to the impact of higher margins related to new product introductions as well as the favorable impact of purchasing related programs.
     When we participate in the distribution of generic products that face little or no competition, we generally generate higher revenues and lower gross margins. When such products encounter additional competition, the resulting lower prices generally cause us to generate lower revenues, but higher gross margins, as we generally are able to purchase such products at more competitive prices.
     Andrx Products
     Generic Products
     For the 2005 Quarter, revenues from our generic products decreased by 20.7% to $78.3 million, compared to $98.8 million in the 2004 Quarter. Our generic product sales include sales of (i) controlled-release generic products, (ii) immediate-release and niche generic products, and (iii) other products, which include our Entex and Anexsia product lines, previously reflected in Andrx brand product revenues. There were no significant product introductions during the 2005 Quarter.
     Revenues from our generic controlled-release products were $57.2 million for the 2005 Quarter, compared to $76.5 million in the 2004 Quarter, a decrease of $19.3 million, or 25.3%. The decrease in revenues from controlled-release products primarily resulted from $7.4 million in decreased revenues from our generic version of Cardizem CD (primarily price), $6.7 million in decreased revenues from our generic version of Glucotrol XL, supplied by Pfizer (primarily volume), $3.9 million in decreased revenues from our generic version of OTC Claritin-D® 24 (primarily price), and $3.3 million in decreased revenues from our generic version of Tiazac (primarily volume).
     Revenues from our immediate-release and niche generic products were $18.8 million for the 2005 Quarter, compared to $18.6 million in the 2004 Quarter. The increase was mainly due to an increase in revenues of $3.5 million from products launched in the middle of the 2004 Quarter, (primarily the generic version of Paxil®, supplied by Genpharm Inc.), partially offset by a decrease in revenues from other immediate-release and niche generic products of $4.1 million. The decrease in revenues from other immediate-release and niche generic products primarily resulted from decreases in revenues from our generic versions of Glucophage® of $1.4 million ($2.4 million in price decreases, partially offset by $1.0 million in volume increases), OTC Claritin

RediTabs® of $1.2 million (equally price and volume), and Ventolin®, supplied by Armstrong Pharmaceuticals, Inc., of $1.0 million (primarily volume).
     SRAs as a percentage of gross revenues increased by 4.7% to 31.6% in the 2005 Quarter, from 26.9% in the 2004 Quarter. The increase was primarily attributable to an increase in chargebacks of 3.7% as a percentage of gross revenues mainly due to increases in sales subject to chargebacks and rates due to price erosion.
     In the 2005 Quarter, our generic products generated $22.5 million of gross profit with a gross margin of 28.8%, compared to $29.1 million of gross profit with a gross margin of 29.4% in the 2004 Quarter. The $6.6 million decrease in gross profit from our generic products for the 2005 Quarter, compared to the 2004 Quarter, resulted primarily from reductions in gross profit from existing generic products of $26.0 million, partially offset by a decrease in other charges to cost of goods sold of $17.8 million, mainly due to impairment charges of $14.5 million and $3.5 million related to our North Carolina facility and our Entex product rights, respectively, in the 2004 Quarter.
     In the 2005 Quarter, we recorded charges directly to cost of goods sold of $4.9 million in write-offs of pre-launch inventories (mainly due to $4.3 million in write-offs of our generic version of Concerta), $1.6 million as a result of production related write-offs, and $1.9 million for under-utilization and inefficiencies at our manufacturing facilities. In the 2004 Quarter, we recorded charges directly to cost of goods sold of $4.4 million as a result of production related write-offs and $3.0 million for under-utilization and inefficiencies at our manufacturing facilities.
     In July 2005, the first patent related to Concerta was listed in the FDA’s Electronic Orange Book. Although we filed our Paragraph IV certification with the FDA relating to this patent and notified the NDA holder and all patentees of such certification, we learned that FDA received the first Paragraph IV certification as to this patent prior to our certification. Consequently, it is likely that FDA will award the 180-day marketing exclusivity rights to another ANDA filer. It is also our understanding that, under current law, no 30-month stay of approvals will be imposed as a result of any litigation that results from the listing of this patent in the Orange Book. While we believe that we have an approvable product, as evidenced by the building of pre-launch inventories, our approval may now be subject to the 180-day exclusivity period granted to another ANDA filer. Based on these recent events, we no longer believe that the FDA will approve our generic version of the Concerta product during 2005. Consequently, we have re-evaluated the probable future economic benefits related to certain of our pre-launch inventories due to dating and have expensed $4.1 million to cost of goods sold related to our pre-launch inventories.
     We purchased our North Carolina facility in December 2002 for approximately $28.3 million, and began renovating the facility in 2003. In June 2004, we determined that a significant expansion of our Florida facilities would allow us to fulfill our current and projected manufacturing requirements through at least 2007, and decided to discontinue renovation of our North Carolina facility. These actions, among other things, made it more likely than not that this facility will be sold. Accordingly, in June 2004, we recorded a $14.5 million impairment charge to our Generic Products Segment cost of goods sold, which represented the difference between the carrying value and the estimated fair value of our North Carolina facility based on independent appraisals. We entered into a listing agreement for this facility in July 2005. Management estimates that it is likely that the sale of this facility will not be completed within one year. The ultimate amount realized from a sale of this facility may differ from our fair value estimate.
     In June 2004, as a result of the FDA approval of an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product, we recorded a charge of $3.5 million to our cost of goods sold related to the impairment of our Entex product rights. The charge was originally recorded as part of the Brand Products Segment, but has been reclassified to the Generic Products Segment herein. This charge represented the difference between the carrying amount and the fair value of the Entex product rights based on the present value of estimated future cash flows. According to FDA guidance, once FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA action.

     We expect to continue to experience charges to cost of goods sold as a result of production related write-offs, under-utilization and inefficiencies at our manufacturing facilities. Many of these charges relate to the expansion of our manufacturing facilities in anticipation of new product launches and other factors, as well as the cost of maintaining the North Carolina facility.
     The decrease in gross margin from our generic products for the 2005 Quarter, compared to the 2004 Quarter, resulted primarily from price erosion, a decrease in our profit share from Perrigo’s sales of our OTC Claritin products as a result of additional competitors entering the market, and increased write-offs of pre-launch inventories of $4.7 million (mainly related to our generic version of Concerta), partially offset by the unfavorable impact in the 2004 Quarter from the impairment charges of $14.5 million and $3.5 million related to our North Carolina facility and our Entex product rights, respectively.
     Disposition of Brand Business
     For the 2004 Quarter, revenues from our brand products were $16.0 million (excluding sales from our Entex and Anexsia product lines, which were reclassified to generic products) with a gross profit of $9.6 million and a gross margin of 60.0%. There were no brand product revenues or gross profit for the 2005 Quarter as a result of the First Horizon transaction discussed below.
     In December 2004, our board of directors approved a plan to divest, or seek other strategic alternatives for our brand pharmaceutical business. On March 28, 2005, we consummated agreements with First Horizon for the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products, and the manufacturing and supply of these products, at which time we received $50 million related to Fortamet. We are entitled to receive up to $35 million in proceeds for Altoprev, contingent upon meeting certain supply requirements, as defined. Proceeds we receive for Altoprev are refundable if certain supply requirements, as defined, are not maintained over a specified period. Of such $35 million amount, $23.3 million was received in April 2005 and the remaining $11.7 million was recorded in June 2005 and is included in other current assets in the June 30, 2005 Unaudited Condensed Consolidated Balance Sheet, as we believe that our agreements with First Horizon currently entitle us to receive such $11.7 million. However, we received only $4.1 million of such amount in July 2005 due to First Horizon’s contention that the $7.6 million balance is not due to us as a result of a disagreement concerning the dating of the 60mg product to be delivered by us to First Horizon. We are also entitled to receive royalties of 8% and 15% of net sales, as defined, from First Horizon’s sales of Fortamet and Altoprev, respectively, until a respective product encounters generic competition. We have retained our obligation to pay a royalty to Sandoz related to net sales of Fortamet, as defined, until May 2009, which is subject to certain annual minimums ranging from $4 million to $5 million and a $10 million annual maximum. The $85 million of up-front fees to be received from First Horizon will be deferred and will be recognized as revenue on a straight-line basis generally over the ten-year term of the manufacturing and supply agreement. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.
     Licensing and Royalties Revenue
     In the 2005 Quarter, we recorded $6.7 million in licensing and royalties revenue, compared to $12.5 million in the 2004 Quarter. In the 2005 Quarter, licensing and royalties revenue primarily resulted from agreements with First Horizon, Kremers Urban Development Company (KUDCo), Ranbaxy Pharmaceuticals Inc., and Mallinckrodt, Inc. related to Fortamet and Altoprev, and generic versions of Prilosec®, Monopril-HCT, and Anexsia, respectively. The 2004 Quarter also included licensing and royalties revenue resulting from an agreement with Teva Pharmaceuticals Curacao N.V. and Impax Laboratories, Inc. related to a generic version of Wellbutrin SR 150mg and Zyban, which expired in September and November 2004, respectively.

     Licensing and royalties revenues were as follows (in thousands):

	Three Months Ended
	June 30,	June 30,
	2005	2004	Change
First Horizon	$2,695	$—	$2,695
KUDCo	1,645	(2,577)	4,222
Mallinckrodt	1,612	682	930
Ranbaxy	647	—	647
Teva/Impax	—	14,289	(14,289)
Other	149	95	54

	$6,748	$12,489	$(5,741)

     Licensing and royalties revenue associated with the generic version of Prilosec for the 2004 Quarter included an allocation to us of $6.3 million made by KUDCo related to its June 2004 $50 million settlement of patent infringement litigation with Mylan Laboratories, Inc. and Esteve Quimica S.A., partially offset by a $1.8 million reversal of sales returns and allowances reserve previously recorded by KUDCo.
     Other Revenue
     In the 2005 Quarter, we recorded $5.2 million in other revenue that included the accretion of the deferred revenue related to the upfront payments received for Fortamet, as well as the related Fortamet and Altoprev contract manufacturing revenues associated with the supply of these products to First Horizon. In the 2005 Quarter, we recorded a gross loss associated with other revenue of $4.1 million mainly as a result of the manufacturing costs related to these products, including $4.4 million in charges due to manufacturing issues primarily related to Altoprev, as well as $1.5 million in royalties to Sandoz Inc. and amortization of product rights related to Fortamet.
     Revenues and Costs Related to First Horizon
     The royalties that we are now receiving from First Horizon’s sales of Fortamet and Altoprev are included in licensing and royalties revenue. Our contract manufacturing revenues and the accretion of the deferred revenue related to upfront payments from First Horizon are recorded in other revenues. The manufacturing costs associated with these products as well as the Sandoz royalties and amortization for product rights related to Fortamet are included in cost of goods sold.
     The following is a summary of revenues and costs related to First Horizon for the 2005 Quarter (in thousands):

Contract manufacturing revenue	$3,876
Accretion of deferred revenue	1,250

Total other revenue	5,126
Licensing and royalties	2,695

Total revenue	7,821

Contract manufacturing costs	3,588
Royalties and product rights amortization	1,467
Manufacturing variances and write-offs	4,382

Total costs	9,437

Gross loss	$(1,616)

Selling, General and Administrative (SG&A)
     SG&A expenses were $39.1 million, or 15.1% of total revenues for the 2005 Quarter, compared to $51.9 million, or 17.8% of total revenues for the 2004 Quarter. For both periods, SG&A expenses included expenses related to the administration, marketing, sale, distribution and warehousing of distributed products, our former brand products and our generic products, corporate overhead and legal costs (primarily patent infringement and antitrust matters related to our ANDA filings).
     SG&A expenses, excluding the Brand Products Segment, were $36.1 million for the 2005 Quarter, compared to $31.7 million for the 2004 Quarter, an increase of $4.4 million. This increase was primarily attributable to (i) increased corporate overhead of $898,000, mainly due to increased costs of $527,000 associated with the support and maintenance of our JD Edwards Enterprise Resource Planning (ERP) system, and increased employee benefit costs of $708,000, partially offset by a reduction in insurance expense of $763,000 and (ii) increased distribution SG&A of $3.0 million, primarily due to increased wages and benefits of $2.0 million and increased bad debt expense of $663,000.
     In our distribution business, we employed approximately 225 and 220 sales representatives and sales support staff in the 2005 and 2004 Quarters, respectively.
     SG&A expenses for our Brand Business Segment were $3.0 million for the 2005 Quarter, compared to $20.2 million for the 2004 Quarter. This decrease of $17.2 million was primarily attributable to the termination of substantially all brand business employees effective May 2005. We will record an additional estimated $500,000 of severance cost in the third quarter of 2005 and may potentially incur additional costs related to leased facilities, which we currently estimate to be approximately $1.0 million.
Research and Development (R&D)
     R&D expenses were $9.9 million for the 2005 Quarter, compared to $11.7 million in the 2004 Quarter, a decrease of $1.8 million, or 15.5%. The decrease in R&D spending was attributable to the absence of brand R&D in the 2005 Quarter, and a reimbursement of development costs from Takeda Chemical Industries, Ltd. of $1.8 million, partially offset by increases in expenses for our generic (ANDA) product development program. We submitted three ANDAs in each of the 2005 and 2004 Quarters.
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
Goodwill Impairment, Litigation Settlements and Other Charges
     In the 2004 Quarter, we recorded $7.8 million in litigation settlements and other charges primarily due to settlement costs of $6.0 million related to the KOS Pharmaceuticals, Inc. trademark litigation and $1.6 million related to the Alpharma USPD Inc. breach of contract litigation.
Equity in Earnings of Joint Ventures
     We recorded $715,000 of equity in earnings of our unconsolidated joint ventures (ANCIRC and CARAN) in the 2005 Quarter, compared to $765,000 in the 2004 Quarter, a decrease of $50,000. ANCIRC is a 50/50 joint venture with Watson Pharmaceuticals, Inc. and CARAN is a 50/50 joint venture with Carlsbad Technologies, Inc.

Interest Income
     We recorded interest income of $2.4 million in the 2005 Quarter, compared to $693,000 in the 2004 Quarter. The $1.7 million increase in interest income is primarily the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2005 Quarter compared to the 2004 Quarter, as well as an increase in interest rates. We invest in taxable, tax-advantaged and tax-free investment grade securities.
Interest Expense
     We incurred interest expense of $584,000 in the 2005 Quarter, compared to $587,000 in the 2004 Quarter. Interest expense is primarily related to the unused line fee and amortization of issuance costs related to our secured line of credit, and, to a lesser extent, financing charges on capital lease obligations and certain insurance premiums.
Income Taxes
     For the 2005 and 2004 Quarters, we recorded a provision for income taxes of $4.9 million and $4.0 million, respectively, or 38% of income before income taxes. For both quarters, we provided for income taxes in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes.

ANDRX CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
Revenues and Gross Profit (Loss)

	Six Months Ended
	June 30,	June 30,
	2005	2004
	(In thousands)
Distributed Products
Gross revenues	$367,235	$351,617
SRAs	18,689	14,795
SRAs as a % of gross revenues	5.1%	4.2%
Net revenues	348,546	336,822
Gross profit	67,299	61,681
Gross margin	19.3%	18.3%
Andrx Products — Generic
Gross revenues	$220,304	$258,401
SRAs	63,421	72,181
SRAs as a % of gross revenues	28.8%	27.9%
Net revenues	156,883	186,220
Gross profit	52,257	71,522
Gross margin	33.3%	38.4%
Andrx Products — Brand
Gross revenues	$17,293	$39,493
SRAs	3,427	12,470
SRAs as a % of gross revenues	19.8%	31.6%
Net revenues	13,866	27,023
Gross profit	8,672	16,954
Gross margin	62.5%	62.7%
Andrx Products-Total
Gross revenues	$237,597	$297,894
SRAs	66,848	84,651
SRAs as a % of gross revenues	28.1%	28.4%
Net revenues	170,749	213,243
Gross profit	60,929	88,476
Gross margin	35.7%	41.5%
TOTAL PRODUCT REVENUES
Gross revenues	$604,832	$649,511
SRAs	85,537	99,446
SRAs as a % of gross revenues	14.1%	15.3%
Net revenues	519,295	550,065
Gross profit	128,228	150,157
Gross margin	24.7%	27.3%
LICENSING AND ROYALTIES
Net revenues	$11,457	$32,624
Gross margin	100.0%	100.0%
OTHER
Net revenues	$6,020	$70
Gross (loss) profit	(3,707)	70
Gross margin	(61.6)%	100.0%
TOTALS
Net revenues	$536,772	$582,759
Gross profit	135,978	182,851
Gross margin	25.3%	31.4%

Six Months Ended June 30, 2005 (2005 Period) Compared to Six Months Ended June 30, 2004 (2004 Period)
     For the 2005 Period, we generated net income of $43.3 million, compared to $33.1 million for the 2004 Period.
Revenues and Gross Profit (Loss)
     Distributed Products
     Revenues from distributed products increased by 3.5% to $348.5 million for the 2005 Period, compared to $336.8 million for the 2004 Period. The increase generally reflects our participation in the distribution of new generic product introductions, primarily due to the launch of generic versions of Neurontin and Duragesic, partially offset by the overall price declines common to generic products. Net revenues were negatively impacted by a $2.6 million charge for returns related to Able’s recall of its products, and its subsequent bankruptcy filing. SRAs as a percentage of gross revenues increased by 0.9% to 5.1% in the 2005 Period, from 4.2% in the 2004 Period. The increase was primarily attributable to the $2.6 million charge for returns related to Able’s recall of its products recorded in the 2005 Quarter. In the 2005 Period, revenues from distributed products generated $67.3 million of gross profit with a gross margin of 19.3% compared to $61.7 million of gross profit with a gross margin of 18.3% for the 2004 Period. The improvement in the gross margin was primarily attributable to the impact of higher margins related to new product introductions as well as the favorable impact of purchasing related programs.
     When we participate in the distribution of generic products that face little or no competition, we generally generate higher revenues and lower gross margins. When such products encounter additional competition, the resulting lower prices generally cause us to generate lower revenues, but higher gross margins, as we generally are able to purchase such products at more competitive prices.
     Andrx Products
     Generic Products
     For the 2005 Period, revenues from our generic products decreased by 15.8% to $156.9 million, compared to $186.2 million in the 2004 Period. Our generic product sales include sales of (i) controlled-release generic products, (ii) immediate-release and niche generic products, and (iii) other products, which include our Entex and Anexsia product lines, previously reflected in Andrx brand product revenues. There were no significant product introductions during the 2005 Period.
     Revenues from our generic controlled-release products were $116.2 million for the 2005 Period, compared to $142.0 million in the 2004 Period, a decrease of $25.8 million, or 18.2%. The decrease in revenues from controlled-release products primarily resulted from $12.3 million in decreased revenues from our generic version of Glucotrol XL, supplied by Pfizer ($3.0 million in price decreases and $9.3 million in volume decreases), $8.1 million in decreased revenues from our generic version of Cardizem CD ($4.2 million in price decreases and $3.9 million in volume decreases), $5.5 million in decreased revenues from our generic version of OTC Claritin-D 24 ($7.9 million in price decreases, partially offset by $2.4 million in volume increases), and $3.5 million in decreased revenues from our generic version of Tiazac ($1.2 million in price decreases and $2.3 million in volume decreases).
     Revenues from our immediate-release and niche generic products were $34.6 million for the 2005 Period, compared to $36.2 million in the 2004 Period, a decrease of $1.6 million, or 4.4%. The decrease was mainly due to a decrease in revenues from existing immediate-release and niche generic products of $11.2 million, partially offset by an increase in revenues of $8.2 million from products launched in the 2004 Period, (primarily generic versions of Paxil, supplied by Genpharm, Vicoprofen® and Ortho Tri-Cyclen®), and $1.5 million of revenues related to a new product, a generic version of Pletal, supplied by Genpharm. The decrease in revenues from existing immediate-release and niche generic products primarily resulted from decreases in revenues from our generic versions of Glucophage of $4.7 million ($6.2 million in price decreases, partially offset by $1.5 million in volume increases), OTC Claritin RediTabs® of $3.6 million ($1.3 million in price decreases and $2.3 million in volume decreases), and Ventolin®, supplied by Armstrong, of $3.1 million (primarily volume decreases).
     SRAs as a percentage of gross revenues increased by 0.9% to 28.8% in the 2005 Period, from 27.9% in the 2004 Period. The increase was primarily attributable to an increase in chargebacks of 4.1% as a percentage of gross revenues, mainly due to increases in sales subject to chargebacks and rates due to price erosion, partially offset by decreases in customer rebates, returns, and shelf stock adjustments of 1.0%, 1.2% and 0.8%, respectively, as a percentage of gross revenues.
     In the 2005 Period, our generic products generated $52.3 million of gross profit with a gross margin of 33.3%, compared to $71.5 million of gross profit with a gross margin of 38.4% in the 2004 Period. The $19.2 million decrease in gross profit from our generic products for the 2005 Period, compared to the 2004 Period, resulted primarily from reductions in gross profit from existing generic products of $44.2 million, partially offset by $5.1 million in gross profit related to products launched in the 2004 Period and decreased other charges to cost of goods sold of $20.0 million, mainly due to impairment charges of $14.5 million and $3.5 million related to our North Carolina facility and our Entex product rights, respectively, in the 2004 Quarter.
     In the 2005 Period, we recorded charges directly to cost of goods sold of $6.1 million in write-offs of pre-launch inventories (mainly due to $5.3 million in write-offs of our generic version of Concerta), $2.9 million as a result of production related write-offs, $4.3 million for under-utilization and inefficiencies at our manufacturing facilities, and $3.4 million in other charges, primarily due to inventory expiration issues. In the 2004 Period, we recorded charges directly to cost of goods sold of $9.5 million as a result of production related write-offs, $1.7 million related to write-offs of pre-launch inventories, and $4.4 million for under-utilization and inefficiencies at our manufacturing facilities.
     In July 2005, the first patent related to Concerta was listed in the FDA’s Electronic Orange Book. Although we filed our Paragraph IV certification with the FDA relating to this patent and notified the NDA holder and all patentees of such certification, we learned that FDA received the first Paragraph IV certification as to this patent prior to our certification. Consequently, it is likely that FDA will award the 180-day marketing exclusivity rights to another ANDA filer. It is also our understanding that, under current law, no 30-month stay of approvals will be imposed as a result of any litigation that results from the listing of this patent in the Orange Book. While we believe that we have an approvable product, as evidenced by the building of pre-launch inventories, our approval may now be subject to the 180-day exclusivity period granted to another ANDA filer. Based on these recent events, we no longer believe that the FDA will approve our generic version of the Concerta product during 2005. Consequently, we have re-evaluated the probable future economic benefits related to certain of our pre-launch inventories due to dating and have expensed $4.1 million to cost of goods sold related to our pre-launch inventories.
     We purchased our North Carolina facility in December 2002 for approximately $28.3 million, and began renovating the facility in 2003. In June 2004, we determined that a significant expansion of our Florida facilities would allow us to fulfill our current and projected manufacturing requirements through at least 2007, and decided to discontinue renovation of our North Carolina facility. These actions, among other things, made it more likely than not that this facility will be sold. Accordingly, in June 2004, we recorded a $14.5 million impairment charge to our Generic Products Segment cost of goods sold, which represented the difference between the carrying value and the estimated fair value of our North Carolina facility based on independent appraisals. We entered into a listing agreement for this facility in July 2005. Management estimates that it is likely that the sale of this facility will not be completed within one year. The ultimate amount realized from a sale of this facility may differ from our fair value estimate.
     In June 2004, as a result of the FDA approval of an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product, we recorded a charge of $3.5 million to our cost of goods sold related to the impairment of our Entex product rights. The charge was originally recorded as part of the Brand Products Segment, but has been reclassified to the Generic Products Segment herein. This charge represented the difference between the carrying amount and the fair value of the Entex product rights based on the present value of estimated future cash flows. According to FDA guidance, once FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA action.
     We expect to continue to experience charges to cost of goods sold as a result of production related write-offs, under-utilization and inefficiencies at our manufacturing facilities. Many of these charges relate to the expansion of our manufacturing facilities in anticipation of new product launches and other factors, as well as the cost of maintaining the North Carolina facility.
     The decrease in gross margin from our generic products for the 2005 Period, compared to the 2004 Period, resulted primarily from price erosion, a decrease in our profit share from Perrigo’s sales of our OTC Claritin products as a result of additional competitors entering the market, and increased write-offs of pre-launch inventories of $4.4 million (mainly related to our generic version of Concerta), partially offset by the unfavorable impact in the 2004 Quarter from the impairment charges of $14.5 million and $3.5 million related to our North Carolina facility and our Entex product rights, respectively, and decreased production related write-offs of $6.6 million.
     Disposition of Brand Business
     For the 2004 Period, revenues from our brand products were $27.0 million (excluding sales from the Entex and Anexsia product lines, which were reclassified herein to generic products) with gross profit of $17.0 million and a gross margin of 62.7%. For the 2005 Period, revenues from our brand products were $13.9 million with gross profit of $8.7 million and a gross margin of 62.5%. The decrease resulted from the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products to First Horizon on March 28, 2005. See “Three Months Ended June 30, 2005 (2005 Quarter) Compared to Three Months Ended June 30, 2004 (2004 Quarter) — Revenues and Gross Profit — Disposition of Brand Business” and Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.
     Licensing and Royalties Revenue
     In the 2005 Period, we recorded $11.5 million in licensing and royalties revenue, compared to $32.6 million in the 2004 Period. In the 2005 Period, licensing and royalties revenue primarily resulted from agreements with First Horizon, KUDCo, Ranbaxy Pharmaceuticals Inc., and Mallinckrodt, Inc. related to Fortamet and Altoprev (beginning in April 2005), and generic versions of Prilosec, Monopril-HCT, and Anexsia, respectively. The 2004 Period also included licensing and royalties revenue resulting from an agreement with Teva Pharmaceuticals Curacao N.V. and Impax Laboratories, Inc. related to a generic version of Wellbutrin SR 150mg and Zyban, which expired in September and November 2004, respectively. Licensing and royalties revenues were as follows (in thousands):

	Six Months Ended
	June 30,	June 30,
	2005	2004	Change
First Horizon	$2,695	$—	$2,695
KUDCo	3,769	728	3,041
Mallinckrodt	2,788	1,232	1,556
Ranbaxy	2,254	—	2,254
Teva/Impax	—	30,485	(30,485)
Other	(49)	179	(228)

	$11,457	$32,624	$(21,167)

     Licensing and royalties revenue associated with the generic version of Prilosec for the 2004 Quarter included an allocation to us of $6.3 million made by KUDCo related to its June 2004 $50 million settlement of patent infringement litigation with Mylan Laboratories, Inc. and Esteve Quimica S.A., partially offset by a $1.8 million reversal of sales returns and allowances reserve previously recorded by KUDCo.
     Other Revenue
     In the 2005 Period, we recorded $6.0 million in other revenue that included the accretion of the deferred revenue related to the upfront payments received for Fortamet, as well as the related Fortamet and Altoprev contract manufacturing revenues associated with the supply of these products to First Horizon. In the 2005 Period, we recorded a gross loss associated with other revenue of $3.7 million, mainly as a result of the manufacturing costs related to these products, including $4.4 million in charges due to manufacturing issues primarily related to Altoprev, as well as $1.5 million in royalties to Sandoz and amortization of product rights related to Fortamet.
     Revenues and Costs Related to First Horizon
     The following is a summary of revenues and costs related to First Horizon for the 2005 Period (in thousands):

Contract manufacturing revenue	$4,662
Accretion of deferred revenue	1,250

Total other revenue	5,912
Licensing and royalties	2,695

Total revenue	8,607

Contract manufacturing costs	4,596
Royalties and product rights amortization	1,467
Manufacturing variances and write-offs	4,382

Total costs	10,445

Gross loss	$(1,838)

Selling, General and Administrative (SG&A)
     SG&A expenses were $101.8 million, or 19.0% of total revenues for the 2005 Period, compared to $101.7 million, or 17.4% of total revenues for the 2004 Period. For both periods, SG&A expenses included expenses related to the administration, marketing, sale, distribution and warehousing of distributed products, our former brand products and our generic products, corporate overhead and legal costs (primarily patent infringement and antitrust matters related to our ANDA filings).
     SG&A expenses, excluding the Brand Products Segment, were $73.1 million for the 2005 Period, compared to $65.6 million for the 2004 Period, an increase of $7.5 million. This increase was primarily attributable to (i) increased corporate overhead of $2.2 million, mainly due to increased costs of $3.3 million associated with the support and maintenance of our JD Edwards Enterprise Resource Planning (ERP) system, increased employee benefit costs of $1.0 million, and increased depreciation expense of $420,000, partially offset by a $1.7 million charge for severance and benefits for our former CEO recorded in the 2004 first quarter and a reduction in insurance expense of $1.7 million, (ii) increased distribution SG&A of $4.4 million, primarily due to increased freight costs of $1.2 million, increased wages of $1.5 million and increased bad debt expense of $801,000, and (iii) increased generic SG&A of $913,000 primarily related to bad debt expense.
     In our distribution business, we employed approximately 230 and 220 sales representatives and sales support staff in the 2005 and 2004 Periods, respectively.

     SG&A expenses for our Brand Business Segment were $28.7 million for the 2005 Period, compared to $36.1 million for the 2004 Period. This decrease of $7.4 million was primarily attributable to a decrease in brand sales force expenses resulting from a reduction in brand sales representatives during the 2005 first quarter and the termination of substantially all brand business employees effective May 2005, partially offset by charges recorded in the 2005 first quarter associated with the disposition of our brand business, including personnel related charges for severance, performance incentives and retention of approximately $10.0 million and a $2.3 million write-off of sample inventory for Altoprev and Fortamet. We will record an additional estimated $500,000 of severance cost in the third quarter of 2005 and may potentially incur additional costs related to leased facilities, which we currently estimate to be approximately $1.0 million.
Research and Development (R&D)
     R&D expenses were $21.4 million for the 2005 Period, compared to $22.5 million in the 2004 Period, a decrease of $1.1 million, or 5.1%. The decrease in R&D spending was attributable to the absence of brand R&D in the 2005 Period, and a reimbursement of development costs from Takeda of $2.4 million, partially offset by increases in our generic (ANDA) product development program. We submitted four ANDAs in the 2005 Period and six ANDAs in the 2004 Period.
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
Goodwill Impairment, Litigation Settlements and Other Charges
     The Brand Business Segment included $26.3 million of goodwill, which we evaluated for impairment subsequent to the First Horizon transaction. The remaining brand products (our Entex and Anexsia lines) do not require sales force promotion and will be managed by our generic business. As a result, we made the decision to terminate substantially all of our brand business employees in May 2005, which effectively completed the disposition of the brand business. Consequently, the brand business goodwill was deemed to have no implied fair value. Accordingly, in the 2005 first quarter, we recorded a non-cash goodwill impairment charge of $26.3 million (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements).
     In the 2004 Quarter, we recorded $7.8 million in litigation settlements and other charges primarily due to settlement costs of $6.0 million related to the KOS Pharmaceuticals, Inc. trademark litigation and $1.6 million related to the Alpharma USPD Inc. breach of contract litigation.
Equity in Earnings of Joint Ventures
     We recorded $1.7 million of equity in earnings of our unconsolidated joint ventures (ANCIRC and CARAN) in the 2005 Period, compared to $2.3 million in the 2004 Period. The $528,000 decrease is primarily due to a decrease in CARAN’s gross profit on sales of generic Mevacor®. ANCIRC is a 50/50 joint venture with Watson Pharmaceuticals, Inc. and CARAN is a 50/50 joint venture with Carlsbad Technologies, Inc.
Interest Income
     We recorded interest income of $4.0 million in the 2005 Period, compared to $1.4 million in the 2004 Period. The $2.5 million increase in interest income is primarily the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2005 Period compared to the 2004 Period, as well as an increase in interest rates. We invest in taxable, tax-advantaged and tax-free investment grade securities.

Interest Expense
     We incurred interest expense of $1.3 million in the 2005 Period, compared to $1.2 million in the 2004 Period. Interest expense is primarily related to the unused line fee and amortization of issuance costs related to our secured line of credit, and, to a lesser extent, financing charges on capital lease obligations and certain insurance premiums.
Income Taxes
     For the 2005 and 2004 Periods, we recorded a (benefit) provision for income taxes of ($52.4) million and $20.3 million, respectively. For the 2005 Period, we recorded an income tax benefit in excess of the expected annual effective federal statutory rate of 35% primarily due to the reversal of accrued tax contingencies and the benefit from the recognition of a net operating loss carryforward as a result of the Internal Revenue Service (IRS) completion of its audit of our 2003 income tax return and, to a lesser extent, the effect of state income taxes. For the 2004 Period, we provided for income taxes in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes.
     Our 2003 income tax return reflected a significant tax loss as the result of certain ordinary business developments. We believed the loss was appropriate and deductible. Nevertheless, due to the complexity of the tax rules and likelihood of a review and subsequent challenge by the taxing authorities, we recorded an accrual to fully offset the resulting 2003 and 2004 income tax benefits. As of December 31, 2004, we had accrued $31.3 million related to this tax contingency that was included in accrued expenses and other liabilities in our Unaudited Condensed Consolidated Balance Sheet. The IRS began its audit of the 2003 income tax return shortly after the return was filed in September 2004. During March 2005, the IRS agreed the 2003 loss was deductible, but not the amount of such loss. In April 2005, the IRS disallowed a portion of the 2003 loss in the amount of $40.5 million, and completed their examination of our 2003 income tax return. Due to the resolution of the 2003 loss with the IRS and the completion of the 2003 examination in the first quarter of 2005, we recognized a one-time tax benefit of approximately $49.0 million as a result of the reversal of previously accrued income tax contingencies of $32.4 million and recognition of an additional $16.6 million net operating loss carryforward, tax effected. Excluding the impact from the resolution of the 2003 loss, our effective tax rate for the six months ended June 30, 2005 would have been 38%.
LIQUIDITY AND CAPITAL RESOURCES
     As of June 30, 2005, we had $345.4 million in cash, cash equivalents and investments available-for-sale, and $498.2 million in working capital.
     Operating Activities
     In the 2005 Period, net cash provided by operating activities was $63.7 million, compared to $59.7 million in the 2004 Period.
     In the 2005 Period, net cash provided by operating activities of $63.7 million primarily resulted from net income of $43.3 million, as adjusted for non-cash items, as well as decreases in accounts receivable and inventories of $12.4 million and $35.6 million, respectively, and an increase in deferred revenue of $10.0 million, partially offset by an increase in prepaid and other assets of $16.9 million. The increase in deferred revenue and prepaid and other assets relating to operating activities includes the second $10.0 million milestone associated with our agreement with Takeda. Significant non-cash items included impairment charges of $26.9 million (mainly the brand business goodwill) and depreciation and amortization of $17.4 million, offset by deferred income tax benefit of $20.3 million and change in accrual for tax contingencies of $32.3 million primarily as a result of the IRS’ completion of their audit of our 2003 tax return.

     In the 2004 Period, net cash provided by operating activities of $59.7 million primarily resulted from net income of $33.1 million, as adjusted for non-cash items, partially offset by increases in accounts receivable of $21.7 million and inventories of $11.4 million. Significant non-cash items included depreciation and amortization of $16.2 million, impairment charges related to our North Carolina facility and Entex products of $14.5 million and $3.5 million, respectively, deferred income tax provision of $7.2 million and the change in accrual for tax contingencies of $13.0 million. The increase in accounts receivable was primarily related to licensing revenues receivable from Teva for the generic versions of Wellbutrin SR and Zyban. The increase in inventories was primarily due to purchases of generic Glucotrol XL supplied by Pfizer. Our levels of inventories and accounts payable and accrued expenses are also influenced by purchasing opportunities in our distribution business.
     Investing Activities
     Net cash used in investing activities was $66.4 million in the 2005 Period, compared to $95.3 million in the 2004 Period.
     In the 2005 Period, net cash used in investing activities of $66.4 million primarily consisted of $135.8 million in purchases of investments available-for-sale, net, $13.0 million in purchases of property, plant and equipment and $4.5 million in partial payment of marketing rights to Amphastar for their generic version of Lovenox®, partially offset by $73.3 million in proceeds from the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products, recorded as deferred revenue, and $10 million refunded by Pfizer to us in February 2005 as a result of the January 2005 termination of our supply and distribution agreement with Pfizer for Cardura® XL. Our purchases of property, plant and equipment primarily relate to capital investments in our manufacturing and R&D facilities in Florida.
     In the 2004 Period, net cash used in investing activities of $95.3 million consisted of $49.5 million in purchases of property, plant and equipment, net, $43.3 million in purchases of investments available-for-sale, net, and $5.0 million for the acquisition of the Fortamet product marketing rights, partially offset by $2.5 million in proceeds from distributions of joint ventures. Our purchases of property, plant and equipment primarily related to capital investments in our manufacturing and R&D facilities in Florida and the renovation of our North Carolina manufacturing facility (prior to the decision in June 2004 to discontinue renovations).
     Financing Activities
     Net cash provided by financing activities was $2.4 million in the 2005 Period and $5.1 million in the 2004 Period.
     In the 2005 Period, net cash provided by financing activities of $2.4 million consisted of $3.3 million in proceeds from issuances of shares of Andrx common stock from exercises of Andrx stock options, and $643,000 in proceeds from issuances of shares of Andrx common stock under the employee stock purchase plan, partially offset by $1.5 million in principal payments on capital lease obligations.
     In the 2004 Period, net cash provided by financing activities of $5.1 million consisted of $4.8 million in proceeds from issuances of shares of Andrx common stock from exercises of Andrx stock options, and $818,000 in proceeds from issuances of shares of Andrx common stock under the employee stock purchase plan, partially offset by $446,000 in principal payments on capital lease obligations.
     Sufficiency of Capital Resources
     Our most significant 2005 cash requirement will be for facilities, machinery and equipment related to the expansion of our Florida manufacturing facilities. Capital expenditures were $13.0 million for the 2005 Period, and are currently estimated to be approximately $45 million in 2005.

     In connection with our agreements with First Horizon for the sale and licensing of certain rights and assets related to Altoprev, we are entitled to receive up to $35 million in proceeds for Altoprev, contingent upon meeting certain supply requirements, as defined. Proceeds we receive for Altoprev are refundable if certain supply requirements, as defined, are not maintained over a specified period. This contingency abates ratably over a 30-month period beginning in August 1, 2005.Of such $35 million amount, $23.3 million was received in April 2005 and the remaining $11.7 million was recorded in June 2005 and is included in other current assets in the June 30, 2005 Unaudited Condensed Consolidated Balance Sheet, as we believe that our agreements with First Horizon currently entitle us to receive such $11.7 million. However, we received only $4.1 million of such amount in July 2005 due to First Horizon’s contention that the $7.6 million balance is not due to us as a result of a disagreement concerning the dating of the 60mg product to be delivered by us to First Horizon.
     The IRS is in the process of concluding their audits for the years 1999 through 2002. During those years, despite our belief that our tax return positions are correct, we established accruals for tax contingencies that may become payable in the event our positions are not upheld. As of June 30, 2005, we had remaining accrued tax contingencies of $21.0 million included in accrued expenses and other liabilities in the Unaudited Condensed Consolidated Balance Sheet. Despite our belief that our tax return positions are correct, it is our policy to establish accruals for tax contingencies that may result from examinations by tax authorities. While it is difficult to predict the final outcome of any particular tax matter, we believe our tax accruals are adequate. The tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably likely that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.
     On December 30, 2002, we entered into a four-year, secured revolving line of credit facility for up to an aggregate amount of $185.0 million, none of which was outstanding at June 30, 2005. Borrowings available under the credit facility are limited to defined values of eligible accounts receivable, inventories, property, plant and equipment and reserves established by the lenders. Interest accrues on the average outstanding principal balance under the credit facility and a fee accrues on the unused portion of the credit facility. Andrx and its subsidiaries granted the lenders a first priority security interest in substantially all of their respective assets, including accounts receivable, inventories, deposit accounts, property, plant and equipment and general intangibles, and real estate owned at the date of the credit facility. The credit facility contains certain financial covenants and we are currently in compliance with all the required covenants. However, the borrowing base limits our borrowing availability to approximately $148 million as of June 30, 2005. We are considering amending, replacing or terminating the credit facility.
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
     Distributed Products
     We believe revenues from our pharmaceutical distribution business will continue to grow at a rate generally consistent with the growth of the overall generic industry. Revenues from these operations are affected, in large part, by our participation in the launch of new generic products by other generic manufacturers, and the commencement and extent of competition for these products and the other products we distribute. Sales prices for generic products typically decline with the onset of additional generic competition, particularly after such products are sold during an initial marketing exclusivity period. As published data indicates that generic versions of numerous brand products having substantial annual sales will likely be launched in the next few years, growth in revenues will continue to be primarily a function of new generic products launched by others, offset by the overall level of net price declines on existing distributed products.
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
     In the 2005 third quarter, we are ceasing the distribution of certain brand products, which have provided minimal contribution to profits. Revenues for such products were $6.1 million and $11.4 million in the 2005 Quarter and the 2005 Period, respectively.
     Our distribution business plays a significant role in the sale of our current generic products and can similarly benefit our collaborative partners’ products. For external reporting purposes, this segment’s financial results do not include its participation in the distribution of our generic products. Such revenues are classified as Andrx product revenues in our unaudited Condensed Consolidated Statements of Income. We continue to explore various means to leverage our distribution capabilities.
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
     As the brand products’ patents and other bases for market exclusivity expire, generic competitors enter the marketplace and compete for market share, which generally results in a unit price decline as the number of generic competitors increases. The timing of these price decreases is difficult to predict and can result in significantly curtailed profitability for a generic product. Revenues and gross profits from our generic products may also be affected by competition involving the corresponding brand product, including the introduction and promotion of alternative brand or OTC versions of such products. Additionally, customer purchasing power and purchasing programs continue to pressure profitability.
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
     Currently, our overall level of profitability remains dependent, to a great extent, on a relatively small number of products. As these products, particularly our generic versions of Cardizem CD and, to a lesser extent, Tiazac and Glucotrol XL (supplied by Pfizer) experience increased competition, the resulting price reductions and/or reduced market share will significantly adversely affect these products’ contribution to our results of operations. Additional generic competition for our versions of these products could occur at any time, particularly since an additional generic version of Cardizem CD was approved by the FDA in May 2004 (which has not yet been launched), and ANDAs for additional generic versions of Tiazac are pending approval by the FDA.

     Our generic product revenues have declined over the last four quarters and, absent introductions of significant new generic products, we are likely to continue to experience sequential quarterly declines in our operating results. Revenues and gross profits will also vary depending upon the timing and market environment related to the launch of our new products.
     Future growth of our generic products business will be generated from the launch of new products, particularly our generic versions of Biaxin XL which has been approved by FDA but is presently the subject of patent litigation, Toprol-XL, which has not been approved by FDA and is presently the subject of patent litigation, and Concerta, which has not been approved by the FDA and remains the subject of Citizen Petitions, as well as our participation in the marketing of Amphastar’s generic version of Lovenox. We are also working towards the launch of other ANDA products awaiting approval at the FDA. In the event that FDA does not approve certain of our product candidates or their market introduction is delayed or prevented due to factors such as litigation, new patent listings, our inability to scale-up and validate our manufacturing or other issues, we may need to write-off all or a portion of our pre-launch inventories related to these product candidates.
     In July 2005, a new patent related to Concerta was listed in the FDA’s Electronic Orange Book. Although we filed our Paragraph IV certification with the FDA relating to this patent and notified the NDA holder and all patentees of such certification, we learned that FDA received the first Paragraph IV certification as to this patent prior to our filing. Consequently, it is likely that FDA will award the 180-day marketing exclusivity rights to another ANDA filer. It is also our understanding that, under current law, no 30-month stay of approvals will be imposed as a result of any litigation that results from the listing of this patent in the Orange Book. While we believe that we have an approvable product, as evidenced by the building of pre-launch inventories, our approval may now be subject to the 180-day exclusivity period granted to another ANDA filer. Based on these recent events, we no longer believe that the FDA will approve our generic version of the Concerta product during 2005.
     On May 2, 2005, we entered into an agreement to obtain certain exclusive marketing rights for both strengths of Amphastar’s proposed generic version for Aventis Pharmaceuticals, Inc.’s Lovenox injectable product. Amphastar submitted its ANDA for generic Lovenox to the FDA in March 2003, and is the subject of a patent infringement lawsuit filed by Aventis. In June 2005, the United States District Court for the Central District of California granted summary judgment in Amphastar’s favor in the patent infringement lawsuit filed by Aventis relating to this ANDA. As a result of this court decision, the 30-month stay of approval of this ANDA imposed by law is no longer in effect, though such decision will not trigger any right Amphastar’s ANDA may have to a 180-day period of exclusivity; assuming Aventis appeals that decision, as they publicly indicated they would. However, approval of Amphastar’s ANDA continues to be delayed by a Citizen Petition and possibly other factors. On July 18, 2005, Amphastar submitted additional comments on Aventis’ Citizen Petition. Our marketing rights generally extend to the U.S. retail pharmacy market, and we will receive up to 50% of the net profits, as defined, generated from such sales.
     In April 2005, we received FDA approval of generic versions of Loestrin® Fe. We have not launched this product as we are presently improving our oral contraceptive facility to both increase capacity and enhance its engineering. We anticipate that these improvements will be completed in September 2005, so we can commence manufacturing and then launching this and other oral contraceptive products that we have already manufactured but are awaiting approval, later this year.
     Our ANDA for a generic version of Biaxin XL was approved in 2004. At that time, we indicated that, as a result of patent considerations, we did not plan to launch our product earlier than May 2005. In March 2005, Abbott Laboratories, the marketer of Biaxin XL, filed a complaint in the United States District Court for the Northern District of Illinois seeking to enjoin us from commercially manufacturing, using, offering to sell or selling our generic versions of Biaxin XL, and a declaratory judgment that our product and the active pharmaceutical ingredient we use infringe certain of their patents. On March 30, 2005, we filed for a declaratory judgment in the United States District Court for the Southern District of Florida against Abbott and Taisho Pharmaceuticals, the owner of one of the patents claimed by Abbott, for non-infringement and invalidity of six patents related to Abbott’s Biaxin product. In May 2005, we and Abbott Laboratories, Inc. entered into an agreed temporary restraining order (TRO) to enjoin us from selling or offering to sell our generic version of Biaxin XL in the United States until a ruling is entered on Abbott’s motion for a preliminary injunction against Andrx or following ten days notice by Andrx, if the court fails to issue a ruling with respect to such hearing by the end of September 2005. The TRO further stipulates that it will automatically vacate if any other party sells, offers to sell or imports any generic Biaxin XL product prior to a ruling on Abbott’s preliminary injunction.
     We have deferred indefinitely our attempts to scale-up and validate our OTC generic version of Claritin D-12, which was approved in January 2004. There is no certainty about whether or when our other Andrx products will be approved by the FDA or launched by us.
     We are also expanding our business development efforts, both domestically and internationally, in an effort to access additional generic products and increase our margins through strategic alliances, collaborative agreements and acquisitions. In some situations, these efforts are intended to result in the utilization of our sales and marketing capabilities, including those obtained through our distribution operations, to maximize the value of generic products that other companies are seeking to market. In other situations, these efforts are intended to result in the development and/or supply of raw material and finished products by a third party at a lower price. These efforts will primarily be directed towards potential partners in other countries such as India and China.
     We continue to invest in R&D and currently have approximately 30 ANDAs pending at FDA. However, the launch of our generic product candidates is dependent upon a number of factors, both within and outside our control. Factors outside our control include new Orange Book patent listings, related patent infringement litigation and the expiration of others’ exclusivity rights, each of which affects the timing of our receipt of FDA marketing approval, FDA’s resolution of Citizen Petitions, and the timing and outcome of our patent litigation. The revenues and gross profits to be generated by these new products will also be affected by the amount of generic competition they encounter, once launched, particularly after the expiration of any 180-day exclusivity period that we or others might have, either alone or on a shared basis, and whether there is an authorized generic product in the market.
     We have made, are in the process of making or will make commercial quantities of certain new products prior to the date we received or we anticipate that such products will receive FDA final marketing approval and/or satisfactory resolution of any patent infringement litigation involving such products. The commercial production of these products involves the risk that such product(s) may not be successfully scaled-up or approved for marketing by FDA on a timely basis or ever and/or that the outcome of such litigation may not be satisfactory. When an exclusivity period is involved, this is a particularly difficult determination. These risks notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final FDA marketing approval or for which patent infringement litigation may be pending, when we believe that such action is appropriate in relation to the commercial value of the product launch opportunity.
     Licensing and Royalties Revenue
     As a result of the sale and licensing of certain rights and assets related to Fortamet and Altoprev, we are entitled to receive royalties of 8% and 15% of net sales, as defined, from First Horizon’s sales of Fortamet and Altoprev, respectively, until a respective product encounters generic competition.
     We presently derive licensing and royalties revenue at a rate of 6.25% from our October 2002 Commercialization Agreement with KUDCo, which will end in February 2006. The amount of such revenue we receive depends upon KUDCo’s profits from its sales of its generic versions of Prilosec 10mg and 20mg strengths, which amount is subject to competition and numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments, and other SRAs and related expenses. As a result of continuing and increased competition, we anticipate that our revenues from this agreement will continue to decline in 2005.
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
     The licensing and royalties revenue we derive from our agreement with Ranbaxy related to Monopril-HCT ended in June 2005.
     Other
     On March 28, 2005, we consummated agreements with First Horizon for the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products, and the manufacturing and supply of these products, at which time we received $50 million related to Fortamet. We subsequently recorded $35 million in proceeds for Altoprev of which all but $7.6 million have been received. We have retained our obligation to pay a royalty to Sandoz related to net sales of Fortamet, as defined, until May 2009, which is subject to certain annual minimums ranging from $4 million to $5 million and a $10 million annual maximum. We initially deferred recognition of the $85 million for the reasons discussed in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements. The manufacturing and supply agreement for Fortamet and Altoprev entered into with First Horizon is for a ten-year term and is subject to a two-year notice of intent by us to terminate beginning five years after the date the agreement was executed. Transaction related costs of approximately $1.8 million were deferred and recorded in other assets, and are being amortized to cost of goods sold over the ten-year term of the manufacturing and supply agreement.
     The $85 million in up-front fees to be received from First Horizon will be deferred and will be recognized as revenue on a straight-line basis generally over the ten-year term of the manufacturing and supply agreement. Since we are required to refund all or a portion of the Altoprev proceeds in the event that we are unable to meet certain supply requirements, as defined, we cannot recognize any deferred revenue related to Altoprev until that contingency begins to abate ratably over a 30-month period in August 2005. In the 2005 Quarter, we recognized $1.3 million of deferred revenue related to Fortamet. As of June 30, 2005, we had deferred revenue related to Fortamet and Altoprev of $83.8 million, included in deferred revenue in the June 30, 2005 Unaudited Condensed Consolidated Balance Sheet.
     We have encountered and are experiencing difficulties with respect to the manufacture of Altoprev. Though we have engaged outside consultants to assist us in resolving these issues and are confident that they will be resolved in a timely manner, these issues could result in a refund of amounts received from First Horizon with respect to Altoprev.
     In January 2004, we received a $10 million milestone payment from Takeda pursuant to our December 2003 agreement to develop a combination product comprised of their Actos product and our extended-release metformin product. We recorded an additional $10 million milestone in June 2005 for which we received payment in July 2005. We are also entitled to receive significant additional payments from Takeda upon achievement of further milestones, a transfer price for the combination product we manufacture, a royalty and certain additional performance payments related to Takeda’s sale of the combination product. We deferred recognition of the $20 million in milestones to date because the amount to be retained by us is contingent upon the occurrence of certain future events.
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

     Cost of Goods Sold
     Our future financial performance remains dependent on our ability to manufacture sufficient product to meet the market demand for our current and anticipated products on a timely basis. As we have at times had difficulty fulfilling all of the market demand for our products and having pre-launch quantities of our product candidates available when we obtain FDA approval to market our products, we have made various organizational changes that are intended to improve accountability, foster teamwork and improve coordination among our R&D, manufacturing and quality groups. These changes were intended to better ensure the timely and uninterrupted supply of our current products and product candidates, maximize communication and reduce inefficiencies, and included: assigning and hiring new personnel to manage our manufacturing and quality groups; revising our process development and technical transfer processes; establishing a project management office to manage each product line from inception to launch; and changes in our training program to better ensure that our manufacturing and quality employees are properly trained.
     We are subject to regular inspections by FDA. The FDA completed an inspection in May 2005 and issued a Form 483 — List of Inspectional Observations. We have provided FDA with our response to that Form 483, which included a proposed corrective action plan. Any non-compliance with cGMP, or the corrective action plan we have proposed to FDA in response to Forms 483, could have a material adverse effect on our financial condition and results of operations.
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
     We also continue to incur costs related to under-utilization and inefficiencies at our manufacturing facilities because our products employ a variety of technology platforms and we need to prepare for our future manufacturing requirements. This causes certain of our manufacturing capabilities to at times be over-utilized, while others are under-utilized and, to remedy those areas where our manufacturing facilities are over-utilized, we continue to expand our manufacturing capabilities. This expansion will result in increased unabsorbed overhead in the near future that will be charged directly to cost of goods sold.
     We capitalize the costs associated with pre-launch inventories of our product candidates based on our determination that we will derive probable future economic benefits from these pre-launch inventories. Production of pre-launch inventories involves the risks that FDA may not approve such product(s) for marketing on a timely basis, if ever, that such approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventories, and/or that the results of related litigation or other legal issues may not be satisfactory. If these risks were to materialize, provisions may be required to reduce the inventories to their net realizable value, if any. Such additional provisions could be material.
     SG&A Expenses
     Our SG&A expenses vary with the level of our sales and our sales product mix, which, going forward, will primarily include distributed and generic products, and with changes to general and administrative activities. SG&A expenses related to our distribution business are primarily variable in nature, and change with our distribution revenues. SG&A expenses related to our generics business are relatively flat and do not vary significantly with the level of generic revenues. Corporate SG&A expenses include general and administrative expenses related to our corporate headquarters, which primarily consists of our information systems, human resources, legal and corporate executive, finance and administrative functions. It also includes amortization expense related to restricted stock units. Our corporate SG&A will also be significantly affected by costs associated with the support and maintenance of our JD Edwards ERP system. In connection with the completion of the brand business disposition, we will record an additional estimated $500,000 of severance cost in the third quarter of 2005 and may potentially incur additional costs related to leased facilities, which we currently estimate to be approximately $1.0 million.
     We are evaluating whether our existing infrastructure remains necessary for our current and anticipated operations following the disposition of our brand business. Our determination could result in infrastructure realignment decisions and additional charges for the benefit of future cost savings.
     Many of our employees have historically received a grant of stock options as part of their compensation, and beginning in 2003, such options were to be granted on an annual basis to many of our employees. In light of the issuance of SFAS 123(R) regarding stock option expensing, we discontinued the use of broad-based annual stock option grants to all employees, and enhanced certain other aspects of employee compensation, including increasing our match of employee contributions to the 401(k) plan, and utilizing the profit sharing provisions of that plan if certain financial results are achieved. However, as our board continues to believe that the interests of management and stockholders should be aligned, Andrx has continued to grant restricted stock units (RSUs) to its directors and certain employees. As a result, our corporate SG&A will increase in 2005 due to anticipated increases in amortization expense related to RSUs, 401(k) costs, the foregoing profit sharing provisions and, beginning in 2006, the expensing of stock options.
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
     Income Taxes
     We believe our combined federal and state effective tax rate for the remaining half of 2005 will be approximately 38%. The IRS is in the process of concluding their audits for the years 1999 through 2002. Despite our belief that our tax return positions are correct, it is our policy to establish accruals for tax contingencies that may result from examinations by tax authorities. While it is difficult to predict the final outcome of any particular tax matter, we believe our tax accruals are adequate. The tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably likely that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.
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
     On March 2, 2005, we accelerated the vesting of out-of-the-money unvested stock options (see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements). In accordance with APB Opinion No. 25, this acceleration did not result in the recognition of any compensation expense. There can be no assurance that the acceleration of the vesting of these options will not result in some future compensation expense. We will begin to expense the remaining in-the-money unvested stock options awarded to acquire approximately 900,000 shares of Andrx common stock beginning January 2006. We have estimated that the compensation expense to be recognized related to these options, assuming no forfeitures and no additional grants, will be approximately $2.4 million, of which $1.6 million, $650,000, and $150,000 will be expensed in 2006, 2007, and thereafter, respectively.
     Once the provisions of SFAS No. 123(R) go into effect, our Employee Stock Purchase Plan will also be treated as compensatory. The compensation expense that will be recognized in connection with our Employee Stock Purchase Plan will depend on the number of employees participating in the plan, our stock price at the end of each month, and other factors. Had SFAS No. 123(R) been in effect for the six months ended June 30, 2005, the compensation expense recognized in connection with our Employee Stock Purchase Plan would have been immaterial to our results of operations.
     Accounting for Income Taxes — the American Jobs Creation Act of 2004
     In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP FAS 109-1 states that the qualified production activities deduction under the American Jobs Creation Act of 2004 be accounted for as a special deduction in accordance with FAS 109, and not as a rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company’s tax return, and not by adjusting deferred taxes in the period of enactment. FSP FAS 109-1 was effective upon issuance. This standard and the American Jobs Creation Act of 2004 did not have a material impact on our Consolidated Financial Statements.
     Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of changes in accounting principles, requiring retrospective application to prior periods’ financial statements, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes regarding our Quantitative and Qualitative Disclosures About Market Risk since the most recent fiscal year.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See Note 13 of “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part 1, Item 1 of this report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	On May 20, 2005, we held our annual meeting of stockholders.

(b)	Not applicable.

(c)	At the annual meeting, the following matters were voted upon by Andrx Corporation stockholders:
1.	Election of Directors.
The following table sets forth the name of each nominee and the voting with respect to each nominee for director.

Nominee	For	Withhold Authority

Tamara A. Baum Melvin Sharoky, M.D.	61,253,573 40,501,994	4,641,397 25,392,976
2.	Ratification of the appointment of Ernst & Young LLP as Andrx Corporation’s Independent Certified Public Accountants for the year ending December 31, 2005.

For	Against	Abstain/Broker Non-Votes
65,347,410	509,027	38,533
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
ITEM 6. EXHIBITS
10.102	Distribution agreement dated May 2, 2005 by and between Amphastar Pharmaceuticals, Inc., a Delaware corporation and Andrx Pharmaceuticals, Inc., a Florida corporation (1).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2005	By:	/s/ Thomas P. Rice

Thomas P. Rice
Chief Executive Officer

Date: August 4, 2005	By:	/s/ John M. Hanson

John M. Hanson
Senior Vice President and Chief Financial Officer