Form 10-Q
period 2005-09-30
ANDRX CORP /DE/
filed 2005-11-07
CIK 1123337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005

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
☑ YES            ☐ NO
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES            ☑ NO
     There were approximately 73,400,000 shares of Andrx common stock outstanding as of November 1, 2005.

Andrx Corporation and Subsidiaries
This Form 10-Q contains registered trademarks held by Andrx Corporation, its subsidiaries and third parties.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Andrx Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$73,931	$42,290
Short-term investments available-for-sale, at market value	217,211	44,815
Accounts receivable, net of allowance for doubtful accounts of $5,690 and $4,703 at September 30, 2005 and December 31, 2004, respectively	162,362	144,025
Inventories	182,387	197,304
Deferred income tax assets	74,440	57,883
Assets held for sale	—	49,120
Prepaid and other current assets	19,327	23,502

Total current assets	729,658	558,939
Long-term investments available-for-sale, at market value	110,290	122,962
Property, plant and equipment, net	283,958	284,105
Goodwill	7,665	7,665
Other intangible assets, net	6,233	7,106
Other assets	10,325	8,936

Total assets	$1,148,129	$989,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137,846	$105,715
Accrued expenses and other liabilities	105,915	136,169
Liabilities held for sale	—	3,489

Total current liabilities	243,761	245,373
Deferred income tax liabilities	35,708	34,605
Deferred revenue	101,645	10,974

Total liabilities	381,114	290,952

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock; $0.001 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value, 200,000 shares authorized; 73,389 and 72,924 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	73	73
Additional paid-in capital	531,139	507,934
Restricted stock units, net	(15,074)	(6,471)
Retained earnings	252,079	197,874
Accumulated other comprehensive loss, net of income tax benefit	(1,202)	(649)

Total stockholders’ equity	767,015	698,761

Total liabilities and stockholders’ equity	$1,148,129	$989,713

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Distributed products	$163,615	$158,123	$512,161	$494,945
Andrx products	71,476	106,050	242,225	319,293
Licensing, royalties and other	21,859	8,113	41,770	40,807

Total revenues	256,950	272,286	796,156	855,045

Operating expenses:
Cost of goods sold	185,929	190,912	586,723	590,820
Selling, general and administrative	46,223	54,177	148,063	155,841
Research and development	10,324	9,995	34,117	32,498
Other	—	—	26,316	7,800

Total operating expenses	242,476	255,084	795,219	786,959

Income from operations	14,474	17,202	937	68,086
Other income (expense):
Equity in earnings of joint ventures	885	1,286	2,624	3,553
Interest income	3,265	1,221	7,226	2,658
Interest expense	(665)	(675)	(1,935)	(1,867)
Write-off of unamortized issuance costs upon termination of credit facility	(1,160)	—	(1,160)	—

Income before income taxes	16,799	19,034	7,692	72,430
Provision (benefit) for income taxes	5,929	7,233	(46,513)	27,523

Net income	$10,870	$11,801	$54,205	$44,907

Earnings per share:
Basic	$0.15	$0.16	$0.74	$0.62

Diluted	$0.15	$0.16	$0.74	$0.61

Weighted average shares of common stock outstanding:
Basic	73,343	72,809	73,195	72,690

Diluted	73,648	73,487	73,632	73,581

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$54,205	$44,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,495	25,296
Provision for (recoveries of) doubtful accounts	2,454	(552)
Non-cash impairment charges	28,195	18,035
Write-off of unamortized issuance costs upon termination of credit facility	1,160	—
Non-cash compensation expense related to stock options	7,048	—
Amortization of restricted stock units, net	2,339	1,087
Amortization of deferred revenue	(4,329)	(79)
Equity in earnings of joint ventures	(2,624)	(3,553)
Deferred income tax (benefit) provision	(13,887)	7,249
Change in liabilities for uncertain tax positions	(32,793)	20,274
Income tax benefit on exercises of stock options and restricted stock units	1,490	1,949
Changes in operating assets and liabilities:
Accounts receivable	(20,791)	5,892
Inventories	29,498	(34,885)
Prepaid and other assets	(3,052)	8,900
Income tax (payments) refunds	(5,979)	639
Current liabilities	36,505	7,326
Deferred revenue	10,000	—

Net cash provided by operating activities	115,934	102,485

Cash flows from investing activities:
Purchases of investments available-for-sale	(592,786)	(384,445)
Maturities and sales of investments available-for-sale	432,184	321,459
Purchases of property, plant and equipment, net	(21,593)	(73,187)
Proceeds from the sale and licensing of certain assets and rights	85,000	—
Distributions from joint ventures	4,212	4,279
Refund of deposit for product rights	10,000	—
Payment for product rights	(4,500)	(5,000)

Net cash used in investing activities	(87,483)	(136,894)

Cash flows from financing activities:
Proceeds from issuances of common stock in connection with exercises of stock options	3,882	5,048
Proceeds from issuances of common stock in connection with the employee stock purchase plan	838	1,140
Principal payments on capital lease obligations	(1,530)	(672)

Net cash provided by financing activities	3,190	5,516

Net increase (decrease) in cash and cash equivalents	31,641	(28,893)
Cash and cash equivalents, beginning of period	42,290	67,498

Cash and cash equivalents, end of period	$73,931	$38,605

(Continued)

Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
(Continued)

	Nine Months Ended
	September 30,
	2005	2004
Supplemental disclosure of non-cash investing and financing activities:
Issuance (termination) of restricted stock units, net	$10,942	$(2,014)

Adjustment to acquisition of CTEX Pharmaceuticals, Inc.	$(671)	$(518)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
(1) General
     The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of income and cash flows of Andrx Corporation and subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005, are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 (2004 10-K). The December 31, 2004 Condensed Consolidated Balance Sheet included herein was derived from the December 31, 2004 audited Consolidated Balance Sheet included in our 2004 10-K.
     On March 28, 2005, we consummated agreements for the sale and licensing of certain rights and assets related to our two former main brand products, Altoprev® and Fortamet® (see Note 2). We completed the disposition of our brand business that resulted in the termination of substantially all of the brand business employees in May 2005. Upon the disposition of the brand business, in the second quarter of 2005, our Entex® and Anexsia® product lines were transferred from the Brand Products Segment to the Generic Products Segment. In the third quarter of 2005, in conjunction with the establishment of the Contract Services Segment, these product lines are now included in our Contract Services Segment (see Note 15).
     Significant Accounting Policies
     Since December 31, 2004, the critical accounting policies, or our application thereof, as more fully described in our 2004 10-K, have not significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three and nine months ended September 30, 2005.
     Use of Estimates
     The preparation of our consolidated interim financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates we have made include, but are not limited to, those related to revenue recognition, sales allowances, allowance for doubtful accounts, inventories and cost of goods sold, determining the useful life or impairment of goodwill and other long-lived assets and income taxes. The net revenues we report related to collaborative agreements for the sale of certain products sold by other parties are subject to numerous estimates by these other parties, such as returns and other sales allowances and certain related expenses. We periodically evaluate estimates used in the preparation of consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, our

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.
     Pre-Launch Inventories
     There are typically few risks and uncertainties concerning market acceptance of approved generic products because the reference brand product has an established demand, and the lower priced generic product may be substituted for that reference brand product. In order to optimize our profit potential and avoid being at a competitive disadvantage, we have from time to time made, and may hereafter make, commercial quantities of our product candidates prior to the date that we anticipate that our Abbreviated New Drug Application (ANDA) submissions for such products will receive Food & Drug Administration (FDA) final marketing approval (FDA Approval), and/or we have achieved a satisfactory resolution of pending patent issues, which may involve litigation, with respect to such product. We refer to these inventories as “pre-launch inventories”.
     Having commercial quantities of pre-launch inventories of our product available for shipment, on the day we obtain the ability to prudently market our product (i.e., after FDA Approval and without undue patent infringement or other risks) requires us to, among other things, begin to validate our manufacturing processes in accordance with FDA regulations well before the date we anticipate our product will be approved. In addition, a “scale-up” process may be undertaken prior to validation. The scale-up process is performed, when technically feasible and regulatorily permissible, to modify the equipment and processes employed in the manufacture of our product to increase manufacturing lot sizes. Scale-up activities are expensed to research and development (R&D), including the raw material used in such activities.
     Raw materials for planned product launches are generally purchased well in advance of the anticipated product approval and are carried at cost. Such raw materials generally have shelf lives of five years or more, and often can be sold if we do not use that material or returned to the vendor.
     We generally determine whether our ANDA is approaching FDA Approval based on communications with representatives of the FDA’s Office of Generic Drugs (OGD) and other factors. We generally determine whether we will be able to market our product, without undue patent or other risks, based on communications with internal and external patent counsel. The decision to begin the manufacture of pre-launch inventory is based upon our estimates of the time required to conduct the activities necessary to enable us to have sufficient quantities on hand on the date we anticipate our product can be prudently marketed. In making that decision, we also consider numerous other factors, including but not limited to, our ability to meet the manufacturing specifications that we anticipate will likely be approved for our product, the projected time necessary for us to successfully scale-up our production process and thereafter make both the validation lots and the anticipated launch quantities of our product, the expiration dates of any patents or exclusivities that might prevent the launch of our product, the expected level of market share and competition for our product, and other events that might potentially affect our willingness or ability to market our product. As our product will generally have a shelf life of two years commencing at the start of production, we will time our decision to begin the manufacture of pre-launch inventory so that we will have sufficient remaining commercial shelf life (generally 12 months or more, but sometimes less) at the anticipated launch date for our product.
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
September 30, 2005
(in thousands, except for per share amounts)
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
     After such inventory has been produced, we will continue to evaluate the probable future economic benefits that we expect to derive from such pre-launch inventories and whether such inventories are stated at the lower of cost or market. This ongoing evaluation considers, among other things, the remaining shelf life of that inventory, current and expected market conditions, the amount of inventory on hand, the substance of any later communications with the FDA during the regulatory approval process and the then current views of our patent and/or litigation counsel. As appropriate, we will reassess these determinations and will make provisions through cost of goods sold to reduce pre-launch inventories to net realizable value. In the event the factors above do not provide a basis for determining that there is a probable future economic benefit, the manufactured cost of such pre-launch inventories, including raw material used in the manufacturing process, would be expensed as incurred in cost of goods sold.
     Production of pre-launch inventories involves the risks that FDA may not approve such product(s) for marketing on a timely basis, if ever, that such approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventories, and/or that the results of related litigation or other legal issues may not be satisfactory. If these risks were to materialize, provisions may be required to reduce the inventories to their net realizable value, if any. Such additional provisions could be material. Generally, pre-launch inventories related to publicly disclosed product candidates are separately identified except in circumstances where we believe such disclosure would place us at a competitive disadvantage to do so.
     Impairment of Goodwill
     Under the purchase method of accounting for acquisitions, goodwill represents the excess of the purchase price over the fair value of the net assets acquired. We account for goodwill under the provisions of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”. Goodwill is subject to an assessment for impairment in value by applying a fair-value based test on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value (see Note 2).
     Revenue Recognition, including Sales Allowances
     Distributed product revenues are derived from the sale of pharmaceutical products purchased from third parties, including generic products sold on behalf of our unconsolidated joint ventures. Andrx product revenues include our generic and brand product revenues. Andrx generic product revenues are derived from the sale of generic products either manufactured by us pursuant to our ANDAs or sold with our National Drug Code (NDC), but exclude generic products sold on behalf of our unconsolidated joint ventures. Andrx brand product revenues were revenues derived from the sale of branded products either manufactured by us pursuant to our New Drug Application (NDA) or sold with our NDC through March 31, 2005.
     Andrx distributed product revenues and the related cost of goods sold are recognized at the time the product is accepted by our customers.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
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
     Sales allowances for estimated discounts, rebates, returns, chargebacks, shelf stock adjustments and other sales allowances are established by us concurrently with the recognition of revenue. Sales allowances are recorded in the Condensed Consolidated Balance Sheets as reductions to accounts receivable, net or accrued expenses and other liabilities, as appropriate.
     Our most significant sales allowances vary depending upon the business segment. In our distribution business, our most significant sales allowances are for estimated returns, discounts and rebates. Sales allowances for estimated discounts and rebates have historically been predictable and less subjective. In our generic business, our most significant sales allowances are for estimated discounts, customer and Medicaid rebates, returns, chargebacks and shelf stock adjustments. Of these estimates, the estimates for returns, chargebacks and shelf stock adjustments are more subjective and, consequently, may be subject to more fluctuation. In our brand business, our most significant sales allowances were for estimated discounts, returns, Medicaid rebates and managed care rebates. Of these estimates, the estimates for returns are more subjective and, therefore, may be subject to more fluctuation.
     Sales allowances are established based upon consideration of a variety of factors, including, but not limited to, prescription data, inventory reports and other information received from our customers and other third parties, our customers’ right of return, historical information by product, the number and timing of competitive products approved for sale, both historically and as projected, the estimated size of the market for our products, current and projected economic conditions, anticipated future product pricing, future levels of prescriptions for our products and analysis that we perform. We believe that the sales allowances are reasonably determinable and are based on the information available at that time to arrive at our best estimate. The key assumptions we use to arrive at our best estimate of sales allowances are our estimates of inventory levels in the distribution channel, future price changes and potential returns, as well as historical information by product. Our estimates of prescription data, inventory at customers and in the distribution channel are subject to the inherent limitations of estimates that rely on third party data, as certain third party information may itself rely on estimates, and reflect other limitations.
     Rebates and discounts are estimated based on historical payment experience, historical relationships to revenues and contractual arrangements. We believe that such estimates are readily determinable due to the limited number of assumptions involved and the consistency of historical experience. Estimated chargebacks, returns and shelf stock adjustments involve more subjective judgments and are more complex in nature. Actual product returns, chargebacks, shelf stock adjustments and other sales allowances incurred are dependent upon future events. We periodically monitor the factors that influence sales allowances and make adjustments to these provisions when we believe that actual product returns, chargebacks, shelf stock adjustments and other sales allowances may differ from established allowances. If conditions in future periods change, revisions to previous estimates may be required, potentially in significant amounts. Changes in the level of provisions for estimated product returns, chargebacks, shelf stock adjustments and other sales allowances will affect revenues.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
     Sales allowances are included in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
	2005	2004
Accounts receivable, net	$46,434	$31,219
Accrued expenses and other liabilities	29,318	31,958

Total	$75,752	$63,177

     When other parties market our products or when we are entitled to revenues from the sale of their products, we recognize revenue based on information supplied by the other parties related to shipment to, and their customers’ acceptance of, the products, less estimates for sales allowances. We receive periodic reports from other parties that support the revenues we recognize, and amounts recognized are then compared to the cash remitted to us. Such revenues are subject to several estimates, similar to those we experience with the sales of our products. We periodically monitor the factors that influence these sales allowances and conduct inquiries of the other parties regarding these estimates, including the use of audits by independent third parties. Such estimates are revised as changes become known and may be significant.
     When we receive licensing and royalties revenues, we recognize those revenues when the obligations associated with the earning of that revenue have been satisfied, based upon the terms of the contract. If obligations associated with the earning of that revenue remain, we will defer all or a portion of the payment, whether or not it is refundable, and recognize such amount over future periods, as appropriate.
     When we enter into revenue arrangements with multiple deliverables, we evaluate and determine whether the deliverables are separate units of accounting and we divide the deliverables into separate units of accounting in accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” (see Note 2).
     During the three and nine months ended September 30, 2005, licensing, royalties and other revenues include the amortization of the deferred revenue associated with the sale and licensing of certain rights and assets related to Fortamet and Altoprev to First Horizon Pharmaceutical Corporation, as well as the related contract manufacturing revenues associated with the manufacturing and supply of these products, recognized when product is shipped (see Note 2).
     Income Taxes
     Our estimated annual effective tax rate is based on estimates of expected results of operations, enacted statutory tax rates and tax planning strategies. Significant judgment is required in determining our effective tax rate and the ultimate resolution of our tax return positions. Despite our belief that our tax return positions are correct, our policy is to establish liabilities for uncertain tax positions that may be impacted by examinations by tax authorities. Our liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions (see Note 8).

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
Stock-Based Compensation
     We account for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees” and related interpretations. Stock options are granted under those plans with an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no stock-based employee compensation expense is reflected in the Unaudited Condensed Consolidated Statements of Income for stock options, with the exception of $7,048 during the three and nine months ended September 30, 2005, primarily associated with the revaluation of certain stock options when our former Executive Vice President, General Counsel and Secretary terminated his employment for “Good Reason” (see Note 13). For restricted stock unit (RSU) grants, the fair value on the date of the grant is fixed and is amortized on a straight-line basis over the related period of service for service based grants and over the performance period for performance based grants to the extent we believe the performance based criteria will be achieved. Such amortization expense is included in selling, general and administrative (SG&A).
     The following table summarizes our pro forma consolidated results of operations as though the provisions of the fair value-based method of accounting for employee stock-based compensation of SFAS 123, “Accounting for Stock-Based Compensation” had been used:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income:
As reported	$10,870	$11,801	$54,205	$44,907
Add: stock-based employee compensation expense included in reported net income, net of related tax effect	5,056	250	5,913	674
Deduct: total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effect	(827)	(3,623)	(28,306)	(10,779)

Pro forma net income	$15,099	$8,428	$31,812	$34,802

Basic net income per common share:
As reported	$0.15	$0.16	$0.74	$0.62

Pro forma	$0.21	$0.12	$0.43	$0.48

Diluted net income per common share:
As reported	$0.15	$0.16	$0.74	$0.61

Pro forma	$0.20	$0.12	$0.43	$0.48

     The addback above used in the calculation of the pro forma net income and basic and diluted net income per common share for the three and nine months ended September 30, 2005 includes a non-cash compensation expense of $4,440, tax effected related to the revaluation of certain stock options that have been included in the Unaudited Condensed Consolidated Statements of Income for the same periods.
     On March 2, 2005, we accelerated the vesting of out-of-the-money unvested stock options based on a review of our long-term incentive programs in light of current market conditions and the issuance of SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). An option was considered out-of-the-money if the exercise price was greater than the March 2, 2005 NASDAQ market closing price of $21.57. As a result of the acceleration, options outstanding at March 2, 2005 to acquire approximately 2,000 shares of Andrx common

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
stock, with a weighted-average exercise price of $34.98, became immediately exercisable. We believe that the acceleration of the vesting of these stock options will eliminate the need for recognizing future compensation expense associated with these options. In accordance with APB Opinion 25, this acceleration did not result in the recognition of any compensation expense; however under the fair value-based method of accounting of SFAS 123, compensation expense would have been recognized, resulting in the significant increase in pro forma compensation expense for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
     The fair value of our options was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	—	3.6%	4.2%	3.0%
Average life of options (years)	—	6.0	6.0	5.9
Average volatility	—	82%	70%	83%
Dividend yield	—	—	—	—
     The range of fair values per share of our options, as of the respective dates of grant, was $14.14 to $14.62 for stock options granted during the three months ended March 31, 2005, $19.80 for stock options granted during the three months ended September 30, 2004, and $10.89 to $21.60 for stock options granted during the nine months ended September 30, 2004. There were no stock options granted subsequent to March 31, 2005.
     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model, like all option valuation models, requires highly subjective assumptions including expected stock price volatility.
     Recent Accounting Pronouncements
     Inventory Costs
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs”, amending the guidance in Accounting Research Bulletin (ARB) 43, Chapter 4, “Inventory Pricing” by clarifying the accounting for certain items. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges, and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, however, earlier application is permitted. SFAS 151 will not have a material impact on our condensed consolidated financial statements.
     Share-Based Payment
     In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) requires the cost of share-based payment transactions, including share options, restricted share plans, and employee share purchase plans, be recognized in financial statements. The cost of these transactions will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. SFAS 123, as

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2005, the SEC extended the compliance dates and public companies will now be required to apply the provisions of SFAS 123(R) no later than the first fiscal year that begins after June 15, 2005.
     On March 2, 2005, we accelerated the vesting of out-of-the-money unvested stock options, as previously discussed. In accordance with APB Opinion 25, this acceleration did not result in the recognition of any compensation expense. There can be no assurance that the acceleration of the vesting of these options will not result in some future compensation expense. We will begin to expense the remaining unvested stock options to acquire approximately 800 shares of Andrx common stock beginning January 2006, in accordance with the SEC’s extension of the compliance dates for SFAS 123(R). We estimate the non-cash compensation expense to be recognized related to these options, assuming no forfeitures and no additional grants, will be approximately $2,120, of which $1,370, $600, and $150 will be expensed in 2006, 2007, and thereafter, respectively.
     Once the provisions of SFAS 123(R) go into effect, our Employee Stock Purchase Plan (ESPP) will also be treated as compensatory. The compensation expense that will be recognized in connection with our ESPP will depend on the number of employees participating in the plan, our stock price at the end of each month, and other factors. Had SFAS 123(R) been in effect for the nine months ended September 30, 2005, the compensation expense recognized in connection with our ESPP would have been immaterial to our results of operations.
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
     Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principles, requiring retrospective application to prior periods’ financial statements, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
     Change in Accounting Estimate
     In June 2004, the FDA approved an NDA for an over-the-counter (OTC) product containing the same active ingredients as our Entex PSE prescription product. According to FDA guidance, once FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA action. As a result, in July 2004, we began amortizing the remaining carrying amount of our Entex product rights over 18 months and the amortization expense related to the Entex product rights increased by $3,056 to $4,526 on an annual basis. The effect on net income and related per share amounts was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Decrease in net income	$(482)	$(482)	$(1,445)	$(482)

Decrease in basic and diluted earnings per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

     Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation. In the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2004, we reclassified royalties on our generic version of Cardizem® CD to our former co-chairman and Chief Scientific Officer from SG&A to cost of goods sold in the amounts of $690 and $2,422, respectively. In the Unaudited Condensed Consolidated Statement of Income for the nine months ended September 30, 2005, we reclassified $2,433 for contract R&D services rendered to Takeda Chemical Industries, Ltd., which were recorded as a reduction to R&D in the Unaudited Condensed Consolidated Statement of Income for the six months ended June 30, 2005, to licensing, royalties and other revenue. In the Unaudited Condensed Consolidated Statements of Cash Flows, we reclassified from cash and cash equivalents to investments available-for-sale $75,050 and $42,750 as of September 30, 2004 and December 31, 2003, respectively, as well as $20,274 from deferred income tax provision to change in liabilities for uncertain tax positions for the nine months ended September 30, 2004.
(2) Disposition of the Brand Business
     Fortamet and Altoprev
     In December 2004, our board of directors approved a plan to divest, or seek other strategic alternatives for our brand pharmaceutical business. On March 28, 2005, we consummated agreements with First Horizon for the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products, and the manufacturing and supply of these products, at which time we received $50,000 related to Fortamet. After meeting certain supply requirements, as defined, we received $35,000 in proceeds for Altoprev, which are refundable if certain supply requirements, as defined, are not maintained. That contingency abates ratably over a 30-month period, which began in August 2005. We are also entitled to receive royalties of 8% and 15% of net sales, as defined, from First Horizon’s sales of Fortamet and Altoprev, respectively, until a respective product encounters generic competition. We have retained our obligation to pay a royalty to Sandoz Inc. related to net sales of Fortamet, as defined, until May 2009, which is subject to certain annual minimums ranging from $4,000 to $5,000 and a $10,000 annual maximum. We initially deferred recognition of the $85,000, as described below. The manufacturing and supply agreement for Fortamet and

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
Altoprev entered into with First Horizon is for a ten-year term and is subject to a two-year notice of intent by us to terminate beginning five years after the date the agreement was executed. Transaction costs of approximately $1,778 were deferred and recorded in other assets, and are being amortized to cost of goods sold over the ten-year term of the manufacturing and supply agreement.
     The transaction with First Horizon constitutes a revenue arrangement with multiple deliverables consisting of the licensing of the rights to the products and the manufacture and supply of the products. We do not have objective and reliable evidence of the fair value of each deliverable of this arrangement. As a result, the $85,000 of up-front fees received from First Horizon are being deferred and recognized as revenue on a straight-line basis generally over the ten-year term of the manufacturing and supply agreement. Since we are required to refund all or a portion of the Altoprev proceeds in the event that we are unable to maintain certain supply requirements, as defined, we will recognize deferred revenue related to Altoprev as that contingency abates.
     For the nine months ended September 30, 2005, we recognized $4,250 of deferred revenue related to Fortamet and Altoprev. As of September 30, 2005, we had deferred revenue related to Fortamet and Altoprev of $80,750, included in deferred revenue in the September 30, 2005 Unaudited Condensed Consolidated Balance Sheet (see Note 5).
     Prior to the disposition, the Brand Business Segment included $26,316 of goodwill, which we evaluated for impairment subsequent to the First Horizon transaction. The remaining Entex and Anexsia product lines do not require sales force promotion. As a result, we made the decision to terminate substantially all of our brand business employees in May 2005, which effectively completed the disposition of the brand business. Consequently, the brand business goodwill was deemed to have no implied fair value. Accordingly, in the first quarter of 2005, we recorded a non-cash goodwill impairment charge of $26,316, included in other operating expenses in the Unaudited Condensed Consolidated Statement of Income for the nine months ended September 30, 2005.
     During the 2005 first quarter, we recorded charges associated with the disposition of our brand business, including personnel related charges for severance, performance incentives and retention of approximately $9,957, reflected in SG&A, and $3,805 of non-cash charges, including the write-off of $1,000 of inventory and $2,258 of sample inventory for Altoprev and Fortamet, included in cost of goods sold and SG&A, respectively. We continued to incur operating expenses in the third quarter of 2005 as we wound down the brand business, including an additional $541 of severance cost and a non-cash charge of $443 related to leased facilities, reflected in SG&A. As of September 30, 2005, the remaining personnel related liability associated with the disposition of the brand business was $1,398.
     As of December 31, 2004, we ceased depreciating and amortizing assets held for sale. As part of the First Horizon transaction, we retained $3,889 of Fortamet product rights, net, which we resumed amortizing in April 2005 over approximately two years.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
     Termination of Cardura XL Agreement
     In November 2003, we entered into a five-year supply and distribution agreement with Pfizer Inc. in the U.S. regarding their NDA for Cardura® XL, a sustained-release formulation of doxazosin mesylate used to treat benign prostatic hyperplasia. We paid Pfizer $10,000 upon execution of this agreement. This $10,000 amount was included in prepaid and other current assets in the December 31, 2004 Condensed Consolidated Balance Sheet. In January 2005, we notified Pfizer that we were exercising our right to terminate this agreement and Pfizer refunded the $10,000 to us in February 2005.
(3) Inventories and Cost of Goods Sold
     Inventories consist of the following:

	September 30, 2005			December 31, 2004
	Commercial	Pre-launch	Total	Commercial	Pre-launch	Total
Raw materials	$18,262	$9,741	$28,003	$17,841	$7,603	$25,444
Work in process	16,749	6,103	22,852	12,274	2,623	14,897
Finished goods	129,752	1,780	131,532	155,444	1,519	156,963

	$164,763	$17,624	$182,387	$185,559	$11,745	$197,304

     Pre-launch inventories as of September 30, 2005 consisted primarily of our generic version of Biaxin® XL, which has been approved by FDA and is subject to patent litigation (see Note 16), and our generic version of Monopril®, which has been approved by FDA, as well as raw materials of our generic version of Concerta®. Pre-launch inventories as of December 31, 2004 consisted primarily of our generic version of Concerta. The remaining shelf lives of our pre-launch inventories generally exceed one year (see Note 1).
     The following table summarizes charges to cost of goods sold associated with production related write-offs, write-offs of pre-launch inventories, impairment charges, and under-utilization and inefficiencies related to the manufacture of our products and product candidates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Production related write-offs	$452	$578	$6,021	$13,074
Write-offs of pre-launch inventories	4,110	5,892	10,219	7,783

Impairment charges:
North Carolina facility	—	—	—	14,535
Entex product rights	—	—	—	3,500

Under-utilization and inefficiencies of manufacturing operations	3,709	2,227	7,960	6,650

	$8,271	$8,697	$24,200	$45,542

     Production related write-offs represent inventory write-offs at our manufacturing facilities, primarily failed batches. For the three months ended September 30, 2005, write-offs of pre-launch inventories primarily consisted of $3,448 related to our generic version of Biaxin XL, resulting from the validation and commencement of commercial production. For the nine months ended September 30, 2005, write-offs of pre-launch inventories primarily consisted of $5,757 related to our generic version of Concerta, which resulted from the aging of product that may be short-dated by the date we anticipate that our product will likely be sold, as

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
well as $3,572 related to our generic version of Biaxin XL. For the three and nine months ended September 30, 2004, write-offs of pre-launch inventories included $4,150 of our generic version of Accupril®, as a result of raw material issues.
     In July 2005, a patent related to Concerta was listed in the FDA’s Electronic Orange Book. Although we filed our Paragraph IV certification with the FDA relating to this patent and notified the NDA holder and all patentees of such certification, we learned that FDA received the first Paragraph IV certification for this patent prior to our certification. Consequently, FDA will likely award the 180-day marketing exclusivity rights to another ANDA filer. Under current law, we believe that no 30-month stay of approvals will result from the litigation filed by ALZA Corporation and McNeil-PPC, Inc. against Andrx (see Note 16). Based on these recent events, we no longer believe that the FDA will approve our generic version of the Concerta product during 2005. Consequently, we re-evaluated the probable future economic benefits related to certain of our pre-launch inventories due to dating. For the nine months ended September 30, 2005, we have written-off to cost of goods sold $5,757 of pre-launch inventories related to our generic version of Concerta.
     We purchased our North Carolina facility in December 2002 for approximately $28,250, and began renovating the facility in 2003. In June 2004, we determined that an expansion of our Florida facilities would allow us to fulfill our current and projected manufacturing requirements through at least 2007, and decided to discontinue renovation of our North Carolina facility. These actions, among other things, made it more likely than not that this facility will be sold. Accordingly, in June 2004, we recorded a $14,535 impairment charge to our Generic Products Segment cost of goods sold, which represented the difference between the carrying value and the estimated fair value of our North Carolina facility based on independent appraisals. We entered into a listing agreement for this facility in July 2005. Management estimates that it is likely that the sale of this facility will not be completed within one year. The ultimate amount realized from a sale of this facility may differ from our fair value estimate.
     In June 2004, as a result of the FDA Approval of an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product, we recorded a charge of $3,500 to our cost of goods sold related to the impairment of our Entex product rights. The charge was originally recorded as part of the Brand Products Segment, but has been reclassified to the Contract Services Segment herein (see Note 15).
(4) Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2005	2004
Taxes, excluding payroll taxes (see Note 8)	$25,668	$56,397
Sales allowances	29,318	31,958
Payroll, payroll taxes and related benefits	17,723	22,016
Other	33,206	25,798

	$105,915	$136,169

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
(5) Deferred Revenue
     Deferred revenues primarily relate to up-front fees received from First Horizon related to Fortamet and Altoprev (see Note 2) and milestone payments received from Takeda (see Note 6). The following is a roll forward of deferred revenues:

	First Horizon
	Fortamet	Altoprev	Takeda	Other	Total
Balance as of January 1, 2005	$—	$—	$10,000	$974	$10,974
Additions	50,000	35,000	10,000	—	95,000
Amortization	(2,500)	(1,750)	—	(79)	(4,329)

Balance as of September 30, 2005	$47,500	$33,250	$20,000	$895	$101,645

Balance as of January 1, 2004	$—	$—	$10,000	$1,079	$11,079
Additions	—	—	—	—	—
Amortization	—	—	—	(79)	(79)

Balance as of September 30, 2004	$—	$—	$10,000	$1,000	$11,000

(6) Collaborative Agreements
Generic Lovenox
     On May 2, 2005, we entered into an agreement to obtain certain exclusive marketing rights for both strengths of Amphastar Pharmaceuticals, Inc.’s proposed generic version for Aventis Pharmaceuticals, Inc.’s Lovenox® (enoxaparin sodium) injectable product. Amphastar submitted its ANDA for generic Lovenox to the FDA in March 2003, and is the subject of a patent infringement lawsuit filed by Aventis. In June 2005, the United States District Court for the Central District of California granted summary judgment in Amphastar’s favor in the patent infringement lawsuit filed by Aventis relating to this ANDA. As a result of this court decision, the 30-month stay of approval of this ANDA imposed by law is no longer in effect, though such decision will not trigger any right Amphastar’s ANDA may have to a 180-day period of exclusivity. In September 2005, Aventis appealed this decision. However, Amphastar has not obtained FDA Approval for its product and the product continues to be delayed by, among other things, a Citizen Petition, including two supplements. Amphastar has submitted comments to Aventis’ Citizen Petition and supplements.
     The marketing rights we obtained from Amphastar generally extend to the U.S. retail pharmacy market. To obtain such rights, we paid $4,500 upon execution of the agreement, which was included in other assets in the September 30, 2005 Unaudited Condensed Consolidated Balance Sheet, and will make an additional $5,500 payment to Amphastar once certain milestones relating to the product are achieved, including obtaining FDA Approval and a favorable resolution of the pending patent litigation. In exchange, we will receive up to 50% of the net profits, as defined, generated from sales of Amphastar’s product in the retail pharmacy market. Under certain specified conditions, we have the right to receive a refund of the amounts we paid to Amphastar.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
Actos and Extended-Release Metformin Combination Product
     In December 2003, we entered into an agreement with Takeda to develop and market a combination product consisting of Takeda’s Actos® (pioglitazone) and extended-release metformin, each of which is administered once a day for the treatment of Type 2 diabetes. We are responsible for the formulation and manufacture of this combination product and Takeda is responsible for obtaining regulatory approval of and marketing this combination product, both in the U.S. and in other countries. Due to meeting certain specified requirements, as defined, we received the second $10,000 milestone payment in July 2005. Deferred revenue in the September 30, 2005 Unaudited Condensed Consolidated Balance Sheet includes $20,000 associated with the Takeda agreement, as the amounts to be retained by us are contingent upon meeting certain future requirements, as defined. In addition, for the three and nine months ended September 30, 2005, we have recorded as licensing, royalties and other revenue $1,336 and $3,769, respectively, which represented contract R&D services rendered to Takeda.
Generic Glucotrol XL
     In September 2003, we entered into a supply agreement with Pfizer for the 2.5mg, 5mg and 10mg strengths of generic Glucotrol XL® (extended-release glipizide) and we launched all three strengths of generic Glucotrol XL, supplied by Pfizer, during the fourth quarter of 2003. Pursuant to the supply agreement, Pfizer is required to pay a fee if it is unable to supply product in accordance with the terms of the agreement. During the third quarter of 2005, we recorded a receivable and related reduction to cost of goods sold of $2,400 as a result of Pfizer’s failure to deliver the 2.5mg strength of this product in accordance with the agreement.
(7) Licensing, Royalties and Other Revenue
     Licensing, royalties and other revenues were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Company	Product(s)	2005	2004	2005	2004
First Horizon	Altoprev	$7,647	$—	$11,626	$—
First Horizon	Fortamet	4,852	—	9,480	—
Teva/Impax	Generic Wellbutrin SR150 mg /Zyban	3,860	4,870	3,567	35,355
Mallinckrodt	Generic Anexsia	2,507	958	5,295	2,190
KUDCo	Generic Prilosec	1,612	1,984	5,381	2,711
Takeda	Pioglitazone/extended-release metformin	1,336	—	3,769	—
Ranbaxy	Generic Monopril-HCT	—	—	2,254	—
Other	Various	45	301	398	551

		$21,859	$8,113	$41,770	$40,807

     Fortamet and Altoprev revenues include contract manufacturing revenues, amortization of deferred revenues, and licensing and royalty revenues (see Note 2).
     Our agreements with Teva Pharmaceuticals Curacao N.V. and Impax Laboratories, Inc. related to generic versions of Wellbutrin SR® 150mg and Zyban® expired in September and November 2004, respectively. These agreements allowed for a 90-day period following the expiration of the agreement to adjust sales allowances. In the third quarter of 2005, based on the results of a review performed as allowed under the agreements, we recorded a reversal of sales allowances previously recorded of $3,860.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
     Licensing, royalties and other revenue associated with the generic version of Prilosec® for the 2004 Period included an allocation to us of $6,347 made by Kremers Urban Development Company (KUDCo) related to its June 2004 $50,000 settlement of patent infringement litigation with Mylan Laboratories, Inc. and Esteve Quimica S.A., partially offset by a $1,750 reversal of sales allowances previously recorded by KUDCo. Our agreement with KUDCo expires in February 2006.
     We have recorded as licensing, royalties and other revenue contract R&D services rendered to Takeda, consisting primarily of labor and overhead associated with the development of a combination product consisting of Takeda’s Actos (pioglitazone) and extended-release metformin. Such labor and overhead costs are included in R&D.
     Our agreement with Ranbaxy Pharmaceuticals Inc. was for a six-month period, which expired in June 2005.
(8) Income Taxes
     For the three months ended September 30, 2005, we recorded a provision for income taxes of $5,929, which was approximately equal to the expected annual effective federal statutory rate of 35% due to the effect of state income taxes offset by the reversal of liabilities for uncertain tax positions. For the nine months ended September 30, 2005, we recorded an income tax benefit of $46,513, which was in excess of the expected annual effective federal statutory rate of 35% primarily due to the reversal of liabilities for uncertain tax positions and the benefit from the recognition of a net operating loss carryforward in the first quarter of 2005 as a result of the Internal Revenue Service’s (IRS) completion of its audit of our 2003 income tax return and, to a lesser extent, the effect of state income taxes. For the three and nine months ended September 30, 2004, we recorded a provision for income taxes of $7,233 and $27,523, respectively, which was in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes.
     Our 2003 income tax return reflected a tax loss of approximately $63,000, tax effected, as the result of certain ordinary business developments. We believe the loss was appropriate and deductible. Nevertheless, due to the complexity of the tax rules and likelihood of a review and subsequent challenge by the taxing authorities, we recorded a liability to fully offset the resulting 2003 and 2004 income tax benefits. As of December 31, 2004, we had recorded a liability of $31,321 related to this uncertain tax position that was included in accrued expenses and other liabilities in our Condensed Consolidated Balance Sheet. In April 2005, the IRS disallowed a portion of the 2003 loss in the amount of $14,839, tax effected, and completed their examination of our 2003 income tax return. Due to the resolution of the 2003 loss with the IRS and the completion of the 2003 examination, in the first quarter of 2005, we recognized a tax benefit of approximately $48,971 as a result of the reversal of previously recorded liabilities for uncertain tax positions of $32,335 and recognition of an additional $16,636 net operating loss carryforward, tax effected.
     The IRS is in the process of concluding their audits for the years 1999 through 2002. During those years, despite our belief that our tax return positions are correct, we established liabilities for uncertain tax positions that may become payable in the event our positions are not upheld. As of September 30, 2005, we had remaining liabilities for uncertain tax positions of $22,894 included in accrued expenses and other liabilities in the Unaudited Condensed Consolidated Balance Sheet.
     Our liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
(9) Earnings Per Share
     Earnings per share is calculated in accordance with SFAS 128, “Earnings per Share”, which requires presentation of basic and diluted earnings per share. For the three and nine months ended September 30, 2005 and 2004, the shares used in computing basic net income per share are based on the weighted average shares of common stock outstanding, including the vested portion of RSUs. Diluted per share calculations included weighted average shares of common stock outstanding, including the vested portion of RSUs, plus dilutive common stock equivalents, computed using the treasury stock method. Our common stock equivalents consist of stock options and the unvested portion of RSUs.
     A reconciliation of the denominators of basic and diluted earnings per share of common stock is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic weighted average shares of common stock outstanding	73,343	72,809	73,195	72,690
Effect of dilutive items:
Stock options and unvested RSUs, net	305	678	437	891

Diluted weighted average shares of common stock outstanding	73,648	73,487	73,632	73,581

Anti-dilutive weighted average common stock equivalents	4,663	4,454	4,699	2,844

(10) Comprehensive Income
     SFAS 130, “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive income and its components in financial statements. The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$10,870	$11,801	$54,205	$44,907
Investments available-for-sale:
Unrealized (loss) gain, net	(736)	505	(879)	(319)
Income tax benefit (provision)	273	(192)	326	121

	(463)	313	(553)	(198)

Comprehensive income	$10,407	$12,114	$53,652	$44,709

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
(11) Issuance of RSUs
     On March 17, 2005, we granted a total of 75 RSUs to seven non-employee directors with a value of $1,703. During the nine months ended September 30, 2005, we granted, net of related forfeitures, 487 RSUs to employees, 391 of which were service based and 96 of which were performance based, with a net deferred compensation when granted cost of $10,220. Total RSUs outstanding at September 30, 2005 were 931 with deferred compensation costs of $15,074. As of September 30, 2005, future amortization expense associated with RSUs is as follows:

Remainder of 2005	$930
2006	3,562
2007	3,167
2008	2,778
2009	1,758
2010	1,261
Thereafter	1,618

$15,074

(12) 401(k) and Profit Sharing Plan
     Effective January 1, 2005, we match employee contributions to the 401(k) Plan on a dollar-for-dollar basis, up to 6% of an employee’s eligible salary and bonus. Prior to this change, we matched 50% of the first 5% of an employee’s contribution, subject to certain limitations. If we achieve financial goals that will be established annually, a portion of our profits will be funded into the 401(k) Plan for the benefit of substantially all full-time Andrx employees as of the end of the year that have worked more than 501 hours during the year.
(13) Separation Agreement
     On September 15, 2005, we entered into a Separation Agreement with our former Executive Vice President, General Counsel and Secretary (Former General Counsel). Because of certain actions taken by us that our Former General Counsel deemed to diminish his duties, status and responsibilities, our Former General Counsel terminated his employment for “Good Reason” as such term was defined in his employment agreement entered into on September 28, 2001. In addition, our Former General Counsel entered into a non-competition agreement for non-legal services for a period of one year. As a result, our Former General Counsel was entitled to:
•	$1,996 of severance, calculated as three times the highest salary and highest bonus earned in any of the last three years, subject to appropriate withholding;

•	continuation of health and dental insurance for 18 months, with an estimated value of $25;

•	acceleration of all unvested stock options; and

•	acceleration of all 35 RSUs from his December 1, 2002 award, resulting in a non-cash compensation charge of $289. There were 25 RSUs forfeited.
     As a result of (i) the employment agreement entered into on September 28, 2001 being deemed to modify the exercise period of the stock options issued to our Former General Counsel prior to that date, and (ii) a separation event occurring when our Former General Counsel terminated his employment for “Good Reason”, we were required to revalue 167 stock options that were granted to our Former General Counsel prior to the execution of his September 2001 employment agreement and still outstanding at the date of termination based on the NASDAQ

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
market closing price of $64.92 on the date of the September 2001 employment agreement, in accordance with FASB Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation (An Interpretation of APB Opinion No. 25)”. These stock options had exercise prices ranging from $2.74 to $62.38, and a weighted average exercise price of $22.86. This resulted in a non-cash compensation cost of $7,024. Accordingly, in the third quarter of 2005, total costs of $9,334 were recorded in SG&A in our Corporate and Other Segment as a result of our Former General Counsel’s termination.
     In addition, we recorded a deferred tax asset of $2,599 associated with the non-cash compensation cost related to our Former General Counsel’s options. Upon exercise or expiration, a portion or all of the deferred tax asset may be required to be written-off to additional paid-in capital or income tax expense, as appropriate.
(14) Termination of Credit Facility
     On December 30, 2002, we entered into a four-year, secured revolving line of credit facility for up to an aggregate amount of $185,000. On September 23, 2005, we gave notice that we were terminating this credit facility. The termination was effective October 19, 2005. Accordingly, in the third quarter of 2005, we wrote-off unamortized debt issuance costs of $1,160, included in write-off of unamortized issuance costs upon termination of credit facility in the Unaudited Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2005.
(15) Segments
     See our 2004 10-K, for a discussion of our business segments. In the third quarter of 2005, we established the Contract Services Segment, which is pursuing the development and manufacturing of pharmaceutical products for other pharmaceutical companies, including combination products and controlled-release formulations utilizing our patented technologies and formulation capabilities. Revenues and costs associated with the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products to First Horizon, which were included in the Corporate & Other Segment in the second quarter of 2005, are now included in the Contract Services Segment. Upon the disposition of the brand business, in the second quarter of 2005 our Entex and Anexsia product lines were transferred from the Brand Products Segment to the Generic Products Segment. In the third quarter of 2005, in conjunction with the establishment of the Contract Services Segment, these product lines are now included in our Contract Services Segment. The following table presents financial information by business segment:

	As of or for the Three Months Ended September 30, 2005
	Distributed	Generic	Brand	Contract	Corporate
	Products	Products	Products	Services	& Other	Consolidated
Revenues	$163,624	$76,257	$—	$17,069	$—	$256,950
Income (loss) from operations	14,018	15,145	(1,529)	6,766	(19,926)	14,474
Equity in earnings of joint ventures	—	885	—	—	—	885
Interest income	—	—	—	—	3,265	3,265
Interest expense	—	—	—	—	665	665
Write-off of unamortized issuance costs upon termination of credit facility	—	—	—	—	1,160	1,160
Depreciation and amortization	594	4,930	31	1,761	1,750	9,066
Purchases of property, plant and equipment, net	1,062	6,140	(75)	—	1,417	8,544
Total assets	190,500	420,294	60	27,216	510,059	1,148,129

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)

	As of or for the Three Months Ended September 30, 2004
	Distributed	Generic	Brand	Contract	Corporate
	Products	Products	Products	Services	& Other	Consolidated
Revenues	$158,163	$93,681	$16,111	$4,331	$—	$272,286
Income (loss) from operations	10,627	28,560	(12,566)	2,196	(11,615)	17,202
Equity in earnings of joint ventures	—	1,286	—	—	—	1,286
Interest income	—	—	—	—	1,221	1,221
Interest expense	—	—	23	—	652	675
Depreciation and amortization	728	4,799	809	1,219	1,531	9,086
Purchases of property, plant and equipment, net	223	21,153	92	—	2,207	23,675
Total assets	212,855	407,211	72,034	7,020	342,864	1,041,984

	Nine Months Ended September 30, 2005
	Distributed	Generic	Brand	Contract	Corporate
	Products	Products	Products	Services	& Other	Consolidated
Revenues	$512,226	$232,965	$13,888	$37,077	$—	$796,156
Income (loss) from operations	42,066	40,194	(47,860)	11,556	(45,019)	937
Equity in earnings of joint ventures	—	2,624	—	—	—	2,624
Interest income	—	—	—	1	7,225	7,226
Interest expense	—	—	15	—	1,920	1,935
Write-off of unamortized issuance costs upon termination of credit facility	—	—	—	—	1,160	1,160
Depreciation and amortization	1,842	14,567	279	4,700	5,107	26,495
Purchases of property, plant and equipment, net	1,994	18,404	(900)	—	2,095	21,593

	Nine Months Ended September 30, 2004
	Distributed	Generic	Brand	Contract	Corporate
	Products	Products	Products	Services	& Other	Consolidated
Revenues	$494,985	$303,331	$43,137	$13,592	$—	$855,045
Income (loss) from operations	37,402	105,526	(36,692)	4,834	(42,984)	68,086
Equity in earnings of joint ventures	—	3,553	—	—	—	3,553
Interest income	—	—	1	—	2,657	2,658
Interest expense	—	—	74	—	1,793	1,867
Depreciation and amortization	2,252	15,077	1,884	2,129	3,954	25,296
Purchases of property, plant and equipment, net	843	63,799	239	—	8,306	73,187
     For the three and nine months ended September 30, 2004, we reclassified revenues of $4,331 and $13,592, respectively, and gross profit of $2,690 and $6,331, respectively, related to our Entex and Anexsia product lines from the Brand Products Segment to the Contract Services Segment. In addition, for the three and nine months ended September 30, 2004, we reclassified product rights amortization of $1,219, and $2,129, respectively, related to our Entex and Anexsia product lines from the Brand Products Segment to the Contract Services Segment. For the September 30, 2004 total assets, we reclassified product rights and inventories of

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
$7,020 related to our Entex and Anexsia product lines from the Brand Products Segment to the Contract Services Segment.
     For the three months ended March 31, 2005, we classified revenues of $4,906, gross profit of $3,167, and product rights amortization of $1,219 related to our Entex and Anexsia product lines as part of the Brand Products Segment. For the three and six months ended June 30, 2005, we classified revenues of $3,961 and $8,867, respectively, gross profit of $2,317 and $5,484, respectively, and product rights amortization of $1,219 and $2,438, respectively, related to our Entex and Anexsia product lines as part of the Generic Products Segment. For the nine months ended September 30, 2005, these amounts have been classified as part of the Contract Services Segment.
     For the three months ended March 31, 2005, we classified revenues of $786 and gross loss of $222 related to the First Horizon transaction as part of the Brand Products Segment. For the three and six months ended June 30, 2005, we classified revenues of $7,821 and $8,607, respectively, gross loss of $1,616 and $1,838, respectively, and product rights amortization of $467 related to the First Horizon transaction as part of the Corporate and Other Segment. For the nine months ended September 30, 2005, these amounts have been classified as part of the Contract Services Segment.
     Generic Products Segment revenues by group of similar products are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Controlled-release	$54,341	$66,638	$170,537	$208,630
Immediate-release and niche	16,404	19,981	51,008	56,180

Subtotal	70,745	86,619	221,545	264,810
Licensing, royalties and other	5,512	7,062	11,420	38,521

Total Generic Product Segment revenues	$76,257	$93,681	$232,965	$303,331

(16) Litigation, Contingencies and Commitments
     Ongoing Patent Infringement Litigation
     Following submission of a Paragraph IV certification that our ANDA product does not infringe the patent rights of the reference brand product and/or that the patents are invalid or unenforceable, patent infringement litigation often is commenced against us. Generally, unless we commence selling such ANDA product before the related litigation has been concluded, we would not incur any substantial damages in connection with this type of litigation. See our 2004 10-K for a complete discussion of such matters.
     Naproxen Sodium (Naprelan)
     In March 2002, the U.S. District Court for the Southern District of Florida issued an order that Elan Corporation Plc’s patent was invalid, and in September 2002, we commenced selling naproxen sodium, our generic version of Naprelan®. In March 2003, the District Court issued an order denying, among other things, (i) Elan’s motion for reconsideration of the March 2002 order invalidating its patent, and (ii) our motion asking the District Court for a ruling on our non-infringement defenses. Both parties appealed that March 2003 decision. On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the Elan patent was invalid, and remanded the case back to the District Court for a determination as to whether our product infringes the Elan patent. On July 12, 2005, the Federal Circuit Court of Appeals issued a decision,

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
in an unrelated case, on how a court should address issues of claim construction, and the District Court judge handling our case instructed the parties to file briefs on how the District Court should proceed in this matter in light of the Federal Circuit Court of Appeals decision. The parties filed their briefs and we are awaiting the court’s decision.
     In January 2005, Elan filed a complaint in the U.S. District Court for the Southern District of Florida seeking willful damages as a result of our sale of our generic version of Naprelan. In February 2005, we filed our answer to Elan’s January 2005 complaint and filed a counterclaim for declaratory relief for unenforceability due to inequitable conduct and for non-infringement and invalidity of the applicable patent. This matter has been stayed pending resolution of the infringement action. We are not in a position to determine the ultimate outcome of this matter. However, since we have sold and are continuing to sell our generic version of Naprelan, an adverse determination could have a material adverse effect on our business and our consolidated financial statements.
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
     Clarithromycin ER (Biaxin XL)
     In October 2002, we submitted an ANDA seeking FDA Approval to market clarithromycin extended-release tablets 500mg, our generic version of Abbott Laboratories’ Biaxin XL 500mg product. On March 14, 2005, Abbott filed a complaint which was later amended on March 25, 2005 and April 14, 2005 in the United States District Court for the Northern District of Illinois for alleged patent infringement wherein it sought to enjoin Andrx Pharmaceuticals, Inc. from commercially manufacturing, using, offering to sell or selling generic versions of Biaxin XL. Additionally, Abbott sought declaratory judgment of infringement against Andrx for four patents related to Abbott’s product. On March 30, 2005, we filed an action for a declaratory judgment in the United States District Court for the Southern District of Florida against Abbott Laboratories and Taisho Pharmaceuticals (the owner of one of the patents at issue with Abbott) for non-infringement and invalidity of six patents related to Abbott’s Biaxin XL product. On May 18, 2005, Abbott filed a motion for preliminary injunction seeking to enjoin Andrx Pharmaceuticals, Inc. from commercially manufacturing, using, offering to sell or selling generic versions of Biaxin XL. The hearing on Abbott’s motion for preliminary injunction was held on September 21, 2005 and we are awaiting the court’s decision. We are at this time unable to determine the ultimate outcome of these matters.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
     Metoprolol Succinate (Toprol-XL)
     In 2003 and 2004, we filed ANDAs seeking FDA Approval to market metoprolol succinate extended-release tablets in the 25mg, 50mg, 100mg and 200mg strengths, respectively, of our generic versions of Toprol-XL®. AstraZeneca AB, Aktiebolaget Hassle and AstraZeneca LP sued us for patent infringement in the U.S. District Court for the District of Delaware in February 2004 on the 50mg strength, in July 2004 on the 25mg strength, and in December 2004 on the 100mg and 200mg strengths. On August 9, 2004, the Multidistrict Litigation Panel consolidated and sent to the U.S. District Court for the Eastern District of Missouri the three pending metoprolol succinate patent infringement cases brought by Astra against Andrx and two other generic drug companies for pretrial discovery purposes. Both Astra and Andrx have filed motions for summary judgment that are still pending with the Court. Trial is set to begin in February 2006. We are at this time unable to determine the ultimate outcome of these matters, but an adverse determination is unlikely to have a material adverse effect on our consolidated financial statements unless we were to commence selling our product prior to such determination.
     Sodium Valproate
     We filed an ANDA seeking FDA Approval to market a generic version of Depakote®, and in March 2000, Abbott Laboratories sued us in the U.S. District Court for the Southern District of Florida for patent infringement. The FDA refused to accept our ANDA and as a result, we filed a 505(b)(2) application to market a sodium valproate product that is bioequivalent to Depakote. In May 2003, Abbott filed a new infringement complaint against us in the same U.S. District Court in connection with our new application. Both cases were consolidated and the original ANDA lawsuit was subsequently dismissed without prejudice. On September 23, 2005, the court heard oral argument on our motion for summary judgment. We are awaiting the court’s decision. The trial of this matter has been rescheduled to begin in February 2006. We are at this time unable to determine the ultimate outcome of this matter, but an adverse determination is unlikely to have a material adverse effect on our consolidated financial statements unless we were to commence selling our product prior to such determination.
     Methylphenidate (Concerta)
     On September 1, 2005, ALZA Corporation and McNeil-PPC, Inc. filed a complaint in the United States District Court for the District of Delaware against Andrx and Impax, claiming that our respective products infringe, contributorily infringe, and/or induce the infringement of, ALZA’s ‘373 and ‘129 patents. The complaint seeks, among other things, (i) a judgment of infringement, contributory infringement, and inducement of infringement, and (ii) an order directing FDA not to approve Impax’s and Andrx’s ANDAs before the expiration date of those patents. We are at this time unable to determine the ultimate outcome of this matter, but an adverse determination is unlikely to have a material adverse effect on our consolidated financial statements unless we were to commence selling our product prior to such determination.
     Diltiazem HCl ER (Cardizem LA)
     On August 10, 2005, Biovail Laboratories International SRL filed a patent infringement complaint in the U.S. District Court for the District of Delaware against Andrx with respect to the product described in our ANDA filing for diltiazem hydrochloride extended-release tablets (120mg), bioequivalent to Cardizem® LA. In August 2005, we amended that filing to include the additional strengths (180mg, 240mg, 300mg, 360mg and 420mg). On October 14, 2005, a separate patent infringement complaint was filed in the U.S. District Court for the District of Delaware against us with respect to the lower strengths. Biovail alleges that our proposed product infringes Biovail’s ‘791 patent, and seeks a permanent injunction preventing us from making, using, offering to

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
sell or selling the accused product until the expiration of that patent. We are at this time unable to determine the ultimate outcome of this matter, but an adverse determination is unlikely to have a material adverse effect on our consolidated financial statements unless we were to commence selling our product prior to such determination.
     Other Pending Litigation
     FDA Related Securities Claims
     On October 11, 2005, Jerry Lowry filed a class action complaint on behalf of purchasers of our common stock during the class period (March 9, 2005 through September 5, 2005) in the United States District Court for the Southern District of Florida against Andrx Corporation and our Chief Executive Officer. The complaint seeks damages under the Securities Exchange Act of 1934, as amended, and alleges that during the class period, we failed to properly disclose the status of our compliance with the current Good Manufacturing Practices (cGMP) established by the FDA. The complaint also alleges that the plaintiffs suffered damages as a result of our disclosure on September 6, 2005 that FDA placed us in Official Action Indicated (OAI) status and a subsequent decline in the trading price of our common stock from $17.94 on September 5, 2005 to a closing price of $14.89 on September 6, 2005. Although we are unable at this time to determine the ultimate outcome of this matter, an adverse determination could have a material adverse effect on our business and our consolidated financial statements.
     Drug Pricing Litigation
     On August 4, 2004, the City of New York filed an action in the U. S. District Court for the Southern District of New York against numerous pharmaceutical companies, including us, claiming they overcharged Medicaid for prescription medications. Later, 26 separate New York counties filed complaints reiterating the same type of allegations against Andrx and other pharmaceutical companies. These complaints generally allege overpayments of varying amounts with respect to our products, in particular our generic versions of Glucophage XR® and Cardizem CD. On June 15, 2005, plaintiffs filed a consolidated complaint wherein Andrx, along with a few other companies, was no longer named as a defendant. One other New York State action, by Erie County, remains pending in the Supreme Court of the State of New York. In addition, on January 26, 2005, the state of Alabama, by its Attorney General, filed a similar lawsuit against numerous pharmaceutical companies, including Andrx, in the Circuit Court of Montgomery County, Alabama. On April 2005, we filed a motion to dismiss on behalf of Andrx Corporation and Andrx Pharmaceuticals, Inc. In July 2005, the Alabama matter was removed to the U.S. District Court for the Middle District of Alabama and then on August 11, 2005, transferred back to state court. In September 2005, the court partially granted defendants’ motions and ordered the plaintiff to file an amended complaint by January 13, 2006. On October 20, 2005, the state of Mississippi filed a similar lawsuit. We are currently evaluating the Mississippi complaint. There are reportedly numerous other lawsuits and investigations pending throughout the country against pharmaceutical companies related to these issues, which may result in additional claims against us. Though we are at this time unable to determine the ultimate outcome of these matters, an adverse determination could have a material adverse effect on our business and our consolidated financial statements.
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

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
District Court for the District of Nevada, which involves the same patents, but does not involve us. On January 23, 2004, that Nevada court issued an order determining that certain Lemelson patents, including the patents asserted against us, were unenforceable. Lemelson moved to amend or alter that judgment and on May 27, 2004, an amended judgment of non-infringement was entered. On June 22, 2004, Lemelson appealed the judgment to the U.S. Court of Appeals for the Federal Circuit. On September 9, 2005, the Federal Circuit Court of Appeals affirmed the district court’s opinion. In September 2005, Lemelson filed a petition for panel and en banc hearing. No decision has been issued regarding Lemelson’s petition.
Resolved Litigation
Cardizem CD Antitrust Litigation
     Beginning in August 1998, several putative class action lawsuits were filed against Aventis (formerly Hoechst Marion Roussel, Inc.) and us arising from a 1997 stipulation entered into between Aventis and us in connection with a patent infringement suit brought by Aventis with regard to its product, Cardizem CD. The actions pending in federal court were consolidated for multi-district litigation purposes in the U.S. District Court for the Eastern District of Michigan, with one of the cases filed by a group of direct purchasers having since been remanded back to the U.S. District Court for the Southern District of Florida. The complaint in each action alleges that Aventis and us, by way of the 1997 stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly gave Aventis and us a near monopoly in the U.S. market for Cardizem CD and a generic version of that pharmaceutical product. Each complaint sought compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 2000, the U.S. District Court for the Eastern District of Michigan granted summary judgment to plaintiffs finding that the 1997 stipulation was a per se violation of antitrust laws. On June 13, 2003, the U.S. Court of Appeals for the Sixth Circuit affirmed the district court’s decision, and on October 12, 2004, the U.S. Supreme Court declined to review this case.
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

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
     Wellbutrin SR Related Securities Claims
     Seven complaints were filed against us and certain of our current and former officers and directors for alleged material misrepresentations regarding the expiration dating for our generic versions of Wellbutrin SR/Zyban and that we knew that our products would not receive timely FDA Approval. All of these cases were consolidated and on October 20, 2003, the plaintiffs filed a consolidated amended class action complaint in the U.S. District Court for the Southern District of Florida against us and Richard J. Lane, our former Chief Executive Officer, alleging a class period from March 1, 2002 through March 4, 2003. After the District Court granted our motion to dismiss this complaint, on March 5, 2004, the plaintiffs further amended their complaint. This matter was settled in March 2005 for $2,500. This settlement was approved by the court on October 7, 2005. The proposed settlement does not require a material payment by us, as the settlement proceeds will mainly be paid by our insurance carrier.
     PPA Litigation
     Beginning in October 2001, 12 product liability lawsuits were filed against us, and others, for personal injuries allegedly arising out of the use of phenylpropanolamine (PPA). The actions were consolidated and transferred to the U.S. District Court for the Western District of Washington. We were named in the suits because we acquired the Entex product from Elan. While PPA was at one time contained in Elan’s Entex product, we reformulated Entex upon acquiring it from Elan and eliminated PPA as an active ingredient thereof. All of these cases against us were dismissed, either voluntarily or pursuant to court order. Notwithstanding a court order dated September 15, 2004, which dismissed the case and enjoined the re-filing of that case in state court, in December 2004, the plaintiff in one of those actions, Laura M. Bonucchi, filed an amended complaint in the Michigan Circuit Court for the County of Ingham, to again name us as a defendant in connection with this matter. On October 13, 2005, the Michigan Circuit Court dismissed this matter with prejudice.
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
     Contingencies
     During the third quarter of 2005, FDA placed us in OAI status relating to the FDA’s inspection of our Davie, Florida manufacturing facility and the FDA’s issuance of a Form 483 List of Inspectional Observations. The effect of this designation is that while the FDA reviews our responses to the inspectional observations and considers whether or not to take any enforcement action against us, FDA Approvals of our submitted ANDAs are being withheld. We believe we have provided complete responses to the May 2005 inspectional observations and to date, the FDA has not commented on our responses. If the FDA initiates an enforcement action against us based upon violations of cGMP or other applicable statutes and regulations, such enforcement action could have a material adverse effect on our business and our consolidated financial statements.
     In May 2004, pursuant to our agreement with Genpharm Inc., we began marketing all four strengths of Genpharm’s generic version of Paxil® (paroxetine hydrochloride) in the United States. Genpharm is entitled to a royalty based on the net profits for this product, as defined. Andrx and Genpharm also agreed to equally share the attorneys’ fees associated with the pending patent infringement litigation with Glaxo SmithKline involving Genpharm’s product. That litigation has been “stayed” and will be dismissed by Glaxo in the event Glaxo does

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(in thousands, except for per share amounts)
not prevail in its appeal of an adverse determination in a related patent litigation matter. Any patent infringement damages that may ultimately be awarded to Glaxo will be borne by Genpharm and us in proportions that are commensurate with the parties’ respective share of profits, except that we have agreed to be responsible for any damages that exceed the aggregate royalty amount Genpharm received from us. Other sharing arrangements apply to other types of claims that may be asserted.
     In connection with our agreements with First Horizon for the sale and licensing of certain rights and assets related to Altoprev, we received $35,000 in proceeds, which are refundable if certain supply requirements, as defined, are not maintained over a specified period. This contingency abates ratably over a 30-month period beginning on August 1, 2005.
     In June 2005, we recorded the second $10,000 milestone payment due in connection with our agreement with Takeda to develop and thereafter manufacture a combination product consisting of Takeda’s Actos (pioglitazone) and extended-release metformin, which was received in July 2005. As we may be required to repay all or a portion of the $20,000 in milestone payments from Takeda, this entire amount is reflected as deferred revenue in the September 30, 2005 Unaudited Condensed Consolidated Balance Sheet.
     In 2001 and 2002, we entered into employment agreements with two current executive officers, which are deemed to be modifications to the exercise periods of stock awards previously issued. In the event that these executive officers terminate their employment under certain provisions of their agreement, we would be required to revalue those stock options based on the NASDAQ market closing price as of the date of the employment agreements, which were $64.92 and $43.27, respectively, resulting in a non-cash compensation charge. The total potential charge is currently estimated at $7,360 based on those related outstanding stock options as of September 30, 2005, of which $2,987 of this potential charge relates to currently in-the-money options that will expire in December 2005.
     Tax Matters
     The IRS is in the process of finalizing their audits for the years 1999 through 2002. Despite our belief that our tax return positions are correct, it is our policy to establish liabilities for uncertain tax positions that may result from examinations by tax authorities. Our liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions. (See Note 8 for a discussion of our tax liabilities.)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Our Business
     We are a pharmaceutical company that:
•	develops, manufactures and commercializes generic versions of controlled-release, niche and immediate-release pharmaceutical products, including oral contraceptives;

•	distributes pharmaceutical products, primarily generics, which have been commercialized by others, as well as our own, primarily to independent pharmacies, pharmacy chains and physicians’ offices; and

•	develops and manufactures pharmaceutical products for other pharmaceutical companies, including combination products and controlled-release formulations utilizing our patented technologies and formulation capabilities.
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
     We have commercialized brand pharmaceuticals that, in some instances, use our proprietary controlled-release drug delivery technologies. As discussed below, on March 28, 2005, we sold and licensed certain rights and assets related to Fortamet® and Altoprev®, to First Horizon Pharmaceutical Corporation. We have agreed to continue to manufacture these products for First Horizon.
     We are focusing our efforts on our core competencies of formulation development of generic versions of controlled-release and other pharmaceutical products as well as the sales, marketing and distribution of both our own and others’ generic pharmaceutical products. Our growth strategies include both internal and external efforts, such as strategic alliances, collaborative agreements and acquisitions. We continue to seek agreements with third parties that will leverage our generic sales, marketing and distribution capabilities, our formulation capabilities and our controlled-release technologies, including but not limited to, agreements to develop combination and other products.
     Key Performance Factors
     In our generic business, growth will continue to result primarily from the launch of our new products and will be influenced by the extent of competition such products will encounter. In addition, growth will depend on our access to low cost generics to leverage our sales, marketing and distribution capabilities. Such growth will be offset by reductions in price and market share of our existing products from current and future competitors, as is customary in the generic market. Our ability to launch new products is subject to, among other things, removal from Official Action Indicated (OAI) status by the Food and Drug Administration (FDA), which places on hold approval of our pending Abbreviated New Drug Applications (ANDAs), obtaining final marketing approval from the FDA (FDA Approval), the successful resolution of pending litigation and Citizen Petitions relating to certain products and our ability to scale-up, validate our manufacturing processes and consistently produce commercial quantities.
     In our distribution business, growth will continue to be primarily a function of our participation in the distribution of new generic products launched by others, offset by the net price declines typically encountered by generic products. In addition, results will continue to be influenced by the extent of competition from large wholesalers and other distributors.
     Our operating results have been and continue to be highly dependent on (i) a limited number of products, particularly the revenues from our generic versions of Cardizem® CD and, to a lesser extent, Tiazac® and Glucotrol XL® (supplied by Pfizer Inc.), (ii) our distribution business, which is generally reflective of the growth and competition of the generic industry as a whole, and (iii) production related write-offs, write-offs of pre-launch inventories, under-utilization and inefficiencies at our manufacturing facilities, and (iv) levels of research and development expenses (R&D).
     Future operating results will also continue to depend on the timing and extent of additional competition our existing generic products will encounter; the timing of our commercialization of our future generic products, particularly our generic versions of Biaxin® XL and Concerta®, as well as Toprol-XL® and additional oral contraceptives; our participation in Amphastar’s commercialization of its generic version of Lovenox®; and the extent of competition that those products will face. The timing and value of generic product introductions depends on a number of factors, including removal from OAI status by FDA, our compliance with current Good Manufacturing Practices (cGMP) and other FDA guidelines, our manufacturing capabilities and capacities, competition, successful scale-up, receiving FDA Approval, satisfactory resolution of patent litigation and Citizen Petitions, our exclusivity rights, if any, the expiration of others’ patent and exclusivity rights, and various other factors described in our Annual Report on Form 10-K for the year ended December 31, 2004 (2004 10-K) and in our other U.S. Securities and Exchange Commission (SEC) filings. In addition, future operating results will be influenced by First Horizon’s ability to market Altoprev and Fortamet and our related royalties, as well as our ability to meet the supply requirements for Altoprev in association with the First Horizon agreements, and the timing of generic introductions of Altoprev and Fortamet. Future operating results will also be impacted by our ability to enter into agreements with third parties that will leverage our formulation capabilities, our controlled-release technologies and our generic sales, marketing and distribution business such as our agreement with Takeda Chemical Industries, Ltd. related to Actos® and extended-release metformin.
     We currently maintain telemarketing facilities in Weston, Florida and Grand Island, New York and distribution centers in Weston, Florida and Columbus, Ohio. We believe that because of our multiple locations, during hurricanes, power outages, floods or other events outside of our control, we are able to maintain our distribution operations. In connection with Hurricane Wilma which hit South Florida in late October 2005, our telemarketing and distribution operations were in continuous operation throughout the week, while other South Florida businesses suffered disrupted service.
     In 2004, in conjunction with our facility expansion, we replaced and/or repaired the roofs of our manufacturing facilities and made other appropriate repairs to the facilities. As a consequence, when Hurricane Wilma affected South Florida, we incurred only minor damage to our manufacturing facilities, which facilities were up and running just days after the hurricane.
     Forward Looking Statements
     Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by or on behalf of Andrx that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “to,” “plan,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “would,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, what sanctions, if any, FDA may seek following its decision to place us in OAI status, including without limitation sanctions relating to any failure to comply with cGMP requirements and if and when the “hold” on our ANDA approvals will be lifted; business interruption due to hurricanes or other events outside of our control; our dependence on a relatively small number of products; licensing revenues; the timing and scope of patents issued to our competitors; the timing and outcome of patent, antitrust and other litigation and future product launches; whether we will be awarded any marketing exclusivity period and, if so, the precise dates thereof; whether additional pre-launch inventory write-offs will be required; government regulation generally; competition; manufacturing capacities, safety issues, output and quality processes; our ability to develop and successfully commercialize new products; the loss of revenues from existing products; development and marketing expenses that may not result in commercially successful products; our inability to obtain, or the high cost of obtaining, licenses for third party technologies; our ability to meet the supply and manufacturing requirements of the First Horizon agreement; the consolidation or loss of customers; our relationship with our suppliers; the success of our joint ventures; difficulties in integrating, and potentially significant charges associated with, acquisitions of technologies, products and businesses; our inability to obtain sufficient supplies and/or active pharmaceuticals from key suppliers; the impact of sales allowances; product liability claims; rising costs and limited availability of product liability and other insurance; recent management changes and the potential loss of senior management and other key personnel; failure to comply with environmental laws; the absence of certainty regarding the receipt of required regulatory approvals or the timing or terms of such approvals; our ability to commercialize all of our pre-launch inventory. Actual results may differ materially from those projected in a forward-looking statement. We are also subject to other risks detailed herein or detailed from time to time in our 2004 10-K or in our other SEC filings. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in our 2004 10-K and in our other SEC filings.
     Readers are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise, except as required by law.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The preparation of our consolidated interim financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates we have made include, but are not limited to, those related to revenue recognition, sales allowances, allowance for doubtful accounts, inventories and cost of goods sold, determining the useful life or impairment of goodwill and other long-lived assets and income taxes. The net revenues we report related to collaborative agreements for the sale of certain products sold by other parties are subject to numerous estimates by these other parties, such as returns and other sales allowances and certain related expenses. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, our historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.
     Since December 31, 2004, the critical accounting policies, or our application thereof, as more fully described in our 2004 10-K, have not significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three and nine months ended September 30, 2005.
     Revenue Recognition, including Sales Allowances
     Distributed product revenues are derived from the sale of pharmaceutical products purchased from third parties, including generic products sold on behalf of our unconsolidated joint ventures. Andrx product revenues include our generic and brand product revenues. Andrx generic product revenues are derived from the sale of generic products either manufactured by us pursuant to our ANDAs or sold with our National Drug Code (NDC), but exclude generic products sold on behalf of our unconsolidated joint ventures. Andrx brand product revenues were revenues derived from the sale of branded products either manufactured by us pursuant to our New Drug Application (NDA) or sold with our NDC through March 31, 2005. Sales generated by the Entex® and Anexsia® product lines, previously reflected in Andrx brand product revenues, are included in Andrx generic product revenues.
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
     Sales allowances for estimated discounts, rebates, returns, chargebacks, shelf stock adjustments and other sales allowances are established by us concurrently with the recognition of revenue. Sales allowances are recorded in the Condensed Consolidated Balance Sheets as reductions to accounts receivable, net or accrued expenses and other liabilities, as appropriate.
     Our most significant sales allowances vary depending upon the business segment. In our distribution business, our most significant sales allowances are for estimated returns, discounts and rebates. Sales allowances for estimated discounts and rebates have historically been predictable and less subjective. In our generic business, our most significant sales allowances are for estimated discounts, customer and Medicaid rebates, returns, chargebacks and shelf stock adjustments. Of these estimates, the estimates for returns, chargebacks and shelf stock adjustments are more subjective and, consequently, may be subject to more fluctuation. In our brand business, our most significant sales allowances were for estimated discounts, returns, Medicaid rebates and managed care rebates. Of these estimates, the estimates for returns are more subjective and, therefore, may be subject to more fluctuation.
     Sales allowances are established based upon consideration of a variety of factors, including, but not limited to, prescription data, inventory reports and other information received from our customers and other third parties, our customers’ right of return, historical information by product, the number and timing of competitive products approved for sale, both historically and as projected, the estimated size of the market for our products, current and projected economic conditions, anticipated future product pricing, future levels of prescriptions for our products and analysis that we perform. We believe that the sales allowances are reasonably determinable and are based on the information available at that time to arrive at our best estimate. The key assumptions we use to arrive at our best estimate of sales allowances are our estimates of inventory levels in the distribution channel, future price changes and potential returns, as well as historical information by product. Our estimates of prescription data, inventory at customers and in the distribution channel are subject to the inherent limitations of estimates that rely on third party data, as certain third party information may itself rely on estimates, and reflect other limitations. Actual product returns, chargebacks, shelf stock adjustments and other sales allowances incurred are dependent upon future events. We periodically monitor the factors that influence sales allowances and make adjustments to these provisions when we believe that actual product returns, chargebacks, shelf stock adjustments and other sales allowances may differ from established allowances. If conditions in future periods change, revisions to previous estimates may be required, potentially in significant amounts. Changes in the level of provisions for estimated product returns, chargebacks, shelf stock adjustments and other sales allowances will affect revenues.
     Rebates and discounts are estimated based on historical payment experience, historical relationships to revenues and contractual arrangements. We believe that such estimates are readily determinable due to the limited number of assumptions involved and the consistency of historical experience. As discussed below, estimated chargebacks, returns and shelf stock adjustments involve more subjective judgments and are more complex in nature.
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
     In our distribution business, our return allowances as a percentage of gross sales were 1.1% and 0.8% for the nine months ended September 30, 2005 and 2004, respectively. If our 2005 distribution return allowances as a percentage of gross revenues were to differ by 10% from our estimates, our distribution business return allowances for the nine months ended September 30, 2005 would change by $230,000. In our generic product business, our return allowances as a percentage of gross sales were 1.5% and 2.1% for the nine months ended September 30, 2005 and 2004, respectively. If our 2005 generic return allowances as a percentage of gross revenues were to differ by 10% from our estimates, our generic business return allowances for the nine months ended September 30, 2005 would change by $545,000.
     Chargebacks - We enter into agreements with certain pharmacy chains and other customers to establish contract pricing for certain of our products, which these entities purchase from the wholesaler of their choice. Alternatively, we enter into agreements with certain wholesalers to establish contract pricing for certain products that the wholesaler will agree to place in their preferential pricing programs. Under either form of agreement, we will provide our wholesalers with a credit, known as a chargeback, for an amount equal to the difference between our agreed upon contract price and the price we previously invoiced to the wholesaler. The provision for chargebacks is based on our estimate of wholesaler inventory levels and the expected sell-through of our products by the wholesalers at the contract price, based on historical chargeback experience and other factors. Our estimates of inventory levels at the wholesalers are subject to inherent limitations, as they rely on third party data, and their data may itself rely on estimates, and be subject to other limitations. We periodically monitor the factors that influence our provision for chargebacks, and make adjustments when we believe that actual chargebacks may differ from established allowances. These adjustments occur in a relatively short period of time.
     As of September 30, 2005, our chargebacks as a percentage of our estimate of generic product inventory levels at wholesalers was 55%, based on historical experience, our estimate of wholesaler inventory levels and the expected sell-through of our generic products by the wholesalers at the contract price. Historically, chargebacks as a percentage of our estimate of generic product inventory levels at wholesalers ranged from 16% to 24%. The increase as of September 30, 2005 is mainly due to our sales of generic Paxil®, supplied by Genpharm, to a new customer. If actual chargeback rates as a percentage of the inventory levels at wholesalers or our estimate of wholesaler inventory levels were to differ by 10% from the rates or levels used in our provision estimate, the impact on our chargeback accrual as of September 30, 2005 would be $1.7 million.
     Shelf Stock Adjustments - Shelf stock adjustments are credits we issue to our customers to reflect decreases in the selling prices of our generic products. These adjustments are based upon the amount of product that our customers have remaining in their inventories at the time we decide to reduce the selling price of our product, generally as a result of market conditions, and not pursuant to contractual arrangements with customers. These credits allow customers with existing inventories to compete with those buying product at the current market price, and allow us to maintain market share and customer loyalty. Amounts recorded for estimated shelf stock adjustments are based on estimated launch dates of competing products, estimated declines in market price and estimates of inventory held by the customer. These estimates are subject to inherent limitations, as they rely on third party data and our judgment of the likelihood of future events and the likely impact of those events. We periodically monitor these and other factors that influence our provision for shelf stock adjustments and make adjustments when we believe that actual shelf stock adjustments may differ from established allowances.

     As of September 30, 2005, our generic business shelf stock adjustment liability was based on estimated declines in market price by product ranging from 2% to 20% and estimated levels of inventory at customers by product ranging from approximately one month to two months on average. If actual declines in market price were to differ by 5% on average from our estimates, the impact on our generic business shelf stock adjustment accrual as of September 30, 2005 would be $2.7 million. If actual levels of inventory at customers were to differ by 10% from our estimates, the impact on our generic business accrued shelf stock adjustment as of September 30, 2005 would be $656,000.
     When other parties market our products or when we are entitled to revenues from the sale of their products, we recognize revenue based on information supplied by the other parties related to shipment to, and their customers’ acceptance of, the products, less estimates for sales allowances. We receive periodic reports from other parties that support the revenues we recognize, and amounts recognized are then compared to the cash remitted to us. Such revenues are subject to several estimates, similar to those we experience with the sales of our products. We periodically monitor the factors that influence these sales allowances and conduct inquiries of the other parties regarding these estimates, including the use of audits by independent third parties. Such estimates are revised as changes become known and may be significant.
     When we receive licensing and royalties revenues, we recognize those revenues when the obligations associated with the earning of that revenue have been satisfied, based upon the terms of the contract. If obligations associated with the earning of that revenue remain, we will defer all or a portion of the payment, whether or not it is refundable, and recognize such amount over future periods , as appropriate.
     When we enter into revenue arrangements with multiple deliverables, we evaluate and determine whether the deliverables are separate units of accounting and we divide the deliverables into separate units of accounting, in accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”. (See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.)
     During the three and nine months ended September 30, 2005, licensing, royalties and other revenues include the amortization of the deferred revenue associated with the sale and licensing of certain rights and assets related to Fortamet and Altoprev to First Horizon, as well as the related contract manufacturing revenues associated with the manufacturing and supply of these products, recognized when product is shipped. (See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.)
     Impairment of Goodwill
     Under the purchase method of accounting for acquisitions, goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is subject to an assessment for impairment in value by applying a fair-value based test on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value. (See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.)
     Income Taxes
     Our estimated annual effective tax rate is based on estimates of expected results of operations, enacted statutory tax rates and tax planning strategies. Significant judgment is required in determining our effective tax rate and the ultimate resolution of our tax return positions. Despite our belief that our tax return positions are correct, our policy is to establish liabilities for uncertain tax positions that may be impacted by examinations by tax authorities. Our liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions. (See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.)

     Pre-Launch Inventories
     There are typically few risks and uncertainties concerning market acceptance of approved generic products because the reference brand product has an established demand, and the lower priced generic product may be substituted for that reference brand product. In order to optimize our profit potential and avoid being at a competitive disadvantage, we have from time to time made, and may hereafter make, commercial quantities of our product candidates prior to the date that we anticipate that our ANDA submissions for such products will receive FDA Approval, and/or we have achieved a satisfactory resolution of pending patent issues, which may involve litigation, with respect to such product. We refer to these inventories as “pre-launch inventories”.
     Having commercial quantities of pre-launch inventories of our product available for shipment on the day we obtain the ability to prudently market our product (i.e., after FDA Approval and without undue patent infringement or other risks) requires us to, among other things, begin to validate our manufacturing processes in accordance with FDA regulations well before the date we anticipate our product will be approved. In addition, a “scale-up” process may be undertaken prior to validation. The scale-up process is performed, when technically feasible and regulatorily permissible, to modify the equipment and processes employed in the manufacture of our product to increase manufacturing lot sizes. Scale-up activities are expensed to R&D, including the raw material used in such activities.
     Raw materials for planned product launches are generally purchased well in advance of the anticipated product approval and are carried at cost. Such raw materials generally have shelf lives of five years or more, and often can be sold if we do not use that material or returned to the vendor.
     We generally determine whether our ANDA is approaching FDA Approval based on communications with representatives of the FDA’s Office of Generic Drugs (OGD) and other factors. We generally determine whether we will be able to market our product, without undue patent or other risks, based on communications with internal and external patent counsel. The decision to begin the manufacture of pre-launch inventory is based upon our estimates of the time required to conduct the activities necessary to enable us to have sufficient quantities on hand on the date we anticipate our product can be prudently marketed. In making that decision, we also consider numerous other factors, including but not limited to, our ability to meet the manufacturing specifications that we anticipate will likely be approved for our product, the projected time necessary for us to successfully scale-up our production process and thereafter make both the validation lots and the anticipated launch quantities of our product, the expiration dates of any patents or exclusivities that might prevent the launch of our product, the expected level of market share and competition for our product, and other events that might potentially affect our willingness or ability to market our product. As our product will generally have a shelf life of two years commencing at the start of production, we will time our decision to begin the manufacture of pre-launch inventory so that we will have sufficient remaining commercial shelf life (generally 12 months or more, but sometimes less) at the anticipated launch date for our product.
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
     After such inventory has been produced, we will continue to evaluate the probable future economic benefits that we expect to derive from such pre-launch inventories and whether such inventories are stated at the lower of cost or market. This ongoing evaluation considers, among other things, the remaining shelf life of that inventory, current and expected market conditions, the amount of inventory on hand, the substance of any later communications with the FDA during the regulatory approval process and the then current views of our patent and/or litigation counsel. As appropriate, we will reassess these determinations and will make provisions through cost of goods sold to reduce pre-launch inventories to net realizable value. In the event the factors above do not provide a basis for determining that there is a probable future economic benefit, the manufactured cost of such pre-launch inventories, including raw material used in the manufacturing process, would be expensed as incurred in cost of goods sold.
     Production of pre-launch inventories involves the risks that FDA may not approve such product(s) for marketing on a timely basis, if ever, that such approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventories, and/or that the results of related litigation or other legal issues may not be satisfactory. If these risks were to materialize, provisions may be required to reduce the inventories to their net realizable value, if any. Such additional provisions could be material. Generally, pre-launch inventories related to publicly disclosed product candidates are separately identified except in circumstances where we believe such disclosure would place us at a competitive disadvantage to do so.
     As of September 30, 2005 and December 31, 2004, we had pre-launch inventories pending FDA Approval and/or satisfactory resolution of litigation broken down as follows:

	September 30,	December 31,
	2005	2004
	($ in thousands)
Raw materials	$9,741	$7,603
Work in process	6,103	2,623
Finished goods	1,780	1,519

	$17,624	$11,745

     Pre-launch inventories as of September 30, 2005 consisted primarily of our generic version of Biaxin XL, which has been approved by FDA and is subject to patent litigation (see Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements) and our generic version of Monopril®, which has been approved by FDA, as well as raw materials of our generic version of Concerta. Pre-launch inventories as of December 31, 2004 consisted primarily of our generic version of Concerta. The remaining shelf lives of our pre-launch inventories generally exceed one year.
     For the three months ended September 30, 2005, write-offs of pre-launch inventories primarily consisted of $3.4 million related to our generic version of Biaxin XL, resulting from the validation and commencement of commercial production. For the nine months ended September 30, 2005, write-offs of pre-launch inventories primarily consisted of $5.8 million related to our generic version of Concerta, which resulted from the aging of product that may be short-dated by the date we anticipate that our product will likely be sold, as well as $3.6 million related to our generic version of Biaxin XL. For the three and nine months ended September 30, 2004, write-offs of pre-launch inventories included $4.2 million of our generic version of Accupril®, as a result of raw material issues.
     In July 2005, a patent related to Concerta was listed in the FDA’s Electronic Orange Book. Although we filed our Paragraph IV certification with the FDA relating to this patent and notified the NDA holder and all patentees of such certification, we learned that FDA received the first Paragraph IV certification for this patent prior to our certification. Consequently, FDA will likely award the 180-day marketing exclusivity rights to another ANDA filer. Under current law, we believe that no 30-month stay of approvals will result from the litigation filed by ALZA Corporation and McNeil-PPC, Inc. against Andrx (see Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements). Based on these recent events, we no longer believe that the FDA will approve our generic version of the Concerta product during 2005. Consequently, we re-evaluated the probable future economic benefits related to certain of our pre-launch inventories due to dating. For the nine months ended September 30, 2005, we have written-off to cost of goods sold $5.8 million of pre-launch inventories related to our generic version of Concerta.

     ANDRX CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS

Revenues and Gross Profit

	Three Months Ended
	September 30,	September 30,
	2005	2004
	(In thousands)
Distributed Products
Gross revenues	$170,718	$164,662
Sales allowances	7,103	6,539
Sales allowances as a % of gross revenues	4.2%	4.0%
Net revenues	163,615	158,123
Gross profit	33,263	28,344
Gross margin	20.3%	17.9%
Andrx Products — Generic
Gross revenues	$127,638	$123,996
Sales allowances	56,162	34,004
Sales allowances as a % of gross revenues	44.0%	27.4%
Net revenues	71,476	89,992
Gross profit	23,856	34,075
Gross margin	33.4%	37.9%
Andrx Products — Brand
Gross revenues	$—	$22,126
Sales allowances	—	6,068
Sales allowances as a % of gross revenues	—	27.4%
Net revenues	—	16,058
Gross profit	—	10,842
Gross margin	—	67.5%
Andrx Products — Total
Gross revenues	$127,638	$146,122
Sales allowances	56,162	40,072
Sales allowances as a % of gross revenues	44.0%	27.4%
Net revenues	71,476	106,050
Gross profit	23,856	44,917
Gross margin	33.4%	42.4%
TOTAL PRODUCT REVENUES
Gross revenues	$298,356	$310,784
Sales allowances	63,265	46,611
Sales allowances as a % of gross revenues	21.2%	15.0%
Net revenues	235,091	264,173
Gross profit	57,119	73,261
Gross margin	24.3%	27.7%
LICENSING, ROYALTIES AND OTHER
Net revenues	$21,859	$8,113
Gross profit	13,902	8,113
Gross margin	63.6%	100.0%
TOTALS
Net revenues	$256,950	$272,286
Gross profit	71,021	81,374
Gross margin	27.6%	29.9%

Three Months Ended September 30, 2005 (2005 Quarter) Compared to Three Months Ended September 30, 2004 (2004 Quarter)
     For the 2005 Quarter, we generated net income of $10.9 million, compared to $11.8 million for the 2004 Quarter.
Revenues and Gross Profit
     Distributed Products
     Revenues from distributed products increased by 3.5% to $163.6 million for the 2005 Quarter, compared to $158.1 million for the 2004 Quarter. The increase generally reflects our participation in the distribution of new generic product introductions, partially offset by the overall price declines common to generic products, as well as the discontinuation of the distribution of certain brand products, which had provided minimal contribution to gross profit, resulting in a decrease to sales of $2.8 million. Net revenues in the 2005 Quarter included the reversal of $2.0 million of the $2.6 million reserve established in the 2005 second quarter related to Able Laboratories Inc.’s recall of its products. Revenues from distributed products decreased by 3.1% compared to $168.8 million in the second quarter of 2005. This decrease included, among other things, a decrease of $5.1 million in distribution of certain brand products. In the 2005 Quarter, revenues from distributed products generated $33.3 million of gross profit with a gross margin of 20.3% compared to $28.3 million of gross profit with a gross margin of 17.9% for the 2004 Quarter. The improvement in the gross margin was primarily attributable to the impact of higher margins related to a new product introduction as well as the reversal of the reserve related to Able’s recall.
     When we participate in the distribution of generic products that face little or no competition, we generally generate higher revenues and lower gross margins. When such products encounter additional competition, the resulting lower prices generally cause us to generate lower revenues, but higher gross margins, as we generally are able to purchase such products at relatively more competitive prices.
     Andrx Products
     Generic Products
     For the 2005 Quarter, revenues from our generic products decreased by 20.6% to $71.5 million, compared to $90.0 million in the 2004 Quarter, and decreased by 8.8% compared to $78.3 million in the second quarter of 2005. Our generic product sales include sales of (i) controlled-release generic products, (ii) immediate-release and niche generic products, and (iii) other products, which include our Entex and Anexsia product lines, previously reflected in Andrx brand product revenues. There were no product introductions during the 2005 Quarter.
     Revenues from our generic controlled-release products were $54.3 million for the 2005 Quarter, compared to $66.6 million in the 2004 Quarter, a decrease of $12.3 million, or 18.5%, and compared to $57.2 million in the second quarter of 2005, a decrease of 5.0%. The decrease in revenues from controlled-release products compared to the 2004 Quarter primarily resulted from $6.4 million in decreased revenues from generic Glucotrol XL, supplied by Pfizer (primarily price, including additional sales allowances), $4.2 million in decreased revenues from our generic version of OTC Claritin-D® 24 (both price and volume, equally), and $2.4 million in decreased revenues from our generic version of K-Dur® ($1.4 million in price decreases and $1.0 million in volume decreases).
     Revenues from our immediate-release and niche generic products were $16.4 million for the 2005 Quarter, compared to $20.0 million in the 2004 Quarter, a decrease of $3.6 million, or 17.9%, and compared to $18.8 million in the second quarter of 2005, a decrease of 12.6%. The decrease compared to the 2004 Quarter was mainly due to decreases in revenues from our generic version of Glucophage® of $3.1 million ($1.1 million in price decreases and $2.0 million in volume decreases).

     Revenues from our other products were $731,000 for the 2005 Quarter, compared to $3.4 million in the 2004 Quarter and $2.4 million in the second quarter of 2005. The decrease compared to the 2004 Quarter was mainly due to decreases in revenues from our Entex product line due to the introduction of generic competition.
     Sales allowances as a percentage of gross revenues increased by 16.6% to 44.0% in the 2005 Quarter, from 27.4% in the 2004 Quarter. The increase was primarily attributable to an increase in chargebacks of 15.6% as a percentage of gross revenues mainly due to increases in sales subject to chargebacks.
     In the 2005 Quarter, our generic products generated $23.9 million of gross profit with a gross margin of 33.4%, compared to $34.1 million of gross profit with a gross margin of 37.9% in the 2004 Quarter. The $10.2 million decrease in gross profit from our generic products for the 2005 Quarter, compared to the 2004 Quarter, resulted primarily from reductions in revenues, mainly due to pricing, and increased other charges to cost of goods sold, partially offset by a $2.4 million reduction in cost of goods sold as a result of Pfizer’s failure to deliver the 2.5mg strength of generic Glucotrol XL in accordance with our supply agreement. Pfizer has since resumed supply of this product.
     In the 2005 Quarter, we recorded charges directly to cost of goods sold of $4.1 million in write-offs of pre-launch inventories (mainly due to $3.4 million in write-offs of our generic version of Biaxin XL associated with the validation and commencement of commercial production), $1.1 million as a result of production related write-offs, and $3.7 million for under-utilization and inefficiencies at our manufacturing facilities. In the 2004 Quarter, we recorded charges directly to cost of goods sold of $5.8 million as a result of write-offs of pre-launch inventories (mainly due to $4.2 million in write-offs of our generic version of Accupril, as a result of raw material issues) and $2.2 million for under-utilization and inefficiencies at our manufacturing facilities.
     While our production related write-offs have declined since 2004, we expect to continue to experience charges to cost of goods sold as a result of production related write-offs, pre-launch inventory write-offs, under-utilization and inefficiencies at our manufacturing facilities. Many of these charges relate to the expansion of our manufacturing facilities in anticipation of new product launches and other factors, as well as the cost of maintaining the North Carolina facility.
     The decrease in gross margin from our generic products for the 2005 Quarter, compared to the 2004 Quarter, resulted primarily from price erosion and a decrease in our profit share from Perrigo’s sales of our OTC Claritin products as a result of additional competitors entering the market, partially offset by a $2.4 million reduction in cost of goods sold in the 2005 Quarter as a result of Pfizer’s failure to deliver the 2.5mg strength of generic Glucotrol XL in accordance with our supply agreement.
     Disposition of Brand Business
     For the 2004 Quarter, revenues from our brand products were $16.1 million (excluding sales from our Entex and Anexsia product lines, which were reclassified to generic products) with a gross profit of $10.8 million and a gross margin of 67.5%. There were no brand product revenues or gross profit for the 2005 Quarter as a result of the First Horizon transaction discussed below.
     In December 2004, our board of directors approved a plan to divest, or seek other strategic alternatives for our brand pharmaceutical business. On March 28, 2005, we consummated agreements with First Horizon for the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products, and the manufacturing and supply of these products, at which time we received $50 million related to Fortamet. After meeting certain supply requirements, as defined, we received $35 million in proceeds for Altoprev, which are refundable if certain supply requirements, as defined, are not maintained. That contingency abates ratably over a 30-month period, which began in August 2005. We are also entitled to receive royalties of 8% and 15% of net sales, as defined, from First Horizon’s sales of Fortamet and Altoprev, respectively, until a respective product encounters generic competition. We have retained our obligation to pay a royalty to Sandoz Inc. related to net sales of Fortamet, as defined, until May 2009, which is subject to certain annual minimums ranging from $4 million to $5 million and a $10 million annual maximum. The $85 million of up-front fees received from First Horizon are being deferred and recognized as revenue on a straight-line basis generally over the ten-year term of the manufacturing and supply agreement. (See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.)
     Licensing, Royalties and Other Revenue
     In the 2005 Quarter, we recorded $21.9 million in licensing, royalties and other revenue, compared to $8.1 million in the 2004 Quarter. Licensing, royalties and other revenues were as follows (in thousands):

		Three Months Ended
		September 30,
Company	Product(s)	2005	2004	Change

First Horizon	Altoprev	$7,647	$—	$7,647
First Horizon	Fortamet	4,852	—	4,852
Teva/Impax	Generic Wellbutrin SR150 mg/Zyban	3,860	4,870	(1,010)
Mallinckrodt	Generic Anexsia	2,507	958	1,549
KUDCo	Generic Prilosec	1,612	1,984	(372)
Takeda	Pioglitazone/extended-release metformin	1,336	—	1,336
Other	Various	45	301	(256)

		$21,859	$8,113	$13,746

     Our agreements with Teva Pharmaceuticals Curacao N.V. and Impax Laboratories, Inc. related to generic versions of Wellbutrin SR® 150mg and Zyban® expired in September and November 2004, respectively. These agreements allowed for a 90-day period following the expiration of the agreement to adjust sales allowances. In the 2005 Quarter, based on the results of a review performed as allowed under the agreements, we recorded a reversal of sales allowances previously recorded of $3.9 million.
     We have recorded as licensing, royalties and other revenue contract R&D services rendered to Takeda, consisting primarily of labor and overhead associated with the development of a combination product consisting of Takeda’s Actos (pioglitazone) and extended-release metformin. Such labor and overhead costs are included in R&D.
     Revenues and Costs Related to First Horizon
     The following is a summary of revenues and costs related to First Horizon for the 2005 Quarter (in thousands):

Contract manufacturing revenue	$6,912
Amortization of deferred revenue	3,000
Licensing and royalties	2,587

Total revenue (included in licensing, royalties and other revenue)	12,499

Manufacturing costs	6,489
Royalties and product rights amortization	1,467

Total costs (included in cost of goods sold)	7,956

Gross profit	$4,543

     Royalties and product rights amortization relate to Fortamet, and result from our agreement with Sandoz.
     For further discussion of the First Horizon transaction, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

Selling, General and Administrative Expenses (SG&A)
     SG&A were $46.2 million, or 18.0% of total revenues for the 2005 Quarter, compared to $54.2 million, or 19.9% of total revenues for the 2004 Quarter. For both periods, SG&A included expenses related to the administration, marketing, sale, distribution and warehousing of distributed products, our former brand products and our generic products, corporate overhead and legal costs (primarily patent infringement and antitrust matters related to our ANDA filings).
     SG&A, excluding the Brand Products Segment, were $44.7 million for the 2005 Quarter, compared to $32.5 million for the 2004 Quarter, an increase of $12.2 million, and compared to $36.1 million for the second quarter of 2005, an increase of $8.6 million. This increase compared to the 2004 Quarter was primarily attributable to costs of $9.3 million in our corporate overhead associated with our former Executive Vice President, General Counsel and Secretary’s termination, $7.0 million of which was a non-cash charge (see Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements), as well as increased bad debt expenses of $1.8 million, primarily related to our generic business.
     In our distribution business located in Weston, Florida and Grand Island, New York, we employed an average of approximately 220 sales and support staff in both the 2005 and 2004 Quarters.
     SG&A for our Brand Business Segment were $1.5 million for the 2005 Quarter, compared to $21.7 million for the 2004 Quarter. This decrease of $20.2 million was primarily attributable to the termination of substantially all brand business employees effective May 2005, partially offset by an additional $541,000 of severance cost and a charge of $443,000 related to leased facilities recorded in the 2005 Quarter.
R&D
     R&D were $10.3 million for the 2005 Quarter, compared to $10.0 million in the 2004 Quarter, an increase of $329,000, and compared to $11.7 million in the second quarter of 2005, a decrease of $1.4 million. The increase in R&D spending compared to the 2004 Quarter was attributable to increases in expenses for our generic (ANDA) product development program, partially offset by the absence of brand R&D in the 2005 Quarter. We submitted one ANDA in each of the 2005 and 2004 Quarters.
     Our R&D efforts are currently focused on developing controlled-release generic products, using our proprietary, controlled-release drug delivery technologies, as well as niche and immediate-release generic products, including oral contraceptives. We are also working on the development of a combination product comprised of Actos® (pioglitazone), marketed by Takeda, and extended-release metformin.
Equity in Earnings of Joint Ventures
     We recorded $885,000 of equity in earnings of our unconsolidated joint ventures (ANCIRC and CARAN) in the 2005 Quarter, compared to $1.3 million in the 2004 Quarter, a decrease of $401,000 primarily due to a decrease in CARAN’s gross profit on sales of generic Mevacor® and generic Prozac®. ANCIRC is a 50/50 joint venture with Watson Pharmaceuticals, Inc. and CARAN is a 50/50 joint venture with Carlsbad Technologies, Inc.
Interest Income
     We recorded interest income of $3.3 million in the 2005 Quarter, compared to $1.2 million in the 2004 Quarter. The $2.1 million increase in interest income is primarily the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2005 Quarter compared to the 2004 Quarter, as well as an increase in interest rates. We invest in taxable, tax-advantaged and tax-free investment grade securities.

Interest Expense
     We incurred interest expense of $665,000 in the 2005 Quarter, compared to $675,000 in the 2004 Quarter. Interest expense primarily related to the unused line fee and amortization of issuance costs related to the secured line of credit we terminated as of October 19, 2005, and, to a lesser extent, financing charges on certain insurance premiums.
Write-Off of Unamortized Issuance Costs upon Termination of Credit Facility
     On September 23, 2005, we gave notice that we were terminating our credit facility. The termination was effective October 19, 2005. Accordingly, in the 2005 Quarter, we wrote-off unamortized debt issuance costs of $1.2 million.
Income Taxes
     For the 2005 and 2004 Quarters, we recorded a provision for income taxes of $5.9 million and $7.2 million, or 35% and 38% of income before income taxes, respectively. For the 2005 Quarter, we provided for income taxes approximately equal to the expected annual effective federal statutory rate of 35% due to the effect of state income taxes offset by the reversal of liabilities for uncertain tax positions. For the 2004 Quarter, we provided for income taxes in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes.

ANDRX CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
Revenues and Gross Profit

	Nine Months Ended
	September 30,	September 30,
	2005	2004
	(In thousands)
Distributed Products
Gross revenues	$537,953	$516,279
Sales allowances	25,792	21,334
Sales allowances as a % of gross revenues	4.8%	4.1%
Net revenues	512,161	494,945
Gross profit	100,562	90,025
Gross margin	19.6%	18.2%
Andrx Products — Generic
Gross revenues	$347,942	$382,397
Sales allowances	119,583	106,185
Sales allowances as a % of gross revenues	34.4%	27.8%
Net revenues	228,359	276,212
Gross profit	76,113	105,597
Gross margin	33.3%	38.2%
Andrx Products — Brand
Gross revenues	$17,293	$61,619
Sales allowances	3,427	18,538
Sales allowances as a % of gross revenues	19.8%	30.1%
Net revenues	13,866	43,081
Gross profit	8,672	27,796
Gross margin	62.5%	64.5%
Andrx Products — Total
Gross revenues	$365,235	$444,016
Sales allowances	123,010	124,723
Sales allowances as a % of gross revenues	33.7%	28.1%
Net revenues	242,225	319,293
Gross profit	84,785	133,393
Gross margin	35.0%	41.8%
TOTAL PRODUCT REVENUES
Gross revenues	$903,188	$960,295
Sales allowances	148,802	146,057
Sales allowances as a % of gross revenues	16.5%	15.2%
Net revenues	754,386	814,238
Gross profit	185,347	223,418
Gross margin	24.6%	27.4%
LICENSING, ROYALTIES AND OTHER
Net revenues	$41,770	$40,807
Gross profit	24,086	40,807
Gross margin	57.7%	100.0%
TOTALS
Net revenues	$796,156	$855,045
Gross profit	209,433	264,225
Gross margin	26.3%	30.9%

Nine Months Ended September 30, 2005 (2005 Period) Compared to Nine Months Ended September 30, 2004 (2004 Period)
     For the 2005 Period, we generated net income of $54.2 million, compared to $44.9 million for the 2004 Period.
Revenues and Gross Profit
     Distributed Products
     Revenues from distributed products increased by 3.5% to $512.2 million for the 2005 Period, compared to $494.9 million for the 2004 Period. The increase reflects an increase in our participation in the distribution of new generic product introductions, as well as increases of $7.8 million in brand products and $11.6 million in sales to Internet pharmacies, which were discontinued in the 2005 Quarter, partially offset by the overall price declines common to generic products. In the 2005 Period, revenues from distributed products generated $100.6 million of gross profit with a gross margin of 19.6% compared to $90.0 million of gross profit with a gross margin of 18.2% for the 2004 Period. The improvement in the gross margin was primarily attributable to the impact of higher margins related to new product introductions as well as improved margins on products that encountered additional competition.
     Andrx Products
     Generic Products
     For the 2005 Period, revenues from our generic products decreased by 17.3% to $228.4 million, compared to $276.2 million in the 2004 Period.
     Revenues from our generic controlled-release products were $170.5 million for the 2005 Period, compared to $208.6 million in the 2004 Period, a decrease of $38.1 million, or 18.3%. The decrease in revenues from controlled-release products primarily resulted from $18.7 million in decreased revenues from generic Glucotrol XL, supplied by Pfizer (equally volume and price, including additional sales allowances), $8.7 million in decreased revenues from our generic version of Cardizem CD ($6.3 million in price decreases and $2.4 million in volume decreases), and $9.7 million in decreased revenues from our generic version of OTC Claritin-D 24 (primarily price).
     Revenues from our immediate-release and niche generic products were $51.0 million for the 2005 Period, compared to $56.2 million in the 2004 Period, a decrease of $5.2 million, or 9.2%. The decrease was mainly due to a decrease in revenues from existing immediate-release and niche generic products of $15.8 million, partially offset by an increase in revenues of $8.6 million from products launched in the 2004 Period, (primarily generic versions of Paxil, supplied by Genpharm, Vicoprofen® and Ortho Tri-Cyclen®), and $2.0 million of revenues related to a new product, a generic version of Pletal®, supplied by Genpharm. The decrease in revenues from existing immediate-release and niche generic products primarily resulted from decreases in revenues from our generic versions of Glucophage of $7.8 million (primarily price), OTC Claritin RediTabs® of $4.3 million ($1.8 million in price decreases and $2.5 million in volume decreases), and Ventolin®, supplied by Armstrong, of $3.9 million (primarily volume decreases).
     Revenues from our other products were $6.8 million for the 2005 Period, compared to $11.4 million in the 2004 Period. The decrease was mainly due to decreases in revenues from our Entex product line due to the introduction of generic competition.
     Sales allowances as a percentage of gross revenues increased by 6.6% to 34.4% in the 2005 Period, from 27.8% in the 2004 Period. The increase was primarily attributable to an increase in chargebacks of 8.4% as a percentage of gross revenues, mainly due to increases in sales subject to chargebacks.

     In the 2005 Period, our generic products generated $76.1 million of gross profit with a gross margin of 33.3%, compared to $105.6 million of gross profit with a gross margin of 38.2% in the 2004 Period. The $29.5 million decrease in gross profit from our generic products for the 2005 Period, compared to the 2004 Period, resulted primarily from reductions in revenues and a decrease in our profit share from Perrigo’s sales of our OTC Claritin products as a result of additional competitors entering the market, partially offset by decreased other charges to cost of goods sold of $17.6 million, mainly due to impairment charges of $14.5 million and $3.5 million related to our North Carolina facility and our Entex product rights, respectively, in the 2004 Period.
     In the 2005 Period, we recorded charges directly to cost of goods sold of $10.2 million in write-offs of pre-launch inventories (mainly due to $5.8 million in write-offs of our generic version of Concerta resulting from the aging of product that may be short-dated by the date we anticipate that our product will likely be sold and $3.6 million in write-offs of our generic version of Biaxin XL associated with the validation and commencement of commercial production), $4.0 million as a result of production related write-offs, and $8.0 million for under-utilization and inefficiencies at our manufacturing facilities. In the 2004 Period, we recorded charges directly to cost of goods sold of $9.9 million as a result of production related write-offs, $7.5 million related to write-offs of pre-launch inventories (mainly due to $4.2 million in write-offs of our generic version of Accupril, as a result of raw material issues), and $6.7 million for under-utilization and inefficiencies at our manufacturing facilities.
     In July 2005, a patent related to Concerta was listed in the FDA’s Electronic Orange Book. Although we filed our Paragraph IV certification with the FDA relating to this patent and notified the NDA holder and all patentees of such certification, we learned that FDA received the first Paragraph IV certification for this patent prior to our certification. Consequently, FDA will likely award the 180-day marketing exclusivity rights to another ANDA filer. Under current law, we believe that no 30-month stay of approvals will result from the litigation filed by ALZA Corporation and McNeil-PPC, Inc. against Andrx (see Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements). Based on these recent events, we no longer believe that the FDA will approve our generic version of the Concerta product during 2005. Consequently, we re-evaluated the probable future economic benefits related to certain of our pre-launch inventories due to dating. For the 2005 Period, we have written-off to cost of goods sold $5.8 million of pre-launch inventories related to our generic version of Concerta.
     We purchased our North Carolina facility in December 2002 for approximately $28.3 million, and began renovating the facility in 2003. In June 2004, we determined that an expansion of our Florida facilities would allow us to fulfill our current and projected manufacturing requirements through at least 2007, and decided to discontinue renovation of our North Carolina facility. These actions, among other things, made it more likely than not that this facility will be sold. Accordingly, in June 2004, we recorded a $14.5 million impairment charge to our cost of goods sold, which represented the difference between the carrying value and the estimated fair value of our North Carolina facility based on independent appraisals. We entered into a listing agreement for this facility in July 2005. Management estimates that it is likely that the sale of this facility will not be completed within one year. The ultimate amount realized from a sale of this facility may differ from our fair value estimate.
     In June 2004, as a result of the FDA Approval of an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product, we recorded a charge of $3.5 million to our cost of goods sold related to the impairment of our Entex product rights. The charge was originally recorded as part of the brand product cost of goods sold, but has been reclassified to the generic products cost of goods sold herein. This charge represented the difference between the carrying amount and the fair value of the Entex product rights based on the present value of estimated future cash flows. According to FDA guidance, once FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA action.
     While our production related write-offs have declined since 2004, we expect to continue to experience charges to cost of goods sold as a result of production related write-offs, under-utilization and inefficiencies at our manufacturing facilities. Many of these charges relate to the expansion of our manufacturing facilities in anticipation of new product launches and other factors, as well as the cost of maintaining the North Carolina facility.
     The decrease in gross margin from our generic products for the 2005 Period, compared to the 2004 Period, resulted primarily from price erosion and a decrease in our profit share from Perrigo’s sales of our OTC Claritin products as a result of additional competitors entering the market, partially offset by the unfavorable impact in the 2004 Period from the impairment charges of $14.5 million and $3.5 million related to our North Carolina facility and our Entex product rights, respectively, as well as a $2.4 million reduction in cost of goods sold in the 2005 Period as a result of Pfizer’s failure to deliver the 2.5mg strength of generic Glucotrol XL in accordance with our supply agreement.
     Disposition of Brand Business
     For the 2004 Period, revenues from our brand products were $43.1 million (excluding sales from the Entex and Anexsia product lines, which were reclassified herein to generic products) with gross profit of $27.8 million and a gross margin of 64.5%. For the 2005 Period, revenues from our brand products were $13.9 million with gross profit of $8.7 million and a gross margin of 62.5%. The decrease resulted from the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products to First Horizon on March 28, 2005. See “Three Months Ended September 30, 2005 (2005 Quarter) Compared to Three Months Ended September 30, 2004 (2004 Quarter) —Revenues and Gross Profit — Disposition of Brand Business” and Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.
     Licensing, Royalties and Other Revenue
     In the 2005 Period, we recorded $41.8 million in licensing, royalties and other revenue, compared to $40.8 million in the 2004 Period. Licensing, royalties and other revenues were as follows (in thousands):

		Nine Months Ended
		September 30,
Company	Product(s)	2005	2004	Change

First Horizon	Altoprev	$11,626	$—	$11,626
First Horizon	Fortamet	9,480	—	9,480
KUDCo	Generic Prilosec	5,381	2,711	2,670
Mallinckrodt	Generic Anexsia	5,295	2,190	3,105
Takeda	Pioglitazone/ extended-release metformin	3,769	—	3,769
Teva/Impax	Generic Wellbutrin SR150 mg/Zyban	3,567	35,355	(31,788)
Ranbaxy	Generic Monopril-HCT	2,254	—	2,254
Other	Various	398	551	(153)

		$41,770	$40,807	$963

     Our agreements with Teva and Impax related to generic versions of Wellbutrin SR 150mg and Zyban expired in September and November 2004, respectively. These agreements allowed for a 90-day period following the expiration of the agreement to adjust sales allowances. In the 2005 Quarter, based on the results of a review performed as allowed under the agreements, we recorded a reversal of sales allowances previously recorded of $3.9 million
     Licensing, royalties and other revenue associated with the generic version of Prilosec® for the 2004 Period included an allocation to us of $6.3 million made by Kremers Urban Development Company (KUDCo) related to its June 2004 $50 million settlement of patent infringement litigation with Mylan Laboratories, Inc. and Esteve Quimica S.A., partially offset by a $1.8 million reversal of sales allowances previously recorded by KUDCo.

     We have recorded as licensing, royalties and other revenue contract R&D services rendered to Takeda, consisting primarily of labor and overhead associated with the development of a combination product consisting of Takeda’s Actos (pioglitazone) and extended-release metformin.
     Revenues and Costs Related to First Horizon
     The following is a summary of revenues and costs related to First Horizon for the 2005 Period (in thousands):

Contract manufacturing revenue	$11,574
Amortization of deferred revenue	4,250
Licensing and royalties	5,282

Total revenue (included in licensing, royalties and other revenue)	21,106

Manufacturing costs	15,467
Royalties and product rights amortization	2,934

Total costs (included in cost of goods sold)	18,401

Gross profit	$2,705

     In the 2005 Period, manufacturing costs related to these products included $4.3 million in charges due to manufacturing issues and production related write-offs of inventory, primarily related to difficulties with respect to the manufacture of Altoprev. Royalties and product rights amortization relate to Fortamet, and result from our agreement with Sandoz.
     For further discussion of the First Horizon transaction, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
SG&A
     SG&A were $148.1 million, or 18.6% of total revenues for the 2005 Period, compared to $155.8 million, or 18.2% of total revenues for the 2004 Period.
     SG&A, excluding the Brand Products Segment, were $117.8 million for the 2005 Period, compared to $98.1 million for the 2004 Period, an increase of $19.7 million. This increase was primarily attributable to (i) increased corporate overhead of $10.6 million, mainly due to costs of $9.3 million associated with our former Executive Vice President, General Counsel and Secretary’s termination, $7.0 million of which was a non-cash charge (see Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements), as well as increased costs of $3.6 million associated with the support and maintenance of our JD Edwards Enterprise Resource Planning (ERP) system and increased employee benefit costs of $1.4 million, partially offset by a reduction in insurance expense of $1.8 million, a $1.7 million charge for severance and benefits for our former CEO recorded in the 2004 first quarter and a reduction in legal fees of $1.6 million, mainly related to antitrust matters, (ii) increased distribution SG&A of $5.9 million, primarily due to increased wages and benefits of $3.1 million, increased freight costs of $1.4 million, and increased bad debt expense of $1.2 million, and (iii) increased generic SG&A of $2.8 million primarily related to bad debt expense.
     In our distribution business located in Weston, Florida and Grand Island, New York, we employed an average of approximately 225 and 220 sales and support staff, in the 2005 and 2004 Periods, respectively.
     SG&A for our Brand Business Segment were $30.3 million for the 2005 Period, compared to $57.7 million for the 2004 Period. This decrease of $27.4 million was primarily attributable to a decrease in brand sales force expenses resulting from a reduction in brand sales representatives during the 2005 first quarter and the termination of substantially all brand business employees effective May 2005, partially offset by charges recorded in the 2005 first quarter associated with the disposition of our brand business, including personnel related charges for severance, performance incentives and retention of approximately $10.0 million and a $2.3 million write-off of sample inventory for Altoprev and Fortamet, as well as additional charges recorded in the 2005 Quarter, including an additional $541,000 of severance cost and a non-cash charge of $443,000 related to leased facilities.
R&D
     R&D were $34.1 million for the 2005 Period, compared to $32.5 million in the 2004 Period, an increase of $1.6 million, or 5.0%. The increase in R&D spending was attributable to increases in our generic (ANDA) product development program, partially offset by the absence of brand R&D in the 2005 Period. We submitted five ANDAs in the 2005 Period and seven ANDAs in the 2004 Period.
Other Operating Expenses
     The Brand Business Segment included $26.3 million of goodwill, which we evaluated for impairment subsequent to the First Horizon transaction. The remaining brand products (our Entex and Anexsia lines) do not require sales force promotion. As a result, we made the decision to terminate substantially all of our brand business employees in May 2005, which effectively completed the disposition of the brand business. Consequently, the brand business goodwill was deemed to have no implied fair value. Accordingly, in the 2005 first quarter, we recorded a non-cash goodwill impairment charge of $26.3 million (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements).
     In the 2004 Period, we recorded $7.8 million in litigation settlements and other charges primarily due to settlement costs of $6.0 million related to the KOS Pharmaceuticals, Inc. trademark litigation and $1.6 million related to the Alpharma USPD Inc. breach of contract litigation.
Equity in Earnings of Joint Ventures
     We recorded $2.6 million of equity in earnings of our unconsolidated joint ventures in the 2005 Period, compared to $3.6 million in the 2004 Period. The $1.0 million decrease is primarily due to a decrease in CARAN’s gross profit on sales of generic Mevacor.
Interest Income
     We recorded interest income of $7.2 million in the 2005 Period, compared to $2.7 million in the 2004 Period. The $4.5 million increase in interest income is primarily the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2005 Period compared to the 2004 Period, as well as an increase in interest rates.
Interest Expense
     We incurred interest expense of $1.9 million in both the 2005 and 2004 Period. Interest expense was primarily related to the unused line fee and amortization of issuance costs related to the secured line of credit we terminated as of October 19, 2005, and, to a lesser extent, financing charges on capital lease obligations and certain insurance premiums.
Write-Off of Unamortized Issuance Costs upon Termination of Credit Facility
     On September 23, 2005, we gave notice that we were terminating our credit facility. The termination was effective October 19, 2005. Accordingly, in the 2005 Quarter, we wrote-off unamortized debt issuance costs of $1.2 million

Income Taxes
     For the 2005 and 2004 Periods, we recorded a (benefit) provision for income taxes of ($46.5) million and $27.5 million, respectively. For the 2005 Period, we recorded an income tax benefit in excess of the expected annual effective federal statutory rate of 35% primarily due to the reversal of liabilities for uncertain tax positions and the benefit from the recognition of a net operating loss carryforward in the first quarter of 2005 as a result of the Internal Revenue Service’s (IRS) completion of its audit of our 2003 income tax return and, to a lesser extent, the effect of state income taxes. For the 2004 Period, we provided for income taxes in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes.
     Our 2003 income tax return reflected a tax loss of approximately $63.0 million, tax effected, as the result of certain ordinary business developments. We believe the loss was appropriate and deductible. Nevertheless, due to the complexity of the tax rules and likelihood of a review and subsequent challenge by the taxing authorities, we recorded a liability to fully offset the resulting 2003 and 2004 income tax benefits. As of December 31, 2004, we had recorded a liability of $31.3 million related to this uncertain tax position that was included in accrued expenses and other liabilities in our Condensed Consolidated Balance Sheet. In April 2005, the IRS disallowed a portion of the 2003 loss in the amount of $14.8 million, tax effected, and completed their examination of our 2003 income tax return. Due to the resolution of the 2003 loss with the IRS and the completion of the 2003 examination, in the first quarter of 2005, we recognized a tax benefit of approximately $49.0 million as a result of the reversal of previously recorded liabilities for uncertain tax positions of $32.4 million and recognition of an additional $16.6 million net operating loss carryforward, tax effected. Excluding the impact from the resolution of the 2003 loss and the reversal of liabilities for uncertain tax positions, our effective tax rate for the 2005 Period would have been 38%.
LIQUIDITY AND CAPITAL RESOURCES
     As of September 30, 2005, we had $401.4 million in cash, cash equivalents and investments available-for-sale, and $485.9 million in working capital.
     Operating Activities
     In the 2005 Period, net cash provided by operating activities was $115.9 million, compared to $102.5 million in the 2004 Period.
     In the 2005 Period, net cash provided by operating activities of $115.9 million primarily resulted from net income of $54.2 million, as adjusted for non-cash items, as well as decreases in inventories of $29.5 million and increases in current liabilities and deferred revenue of $36.5 million and $10.0 million, respectively. The increase in deferred revenue relating to operating activities includes the second $10.0 million milestone associated with our agreement with Takeda. Significant non-cash items included impairment charges of $28.2 million (mainly the brand business goodwill), depreciation and amortization of $26.5 million, and compensation expense related to stock options associated with our former Executive Vice President, General Counsel and Secretary’s termination of $7.0 million, offset by deferred income tax benefit of $13.9 million and change in liabilities for uncertain tax positions of $32.8 million primarily as a result of the IRS’ completion of their audit of our 2003 tax return.
     In the 2004 Period, net cash provided by operating activities of $102.5 million primarily resulted from net income of $44.9 million, as adjusted for non-cash items, partially offset by increases in inventories of $34.9 million. Significant non-cash items included depreciation and amortization of $25.3 million, impairment charges related to our North Carolina facility and Entex products of $14.5 million and $3.5 million, respectively, deferred income tax provision of $7.2 million and the change in liabilities for uncertain tax positions of $20.3 million. The increase in inventories was primarily due to purchases of generic Glucotrol XL supplied by Pfizer and increases in distributed product purchases.

     Investing Activities
     Net cash used in investing activities was $87.5 million in the 2005 Period, compared to $136.9 million in the 2004 Period.
     In the 2005 Period, net cash used in investing activities of $87.5 million primarily consisted of $160.6 million in purchases of investments available-for-sale, net, $21.6 million in purchases of property, plant and equipment and $4.5 million in partial payment of marketing rights to Amphastar for their generic version of Lovenox, partially offset by $85.0 million in proceeds from the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products, recorded as deferred revenue, and $10.0 million refunded by Pfizer to us in February 2005 as a result of the January 2005 termination of our supply and distribution agreement with Pfizer for Cardura® XL. Our purchases of property, plant and equipment primarily relate to capital investments in our manufacturing and R&D facilities in Florida.
     In the 2004 Period, net cash used in investing activities of $136.9 million consisted of $73.2 million in purchases of property, plant and equipment, net, $63.0 million in purchases of investments available-for-sale, net, and $5.0 million for the acquisition of the Fortamet product marketing rights, partially offset by $4.3 million in proceeds from distributions of joint ventures. Our purchases of property, plant and equipment primarily related to capital investments in our manufacturing and R&D facilities in Florida and the renovation of our North Carolina manufacturing facility (prior to the decision in June 2004 to discontinue renovations).
     Financing Activities
     Net cash provided by financing activities was $3.2 million in the 2005 Period and $5.5 million in the 2004 Period.
     In the 2005 Period, net cash provided by financing activities of $3.2 million consisted of $3.9 million in proceeds from issuances of shares of Andrx common stock from exercises of Andrx stock options, and $838,000 in proceeds from issuances of shares of Andrx common stock under the employee stock purchase plan, partially offset by $1.5 million in principal payments on capital lease obligations.
     In the 2004 Period, net cash provided by financing activities of $5.5 million consisted of $5.0 million in proceeds from issuances of shares of Andrx common stock from exercises of Andrx stock options, and $1.1 million in proceeds from issuances of shares of Andrx common stock under the employee stock purchase plan, partially offset by $672,000 in principal payments on capital lease obligations.
     Sufficiency of Capital Resources
     Our most significant 2005 cash requirement will be for facilities, machinery and equipment related to the expansion of our Florida manufacturing facilities. Capital expenditures were $21.6 million for the 2005 Period, and are currently estimated to be approximately $35 million for the full year 2005.
     In connection with our agreements with First Horizon for the sale and licensing of certain rights and assets related to Altoprev, we received $35 million in proceeds, which are refundable if certain supply requirements, as defined, are not maintained over a specified period. This contingency abates ratably over a 30-month period beginning on August 1, 2005.
     The IRS is in the process of concluding their audits for the years 1999 through 2002. During those years, despite our belief that our tax return positions are correct, we established liabilities for uncertain tax positions that may become payable in the event our positions are not upheld. As of September 30, 2005, we had remaining liabilities for uncertain tax positions of $22.9 million included in accrued expenses and other liabilities in the Unaudited Condensed Consolidated Balance Sheet. Despite our belief that our tax return positions are correct, it is our policy to establish liabilities for uncertain tax positions that may result from examinations by tax authorities. While it is difficult to predict the final outcome of any particular tax matter, we believe our tax liabilities are adequate. Our liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.
     On December 30, 2002, we entered into a four-year, secured revolving line of credit facility for up to an aggregate amount of $185.0 million. This credit agreement was terminated effective October 19, 2005.
     Absent a significant acquisition of a product or business or other presently unforeseen circumstances, we anticipate that our existing capital resources and cash flows from operations will be sufficient to enable us to maintain our operations and meet our capital expenditure requirements and other commitments through at least the next 12 months.
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
     FDA Status
     During the 2005 Quarter, FDA placed us in OAI status relating to the FDA’s inspection of our Davie, Florida manufacturing facility and the FDA’s issuance of a Form 483 List of Inspectional Observations. The effect of this designation is that while the FDA reviews our responses to the inspectional observations and considers whether or not to take any enforcement action against us, FDA Approvals of our submitted ANDAs are being withheld. We continue to submit new ANDAs and the FDA continues to review our applications. We believe we have provided complete responses to the May 2005 inspectional observations and anticipate a meeting with the FDA in November to discuss our responses. If the FDA initiates an enforcement action against us based upon violations of cGMP or other applicable statutes and regulations, such enforcement action could have a material adverse effect on our business and our consolidated financial statements.
     Distributed Products
     We believe revenues from our pharmaceutical distribution business will continue to grow at a rate generally consistent with the growth of the overall generic industry. Revenues from these operations are affected, in large part, by our participation in the launch of new generic products by other generic manufacturers, and the commencement and extent of competition for these products and the other products we distribute. Sales prices for generic products typically decline with the onset of additional generic competition, particularly after such products are sold during an initial marketing exclusivity period. As published data estimates that generic versions of numerous brand products having substantial annual sales estimated at $20 billion in 2006 and $18 billion in 2007 are expected be launched in the next few years, growth in revenues will continue to be primarily a function of new generic products launched by others, offset by the overall level of net price declines on existing distributed products.
     Our distribution business competes with, among others, a number of large wholesalers that market, among other things, both brand and generic pharmaceutical products to their customers. Such wholesalers offer pricing incentives to customers if the customers purchase substantially all of their pharmaceutical products from the primary wholesaler. As we do not offer both brand and generic products to our customers, we are competitively disadvantaged and must compete with these wholesalers based upon our competitive pricing, high service levels and our long-standing business relationships with our customers.
     In the 2005 Quarter, we ceased the distribution of certain brand products, which had provided minimal contribution to gross profits. Revenues for such products were $5.3 million, $6.1 million and $936,000 in the first, second and 2005 Quarter, respectively. In the 2005 Quarter, we also ceased distribution to Internet pharmacies, which generated net sales of $7.9 million, $9.4 million and $7.2 million in the 2005 first and second quarters and the 2005 Quarter, respectively. We will continue to evaluate profitability generated from the sales of certain products and sales to certain customer classes and evaluate expanding into new products and customer classes.
     Effective July 1, 2006, the State of Florida Board of Health revised the laws regarding pedigree for distributors licensed in the State of Florida. Pursuant to the law, we are required to maintain records on the chain of custody of the pharmaceutical products we distribute, beginning with our purchase from the manufacturer to the final sale to a pharmacy or other person administering, or dispensing the pharmaceutical product. Although the administration of the records will require that we hire additional personnel, these laws will not have a material impact upon our purchasing practices. Additionally, other states have, or are, enacting similar pedigree laws.

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
     As the brand products’ patents and other bases for market exclusivity expire, generic competitors enter the marketplace and compete for market share from a limited number of large customers, which generally results in a unit price decline as the number of generic competitors increases. The timing of these price decreases is difficult to predict and can result in significantly curtailed profitability for a generic product. Revenues and gross profits from our generic products may also be affected by competition involving the corresponding brand product, including the introduction and promotion of alternative brand or OTC versions of such products. Additionally, customer purchasing power and purchasing programs continue to pressure profitability.
     Currently, our overall level of profitability remains dependent, to a great extent, on a relatively small number of products. As these products, particularly our generic versions of Cardizem CD and, to a lesser extent, Tiazac and Glucotrol XL (supplied by Pfizer) experience increased competition, the resulting price reductions and/or reduced market share could significantly adversely affect these products’ contribution to our results of operations. Generic competition for our versions of Cardizem CD and Tiazac could occur from potentially multiple competitors at any time, particularly since an additional generic version of Cardizem CD was approved by the FDA in May 2004 (which has not yet been launched). Additionally, we believe another ANDA is pending FDA Approval, and ANDAs for additional generic versions of Tiazac are pending FDA Approval.
     Our generic product revenues have declined over the last five quarters and, absent introductions of significant new generic products, we are likely to continue to experience sequential quarterly declines in our operating results. Revenues and gross profits will also vary depending upon the timing and market environment related to the launch of our new products.
     Future growth of our generic products business will be generated from the launch of new products, which are subject to removal from OAI status by FDA, obtaining FDA Approval and/or the successful resolution of pending litigation and/or Citizen Petitions, particularly our generic versions of Biaxin XL which has been approved by FDA but is presently the subject of patent litigation, Toprol-XL and Concerta both of which products have not been approved by FDA and as such are subject to the inherent uncertainties in the FDA approval process which may impact our ability to manufacture the products, are subject to patent litigation and in the case of Concerta is the subject of a Citizen Petition and possibly, the expiration of other’s exclusivity rights. Future growth will also be impacted by our participation in the marketing of Amphastar’s generic version of Lovenox, which has not been approved by FDA, is the subject of a Citizen Petition and patent litigation. We are also working towards the launch of other ANDA products awaiting approval at the FDA. In the event that FDA does not approve certain of our product candidates or their market introduction is delayed or prevented due to factors such as our OAI status, litigation, new patent listings, Citizen Petitions, our inability to scale-up, validate our manufacturing, consistently produce commercial quantities or other issues, we may need to write-off all or a portion of our pre-launch inventories related to these product candidates.
     In July 2005, a patent related to Concerta was listed in the FDA’s Electronic Orange Book. Although we filed our Paragraph IV certification with the FDA relating to this patent and notified the NDA holder and all patentees of such certification, we learned that FDA received the first Paragraph IV certification for this patent prior to our certification. Consequently, FDA will likely award the 180-day marketing exclusivity rights to another ANDA filer. Under current law, we believe that no 30-month stay of approvals will result from the litigation filed by ALZA Corporation and McNeil-PPC, Inc. against Andrx (see Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements). Based on these recent events, we no longer believe that the FDA will approve our generic version of the Concerta product during 2005.
     On May 2, 2005, we entered into an agreement to obtain certain exclusive marketing rights for both strengths of Amphastar’s proposed generic version for Aventis Pharmaceuticals, Inc.’s Lovenox injectable product. Amphastar submitted its ANDA for generic Lovenox to the FDA in March 2003, and is the subject of a patent infringement lawsuit filed by Aventis. In June 2005, the United States District Court for the Central District of California granted summary judgment in Amphastar’s favor in the patent infringement lawsuit filed by Aventis relating to this ANDA. As a result of this court decision, the 30-month stay of approval of this ANDA imposed by law is no longer in effect, though such decision will not trigger any right Amphastar’s ANDA may have to a 180-day period of exclusivity. In September 2005, Aventis appealed this decision. However, Amphastar has not obtained FDA Approval for its product and the product continues to be delayed by a Citizen Petition, including two supplements, and possibly other factors. Amphastar has submitted comments to Aventis’ Citizen Petition and supplements. Our marketing rights generally extend to the U.S. retail pharmacy market, and we will receive up to 50% of the net profits, as defined, generated from such sales.
     In April 2005, we received FDA Approval of generic versions of Loestrin® Fe. We plan to launch this product once we have received approval on other oral contraceptive products that are presently awaiting approval, so that we can market them as a portfolio. We have completed improvements to our oral contraceptive facility that both increase capacity and enhance its engineering controls.
     Our ANDA for a generic version of Biaxin XL was approved in 2004. At that time, we indicated that, as a result of patent considerations, we did not plan to launch our product earlier than May 2005. On March 14, 2005, Abbott filed a complaint which was later amended on March 25, 2005 and April 14, 2005 in the United States District Court for the Northern District of Illinois for alleged patent infringement wherein it sought to enjoin us from commercially manufacturing, using, offering to sell or selling generic versions of Biaxin XL. Additionally, Abbott sought declaratory judgment of infringement against us for four patents related to Abbott’s product. On March 30, 2005, we filed an action for a declaratory judgment in the United States District Court for the Southern District of Florida against Abbott Laboratories and Taisho Pharmaceuticals (the owner of one of the patents at issue with Abbott) for non-infringement and invalidity of six patents related to Abbott’s Biaxin XL product. On May 18, 2005, Abbott filed a motion for preliminary injunction seeking to enjoin us from commercially manufacturing, using, offering to sell or selling generic versions of Biaxin XL. The hearing on Abbott’s motion for preliminary injunction was held on September 21, 2005 and we are awaiting the court’s decision.
     Our controlled-release and niche generic products are complex and difficult to develop and manufacture. As a result, we believe that these products may face relatively limited number of competitors as compared to other generic products, primarily immediate release products. However, due to the complex nature of the products, at times, we have encountered and may continue to encounter difficulties in the commercial manufacturing process. In the fall of 2004, we retained outside experts to assist us in improving the manufacturing process for certain of our principal products, including Cartia XT, Taztia XT, Altoprev and certain of our product candidates pending approval by the FDA. While we have succeeded in significantly improving the manufacturing performance of these products, there is no assurance that they or our other products or product candidates will perform successfully in the future. If we incur problems during the manufacturing process we may, among other things, suspend commercial production of such products until the problems are resolved. If we encounter such problems with Cartia XT, Taztia XT or Altoprev, our operating results may be materially impacted.
     We are also expanding our business development efforts, both domestically and internationally, in an effort to access additional generic products through strategic alliances, collaborative agreements and acquisitions. In some situations, these efforts are intended to result in the utilization of our sales and marketing capabilities, including those obtained through our distribution operations, to maximize the value of generic products that other companies are seeking to market. We are in advanced discussions, and anticipate closing before the end of the year, transactions to access up to 25 ANDAs from international companies and domestic companies with off-shore affiliations. Pursuant to these transactions, our partners would develop and manufacture, and we would market, the products through our generic sales and marketing department, as well as utilizing and leveraging our distribution operations. In other situations, these efforts are intended to result in the development and/or supply of raw material and finished products by a third party at a lower price, including the transfer of production of certain currently marketed products. These efforts will primarily be directed towards potential partners in India and China.
     We continue to invest in R&D and currently have approximately 30 ANDAs pending at FDA. However, the launch of our generic product candidates is dependent upon a number of factors, both within and outside our control, including removal from OAI status by FDA, new Orange Book patent listings, related patent infringement litigation and the expiration of others’ exclusivity rights, each of which affects the timing of our receipt of FDA Approval, FDA’s resolution of Citizen Petitions, and the timing and outcome of our patent litigation. The revenues and gross profits to be generated by these new products will also be affected by the amount of generic competition they encounter, once launched, particularly after the expiration of any 180-day exclusivity period that we or others might have, either alone or on a shared basis, and whether there is an authorized generic product in the market.
     We have made, are in the process of making or will make commercial quantities of certain new products prior to the date such products have received or we anticipate that such products will receive FDA Approval, subject to removal from OAI status by FDA, and satisfactory resolution of any patent infringement litigation and/or Citizen Petitions involving such products. The commercial production of these products involves the risk that there may be a change in specification that will affect our ability to manufacture all strengths of a product(s), that such product(s) may not be successfully scaled up or approved for marketing by FDA on a timely basis or ever and/or that the outcome of such litigation may not be satisfactory. When an exclusivity period is involved, this is a particularly difficult determination. These risks notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received FDA Approval or for which Citizen Petitions and/or patent infringement litigation may be pending, when we believe that such action is appropriate in relation to the commercial value of the product launch opportunity.
     Licensing, Royalties and Other Revenue
     We presently derive licensing, royalties and other revenue at a rate of 6.25% from our October 2002 Commercialization Agreement with KUDCo, which will end in February 2006. The amount of such revenue we receive depends upon KUDCo’s profits from its sales of its generic versions of Prilosec 10mg and 20mg strengths, which amount is subject to competition and numerous estimates for discounts, returns, chargebacks, rebates, shelf-stock adjustments, and other sales allowances and related expenses. As a result of continuing and increased competition, we anticipate that our revenues from this agreement will continue to decline in 2005.

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
     The licensing, royalties and other revenue we derive from our agreement with Ranbaxy related to Monopril-HCT ended in June 2005.
     On March 28, 2005, we consummated agreements with First Horizon for the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products, and the manufacturing and supply of these products, at which time we received $50 million related to Fortamet. We subsequently received $35 million in proceeds for Altoprev. We have retained our obligation to pay a royalty to Sandoz related to net sales of Fortamet, as defined, until May 2009, which is subject to certain annual minimums ranging from $4 million to $5 million and a $10 million annual maximum. We initially deferred recognition of the $85 million for the reasons discussed in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements. The manufacturing and supply agreement for Fortamet and Altoprev entered into with First Horizon is for a ten-year term and is subject to a two-year notice of intent by us to terminate beginning five years after the date the agreement was executed. Transaction costs of approximately $1.8 million were deferred and recorded in other assets, and are being amortized to cost of goods sold over the ten-year term of the manufacturing and supply agreement.
     The $85 million in up-front fees received from First Horizon is being deferred and recognized as revenue on a straight-line basis generally over the ten-year term of the manufacturing and supply agreement. Since we are required to refund all or a portion of the Altoprev proceeds in the event that we are unable to meet certain supply requirements, as defined, we will recognize deferred revenue related to Altoprev as that contingency abates. In the 2005 Period, we recognized $4.3 million of deferred revenue related to Fortamet and Altoprev. As of September 30, 2005, we had deferred revenue related to Fortamet and Altoprev of $80.8 million, included in deferred revenue in the September 30, 2005 Unaudited Condensed Consolidated Balance Sheet.
     As a result of the sale and licensing of certain rights and assets related to Fortamet and Altoprev, we are entitled to receive royalties of 8% and 15% of net sales, as defined, from First Horizon’s sales of Fortamet and Altoprev, respectively, until a respective product encounters generic competition. We have not received any Paragraph IV certifications for Fortamet or Altoprev.
     We are expanding our efforts to develop and manufacture pharmaceutical products for other pharmaceutical companies, including combination products and controlled-release formulations utilizing our patented technologies and formulation capabilities.
     In January 2004, we received a $10 million milestone payment from Takeda pursuant to our December 2003 agreement to develop a combination product comprised of their Actos product and extended-release metformin. In July 2005, we received the second $10 million milestone payment. We are also entitled to receive significant additional payments from Takeda upon achievement of further milestones, a transfer price for the combination product we manufacture, a royalty and certain additional performance payments related to Takeda’s sale of the combination product. We deferred recognition of the $20 million in milestones to date because the amount to be retained by us is contingent upon meeting certain future requirements, as defined.
     In May 2004, FDA issued a tentative NDA approval for our valproate sodium product. Final approval is pending our removal from OAI status, FDA’s response to the Citizen Petition filed by Abbott Laboratories and/or favorable resolution of the patent infringement litigation filed by Abbott Laboratories. We are continuing to seek divestiture of our valproate sodium product.

     Cost of Goods Sold
     Our future financial performance remains dependent on our ability to manufacture sufficient product to meet the market demand for our current and anticipated products on a timely basis. As we have at times had difficulty fulfilling all of the market demand for our products and having pre-launch quantities of our product candidates available when we obtain FDA Approval to market our products, we have made various organizational changes that are intended to improve accountability, foster teamwork and improve coordination among our R&D, manufacturing and quality groups. These changes were intended to better ensure the timely and uninterrupted supply of our current products and product candidates, maximize communication and reduce inefficiencies, and included: assigning and hiring new personnel to manage our manufacturing and quality groups; revising our process development and technical transfer processes; establishing a project management office to manage each product line from inception to launch; and improving our training program to better ensure that our manufacturing and quality employees are properly trained.
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

     SG&A
     Our SG&A vary with the level of our sales and our sales product mix, which, going forward, will primarily include distributed and generic products, and with changes to general and administrative activities. SG&A related to our distribution business are primarily variable in nature, and change with our distribution revenues. SG&A related to our generics business are primarily fixed and do not vary significantly with the level of generic revenues. Corporate SG&A include general and administrative expenses related to our corporate headquarters, which primarily consists of our information systems, human resources, legal and corporate executive, finance and administrative functions. It also includes amortization expense related to restricted stock units (RSUs). Our corporate SG&A will also be significantly affected by costs associated with the support and maintenance of our JD Edwards ERP system.
     We are evaluating whether our existing infrastructure remains necessary for our current and anticipated operations following the disposition of our brand business. Our determination could result in infrastructure realignment decisions and additional charges for the benefit of future cost savings.
     Many of our employees have historically received a grant of stock options as part of their compensation, and beginning in 2003, such options were to be granted on an annual basis to many of our employees. In light of the issuance of SFAS 123(R) regarding stock option expensing, we discontinued the use of broad-based annual stock option grants to all employees, and enhanced certain other aspects of employee compensation, including increasing our match of employee contributions to the 401(k) plan, and utilizing the profit sharing provisions of that plan if certain financial results are achieved. However, as our board of directors continues to believe that the interests of management and stockholders should be aligned, Andrx has continued to grant RSUs to its directors and certain employees. As a result, our corporate SG&A will increase in 2005 due to anticipated increases in amortization expense related to RSUs, 401(k) costs, the foregoing profit sharing provisions and, beginning in 2006, the expensing of stock options.
     R&D
     We anticipate that R&D for 2005 will total approximately $45 million, and will focus primarily on the development of controlled-release and niche generic products. We are also focusing on developing and manufacturing pharmaceutical products for other pharmaceutical companies, including combination products and controlled-release formulations utilizing our patented technologies, formulation capabilities, and manufacturing capacity and expertise. R&D will be evaluated throughout 2005 giving consideration to, among other things, our level of profitability and development opportunities.
     Presently, our R&D efforts compete with our commercial production for use of certain pilot plant equipment.
     Income Taxes
     We believe our combined federal and state effective tax rate for the remainder of 2005 will be approximately 38%. The IRS is in the process of concluding their audits for the years 1999 through 2002. Despite our belief that our tax return positions are correct, it is our policy to establish liabilities for uncertain tax positions that may be impacted by examinations by tax authorities. While it is difficult to predict the final outcome of any particular tax matter, we believe our tax liabilities are adequate. The tax liabilities are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.

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
RECENT ACCOUNTING PRONOUNCEMENTS
     Inventory Costs
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs”, amending the guidance in Accounting Research Bulletin (ARB) 43, Chapter 4, “Inventory Pricing” by clarifying the accounting for certain items. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges, and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. SFAS 151 will not have a material impact on our consolidated financial statements.
     Share-Based Payment
     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires the cost of share-based payment transactions, including share options, restricted share plans, and employee share purchase plans, be recognized in financial statements. The cost of these transactions will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2004, the SEC extended the compliance dates and public companies will now be required to apply the provisions of SFAS 123(R) no later than the first fiscal year that begins after June 15, 2005.
     On March 2, 2005, we accelerated the vesting of out-of-the-money unvested stock options (see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements). In accordance with APB Opinion 25, this acceleration did not result in the recognition of any compensation expense. There can be no assurance that the acceleration of the vesting of these options will not result in some future compensation expense. We will begin to expense the remaining unvested stock options to acquire approximately 800,000 shares of Andrx common stock beginning January 2006. We have estimated that the non-cash compensation expense to be recognized related to these options, assuming no forfeitures and no additional grants, will be approximately $2.1 million, of which $1.4 million, $600,000, and $150,000 will be expensed in 2006, 2007, and thereafter, respectively.
     Once the provisions of SFAS 123(R) go into effect, our Employee Stock Purchase Plan will also be treated as compensatory. The compensation expense that will be recognized in connection with our Employee Stock Purchase Plan will depend on the number of employees participating in the plan, our stock price at the end of each month, and other factors. Had SFAS 123(R) been in effect for the nine months ended September 30, 2005, the compensation expense recognized in connection with our Employee Stock Purchase Plan would have been immaterial to our results of operations.
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
     Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principles, requiring retrospective application to prior periods’ financial statements, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes regarding our Quantitative and Qualitative Disclosures About Market Risk since the most recent fiscal year.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See Note 16 of “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part 1, Item 1 of this report.
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
ITEM 6. EXHIBITS

10.104	Restricted Stock Unit Agreement between Andrx Corporation and Thomas P. Rice dated April 14, 2005*

10.105	Restricted Stock Unit Agreement between Andrx Corporation and Angelo C. Malahias dated April 14, 2005*

10.106	Restricted Stock Unit Agreement between Andrx Corporation and Lawrence J. Rosenthal dated April 14, 2005*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Compensation Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2005	By:	/s/ Thomas P. Rice
Thomas P. Rice
Chief Executive Officer

Date: November 7, 2005	By:	/s/ Angelo C. Malahias
Angelo C. Malahias
President and Chief Financial Officer