Form 10-K
period 2005-12-31
ANDRX CORP /DE/
filed 2006-03-16
CIK 1123337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒     No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☒
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒
     As of June 30, 2005, the aggregate market value of Andrx common stock held by non-affiliates (based on the closing price on June 30, 2005 as reported on the Nasdaq National Market) was approximately $1.45 billion.
     There were 73,626,500 shares of Andrx common stock outstanding as of March 3, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2006 annual meeting of stockholders.

     As used in this Form 10-K, “Andrx Corporation,” “Andrx,” “we,” “us,” “our” or the “Company” refer to Andrx Corporation and all of its subsidiaries taken as a whole. “Management” and “Board of Directors” refer to our Management and Board of Directors.
     This Form 10-K contains trademarks held by third parties and us. Our trademarks, including licensed trademarks, contained within this report include: Altoprev®, AndaConnect®, AndaMeds™, AndaNet®, Anexsia®, Cartia XT®, Diltia XT®, Embrex®, Entex®, Entex® LA, Entex® PSE, Fortamet®, Metformin XT™, Previfem®, Taztia XT®, Tri-Previfem®, VIPConnect™ and VIPpharm™. Trademarks used in this report belonging to others include: Accupril®, Actos®, Allegra®, Biaxin XL®, Cardizem® CD, Cardura® XL, Claritin-D® 24, Claritin-D® 12, Claritin RediTabs®, Concerta®, Depakote®, Dilacor XR®, Glucophage®, Glucophage XR®, Glucotrol XL®, K-Dur®, Loestrin FE®, Lotensin®, Lotensin HCT®, Lovenox®, Mevacor®, Monopril®, Monopril HCT®, Naprelan®, Ortho Cyclen®-28, Ortho Novum® 1-35, Ortho Novum® 7/7/7, Ortho Tri-Cyclen®, Oruvail®, Paxil®, Pepcid®, Pletal®, Procardia® XL, Prozac®, Prilosec®, Remeron®, Tiazac®, Toprol-XL®, Trental®, Tylenol®, Ventolin®, Vicodin® HP, Vicoprofen®, Wellbutrin SR® and Zyban®.
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
FORWARD-LOOKING STATEMENTS
     Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by or on behalf of Andrx that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “to,” “plan,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “would,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, which sanctions, if any, Food and Drug Administration (FDA) may seek in connection with its decision to place us in Official Action Indicated (OAI) status or after any current or future inspections, including without limitation sanctions relating to any failure to comply with current Good Manufacturing Practices (cGMP) requirements and if and when the “hold” on our Abbreviated New Drug Application (ANDA) approvals will be lifted; business interruption due to hurricanes or other events outside of our control; our dependence on a relatively small number of products; the timing and scope of patents issued to our competitors; the timing and outcome of patent, class action and other litigation and future product launches; the submission of Citizen Petitions; whether we will be awarded any marketing exclusivity period and, if so, the precise dates thereof; whether we will forfeit our, or our partner’s, exclusivity or whether that exclusivity will expire before we enjoy a full 180-days of exclusivity; whether additional charges related to pre-launch inventory will be required; government regulation generally; competition; manufacturing capacities; our ability to develop and successfully commercialize new products; active pharmaceutical ingredients (API) issues; the loss of revenues and profits from existing products; development and marketing expenses that may not result in commercially successful products; our inability to obtain, or the high cost of obtaining, licenses for third party technologies; our ability to meet the supply and manufacturing requirements of the First Horizon Pharmaceutical Corporation, L. Perrigo Company, Takeda Chemical Industries, Ltd. or Teva Pharmaceuticals USA agreements; the consolidation or loss of customers; our relationship with our suppliers; difficulties in integrating, and potentially significant charges associated with, acquisitions of technologies, products and businesses; our inability to obtain sufficient finished goods for distribution, supplies and/or API from key suppliers; the impact of sales allowances; product liability claims; rising costs and limited availability of product liability and other insurance; management changes and the potential loss of key personnel; failure to comply with environmental laws; the absence of certainty regarding the receipt of required regulatory approvals or the timing or terms of such approvals; our ability to commercialize all of our pre-launch inventory, and the completion of our merger with Watson Pharmaceuticals, Inc. Actual results may differ materially from those projected in a forward-looking statement. We are also subject to other risks detailed herein, including those under the heading Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or detailed from time to time in this Annual Report or in our other SEC filings. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report and in our other SEC filings.
     Readers are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise, except as expressly required by law.

PART I
ITEM 1. BUSINESS

Merger Agreement With Watson Pharmaceuticals, Inc.
     On March 12, 2006, we entered into an agreement and plan of merger with Watson Pharmaceuticals, Inc. whereby each share of our common stock outstanding immediately prior to the merger will be converted into $25.00 in cash. Consummation of the merger is subject to the satisfaction of certain customary closing conditions including, among others, (i) approval of the merger by Andrx’s stockholders, (ii) the expiration of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and (iii) no material adverse effect, as defined.
Overview
     We are a pharmaceutical company that:
•	develops and commercializes generic versions of primarily controlled-release pharmaceutical products as well as oral contraceptives and selective immediate-release products;

•	distributes pharmaceutical products, primarily generics, which have been commercialized by others, as well as our own, primarily to independent and chain pharmacies and physicians’ offices; and

•	develops and manufactures pharmaceutical products for other pharmaceutical companies, including combination products and controlled-release formulations.
     Our controlled-release pharmaceutical products, which use our proprietary controlled-release drug delivery technologies, generally provide more consistent drug levels in the bloodstream than immediate-release dosage forms, and may improve drug efficacy and reduce side effects by releasing drug dosages at specific times and in specific locations in the gastrointestinal tract of the body. They also provide “patient friendly” dosage forms that reduce the number of times a drug must be taken, thus improving patient compliance.
     In September 2005, we learned that the Food and Drug Administration (FDA) had placed us in Official Action Indicated (OAI) status relating to the FDA’s May 2005 current Good Manufacturing Practices (cGMP) inspection of our Davie, Florida manufacturing facility and the related issuance of a Form 483 List of Inspectional Observations. The effect of this designation is that until the FDA is satisfied with (i) our responses to the inspectional observations and (ii) the results of their inspection of our facility, which commenced on March 6, 2006, FDA approval of our submitted Abbreviated New Drug Applications (ANDAs), will be withheld. In the interim, we continue to submit new ANDAs and the FDA continues to review our applications. Additionally, in January 2006, the FDA conducted a limited regulatory inspection related to adverse drug event reporting and customer complaint handling and issued a Form 483 List of Inspectional Observations. On February 10, 2006, we responded in writing to the Form 483 List of Inspectional Observations. If, following the current inspection, the FDA determines that our compliance is not satisfactory, they are likely to continue to withhold approval of our pending ANDAs and could initiate enforcement actions to address any cGMP or other violations.
Business Strategy
     We are focusing our internal pharmaceutical development efforts on our core competencies of developing and commercializing generic versions of primarily controlled-release pharmaceutical products as well as oral contraceptives, and selective immediate-release products, as well as the sales, marketing and distribution of generic pharmaceutical products. Our growth strategies include both internal and external efforts, such as strategic alliances, collaborative agreements and, potentially, acquisitions. We continue to seek agreements with third parties that will leverage our generic sales, marketing and distribution capabilities, our formulation capabilities and our controlled-release technologies, including but not limited to, agreements to develop brand combination and other products, as well as to broaden our distribution operations. We are also seeking to otherwise monetize our portfolio of pharmaceutical and other patents.
Research and Development (R&D)
     Our R&D efforts are focused on developing generic versions of controlled-release products, as well as oral contraceptive products and selective immediate-release products. We also continue to develop a brand product combining Takeda Chemical Industries, Ltd.’s Actos (pioglitazone) and our approved 505(b)(2) New Drug Application (NDA) extended-release metformin product. Total R&D expenses were approximately $44 million, $41 million and $52 million in 2005, 2004 and 2003, respectively. We anticipate that R&D expenses will total approximately $50 million during 2006. Our level of R&D spending will continue to be evaluated during 2006 to take into consideration, among other things, our level of profitability and cash flows. The expenses associated with generic R&D are primarily costs relating to personnel, overhead, outside laboratories for conducting bioequivalence studies and active pharmaceutical ingredients (API) used in developing our products. We also may incur significant legal expense (included in selling, general and administrative) in our attempts to commercialize products.
     As of December 31, 2005, there were approximately 127 employees dedicated to our R&D efforts, of which 53 held advanced degrees. We filed 7, 14 and 12 ANDAs in 2005, 2004 and 2003, respectively and 5, 10 and 13 products were awarded final FDA approval in 2005, 2004 and 2003, respectively. There are approximately 24 products under development by our R&D group and approximately 30 ANDAs pending approval at the FDA. Our products under development include 15 controlled-release products, 4 oral contraceptive products, 3 immediate-release products and 2 orally disintegrating tablets.
Strategic Alliances, Collaborative Agreements and Dispositions
     We intend to consider and, as appropriate, enter into strategic alliances and collaborative agreements with other companies to, among other things, license or acquire rights to generic products or product candidates, develop and manufacture pharmaceutical products for others, transfer the manufacture of our current products and product candidates and possibly acquire complementary businesses. See “Generic Pharmaceuticals — Collaborative Agreements and Strategic Alliances”, “Brand Pharmaceuticals” and “Andrx Therapeutics (Contract Services Segment)” for specific descriptions of these types of agreements. We also intend to consider and, as appropriate, divest ourselves of products or businesses that may no longer be a strategic fit to our business strategy.
     Generic companies, including us, have partnered with, and may elect in the future to partner with, third parties on product commercialization efforts, including product launches. These collaborations occur for a multitude of reasons, including, but not limited to, risk sharing, the inability to commercialize the product on their own, complex and lengthy litigation with potential sizable damages, exclusivity issues, leveraging sales and marketing capabilities, the launch of a new brand product and the resulting marketing by the brand company to move customers to the new brand product prior to the launch of a generic version of the existing product, switching brand products to over-the-counter (OTC), entering into authorized generic arrangements, and other delay tactics like Citizen Petitions and motions for injunctions. These arrangements typically provide for a sharing of the costs and risks, and generally provide for a sharing of the benefits of a commercially successful outcome. Examples of our arrangements include, among others:
•	the launch of generic Tiazac following the settlement of the patent litigation with the brand holder,

•	our launch of generic Glucotrol XL following the agreement with Pfizer Inc. and ALZA Corporation,

•	Kremers Urban Development Company (KUDCo’s) launch of generic Prilosec, and access to the shared exclusivities, following their settlement with us and Genpharm Inc.,

•	the launch of Impax Laboratories Inc.’s generic Wellbutrin SR/Zyban by Teva Pharmaceuticals Curacao N.V. following an exclusivity transfer agreement with us, Impax and Teva,

•	Perrigo’s launch of OTC generic Claritin-D 24 and generic Claritin RediTabs following the brand company’s move of the Claritin products to the OTC market,

•	Ranbaxy Pharmaceuticals, Inc.’s launch of generic Monopril-HCT following our agreement to transfer the remaining portion of our 180-day period of market exclusivity for generic Monopril-HCT; and

•	our agreement with Amphastar Pharmaceuticals to market generic Lovenox in the U.S. pharmacy retail market.

(See “Generic Pharmaceuticals — Collaborative Agreements and Strategic Alliances”). Other companies have joined to launch generic products, including the launch of generic Allegra by Barr Laboratories, Inc. and Teva and the launch of generic Accupril by Teva and Ranbaxy.
Generic Pharmaceuticals
     Generic pharmaceutical products contain the same API as the brand product they are be substituted for, and otherwise mimic the physiological characteristics of that brand product. We have historically focused on developing generic versions of controlled-release, patent-protected brand pharmaceuticals, using our controlled-release technologies and formulation techniques to develop products that do not infringe the patents protecting the brand product. We also enter into collaborative agreements with other companies to, among other things, license or acquire rights to their generic products or product candidates. In late 1999, we broadened our generic business strategy to include the development of immediate-release and oral contraceptive products. In 2005, we concluded that based on the level of competition, including significant and rapid price erosion in the marketplace, and based on the increase in the number of companies in, or with access to low-cost API suppliers, we would limit internal R&D efforts on immediate-release products. However, in order to leverage our generic sales and marketing efforts and our unique position of being the only generic company in the U.S. with meaningful distribution operations and direct access to independent pharmacies, we will continue to strategically commercialize selective immediate-release products. We have also enhanced our business development efforts to partner with offshore companies (or companies with offshore affiliations) who are vertically integrated with API production to file ANDAs and manufacture products at low costs. Furthermore, in order to optimize capacity at our current facilities and reduce capital expenditures, we have transferred, and continue to evaluate transferring production of our immediate release products, and potentially our oral contraceptive products, to third party manufacturers.
     As further detailed herein, the law provides a complex, time-consuming and litigious process for gaining approval to market generic versions of brand products that are covered by existing patents (See “Regulation — Pharmaceuticals — ANDA Process — Generic Pharmaceuticals” for a description of this regulatory process, including the 180 days of exclusivity, and Note 18 of Notes to Consolidated Financial Statements for a discussion of the pending litigation involving our ANDA products). Furthermore, the generic pharmaceutical industry is highly competitive and selling prices are often subject to significant and rapid declines as a result of competition among existing products or new products entering the market. Once a generic version of a brand product is introduced, the substitution rate at the pharmacy is typically 80% or more within four to six weeks of launch, and can reach 90% or more within a few months thereafter.
     Over the past few years, the use of so-called authorized generics has increased significantly. Authorized generics involve the brand pharmaceutical maker commercializing a “generic” version of its brand (NDA approved) product itself or through supplying it to a generic company to sell. Because the authorized generic is sold based on the NDA, the authorized generics are not affected by the 180-day exclusivity period relating to ANDA filers. Such authorized generics have significantly reduced the value of exclusivity. On December 23, 2004, Andrx, through its legal counsel, submitted a Citizen Petition to the FDA requesting, among other things, that FDA re-evaluate its policy concerning the marketing of authorized generic versions of brand name prescription drugs (FDA’s current policy is that it does not prohibit the marketing of authorized generics, even during the period of 180-day exclusivity). Specifically, the Citizen Petition requested FDA to seek public comment, including formal written input from the Federal Trade Commission and the Department of Justice, on the potential short and long-term effects of the marketing of authorized generics on consumers, generic drug producers, and competition.

     As of March 1, 2006, our portfolio of approved, acquired or licensed generic pharmaceutical products includes:

			Approximate Number
			of Approved ANDAs
Generic Product*	Comparable Brand Name	Launch Date	(including Andrx)**
Controlled-Release:
Diltiazem HCl ER (Diltia XT)	Dilacor XR	1997	3
Diltiazem HCl ER (Cartia XT)	Cardizem CD	1999	4
Potassium Chloride Extended-Release	K-Dur	2002	5
Naproxen Sodium ER	Naprelan	2002	1
Loratadine/Pseudoephedrine Sulfate (1)	Claritin-D 24	2003	3
Diltiazem HCl ER (Taztia XT)	Tiazac	2003	2
Glipizide Extended-Release (2)	Glucotrol XL	2003	1
Metformin Hydrochloride Extended-Release – 500mg	Glucophage XR	2004	>5
Metformin Hydrochloride Extended-Release – 750mg	Glucophage XR	2005	>5
Oral Contraceptives:
Norgestimate and Ethinyl Estradiol (Previfem) (4)	Ortho Cyclen-28	2004	2
Norgestimate and Ethinyl Estradiol (Tri-Previfem) (4)	Ortho Tri-Cyclen	2004	2
Immediate-Release and Other:
Albuterol Inhalation Aerosol (3)	Ventolin	2001	4
Metformin Hydrochloride (5)	Glucophage	2002	>5
Acetaminophen and Codeine Phosphate	Tylenol and Codeine Tablets	2003	>5
Mirtazapine	Remeron	2003	>5
Loratadine Orally Disintegrating (1)	Claritin RediTabs	2004	2
Benazepril Hydrochloride	Lotensin	2004	>5
Benazepril Hydrochloride and Hydrochlorothiazide	Lotensin HCT	2004	>5
Hydrocodone Bitartrate and Acetaminophen	Vicodin HP	2004	4
Hydrocodone Bitartrate and Ibuprofen	Vicoprofen	2004	3
Paroxetine Hydrochloride (6)	Paxil	2004	5
Cilostazol (6)	Pletal	2004	>5
Fosinopril	Monopril	2006	>5
Joint-Venture Products:***
Ketoprofen ER (7)	Oruvail	1999	2
Famotidine (8)	Pepcid	2001	>5
Lovastatin Tablets USP (8)	Mevacor	2003	>5
Distribution Agreement
Supply Agreement
Subsidiaries of Andrx
Consent of Independent Registered Public Accounting Firm
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO and CFO Certification

*	Manufactured and marketed by Andrx, unless otherwise indicated. Andrx trade names are reflected in the parenthetical to the right of the chemical name.

**	Represents our best estimate of the number of approved ANDAs. In certain cases, approved ANDAs have not been launched. Specifically, ANDAs for generic Cardizem CD and Tiazac have been approved, but have not been launched. Number of approved ANDAs excludes authorized generics marketed based on an approved NDA.

***	Sales of the joint-venture products are not included in sales of Andrx products, but rather are included in distributed product revenues.

(1)	Marketed by Perrigo Company as an OTC product.

(2)	Supplied by Pfizer Inc.

(3)	Manufactured by Armstrong Pharmaceuticals, Inc.

(4)	Marketed by Teva USA.

(5)	Manufactured by both Andrx and Mova Pharmaceutical Corporation.

(6)	Manufactured by Genpharm, Inc. or its affiliate, Alphapharm Pty. Ltd.

(7)	Manufactured by Andrx in connection with our ANCIRC joint venture.

(8)	Manufactured by Carlsbad Technology, Inc. in connection with our CARAN joint venture.

     Our generic versions of Cardizem CD and, to a lesser extent, Tiazac and Glucotrol XL (supplied by Pfizer) account for a substantial portion of the Andrx Generic Products segment’s revenues and profits, (See “Risk Factors”). While ANDAs for generic versions of Accupril, Biaxin XL, Loestrin Fe 1.5/30, Loestrin Fe 1/20 and Monopril HCT have received final FDA approval, for various reasons, as of March 1, 2006, we have not commenced the sale of these products. Our generic versions of Prilosec (10mg, 20mg and 40mg) had received final approval from the FDA, but such approval was converted to a tentative approval following the court decision on October 2002 that our product infringed the patents of the brand holder. In 2003, we partnered with KUDCo for KUDCo to sell the 10mg and 20mg strengths of generic Prilosec. We believe we have maintained our exclusivity on the 40mg strength and are attempting to commercialize the value of that exclusivity period.
     We continue to work to expand our generic product line. In 2005, we received five final product approvals and two tentative approvals, launched one generic product and submitted seven ANDAs to the FDA, some of which we believe may be entitled to exclusivity as the first-filed paragraph IV ANDAs for such product. The FDA issues a “tentative approval” when it has determined that the ANDA is approvable, but there is a patent or exclusivity period prohibiting it from granting final approval. We currently have approximately 30 ANDAs pending at the FDA and approximately 24 products under development.
     For competitive reasons, among other things, we generally do not disclose the identity, status of FDA review and litigation status of the products that are the subject of our pending ANDAs. Disclosure of the approval, matters affecting the approval, litigation status, the estimated timing of the approval of our pending ANDAs or the launch of our products is inherently difficult to predict, and any indications from FDA or timing of court decisions are inherently subject to uncertainty. However, from time to time, the identity and status of some of our pending ANDA products may become publicly known as a result of, among other things, the initiation of patent infringement litigation against us with respect to the product or the inclusion of such product on various state formularies. Our disclosed ANDAs currently pending approval at the FDA include our generic versions of Toprol-XL (for all strengths and for which believe we may be entitled to 180-day exclusivity for the 50mg strength) and Cardizem LA (all strengths), for which we believe we will be entitled to a 180-day period of marketing exclusivity for each strength, Concerta, and certain oral contraceptive products, including Ortho Novum 1-35 and Ortho Novum 7/7/7.
     Our generic products are generally sold through our internal sales team under the Andrx Pharmaceuticals, Inc. label primarily to warehousing pharmacy chains, wholesalers, large managed care customers and selected government agencies. While there were no sales to a single customer that represented 10% or more of Andrx Corporation’s consolidated net revenues in 2005, the top 10 customers in our generic business represent approximately 70% of Andrx generic product revenues. Since this distribution network has undergone consolidation, marked by the growth of a few large retail drug store chains, securing and maintaining customers for generic products is highly competitive, and significant price erosion often results when competitors attempt to gain market share from each other. In addition to these customers, we sell our generic products through our distribution operations primarily directly to independent pharmacies.
Generic Product Pipeline
     We are continually evaluating potential generic product candidates. As part of this evaluation process, we look for brand products that we can formulate as generics and review the pharmaceutical patents associated with such products to determine whether we can challenge those patents as being invalid or not infringed by the application of our technologies or know-how. We also look for product candidates that are difficult to replicate and that we believe would face limited number of generic competitors. We have historically developed controlled-release products; but have also developed oral contraceptive and immediate-release products.

     Following the expansion of our business development group and our current and potential agreements with API suppliers, we may look to market immediate-release products developed and/or manufactured by our strategic partners to leverage our sales and marketing team and our distribution business, where economically feasible.
Collaborative Agreements and Strategic Alliances
     We have entered into and, as appropriate, will enter into additional collaborative agreements and strategic alliances with other companies to, among other things, in-license or acquire rights to products or product candidates, partner on exclusivity issues, collaborate on the formulation of products employing our controlled-release technologies, acquire complementary businesses and achieve other business objectives. We also intend to consider and, as appropriate, enter into collaborative agreements and strategic alliances or out-license or divest our rights with other companies to, among other things, manufacture, market or sell our products or product candidates. The following are examples of these types of collaborative agreements:
     2006
•	Our January 2006 agreement with InvaGen Pharmaceuticals, Inc. to jointly commercialize up to 11 ANDAs with total brand sales exceeding $13 billion according to IMS data for the 12 months ended September 30, 2005. Pursuant to this agreement, InvaGen will be responsible for all formulation work, U.S. regulatory submissions and manufacture of each of the products and we will be responsible for sales and marketing efforts and coordination of legal activities, if any. In addition to the projects that will be jointly commercialized, the agreement also provides that at our option, we may site transfer manufacturing of certain products to InvaGen’s facility.
     2005
•	Our May 2005 agreement with Amphastar, a California-based generic and specialty pharmaceutical company to obtain from Amphastar certain exclusive marketing rights for both strengths of their proposed generic version of Aventis Pharmaceuticals, Inc.’s Lovenox (enoxaparin sodium) injectable product. To obtain such rights, we paid $4.5 million upon execution of the agreement, and we will make an additional $5.5 million payment to Amphastar once certain milestones relating to the product are achieved, including obtaining FDA approval and a favorable resolution of the pending patent litigation. In exchange, we will receive up to 50% of the net profits, as defined, generated from sales of Amphastar’s product in the U.S. retail pharmacy market. Under certain specified conditions, we have the right to receive a refund of the amounts we paid to Amphastar.
     2004
•	Our March 2004 and October 2004 agreements to market in the U.S. Genpharm’s generic versions of Paxil and Pletal, respectively.
•	Our September 2004 agreement with Ranbaxy in which we transferred to Ranbaxy the remaining portion of our 180-day period of market exclusivity for a generic version of Monopril-HCT in exchange for a share of Ranbaxy’s profits, as defined, from the sale of this product for a period of time.
     2003
•	Our January 2003 agreement with Perrigo providing for our manufacture and supply to Perrigo of our generic versions of Claritin-D 24, Claritin RediTabs and Claritin-D 12, as store brand OTC products. This agreement followed the FDA’s determination that the Claritin line of products should be sold as OTC products, and not as prescription pharmaceuticals. Claritin-D 24 was launched in June 2003 and Claritin RediTabs was launched in January 2004. We have indefinitely deferred our attempts to scale-up and validate our OTC generic version of Claritin D-12, which was approved in January 2004.

•	Our July 2003 agreement with Impax and Teva pertaining to the respective ANDAs for generic versions of Wellbutrin SR 150mg and Zyban. As a result of being unable to obtain final marketing approval within a specified period of time, in March 2004 and May 2004, we relinquished our rights to the 180-day period of market exclusivity for generic Wellbutrin SR 150mg and generic Zyban, respectively, allowing Impax and other companies to gain FDA approval to market their products. Teva launched Impax’s generic Wellbutrin SR 150mg product in the first quarter of 2004 and Impax’s generic Zyban product in the second quarter of 2004, and we were entitled to a share of the profits, as defined, derived from Teva’s sale of such products for a 180-day period. Our share of profits from sales of generic Wellbutrin SR 150mg ended in September 2004 and our share of profits from sales of generic Zyban expired in November 2004.

•	Our September 2003 agreement resolving patent infringement litigation with Pfizer and ALZA Corporation concerning our ANDAs for the 2.5mg, 5mg and 10mg strengths of Glucotrol XL. Pursuant to this agreement, the lawsuits were dismissed and we received the right to either market the generic Glucotrol XL product (including any strength thereof) supplied by Pfizer and/or to manufacture and market our ANDA product(s) in exchange for a royalty. Though we launched all three strengths of generic Glucotrol XL, supplied by Pfizer, in December 2003, we continue to work toward gaining FDA approval to launch our own versions of this product within the context of our resource planning. The agreement with Pfizer expires in November 2008. If we launch our own ANDA of Glucotrol XL, pursuant to the terms of the ANCIRC Partnership Agreement, as amended, Watson Pharmaceuticals may be entitled to a royalty on net sales, as defined.

•	Our October 2003 agreement where we sold our Massachusetts aerosol manufacturing operation to Amphastar and agreed, under certain circumstances, to continue to purchase certain minimum quantities of albuterol metered-dose inhaler (MDI) for at least one year, which we renewed for another two years in November 2004.

•	Our December 2003 agreement with Teva providing for our formulation, submission to the FDA and manufacture of certain oral contraceptive products to be marketed in both the U.S. and Canada by Teva as part of its larger product line of oral contraceptive products.

•	Our December 2003 agreement to co-develop and manufacture a combination brand product consisting of Takeda’s Actos (pioglitazone) and our approved 505(b)(2) NDA extended-release metformin, each of which products is administered once-a-day for the treatment of Type 2 diabetes.
     2002
•	Following the court decision in October 2002 that our product infringed certain listed patents of the brand holder, our October 2002 agreement in which Genpharm and we relinquished our shared marketing exclusivity rights to the generic versions of the 10mg and 20mg strengths of Prilosec, and accelerated the ability of KUDCo to receive FDA approval of the sale of its product. Subject to final audit and adjustment, our share of KUDCo’s net profits, as defined, continued until February 2006. We believe we have maintained our exclusivity on the 40mg strength and are attempting to commercialize the value of that exclusivity period.
Customer Arrangements
     Consistent with generic industry practice, we have a return policy that allows customers to return our products within a specified period both prior and subsequent to the product’s expiration date. If we reduce the selling price of our product, we may also provide credits to our customers, known as shelf-stock adjustments in an amount approximating the decrease in the value of the inventory held by our customers as of the date of that price reduction. We also have indirect customer arrangements whereby chain pharmacies and certain other customers purchase our products at prices negotiated directly with us, but obtain those products through wholesalers, and agreements with certain wholesalers to establish contract pricing for certain products that the wholesaler will agree to place in their preferential pricing program. Under these arrangements, we will provide the wholesaler or customer with a credit for an amount equal to the difference between the agreed upon contract price to the indirect customer and the price that the wholesaler acquired our product (See “Critical Accounting Policies and Estimates — Revenue Recognition”). We have from time to time entered into long-term supply agreements with certain customers related to our generic products.
Joint Ventures
     We have established two unconsolidated joint ventures for the commercialization of generic products:
•	CARAN, which is a 50/50 joint venture with Carlsbad Technologies, Inc. established in August 2000. Through this joint venture, Carlsbad developed and currently manufactures generic versions of Pepcid and Mevacor (Carlsbad previously manufactured generic Prozac), which we are currently selling under the Andrx Pharmaceuticals, Inc. label; and
•	ANCIRC, which is a 50/50 joint venture with Watson Pharmaceuticals, Inc. originally established in 1994 for the development, manufacture and sale of up to eight generic products. We are currently selling one ANCIRC product, a generic version of Oruvail, for which we share profits, as defined, equally with Watson. We previously sold a generic version of Trental, but discontinued sales of generic Trental due to price erosion. In November 2000, the ANCIRC partners agreed to discontinue the joint venture’s effort to develop, manufacture and sell the remaining six products. If we elected to continue the efforts to develop, manufacture and sell the six remaining ANCIRC products, Watson may become entitled, under certain conditions, to a royalty on the net sales we would derive from the commercialization of those products, including our ANDA of Glucotrol XL. Other than Glucotrol XL, we have discontinued our development efforts with respect to all of the other the ANCIRC product candidates.
Pharmaceutical Distribution Operations
     Our distribution business, which consists of our Anda, Anda Pharmaceuticals and Valmed (also known as VIP) subsidiaries, distributes primarily generic pharmaceutical products to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies) and pharmacy chains, and generic products and certain selective brand products to physicians’ offices. Additionally, we sell to buying groups, which are independent pharmacies that band together to obtain preferential pricing because of their buying power. We believe that we are able to effectively compete in the distribution market, and therefore optimize our market share, based on three critical elements: (i) very competitive pricing, (ii) responsive customer service that includes, among other things, next day delivery to the entire U.S. and high levels of inventory for more than 6,000 shelf-keeping units (SKUs), and (iii) well established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. While most of the 6,000 SKUs in our distribution operations are for products we purchase from third party manufacturers, we also utilize these operations for the sale and marketing of our, and our collaborative partners’, generic products. We are the only U.S. generic pharmaceutical company that has meaningful distribution operations with direct access to independent pharmacies and we believe that our distribution operations is a strategic asset in the national distribution of generic pharmaceuticals, particularly the products that our generic operations and our collaborative partners market.
     Our growth in revenues in our distribution operations will primarily be dependent on the launch of new generic products, offset by the overall level of net price declines on existing distributed products and subject to changes in market share. Brand products with annual current sales of $43 billion may be subject to generic competition, as follows: $23 billion in 2006 and $20 billion in 2007.

     Following Teva Pharmaceutical Industries Ltd.’s acquisition of Ivax Corporation in January 2006, approximately 19% of our 2005 net sales were derived from the products purchased from Teva or Ivax. Other than the combined Teva and Ivax entity, no other company accounts for more than 10% of our SKUs or dollar volume in 2005.
     We sell and receive orders for these products primarily using our telemarketing staff, as supplemented by our electronic ordering (Internet and Palm®-ordering devices). Our telemarketing staff is comprised of approximately 230 persons (including sales management), as well as sales executives responsible for national accounts including the alternate care market. These telemarketers initiate approximately 80,000 phone calls per week to approximately 17,000 active accounts (approximately 12,500 independent pharmacies and 4,500 physicians) throughout the U.S., Puerto Rico and Guam from our South Florida and Grand Island, New York offices. Our internally developed, proprietary ordering systems, including our Internet-based AndaNet, AndaMeds and VIPpharm, as well as our hand-held Palm-ordering devices, AndaConnect and VIPConnect, also allow our customers to place their orders electronically. During 2005 and 2004, approximately 30% and 25%, respectively, of sales were generated through our order entry Internet sites, AndaConnect and VIPConnect. Furthermore, with our electronic Controlled Substance Ordering System (CSOS) launched in October 2005, we now distribute Schedule II controlled substances (CII) via electronic orders to approved pharmacies, distributors and manufacturers. We believe we currently enjoy a competitive advantage as we were one of the first distributors or wholesalers to enable pharmacy customers to eliminate the use of the paper Drug Enforcement Agency (DEA) 222 forms to order this category of brand and generic products.
     We presently distribute products from our facilities in Weston, Florida and Groveport, Ohio. Our Ohio facility is strategically located near our overnight carrier’s main air package sorting facility. For the year ended December 31, 2005, approximately 50% of our distribution sales were shipped from each of these facilities, though this percentage can vary. While our Weston, Florida facility is operating at full capacity; our 355,000 square foot Ohio distribution center currently operates at approximately 45% capacity, and provides us with additional distribution capacity for the foreseeable future.
     As discussed above, we currently maintain telemarketing facilities in Weston, Florida and Grand Island, New York and distribution centers in Weston, Florida and Groveport, Ohio. We believe that because of our multiple locations, we will be able to operate our distribution operations in the normal course, during hurricanes, power outages, floods or other events outside of our control. In connection with Hurricane Wilma, which hit South Florida in late October 2005, our Grand Island, New York telemarketing and Groveport, Ohio distribution facilities were in continuous operation throughout the week.
     Our distribution operations and our customers are subject to various regulatory requirements, including requirements from the DEA, FDA and State Boards of Pharmacy and Health, among others. The State of Florida Board of Health revised the laws (effective July 1, 2006) regarding pedigree for distributors licensed in the State of Florida. Pursuant to the law, we are required to maintain and provide records on the chain of custody of the pharmaceutical products we distribute, beginning with our purchase from the manufacturer to the final sale to a pharmacy or other person administering, or dispensing the pharmaceutical product. Although the administration of the records will require that we hire additional personnel, these laws will not have a material impact upon our purchasing practices. Additionally, other states have or are enacting similar pedigree laws.
     During the third quarter of 2005, we ceased the distribution of certain brand products, which had provided minimal contribution to gross profits, and ceased distribution to Internet pharmacies and certain pain clinics. Revenues in 2005 for the discontinued brand products through the date of discontinuation were approximately $12.3 million and revenues in 2005 to Internet pharmacies and certain pain clinics until the date of discontinuation were approximately $24.7 million.
Brand Pharmaceuticals
     Prior to the disposition of our brand sales and marketing business in the 2005 first quarter, as described below, we sold brand products under the Andrx Laboratories, Inc. label. Our principal brand products were

Altoprev (launched in July 2002) and Fortamet (launched in May 2004). Unlike generic products, which are generally substituted at the pharmacy, brand products need to generate demand through a sales force dedicated to describing to physicians the pharmaceutical characteristics of the product, as well as marketing materials. We originally commenced developing brand name pharmaceuticals in 1996, utilizing the 505(b)(2) NDA approval process (see “Regulation – Pharmaceuticals – NDA Process Brand Pharmaceuticals) and beginning in 2000, we attempted to sell and market our brand products ourselves. In January 2001, we acquired CTEX Pharmaceuticals, Inc., including its approximate sales force of 90 sales representatives. During 2003, the number of sales representatives approximated 425. In December 2003, we determined that we would focus our brand R&D efforts on selected opportunities and reduced our brand development operations. The cost of maintaining a sales force and promoting a brand pharmaceutical product is substantial, and there are only a limited number of large customers that can be sold products directly. During the years ended December 31, 2004, 2003 and 2002, approximately 75%, 69% and 70%, respectively, of our brand product shipments were made to four customers, primarily wholesalers.
     In November 2003, we entered into a five-year supply and distribution agreement to market Cardura XL, a sustained-release formulation of doxazosin mesylate, upon Pfizer receiving approval of its NDA. We had the unilateral right to terminate the agreement if the FDA did not approve the product by December 31, 2004. In January 2005, as a result of the FDA’s failure to approve the NDA by December 31, 2004, we notified Pfizer that we were exercising our right to terminate the supply and distribution agreement. The Company also made a determination that it was realigning its business strategy to focus on its core competencies of formulation development of controlled-release pharmaceuticals and distribution, and that it would divest or seek other strategic alternatives for the brand business.
     In March 2005, we consummated agreements with First Horizon Pharmaceutical Corporation for the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products, and the manufacturing and supply of these products, at which time we received $50 million related to Fortamet. After meeting certain initial supply requirements, as defined, we received $35 million in proceeds for Altoprev, which are refundable if certain on-going supply requirements, as defined, are not maintained. The manufacturing and supply agreement for Fortamet and Altoprev entered into with First Horizon is for a ten-year term and is subject to a two-year notice of intent by us to terminate beginning five years after the date the agreement was executed. Following the transaction with First Horizon, we terminated substantially all of our brand business sales and marketing employees in May 2005, which effectively completed the disposition of the brand business.
     Our Entex and Anexsia brand products, including royalty revenues earned under our agreement with Mallinckrodt for Anexsia were previously included in our Brand Products Segment, but are now included as part of the Contract Services Segment.
     In May 2004, we received tentative NDA approval of our valproate sodium product. Final approval is pending our removal from OAI status, FDA’s response to the Citizen Petition filed by Abbott Laboratories and/or satisfactory resolution of the patent infringement litigation filed by Abbott Laboratories.
Andrx Therapeutics (Contract Services Segment)
     In the third quarter of 2005, we established Andrx Therapeutics (the Contract Services Segment) to pursue the development and manufacture of pharmaceutical products to be marketed by other pharmaceutical companies, including combination products and our controlled-release formulations utilizing our patented technologies and formulation capabilities. The amortization of the deferred revenue associated with the sale and licensing of certain rights and assets related to the former Fortamet and Altoprev brand pharmaceutical products to First Horizon, as well as the related contract manufacturing revenues and costs associated with the manufacture and supply of these products, and the related royalty revenues earned for these products are included in this segment.

     Also included in the Contract Services Segment are contract R&D services rendered to Takeda in connection with our December 2003 agreement to develop and market a combination product consisting of Takeda’s Actos (pioglitazone) and our approved 505(b)(2) NDA extended-release metformin, each of which is administered once a day for the treatment of Type 2 diabetes. We are responsible for the formulation and manufacture of this combination product and Takeda is responsible for obtaining regulatory approval of and marketing this combination product, both in the U.S. and in other countries. We anticipate the NDA to be submitted in 2006 and product approval and launch in 2007.
     See also “Patents and Other Intellectual Property Rights” for a description of our e-prescribing patents.
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
Patents and Other Intellectual Property Rights
     Like others in the pharmaceutical industry, we place considerable importance on obtaining patent and trademark protection and otherwise preserving the confidentiality of our trade secrets and proprietary know-how pertaining to our technologies, products and processes. Our general policy is to file patent applications and trademarks for our technologies, products and processes that we consider important to our business.
     We hold numerous U.S. and foreign patents and expect to continue to file U.S. and foreign patent applications to protect our intellectual property. As of December 31, 2005, we had over 100 patents issued, allowed or applied for in the U.S. and over 125 internationally, and had exclusively licensed additional U.S. and foreign patents and patent applications from others. Our success depends, in part, on our ability to obtain U.S. patent protection for certain of our products, to preserve our trade secrets and proprietary rights, and to operate without infringing on the intellectual property rights of third parties or having third parties circumvent our rights. We also have initiated actions, and may initiate further actions, against parties we believe may be infringing our patents. In December 2005, we filed a patent infringement lawsuit against GlaxoSmithKline plc and SmithKline Beecham Corporation alleging that Glaxo’s currently marketed formulation of Wellbutrin XL® 150mg infringes our pharmacokinetic patent. The lawsuit seeks treble damages and an order enjoining Glaxo and those acting in concert with it from making, importing, using, selling and/or offering for sale in the United States its Wellbutrin XL 150mg product.
     We are also looking to monetize the e-prescribing patents we obtained from AHT Corporation in 2000 through software license agreements, transaction fees and or royalty fees from, among others, software providers, Pharmacy Benefit Managers (PBMs), pharmacies and information aggregators. Our e-prescribing patents cover computer systems (hardware and software) for creating an electronic prescription.
Active Pharmaceutical Ingredients
     The active chemical pharmaceutical ingredients used in the manufacture of our products are generally available from multiple sources. However, certain API is available from limited sources, and while we try to identify multiple sources, our ANDAs generally specify a particular single source. We have at times experienced problems as a result of a lack of API availability. Such problems result from, among other things, a supplier’s delay in providing API, the closure of a particular source of API, the unavailability of a replacement, and the shipment to us of API that fail to meet our specifications.
Manufacturing and Quality
     Our pharmaceutical manufacturing operations are required to comply with cGMP requirements. Those requirements encompass all aspects of the production process, including validation and record keeping, in addition to standards for facilities, equipment and personnel, and involves changing and evolving standards. Consequently, continuing compliance with cGMP is extensive and an expensive part of pharmaceutical manufacturing operations. Similar cGMP regulations and other requirements apply to products that we manufacture for sale in Canada, as well as for products we market pursuant to our collaborative agreements, including our sales of generic Glucotrol XL, supplied by Pfizer and generic Paxil, supplied by Genpharm.
     In September 2005, we learned that the FDA had placed us in OAI status relating to the FDA’s May 2005 cGMP inspection of our Davie, Florida manufacturing facility and the related issuance of a Form 483 List of Inspectional Observations. The effect of this designation is that until the FDA is satisfied with (i) our responses to the inspectional observations and (ii) the results of their inspection of our facility, which commenced on March 6, 2006, FDA approval of our submitted ANDAs will be withheld. In the interim, we continue to submit new ANDAs and the FDA continues to review our applications. Additionally, in January 2006, the FDA conducted a limited regulatory inspection related to adverse drug event reporting and customer complaint handling and issued a Form 483 List of Inspectional Observations. On February 10, 2006, we responded in writing to the Form 483 List of Inspectional Observations. If, following the current inspection, the FDA determines that our compliance is not satisfactory, they are likely to continue to withhold approval of our pending ANDAs and could initiate enforcement actions to address any cGMP or other violations.
     Over the past two years, we have continued to improve our quality and manufacturing processes and general operations. In order to ensure that we manufacture our products in compliance with our regulatory submissions and cGMP requirements and meet the market demand for our current and anticipated products, we have made various organizational and operational changes that are intended to improve accountability, foster teamwork and improve coordination among our R&D, manufacturing quality and regulatory groups, as well as improve our quality and manufacturing operations. These changes include (i) retaining outside consultants to assist in the improvement of our scientific, R&D, regulatory, quality and manufacturing operations, (ii) abandoning expansion efforts in our North Carolina facility (in July 2005, we entered into a listing agreement to sell this facility), and thereby focusing our attention towards making the improvements and expansion of our Florida operations (iii) strengthening the internal leadership of our scientific, R&D, manufacturing and quality operations, (iv) developing and implementing our action plan outlined to the FDA, (v) establishing a project management office to manage each product from inception to launch, (vi) focusing on factors and controls to reduce lot rejections, and (vii) improving our training program to better ensure our manufacturing and quality employees are appropriately trained. As a result, our charges relating to commercial production failing to meet quality attributes have declined since 2004.
     We currently operate manufacturing facilities in Davie, Florida totaling approximately 370,000 square feet, which are primarily used for the manufacture of controlled-release and immediate-release solid dosage products, as well as oral contraceptive products. Though we anticipate that the entire Florida expansion project will provide us with our required capacity through at least 2007, additional expansion is also possible. We are also planning to relocate our packaging operations from Davie to Sunrise, Florida. For certain of our products, we contract with third parties for the manufacture of the products, some of which are currently available only from that supplier.
     We sometimes file our ANDA based on study results utilizing product batches that are smaller than what we anticipate may be required for the commercial launch of that product. Thus, in order to efficiently manufacture these products in sufficient quantities for commercial launch, we are required to “scale-up” our manufacturing process for use on larger equipment, in accordance with FDA regulations. See “Risk Factors.”

Information Systems
     We continue to invest in the expansion, upgrading and improvement of our administrative, operational, and management systems, controls and resources to support operational growth and regulatory compliance. To this end, we continue to extend the functionality of our integrated Enterprise Resource Planning (ERP) suite of operational and financial systems, JD Edwards Enterprise One (JDE). In early 2005, we successfully completed the initial JDE implementation, and the systems portfolio has been deployed across all operating entities. Our distribution operations continue to use other software programs, some of which have been highly customized by our internal information systems personnel. As a result of the JDE implementation, we believe we continue to achieve and extend the substantial benefits of JDE, including, among others, optimizing certain manufacturing business processes and enhancing regulatory compliance.
     In addition to JDE, we continue to invest in information systems to support overall strategic business objectives that enable our continued growth, including expansion of electronic ordering capabilities in our distribution operations. In 2006, we will continue to incur costs to support, modify and extend these systems for our expanding or changing business operations. We also are investing in the construction of an improved data center in our Sunrise, Florida facility with planned occupancy in the second half of 2006.
Regulation - Pharmaceuticals
ANDA Process – Generic Pharmaceuticals
     In our generic operations, we attempt to apply our proprietary technology processes and formulations to develop a product that will reproduce the brand product’s therapeutic characteristics (i.e., the rate and extent of absorption into the bloodstream), but not infringe any valid patents of the brand owner or other innovator of the NDA. In connection with this process, we conduct studies to establish that our product is bioequivalent to the brand product, and obtain legal advice that our product does not infringe the NDA owner’s or the innovator’s patents or that such patents are invalid or unenforceable. FDA approval is required before a generic version of a previously approved drug or certain new dosage forms of an existing drug can be marketed. Approval for such products generally is sought using an ANDA. In most cases, bioavailability and bioequivalence studies must be conducted in support of the ANDA but clinical studies demonstrating safety and effectiveness are not required. Bioavailability indicates the rate of absorption and levels of concentration of a drug in the blood stream. Bioequivalence compares the bioavailability of one drug product with another and, when established, indicates that the rate of absorption and levels of concentration in the body are substantially equivalent to the previously approved reference listed drug. An ANDA may be submitted for a drug product on the basis that it is bioequivalent to a previously approved drug product or, in the case of a new dosage form, that it is suitable for use for the indications specified without the need to conduct additional safety or efficacy testing.
     The Drug Price Competition and Patent Restoration Act of 1984, known as the Hatch-Waxman Amendments, require that we submit an ANDA to the FDA for each generic prescription drug product we seek to market. Among other things, the ANDA is required to contain the ANDA applicant’s certification concerning each patent that has been listed for the reference brand product in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. If there is no patent listed in the Orange Book, the ANDA applicant so states by submitting what is referred to as a Paragraph I certification. If the patent listed in the Orange Book has expired, the ANDA applicant so states by submitting what is referred to as a Paragraph II certification. If the ANDA applicant intends to wait until the expiration of the patent listed in the Orange Book before it intends to market its product, the ANDA applicant so states by submitting what is referred to as a Paragraph III certification. If the ANDA applicant believes that the listed patent is invalid or unenforceable, or that its product does not infringe such patent(s), the ANDA applicant so states by submitting what is referred to as a Paragraph IV certification in its ANDA. If a Paragraph IV certification is made, the ANDA applicant must also send a notice containing its factual and legal basis for its Paragraph IV certification to the NDA owner and any patent holder. The NDA owner or patent holder may then initiate a legal challenge against the ANDA applicant for patent infringement. However, with respect to certain antibiotics that were approved for use prior to November 19, 1997, including Biaxin XL, any patents associated with these antibiotic products will not be listed in the Orange Book. Therefore, any patent litigation, which ensues regarding these antibiotic patents, would not be conducted under the Hatch-Waxman provisions.
     In December 2003, Amendments to Hatch-Waxman eliminated certain unfair advantages of patent holders in the implementation of Hatch-Waxman. As a result of those amendments, the NDA owner is entitled to an automatic 30-month stay of the ANDA’s regulatory approval if they initiate a patent infringement lawsuit within 45 days of their receipt of notice of our Paragraph IV certification, but only if their patent infringement lawsuit is directed to patents that were listed in the Orange Book before the ANDA was filed. Where there are no patents listed in the Orange Book at the time the applicant files its ANDA, there is no automatic 30-month stay of regulatory approval. If patents are listed in the Orange Book after the ANDA has been filed, the NDA owner may still sue the ANDA applicant with respect to that patent, but the ANDA will not be subject to an automatic stay of regulatory approval. Instead, the brand company after filing a lawsuit could seek a temporary and/or preliminary injunction from a court. If successful, a product could not be sold until a trial on the merits or unless a court were to dissolve the injunction.
     An FDA regulation effective August 2003 further defines the types of patents that may be listed in the Orange Book and requires increased disclosure requirements for listed patents in an effort to decrease the number of improperly listed patents. While most of these changes have helped to prevent improperly listed patents, the long-term effectiveness of this regulation and the December 2003 amendments is unclear.
     If an ANDA applicant is the first to file an ANDA with a Paragraph IV certification and provides appropriate notice to the NDA holder and all patentees for a particular generic product, the applicant may be awarded a 180-day period of marketing exclusivity against ANDAs containing Paragraph IV certifications for that same product, other than the authorized generic. We believe this period of marketing exclusivity can provide an opportunity for the successful patent challenger to gain great economic value from the ANDA, including by relinquishing or transferring (selective waivers) this marketing exclusivity right to others, as appropriate. In addition, once that exclusivity period has lapsed, we believe that the marketer of the first commercialized product may be in a preferred market position. However, an ANDA applicant’s ability to secure the benefit of this exclusivity period, and the actual benefit it gains from the exclusivity period, depends on a variety of factors, some beyond the applicant’s control, such as: the timing of FDA approval; whether other ANDA applicants share that exclusivity; patent litigation related to the product and competitors’ products; API availability; and whether the brand product will also be marketed as an authorized generic. Court decisions, FDA interpretations, legislative changes and the date of filing of an ANDA all affect, among other things, how this exclusivity period is to be awarded, how it is affected by other ANDA applicants, and the benefit, if any, which may be obtained from the 180-day marketing exclusivity period.
     Where the first ANDA for a product was submitted after December 8, 2003, FDA awards the 180-day marketing exclusivity period only to the first ANDA applicant(s) to assert a Paragraph IV certification as to any patent listed in the Orange Book for the product. This is known as “product exclusivity” and no other subsequent patents listed will affect that exclusivity. The FDA will still award shared 180-day marketing exclusivity, but only to multiple ANDA applicants who all file the first Paragraph IV certification on the same day. Where the first ANDA containing a Paragraph IV certification for the product was filed before December 8, 2003, FDA has taken the position that it could award “shared” 180-day marketing exclusivity if different ANDA applicants were first-to-file Paragraph IV certifications to different patents listed in the Orange Book for the same product. This is known as “patent-by-patent exclusivity.” This interpretation was both accepted and rejected by two separate U.S. District Courts. The Federal Circuit Court of Appeals declined to address the issue on appeal. Another district court action also upheld FDA’s patent-by-patent “shared exclusivity” position. Under this patent-by-patent exclusivity, even if an ANDA filer believes it has exclusivity, if a patent is later listed in the Orange Book, then unless they are also first (or tied for first) with respect to that later listed patent, then they would be awarded shared exclusivity. FDA has announced that it will continue to rely on this interpretation for ANDAs where the first ANDA for the product was filed before December 8, 2003.
     The December 2003 Amendments to Hatch-Waxman also modified the rules governing when generic products are eligible for 180-day exclusivity periods and when the 180-day exclusivity period is triggered or forfeited. Prior to the Amendments, the 180-day marketing exclusivity period was triggered upon the earlier of the first commercial marketing of the ANDA or a court decision holding the patent invalid, unenforceable or not infringed. The Amendments retroactively applied a final and non-appealable court decision trigger for all ANDAs where the first ANDA was filed before December 8, 2003. As for ANDAs where the first ANDA was filed after December 8, 2003, exclusivity is only triggered upon the first commercial marketing of the ANDA product. However, that exclusivity may be forfeited (lost entirely) under certain circumstances, including among other things, if the ANDA is not marketed by the first-filer or another ANDA applicant within a certain timeframe after a final and non-appealable court decision, or if the FDA does not tentatively approve the first-filer’s ANDA within 30 months.
     While the FDA targets a review process of 180 days for an ANDA, it is often much longer, and this is especially so for controlled-release generic products. There can be many factors effecting FDA review and/or approval, including a 30-month stay where patent litigation is initiated, the submission of Citizen Petitions (see below for a description of Citizen Petitions) or additional regulatory requirements set forth by FDA, including but not limited to, exclusivity of others. Such additional regulatory requirements can take the form of either major or minor amendments to the ANDA. Examples of major amendments could include the requirement of a new batch of drug products for a composition or reformulation change, additional studies, changes in the source of a drug substance or changes in a manufacturing site. Examples of minor amendments could include deficiencies in the drug master file or problems regarding cGMPs. While the FDA will attempt to review major amendments within 180 days and minor amendments within 30 to 60 days of submission, there is no guarantee this additional review period will be conducted in a timely manner.
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
     Certain ANDA procedures for generic products are presently the subject of Citizen Petitions filed by brand name drug manufacturers, which seek changes from FDA in the approval process for generic drugs. FDA regulations permit any person or company to submit a request that the FDA Commissioner “issue, amend, or revoke a regulation” or “to take or refrain from taking any other form of administrative action.” The FDA’s policy has been not to approve an ANDA while a Citizen Petition was pending.
     We cannot predict at this time whether FDA will make any changes to the ANDA procedures as a result of such petitions, ongoing rulemakings or litigation, or the effect that such changes may have on us. Citizen Petitions are currently pending against Lovenox, which affects, among other things, Amphastar’s generic version of Lovenox that we may market in the U.S. retail market upon FDA approval, Concerta which, among other things, affects our ANDA for such product and our sodium valproate product.
     Under the Generic Drug Enforcement Act of 1992, the FDA is authorized to impose debarment and other penalties on individuals and companies that commit certain illegal acts relating to the generic drug approval process. In some situations, the Generic Drug Enforcement Act requires the FDA to not accept or review ANDAs for a period of time from a company or an individual that has committed certain violations. It also provides for temporary denial of approval of applications during the investigation of certain violations that could lead to debarment and also, in more limited circumstances, provides for the suspension of the marketing of approved drugs by the affected company. The Generic Drug Enforcement Act also allows for civil penalties and withdrawal of previously approved applications.
     The generic products industry could also be affected by the new Medicare Prescription Drug benefit, which became effective on January 1, 2006. Under this program, Medicare beneficiaries may voluntarily opt into privately run prescription drug plans. These plans have the ability to negotiate the prices they will pay directly with the manufacturer and to set up drug formularies for products that they will reimburse.

NDA Process – Brand Pharmaceuticals
     Approval of a new drug requires the filing and FDA approval of an NDA. The NDAs we submitted for Altoprev, Fortamet and sodium valproate (which is currently pending marketing approval), were internally developed brand pharmaceutical products, which used a procedure permitted by Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. A Section 505(b)(2) NDA must contain safety and effectiveness studies, but may rely on published reports or prior FDA determinations that related products are safe and effective (e.g., approval of a controlled-release version of a previously approved immediate-release drug product) for those studies. Thus, by eliminating the need for certain duplicative testing, the Section 505(b)(2) NDA process may significantly reduce the time and expense of new drug development. NDA products, including Section 505(b)(2) NDAs, may qualify for specific patent and market exclusivity protections against competitive products submitted for approval via the Section 505(b)(2) NDA or ANDA processes.
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
Patent Infringement Litigation
     Patent litigation is often part of the process of bringing some generic or brand pharmaceuticals to market. In certain circumstances, a lawsuit filed against us may result in a delay (up to, and including, 30 months) in FDA’s ability to approve the marketing of a pharmaceutical product. In other circumstances, a brand pharmaceutical company may seek to obtain a temporary or preliminary injunction to prevent the marketing of our product pending a trial on the merits. See Note 18 of Notes to Consolidated Financial Statements. We anticipate that additional actions may be filed as we or companies we collaborate with file additional ANDAs containing Paragraph IV certifications.
Product Patent Challenge History and Commercialization
     Numerous patent infringement actions have been filed against us. These actions have been resolved through litigation (favorably or unfavorably) or as a result of a settlement with the patent holder or others. In some cases following a resolution of the patent infringement action, because of our inability to scale up or manufacture the product, we have entered into collaborative arrangements with third parties to commercialize the product and monetize our opportunity. Examples of resolution of our patent challenges and/or related collaborative agreements for generic versions of the following products include:
     Dilacor XR – In May 1996, a predecessor and licensee of Sanofi/Aventis sued us for patent infringement. In December 1996, the parties settled this matter whereby the litigation was dismissed without prejudice. We commenced marketing our generic version of Dilacor XR in October 1997, with 180-days of marketing exclusivity, along with the authorized generic.
     Cardizem CD – In January 1996, a predecessor and licensee of Sanofi/Aventis sued us for patent infringement. In September 1997, we entered into a stipulation with Aventis to reduce the risks that both parties faced as the case was litigated. In June 1999, the litigation was settled and the lawsuit was dismissed with prejudice. We commenced selling our generic version of Cardizem CD in June 1999 with 180-days of marketing exclusivity. In May 2001, we entered into a Consent Decree with the Federal Trade Commission as a result of the settlement on this product. See “Risk Factors.”
     Prilosec – In May 1998, Astra Zeneca plc sued us for patent infringement. In October 2002, the district court entered an order that Astra’s patents were valid, and that we and two other companies infringed those patents. Following the district court decision, we entered into an agreement with KUDCo and Genpharm where we and Genpharm relinquished our shared marketing exclusivity rights to the 10mg and 20mg strengths of Prilosec, thereby accelerating the ability for KUDCo to receive FDA approval of their product. In connection with the agreement, we received certain licensing revenue as a percentage of KUDCo’s net profits, as defined, from October 2002 through February 2006.
     Tiazac – In October 1998, Biovail Corporation International and its related entities sued us for patent infringement. In March 2000, the district court entered an order that our product did not infringe the Biovail patent, which decision was affirmed on appeal. Prior to the end of the statutory 30-month stay of regulatory approval and the appellate court decision, Biovail listed another patent that it had licensed from Dov Pharmaceuticals, Inc. and thereafter filed a new lawsuit triggering a new 30-month stay of regulatory approval. In July 2002, Biovail and we settled the Tiazac litigation. Pursuant to the settlement, Andrx agreed to pay Biovail a royalty based on net sales of our generic version of Tiazac. We commenced selling our generic version of Tiazac in April 2003, with 180-days of marketing exclusivity, along with the authorized generic.
     Naprelan – In October 1998, Elan Corporation plc sued us for patent infringement regarding our generic version of Naprelan. In March 2002, the district court issued an order that Elan’s patent was invalid, and in September 2002, we commenced selling our generic version of Naprelan. In May 2004, the appellate court reversed the district court’s determination that the Elan patent was invalid, and remanded the case back to the district court for a determination as to whether our product infringes the Elan patent. In July 2005, the Federal Circuit Court of Appeals issued a decision, in an unrelated case, on how a court should address issues of claim construction, and the district court judge handling our case instructed the parties to file briefs on how the district court should proceed in this matter in light of the appellate court decision. We are awaiting the court’s decision.
     Wellbutrin SR/Zyban – In September 1999, Glaxo SmithKline filed suit against us claiming patent infringement. The district court entered summary judgment finding that our product did not infringe the Glaxo patents. On appeal, the appellate court reversed and remanded the matter for a full trial on the merits. In July 2003, we entered into an agreement with Impax and Teva pertaining to the relinquishment and/or waiver of our exclusivity rights for generic versions of Wellbutrin SR 150mg and Zyban. As a result of being unable to obtain final FDA approval within a specified period of time, in March 2004 and May 2004, we relinquished our rights to the 180-day period of market exclusivity allowing Impax and other companies to gain FDA approval to market their products. Teva launched Impax’s generic Wellbutrin SR 150mg product in the first quarter of 2004 and Impax’s generic Zyban product in the second quarter of 2004, and we were entitled to a share of the profits, as defined, derived from Teva’s sale of such products for a 180-day period. In May 2004, after settling this matter without payment from us, Glaxo dismissed its lawsuit against us.

     Glucotrol XL – In July 2001, Pfizer and ALZA sued us for alleged patent infringement on several of their patents regarding to our generic Glucotrol XL. In September 2003, the parties reached a settlement and entered into a license and supply agreement permitting us to market the authorized generic or our own generic ANDA of Glucotrol XL. As a result of this settlement, all claims by Pfizer and ALZA against us were dismissed. We began marketing the generic Glucotrol XL supplied by Pfizer in November 2003.
     Claritin-D 24/Reditabs/D 12 – Schering-Plough sued us for patent infringement of their metabolite patent for all three products and for a formulation patent on their Claritin-D 24 product. The federal district court entered a summary judgment order, which was affirmed on appeal by the appellate court, with respect to the metabolite patent. In October 2003, the parties reached a settlement relating to the formulation patent whereby Schering-Plough dismissed the litigation, with prejudice, and required the payment of a non-material amount by us. In January 2003, we entered into an agreement with Perrigo providing for our manufacture and supply to Perrigo of our generic versions of the Claritin products, as store brand OTC products. This agreement followed the FDA’s determination that the Claritin line of products should be sold as OTC products, and not as prescription pharmaceuticals. Claritin-D 24 was launched in June 2003 and Claritin RediTabs was launched in January 2004. We have indefinitely deferred our attempts to scale-up and validate our OTC generic version of Claritin D-12, which was approved in January 2004.
     Monopril – In April 2003, Bristol-Myers Squibb Company and E.R. Squibb and Sons, LLC filed identical suits against us for alleged patent infringement relating to our generic versions of Monopril and Monopril HCT. In June 2004, after a trial on the merits, the district court issued a final judgment of non-infringement in our favor. As a result of API issues, in September 2004, we entered into an agreement with Ranbaxy in which we transferred to Ranbaxy the remaining portion of our 180-day period of market exclusivity for a generic version of Monopril-HCT in exchange for a share of Ranbaxy’s profits from the sale of this product for a period of time.
     Sodium Valproate – In May 2003, Abbott filed a patent infringement complaint against us in connection with our 505(b)(2) NDA application. In December 2005, the court entered an order denying our motion for summary judgment.
     Toprol-XL – Astra sued us for patent infringement in February 2004 on the 50mg strength, in July 2004 on the 25mg strength, and in December 2004 on the 100mg and 200mg strengths of Toprol-XL. In January 2006, the district court granted our, and two other pharmaceutical companies’, motions for summary judgment and determined that the patents asserted by Astra are invalid due to double patenting and are unenforceable due to inequitable conduct. Astra has filed notice of its appeal to the U.S. Court of Appeals. We have not received final approval from the FDA on this product.
     Biaxin XL – We received final approval for this product in June 2004, but did not launch due to a patent covering the API, which was to expire in May 2005. In March 2005 (as amended in April 2005), Abbott sued us for patent infringement. In May 2005, Abbott filed a motion for preliminary injunction seeking to enjoin Andrx Pharmaceuticals, Inc. from commercially manufacturing, using, offering to sell or selling generic versions of Biaxin XL. In November 2005, the district court granted Abbott’s motion for a preliminary injunction against us as to the ‘718, ‘616 and ‘407 patents and we appealed that decision. This decision prevents us from marketing our product until a final decision on the merits, or unless the injunction is dissolved. A trial date has not yet been scheduled.
     Concerta – In September 2005, ALZA and McNeil-PPC, Inc. sued us for patent infringement related to our generic version of Concerta. In July 2005, a patent related to Concerta was listed in the FDA’s Electronic Orange Book. Although we filed our Paragraph IV certification with the FDA relating to this patent and notified the NDA holder and all patentees of such certification, we learned that FDA received a Paragraph IV certification for this patent prior to our certification. Consequently, FDA may award the 180-day marketing exclusivity rights to another ANDA filer. However, it is uncertain whether the other filer’s certification conformed to the FDA’s regulations. If it is determined that the other filer’s certification is invalid, we may be awarded such exclusivity. Under current law, we believe that no 30-month stay of approvals will result from the litigation filed by ALZA and McNeil against us.

Seasonality
     There are no significant seasonal aspects to our business, except that shipments of pharmaceutical products indicated for cold and flu symptoms are typically higher during the fourth quarter as customers supplement inventories in anticipation of the cold and flu season.
Backlog
     Our backlog orders as of December 31, 2005 were not significant to our consolidated net revenues.
Personnel
     As of December 31, 2005, Andrx had approximately 1,680 employees. The following chart generally reflects the areas in which such personnel are engaged:

	Distribution	Generic		Contract Services	Corporate		Total
Research and Development	—	127		—	—		127
Manufacturing	—	379		—	—		379
Quality	—	229		—	—		229
Regulatory Affairs	—	16		—	—		16
Sales & Marketing	234	12	(1)	—	—		246
Administration (excluding Information Systems)	83	26		2	139	(2)	250
Information Systems	30	13		—	44		87
Warehouse/Shipping/Maintenance	222	124		—	—		346

	569	926		2	183		1,680

(1)	Includes the business development group.

(2)	Includes our shared services department, which is primarily comprised of accounts receivable and accounts payable employees.

EXECUTIVE OFFICERS
     The board of directors appoints our executive officers each year. As of March 1, 2006, our executive officers were as follows:

			Executive Officer
Name	Age	Position	Since
Thomas P. Rice	55	Andrx Corporation — Chief Executive	2004
		Officer and a Director
Angelo C. Malahias	44	Andrx Corporation — President and Chief	1996
		Financial Officer

Thomas R. Giordano	55	Andrx Corporation — Senior Vice President	2004
		and Chief Information Officer

Robert I. Goldfarb	50	Andrx Corporation — Senior Vice President,	2005
		General Counsel and Secretary

Ian J. Watkins	43	Andrx Corporation — Senior Vice President	2003
		of Human Resources

Lawrence J. Rosenthal	60	Andrx Pharmaceuticals, Inc. — President	2002

Nicholas F. Cappuccino, Ph.D.	53	Andrx Pharmaceuticals, Inc. — Executive Vice President and Chief Scientific and Technical Officer	2005

Albert Paonessa, III	46	Anda, Inc. — Executive Vice President and	2005
		Chief Operating Officer
     Thomas P. Rice was appointed Andrx Corporation Chief Executive Officer in February 2004, and has been a director of Andrx since April 1, 2003. Mr. Rice served as a director of Chesapeake Biological Laboratories, Inc., a provider of contract manufacturing services for sterile, injectable pharmaceuticals, from 1997 to January 2001 and served as President and Chief Executive Officer from January 1999 through March 2003. In 1996, he co-founded Columbia Investments LLC, which invests in emerging service companies. From 1993 to January 1996, Mr. Rice was Executive Vice President and Chief Operating Officer of Circa Pharmaceuticals, Inc. and from 1993 to January 1995, Chief Financial Officer of Circa. Mr. Rice was employed by Deloitte & Touche LLP from 1978 to 1985.
     Angelo C. Malahias was appointed Andrx Corporation President in February 2004 and re-appointed Chief Financial Officer in September 2005. Mr. Malahias previously served as Chief Financial Officer from 1996 through his appointment as President in February 2004. Mr. Malahias served as Vice President and Chief Financial Officer of Circa from January 1995 to January 1996, where he also served as Corporate Controller from July 1994 to January 1995. Mr. Malahias was employed by KPMG LLP from 1983 to July 1994.
     Thomas R. Giordano was appointed Andrx Corporation Senior Vice President and Chief Information Officer in November 2002. Additionally, since July 2004, Mr. Giordano has led our Project Management Office. From December 2001 through November 2002, Mr. Giordano was an information systems consultant. From 1998 through December 2001, Mr. Giordano served as global Chief Information Officer for Burger King

Corporation. Prior to working for Burger King Corporation, Mr. Giordano served as Senior Vice President and Chief Information Officer for Racal Data Group.
     Robert I. Goldfarb was appointed Andrx Corporation Senior Vice President, General Counsel and Secretary in September 2005 and has been with Andrx since March 2000. In July 2002, Mr. Goldfarb became Assistant General Counsel and in October 2003, he was appointed Vice President. Prior to joining Andrx, Mr. Goldfarb was a partner with the law firm Hughes, Hubbard & Reed, and has more than 25 years of legal experience.
     Ian J. Watkins was appointed Andrx Corporation Senior Vice President, Human Resources in April 2003. Mr. Watkins served as Corporate Vice President of Human Resources of Bausch and Lomb, Inc., an ophthalmic healthcare company from November 1999 through December 2002. From 1996 to November 1999, Mr. Watkins served as Vice President of Human Resources for Bausch & Lomb’s Europe, Middle East and Africa Region.
     Lawrence J. Rosenthal was appointed Andrx Pharmaceuticals, Inc. President in September 2003. From 1999 through 2003, Mr. Rosenthal served as Executive Vice President of Sales and Marketing for Andrx Pharmaceuticals, Inc. From 1986 through January 1999, Mr. Rosenthal was employed at Teva Pharmaceuticals, Inc., last serving as its Vice President of Sales and Marketing.
     Nicholas F. Cappuccino, Ph.D. was appointed Andrx Pharmaceuticals, Inc. Executive Vice President and Chief Scientific and Technical Officer in June 2005. Dr. Cappuccino was employed at Sandoz Inc. (formerly Geneva Pharmaceuticals) from July 2004 through April 2005 as Vice President, Scientific Affairs and from May 2002 through June 2004 as Vice President, Research and Development. From 1995 through April 2002, Dr. Cappuccino was employed at Apotex Inc., last serving as Vice President, Research and Development. From 1977 through 1995, Dr. Cappuccino was employed with such pharmaceutical companies as Geneva Pharmaceuticals, Hoechst-Roussel Pharmaceuticals, and Schering-Plough Corporation.
     Albert Paonessa III was appointed Anda, Inc. Executive Vice President and Chief Operating Officer in August 2005 and has been with Anda since Andrx acquired Valmed Pharmaceutical, Inc. in March 2000. From March 2000 through January 2002, Mr. Paonessa was Vice President, Operations of Valmed. In January 2002, he became Vice President, Information Systems of Anda and in January 2004, he was appointed Senior Vice President, Sales of Anda.
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

ITEM 1B. RISK FACTORS

     You should carefully consider the following factors and other information contained and incorporated by reference in this Form 10-K. Any of these risks could adversely affect our results of operations, financial condition and cash flows. Any of these events could also cause the market price of our common stock to decline.
RISKS RELATING TO ANDRX
Our business may suffer if the FDA initiates an enforcement action against us for violations of cGMP or we remain on OAI status for an extended period of time.
     In September 2005, we learned that the FDA had placed us in OAI status relating to the FDA’s May 2005 cGMP inspection of our Davie, Florida manufacturing facility and the related issuance of a Form 483 List of Inspectional Observations. The effect of this designation is that until the FDA is satisfied with (i) our responses to the inspectional observations and (ii) the results of their inspection of our facility, which commenced on March 6, 2006, FDA approval of our submitted ANDAs will be withheld. In the interim, we continue to submit new ANDAs and the FDA continues to review our applications. Additionally, in January 2006, the FDA conducted a limited regulatory inspection related to adverse drug event reporting and customer complaint handling and issued a Form 483 List of Inspectional Observations. On February 10, 2006, we responded in writing to the Form 483 List of Inspectional Observations. If, following the current inspection, the FDA determines that our compliance is not satisfactory, they are likely to continue to withhold approval of our pending ANDAs and could initiate enforcement actions to address any cGMP or other violations. Our results of operations, financial condition and cash flows could suffer if the FDA initiates an enforcement action against us based upon violations of cGMP or other applicable statutes and regulations, or we remain on OAI for an extended period of time whereby we do not receive new product approvals.
As we are dependent on a small number of products, a loss of revenues from Cartia XT and, to a lesser extent, certain other products could adversely affect our results of operations, financial condition and cash flows.
     Currently, our overall level of profitability depends in large part on a relatively small number of products, particularly our controlled-release products. If the revenues and profitability we derive from these products, particularly our generic version of Cardizem CD (Cartia XT), and to a lesser extent our generic versions of Tiazac (Taztia XT) and Glucotrol XL (supplied by Pfizer), were to be significantly reduced, it would adversely affect our results of operations, financial condition and cash flows. Such reductions could result from many factors, including, among other things, pricing pressures or loss of current customers, price reductions and/or reduced market share as a result of competition from current or future competitors, cGMP, manufacturing, quality or regulatory issues, including the OAI status, and/or the unavailability of API or finished product. Furthermore, more and more companies are able to manufacture controlled-release products. Generic competition for our versions of Cardizem CD and Tiazac could occur from potentially multiple competitors at any time. The FDA has approved an additional generic version of Cardizem CD in May 2004 and of Tiazac in January 2006 (neither of which has yet to be launched). Additionally, we believe, at least one ANDA for each of Cardizem CD and Tiazac are pending approval at FDA.
Our business could suffer as a result of manufacturing issues.
     The manufacture of certain of our generic products and product candidates, particularly our controlled-release products, Altoprev, and our oral contraceptive products, is more difficult than the manufacture of immediate-release products. Successful manufacturing of these types of products requires precise manufacturing process controls, API that conforms to very tight tolerances for specific characteristics and equipment that operates consistently within narrow performance ranges. Manufacturing complexity, testing requirements, and safety and security processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter.
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
     In addition, in our efforts to be the first ANDA filer and obtain exclusivity, we sometimes file an ANDA or NDA based on study results utilizing product batches that are smaller than what we anticipate may be required for the commercial launch of that product. Thus, in order to manufacture these products for commercial launch, we must “scale-up” our manufacturing process for use on larger equipment, in accordance with FDA regulations. Our results of operations, financial condition and cash flows could be adversely affected if we are unable to successfully scale-up any of our significant products or if successful scale-up of any such product is delayed.
     Our results of operations, financial condition and cash flows could be adversely affected if we are unable to timely complete our expansion and upgrading projects, or adequately equip our facilities in a timely manner, or we are otherwise unable to manufacture or scale-up any of our significant products.
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
The pharmaceutical industry is highly competitive.
     Our competitors vary in each of our operations, and many of our competitors have greater financial, research and development, marketing and other resources than we do. We expect to be subject to competition from numerous other entities that currently operate or intend to operate in the pharmaceutical industry. We also face competition for the acquisition or licensing of new product opportunities from other companies.
     Our sales efforts for generic products compete with domestic and international companies and with generic divisions of large brand pharmaceutical companies. Many of our competitors are larger than us and can offer a wider variety of generic products to their customers. Some of our competitors manufacture their products in other countries, such as India, where API is obtained and finished product can be manufactured at a significantly lower cost. The unit price of a generic product will generally decline as the number of generic competitors increases or the existing competitors seek to increase their market share. The timing and extent of competition is unpredictable and can result in significantly reduced profitability for a generic product. The profitability of our generic products may also be affected by the market withdrawal of the corresponding brand product, competition with that brand product, the promotion of an alternative to that brand product (including a follow-on or OTC version of that product), the marketing of an authorized generic, and by the significant reduction in the amount of large customers for generic products. Furthermore, in our generic sales efforts, we sell our generic products, to among others, warehousing chains, managed care organizations (MCOs), mail order pharmacies, as well as to the major wholesalers, with whom we compete in our distribution operations. Additionally, in recent years, the distribution network for pharmaceutical products has undergone significant consolidation marked by mergers and acquisitions among retail drug store chains and wholesalers, as well as the growth of large retail drug store chains and mail order pharmacies that control a significant share of the market. As a result of the concentration of the customer base and the potential for further consolidation, the loss of any of our customers or significant reductions in purchases from our customers could adversely affect our results of operations, financial condition and cash flows.
     In our pharmaceutical distribution business, we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which market both brand and generic pharmaceutical products to their customers. As generic products generally have higher gross margins, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a large portion of their generic pharmaceutical products from the primary wholesaler. As we do not offer both brand and generic products to our customers, we are at times competitively disadvantaged and must compete with these wholesalers based upon our very competitive pricing for generic products, greater service levels and our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. The large wholesalers have historically not used telemarketers to sell to their customers, but may do so in the future. Additionally, generic manufacturers are increasingly marketing their products directly to smaller chains and thus increasingly bypassing wholesalers and distributors. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.
If we are unable to successfully develop, commercialize, obtain approval and launch new products, our operating results will suffer.
     Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize new generic products in a timely manner, including:
•	avoiding the commercialization delays which may result under the regulatory process, including our placement in OAI status;

•	remaining at all times in compliance with regulatory standards and the specifications set forth in our ANDAs;

•	successfully satisfying the FDA’s approval process, including, among other things, the major and minor amendment process;

•	successfully validating and scaling-up production to commercial levels in a timely manner;

•	securing, on a timely basis and on commercially reasonable terms, all of the API required for the manufacture of our products; and

•	successfully defending legal actions and Citizen Petitions brought by our direct competitors or others who seek to prevent or delay the commercialization of our products.
     These and other difficulties may delay, prevent or stop the marketing of our products, and products being developed or manufactured in collaboration with others.
Litigation may delay or prevent us from manufacturing and commercializing our products.
     The manufacture, use and sale of pharmaceutical products, and their ingredients, have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits can, and have, delayed or prevented the marketing of some of our products. We anticipate that additional actions may be commenced against our products in the future.

     Litigation is generally costly and time-consuming, and can divert the attention of our management and technical personnel. The timing and outcome of litigation is difficult to predict and inherently uncertain. If our products, or their ingredients, infringe on the rights of others, we could lose our right to develop or manufacture products, be required to license proprietary rights from third parties or be required to pay monetary damages, in the form of lost profits, a reasonable royalty or a combination of the two. Such damages could even apply if we did not begin to sell that product until after the relevant patent expired. Although the parties to patent and intellectual property disputes in the pharmaceutical industry may settle their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties or profit sharing. Furthermore, we cannot be certain that the necessary licenses would be available to us on terms we believe to be acceptable. As a result, an adverse determination in a judicial or administrative proceeding, including failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which could harm our business, financial condition, results of operations and cash flows.
     We often encounter delays of long periods in obtaining judicial decisions in connection with patent litigation, and may not be able to obtain a final or even a preliminary judicial decision as to whether our products, or the material incorporated therein, infringe the intellectual property rights of others at the time FDA approves the marketing of our product, and we are otherwise able to do so. If we were to wait for a preliminary or final judicial decision, we face the risk that our market opportunity will be reduced thereby diminishing our economic opportunity for our product. This is due to, among other things, additional competition which may arise, the brand product being offered as an authorized generic or an OTC product, the introduction of other brand products which are promoted to physicians instead of, or in addition to, the brand, additional exclusivities which may be awarded to the brand product, additional patents that cover the brand product may issue or be listed in the Orange Book, or the labeling of the brand product may change. As a result of these competitive pressures, we must also decide when, and in what amounts, to manufacture commercial launch quantities (or purchase pre-launch products from the manufacture where we are marketing the product, as could be the case with our sale of generic Lovenox in the U.S. retail market) before receiving a favorable court decision or before we have received tentative and/or final marketing approval from FDA. These decisions sometimes result in unusable product either because of an adverse court decision or because a delay may result in the product having insufficient commercial shelf life (generally 12 months or less). If we are unable to commercially market the pre-launch inventories, our business, financial condition, results of operations and cash flows could suffer.
     In addition to the risks associated with patent litigation described herein, we are also involved in the other litigation matters more particularly described in Note 18 of Notes to Consolidated Financial Statements. An adverse judgment in any of our pending or future litigation matters could adversely affect our results of operations, financial condition and cash flows. Our failure to prevail in any of the litigation matters reflected in Note 18 of Notes to Consolidated Financial Statements could result in material damages or adversely affect our results of operations, financial condition and cash flows.
Commercialization of our products prior to the final resolution of a patent infringement litigation with respect to such product, could expose us to significant damages if the outcome of such litigation is unfavorable and could impair our reputation.
     We could invest a significant amount of time and expense in the development of our generic products only to be subject to significant additional delay and changes in the economic prospects for our products. If we receive FDA approval of our pending ANDAs, particularly our generic versions of Concerta, Toprol-XL or Cardizem LA, or if the preliminary injunction is lifted with respect to Biaxin XL, or if Amphastar receives approval for its generic version of Lovenox, we may consider commercializing the product (or participating in the launch in the case of generic Lovenox) prior to the final resolution of any related patent infringement litigation. The risk involved in marketing these products prior to the final resolution of the litigation may be substantial because the remedies available to the patent holder could include, among other things, damages measured by the profits lost by such patent holder and not by the profits earned by us. Patent holders may also recover damages caused by the erosion of prices for its patented drug as a result of the introduction of our generic drug in the marketplace. Further, in the case of a willful infringement, which requires a complex analysis of the totality of the circumstances, such damages may be trebled. However, in order to realize the economic benefits of some of our products, we may decide to risk an amount that may exceed the profit we anticipate making on our product. There are a number of factors we would need to consider in order to decide whether to launch our product prior to final resolution, including, (i) outside legal opinions, (ii) the status of a pending lawsuit, (iii) interim court decisions, (iv) status and timing of the trial, (v) legal decisions affecting other competitors for the same product, (vi) market factors, (vii) liability sharing agreements, (viii) internal capacity issues, (ix) expiration date of patents, (x) strength of lower court decision and (xi) potential triggering or forfeiture of exclusivity. An adverse determination in the litigation relating to a product we launch at risk (or if we participate in Amphastar’s launch of generic Lovenox) could have a material adverse effect on our business and consolidated financial statements.
     Following a 2002 district court decision that Elan’s patent was invalid, we launched our generic version of Naprelan. In May 2004, the appellate court reversed the district court’s determination as to whether our product infringes the Elan patent and remanded the matter back to the district court, where it is still pending. While we are not in a position to determine the ultimate outcome of this matter, since we have sold and are continuing to sell our generic version of Naprelan, an adverse determination could have a material adverse effect on our business and consolidated financial statements.
Citizen Petitions may delay the approval of our products.
     Pharmaceutical companies and other interested parties may use the Citizen Petition process to delay FDA approval of generic and brand products. FDA regulations permit any person or company to submit a request that the FDA Commissioner “issue, amend, or revoke a regulation” or “to take or refrain from taking any other form of administrative action.” Because the regulations on Citizen Petitions are extremely broad, the Citizen Petition process is widely used by companies, including brand pharmaceutical companies, to raise issues and request actions that may have the result of delaying product approvals. While the regulations require that FDA respond to a Citizen Petition within 90 days, oftentimes, resolution of such issues may take significantly longer and the FDA’s policy has been to not approve ANDAs while a Citizen Petition is pending. Citizen Petitions have been pending against Concerta since March 2004 and for Lovenox since February 2003, which, among other things, may be affecting the approval of our and Amphastar’s ANDAs, respectively. A Citizen Petition remains pending against our valproate sodium product. The continued use of the Citizen Petition process could result in further delay of our product approvals and result in adverse effects on our results of operations, financial condition and cash flows.
If we are unable to obtain sufficient supplies of API from key suppliers that in some cases may be the only source of those supplies, our ability to manufacture and market our products may be impaired.
     Some of the API used in the manufacture of our generic and brand products is available from limited sources and, in some cases, a single source. Any curtailment in the availability of API, especially in the case of products for which we only have one qualified API supplier, could result in a material loss of sales, with consequential adverse effects on our results of operations, financial condition and cash flows. In addition, because API sources for pharmaceutical products must generally be identified and approved by regulatory authorities, changes in API may result in production delays, higher API costs and the inability to adequately service our customers resulting in the loss of sales and customers. Our controlled-release products are very sensitive and difficult to produce, and accordingly, any change in API may result in manufacturing and products issues. We also obtain a portion of our API from foreign suppliers, and our arrangements with these suppliers are subject to, among other risks, FDA approval, governmental clearances, natural disasters, export duties, political instability, currency fluctuations and restrictions on the transfer of funds abroad. Furthermore, companies who produce API may also commercialize finished pharmaceutical products. Some of our API suppliers, including those who supply some of our significant products, compete with us in our generic operations. Our financial results may suffer if API is unavailable for any of our products.

     We have at times experienced problems as a result of a lack of availability of API. These problems result from the supplier’s delay in providing these materials, delays in getting these materials through customs, the closure of a particular materials source and the unavailability of a comparable replacement, and defects in the materials received by us. We have at times also experienced problems as a result of our acquisition cost of API becoming too close to, or even more than, the price at which finished pharmaceutical product may be obtained in the marketplace. While we have improved our efforts to actively identify alternative and redundant sources of API and negotiated lower prices for current API, any inability to obtain API on a timely and cost effective basis could adversely affect our results of operations, financial condition and cash flows.
     From time to time, we purchase API and make commercial quantities of our product candidates prior to the date that we receive FDA final marketing approval or satisfactory resolution of the patent infringement litigation, if any. Purchase of API and production of pre-launch inventories involves the risks that such product may not be approved for marketing by the FDA on a timely basis or ever, that such approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventory, and/or that the results of related litigation or other legal issues may not be satisfactory. If any of these risks were to occur or the launch of such products is significantly postponed, we may be required to reassess the net realizable value of the related API or inventory and could, in such case, incur a charge, which may be significant, to write down the value of such materials or inventory. We have incurred charges to cost of goods sold of approximately $16.3 million, $11.3 million and $6.9 million relating to pre-launch inventories in 2005, 2004 and 2003, respectively.
We are dependent on our primary courier service.
     Our distribution operations are highly dependent on overnight couriers to deliver our products in a timely and reliable manner, typically overnight. During 2005 and 2004, we shipped a substantial portion of our products via one courier’s air and ground transportation. Our contract with this courier expires in January 2008. Additionally, our Groveport, Ohio facility is strategically located next to one of the courier’s air hubs. If we cannot renew the courier’s contract on favorable terms, or enter into a contract with an equally reputable overnight courier to perform, and offer the same services at similar or more favorable rates, our financial results may suffer.
     The overnight couriers we use assess us with a fuel surcharge for air and ground shipments based on the average gas price for a specified period. In the 2005 fourth quarter, we were assessed record high fuel surcharges. As we generally do not charge our customers for the delivery, nor do we pass along the shipping costs, our financial results may suffer if we are continued to be assessed high fuel surcharges.
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
     The consolidated and condensed consolidated financial statements that we file with the SEC are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of financial statements in accordance with U.S. GAAP involves making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates we are required to make under U.S. GAAP include, but are not limited to, those related to revenue recognition, sales allowances, allowance for doubtful accounts, inventories and cost of goods sold, determining the useful life or impairment of goodwill and other long-lived assets, litigation settlements and related liabilities, income taxes and self-insurance programs. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, market conditions, historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.
Our internal controls may not be sufficient to ensure timely and reliable financial information.
     As reported under Item 9a of this Form 10-K, our management completed its assessment of the effectiveness of the our internal control over financial reporting as of December 31, 2005, and based on that assessment concluded that we maintained effective internal control over financial reporting as of December 31, 2005. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment that expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting. However, our operations continue to place stress on our internal controls, and there can be no assurance that our control procedures will continue to be adequate. The effectiveness of our controls and procedures may be limited by a variety of risks, including, among other things, faulty human judgment, simple errors, omissions and mistakes, collusion of two or more people or inappropriate override of procedures. If we fail to have effective internal controls and procedures for financial reporting in place, we may be unable to provide timely, accurate and reliable financial information.
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
     Our business depends on the efficient and uninterrupted operation of our computer and communications software and hardware systems, and our other information technology. We have substantially completed the implementation of significant upgrades to our information systems, including the implementation of our JDE software. Additionally, our distribution operations continue to use an order entry system which has been significantly modified by our internal information systems personnel, and which may not be able to be supported by the software manufacturer. If our systems were to fail or we were unable to successfully expand the capacity of these systems or to integrate new technologies into our existing systems, our operations and financial results could suffer.

The loss of our key personnel could cause our business to suffer.
     The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued service of our key personnel, including those personnel in executive management, technical, sales and marketing and administration. We cannot be assured that we will be able to attract and retain key personnel, and our failure to do so could adversely affect our results of operations, financial condition and cash flows.
Sales of our generic products may suffer if generic product introductions are limited through legislative, regulatory and other efforts.
     Pharmaceutical companies increasingly have used state and federal legislative, regulatory and other means to delay generic product competition. These efforts have included:
•	pursuing new patents that could extend patent protection for their brand products and delay the launch of generic competition;

•	selling the brand product as an authorized generic, either by the brand company directly, through an affiliate or by a marketing partner;

•	pursuing pediatric exclusivity for their brand products;

•	using the Citizen Petition process to request amendments to FDA standards;

•	seeking changes to U.S. Pharmacopeia, an organization that publishes industry recognized compendia of drug standards;

•	attaching patent extension amendments to unrelated federal legislation; and

•	engaging in state-by-state initiatives to enact legislation that restricts the substitution of certain generic products.
     If pharmaceutical companies are successful in delaying the introduction of generic products through these or other means or in securing changes in FDA regulations, policies or procedures, the approval of our generic products may be adversely affected, which could adversely affect our results of operations, financial condition and cash flows.
Our business could suffer if we experience difficulties in integrating any technologies, products and businesses we acquire or attempt to acquire, or if we incur significant charges to earnings with respect to such acquisitions or strategic transactions.
     We regularly review potential acquisitions of technologies, products and businesses. Acquisitions typically entail many risks and could result in difficulties in integrating the operations and personnel of companies that we acquire and the technologies and products that we acquire. If we are not able to successfully integrate our acquisitions or we are not successful in the acquisition, we may not obtain the advantages that the acquisitions were intended to create, which could adversely affect our results of operations, financial condition and cash flows. In addition, in connection with acquisitions or attempts at acquisitions, we could experience disruption in our business or employee base. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors.
     As a result of acquiring (or attempting to acquire) businesses or products or entering into other significant transactions, we may incur significant charges to earnings for merger and related expenses, including transaction costs, closure costs and acquired in-process research and development charges. These costs may include substantial fees for investment bankers, attorneys, accountants and other advisors and severance and other closure costs associated with the elimination of duplicate or discontinued products, operations and facilities. Charges that we may incur in connection with acquisitions or such acquisition attempts could adversely affect our results of operations for a particular quarter or annual period.
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
     On May 6, 2003, we entered into an administrative consent Order with the SEC pursuant to which, without admitting or denying the SEC’s findings, we agreed to cease and desist from committing or causing any future violations of certain of the reporting provisions of the Securities Exchange Act of 1934. The order related to the SEC’s finding that our Cybear subsidiary had improperly recognized approximately $1.3 million in revenue (representing approximately $27,000 in gross profit) pursuant to a joint venture between Andrx and Cybear. In a separate matter addressed in the same consent Order, the SEC found that our allowance for doubtful accounts was understated due to the unauthorized actions of an employee who had altered certain of our accounts receivable records. A future violation of the SEC consent decree could result in the imposition of fines or other sanctions that could have a material adverse effect on our business and results of operations.

We have entered into a consent decree with the FTC and our agreements with third parties may be subject to FTC review and approval.
     We entered into a Consent Decree with the FTC in May 2001. We may be required to notify the FTC and the Department of Justice of agreements that we enter into with other pharmaceutical companies, either pursuant to legislation enacted in December 2003 and guidelines issued by the FTC prescribing certain notifications that must be sent to the FTC, or pursuant to the Consent Decree. It is unclear as to how the FTC or courts (in litigation commenced by private litigants) will evaluate such agreements. As a result, the manner in which we seek to resolve intellectual property litigation with branded pharmaceutical companies or to commercialize our or other’s ANDAs or exclusivity rights could be the subject of additional private-party litigation against pharmaceutical companies, additional investigations or proceedings by the FTC or other governmental authorities, or uncertainties concerning the appropriateness of proposed transactions which make commercial sense, but which may potentially have asserted anticompetitive implications.
RISKS RELATING TO THE PHARMACEUTICAL INDUSTRY GENERALLY
Our failure to comply with FDA, DEA, licensure and other regulatory requirements could adversely affect our business.
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
     Under these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by FDA, DEA, EPA, OSHA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our facilities and manufacturing techniques are in compliance with cGMP and other FDA regulations. Following these inspections, the FDA may provide inspectional observations on a Form 483 and issue warning letters that could cause us to modify activities identified during the inspection. A Form 483 is generally issued at the conclusion of an FDA inspection and lists conditions the FDA staff believes are objectionable conditions with respect to cGMP or other FDA regulations. FDA guidelines specify that a warning letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. The FDA may also place a company on OAI status, thereby placing on hold the FDA approval of that company’s ANDAs. We learned that we were placed on OAI status in September 2005. Remaining on OAI status for a considerable length of time or any non-compliance with cGMP or the corrective action plan we proposed to the FDA in response to the Form 483 observations issued by the FDA in January 2006, May 2005 and/or March and July 2004, and the FDA Warning Letter we received in August 2000, could have a material adverse effect on our financial condition and results of operations.
     We cannot assure you that the FDA will not seek to impose further sanctions against us for violations of applicable statutes and regulations. The range of possible additional sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, enforcement actions, injunctions and civil or criminal prosecution. Any such sanctions, if imposed, could adversely affect our results of operations, financial condition and cash flows. Under some circumstances, the FDA also has the authority to revoke previously granted drug approvals. Sanctions similar to those enumerated above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. If our operations are deemed deficient in any significant way, it could have a material adverse effect on our financial condition and results of operations. Some of our vendors are subject to similar regulation and periodic inspections. We cannot predict the extent to which we, or they, may be affected by these types of regulatory developments.
     With respect to our distribution business, the State of Florida Board of Health revised the laws (effective July 1, 2006) regarding pedigree for distributors licensed in the State of Florida. Pursuant to the law, we are required to maintain and provide records on the chain of custody of the pharmaceutical products we distribute, beginning with our purchase from the manufacturer to the final sale to a pharmacy or other person administering, or dispensing the pharmaceutical product. Although the administration of the records will require that we hire additional personnel, these laws will not have a material impact upon our purchasing practices. Additionally, other states have, or are, enacting similar pedigree laws.
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
     For generic products, FDA approval is required before a generic version of a previously approved drug or certain new dosage forms of an existing drug can be marketed, generally using an ANDA. If some of our generic products do not qualify for ANDA approval, as may be the case with some of our controlled-release formulations, including our sodium valproate product, we may be required to proceed under the lengthier and costlier approval process typically associated with brand products. We may invest a substantial amount of time and money in the development of our generic product only to be subject to significant delay and the uncertain results of patent litigation, or issues relating to the manufacture of our product, which may adversely affect our ability to commercialize our product.
     Under current law, if we are the first ANDA with a Paragraph IV certification accepted for filing by the FDA, and timely provide notice of our Paragraph IV certification to the NDA owner and any patent holders, we may be eligible to receive 180 days of marketing exclusivity. Our ability to secure the benefit of this exclusivity period depends on a variety of factors, some of which are beyond our control, which may decrease or eliminate the value of the exclusivity period for some of our ANDA filings. Additionally, marketing exclusivity may also be shared with one or more other generic manufacturers depending on the circumstances. Furthermore, even if we are awarded 180 days of exclusivity, the benefit of such exclusivity may be diminished because of authorized generics. Because the authorized generic is not sold under an ANDA, but rather is sold under the brand pharmaceutical maker’s NDA, the courts have held it can compete against the patent challenger’s generic product during the 180-day exclusivity period that results from a patent challenge.
     For brand products, the FDA approval process necessitates the filing of an NDA, which typically involves time-consuming and costly safety and effectiveness testing. To date, we have submitted for approval our brand name controlled-release pharmaceutical products using a type of NDA referred to as a Section 505(b)(2) NDA, which enables the applicant to rely on published reports for safety and effectiveness studies, thus reducing the time and expense of new drug development. NDA products, including Section 505(b)(2) NDAs, may qualify for specific patent and market exclusivity protections against competitive products submitted for approval via the Section 505(b)(2) NDA or ANDA processes. There are limitations on the use of Section 505(b)(2) NDAs, however, 505(b)(2) NDA’s are subject to potential 30-month stays, like ANDAs, but are not eligible for 180 days of marketing exclusivity. Patent listing/certification requirements and marketing exclusivity awarded to reference or competitor products may result in delays in the approval process similar to those described above for ANDAs. There is also a great deal of uncertainty concerning the extent to which Section 505(b)(2) NDAs may rely upon prior FDA findings that reference drugs are safe and effective for approved uses, and what additional clinical and other testing is necessary to obtain approval of such applications.
Our product approvals may be delayed by additional regulatory requests by the FDA, including major and/or minor amendments.
     In the process of the FDA’s review of an ANDA, the FDA may request additional regulatory requirements. Such additional regulatory requirements can take the form of either major or minor amendments to the ANDA. Examples of major amendments could include the requirement of a new batch of drug products for a composition or reformulation change, change in the source of a drug substance or change in a manufacturing site. Examples of minor amendments could include deficiencies in the drug master file or problems regarding cGMPs. The FDA will attempt to review major amendments within 180 days and minor amendments within 30 to 60 days of submission,
We are subject to Therapeutic Equivalent Substitution, Medicare and Medicaid Reimbursement and Price Reporting, and we and other drug manufacturers may be the target of governmental investigations and related pricing litigation.
     Federal legislation requires pharmaceutical manufacturers to pay to state Medicaid agencies prescribed rebates on drugs to enable them to be eligible for reimbursement under Medicaid programs. Federal Medicare and state Medicaid agencies and other enforcement officials are investigating the effects of pharmaceutical industry pricing practices such as how average wholesale price (AWP) and average manufacturer’s price (AMP) are calculated and how pharmaceutical manufacturers report their “best price” on a drug under the federal Medicaid rebate program. AWP and AMP are standard pricing measures (reported by a third-party such as First Data Bank) used throughout the industry as a basis for calculating drug prices under contracts with health plans and pharmacies and rebates with pharmaceutical manufacturers. Congress is currently discussing, and has indicated their desire to change, the benchmark from AWP to another methodology in order to calculate rebates, “best price” and other governmental incentive programs. It is unclear whether, and to what extent, such a change would have on the industry, and to us, specifically.
     There are numerous lawsuits pending throughout the country brought by consumer and governmental entities claiming that drug makers overcharged Medicare and Medicaid for prescription medications, and they were damaged as a result. We have been named as a defendant in a number of these lawsuits. We are not in a position to determine the ultimate outcome of this litigation or any other such claims that may subsequently be brought by others, but our business, financial condition or results of operations could be materially adversely affected by an adverse determination.
RISKS ASSOCIATED WITH INVESTMENT IN OUR COMMON STOCK
Our stock price has experienced volatility, which may affect our stockholders’ ability to sell their stock at an advantageous price and could impact the market value.
     The market price of our common stock has been and may continue to be volatile. For example, through March 1, 2006, the market price of our common stock has fluctuated during the past 12 months between $12.74 per share and $24.47 per share. Therefore, this volatility may affect a stockholder’s ability to sell our stock at an advantageous price. In addition, the stock markets in general, including The Nasdaq Stock Market, have experienced extreme price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often have been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may affect adversely the market prices of our common stock.
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
     Our board of directors has the authority to issue shares of our common stock and shares of preferred stock or other securities convertible into shares of our common stock, as well as restricted stock units and stock options to employees and members of our board of directors. Under many circumstances, such issuances would not require the approval of our stockholders. Any such preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. In March 2003, our board of directors approved the issuance of a stockholder rights plan and authorized the issuance of Series A Junior Participating Preferred Stock, of which there are currently no shares outstanding. In each year from 2002 through the present, the board of directors has granted restricted stock options to executives, key employees and the members of the board of directors.
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
     Some provisions in our certificate of incorporation and By-Laws may have anti-takeover effects and may delay, defer or prevent a takeover attempt of us. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prevents us from engaging in a “business combination” with a person who is an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless prescribed approvals are obtained. The application of Section 203 also could have the effect of delaying or preventing a change of control of us.

ITEM 1C. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

     We conduct our operations using a combination of owned and leased properties that are used for manufacturing, R&D, warehousing, distribution, sales and marketing and administrative functions. We believe that these facilities are suitable for the purposes for which we use them. The following table provides a summary of our significant owned and leased premises:

Location	Approximate Sq. Feet	Primary Use
Davie, Florida — 4955 Orange Drive	242,000	Manufacturing, R&D, Warehouse
Davie, Florida — 4001 SW 47th Avenue	48,000	Manufacturing,
Davie, Florida — 4011 SW 47th Avenue	46,800	Manufacturing, Warehouse
Sunrise, Florida — Marina West Warehouse	276,200	Warehouse
Weston, Florida — 2945 W Corporate Lakes Blvd (Building E)	128,800	R&D
Morrisville, North Carolina	480,300	(Presently Unoccupied)
Davie, Florida — 4360 Oaks Road	22,000	Warehouse
Davie, Florida — 4380 Oaks Road	13,400	Warehouse
Ft. Lauderdale, FL — 4491 S. State Rd. 7 Suite 200	4,700	Administration
Weston, Florida — 2915 Weston Road	152,200	Distribution, Sales and Marketing
Groveport, Ohio	354,700	Distribution
Grand Island, New York	11,000	Sales and Marketing
Hackensack, New Jersey	8,100	(Presently Unoccupied)
Weston, Florida — 3040 Universal Blvd	28,100	Corporate Administration
Plantation, Florida —	40,000	Corporate Administration, Sales and Marketing

ITEM 3. LEGAL PROCEEDINGS

See Note 18 of Notes to Consolidated Financial Statements for a full discussion of our legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)	Market Information
     Andrx common stock is listed on The Nasdaq Stock Market under the ticker symbol “ADRX.”
     For the calendar quarters indicated, the table below sets forth the high and low sales prices per share of Andrx common stock, as reported on The Nasdaq Stock Market, based on published financial resources.

	Andrx Common Stock
	Market Price
	High	Low
2005
First Quarter	$24.47	$20.55
Second Quarter	23.38	19.15
Third Quarter	22.50	12.74
Fourth Quarter	18.45	14.35

2004
First Quarter	$30.87	$23.55
Second Quarter	29.35	22.24
Third Quarter	28.10	16.95
Fourth Quarter	23.63	14.09
     See Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this report with respect to a stockholder rights plan adopted in March 2003.
(B)	Holders
     As of February 22, 2006, there were approximately 250 holders of record of Andrx common stock. We believe the number of beneficial owners of Andrx common stock to be approximately 53,500.
(C)	Dividends
     We have never paid any cash dividends on our common stock and do not intend to pay cash dividends for the foreseeable future.

(D)	Securities Authorized for Issuance under Equity Compensation Plans
     The following table summarizes information, as of December 31, 2005(1), relating to Andrx’s equity compensation plans pursuant to which grants of options, Restricted Stock Units (RSUs) and other rights to acquire shares may be granted from time to time.

	Number of				Number of securities
	securities to be				remaining available
	issued upon		Weighted-average		for future issuance
	exercise of		exercise price of		under equity
	outstanding		outstanding		compensation plans
	options, warrants		options, warrants		(excluding securities
	and rights		and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders:
1993 Stock Option Plan and 2000 Stock Option Plan	6,108,100	(2)	$35.35	(3)	6,206,500
Employee Stock Purchase Plan	—		N/A		328,400
Equity compensations plans not approved by security holders	—		N/A		N/A

Total	6,108,100	(2)	$35.35	(3)	6,534,900

(1)	On March 2, 2005, our board of directors accelerated the vesting of all of our out-of-the-money unvested stock options awarded under our option plans which have an exercise price greater than $21.57, which was the closing price of Andrx common stock on March 2, 2005.

(2)	Includes an aggregate of 912,100 RSUs. Excludes approximately 1,400 options to purchase Andrx common stock with exercise prices ranging from $314 to $18,491 per share, as a result of the May 2002 conversion of Cybear common stock into Andrx common stock.

(3)	Weighted average exercise price of outstanding options excludes RSUs and the 1,400 Andrx common stock options converted in the May 2002 Cybear conversion with exercise prices ranging from $314 to $18,491.
See Note 16 of Notes to the Consolidated Financial Statements included in Item 8 of this report.

ITEM 6. SELECTED FINANCIAL DATA

     Selected Financial Data from Item 7 included herein is incorporated by reference.

ITEM 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
     Merger Agreement With Watson Pharmaceuticals, Inc.
     On March 12, 2006, we entered into an agreement and plan of merger with Watson Pharmaceuticals, Inc. whereby each share of our common stock outstanding immediately prior to the merger will be converted into $25.00 in cash. Consummation of the merger is subject to the satisfaction of certain customary closing conditions including, among others, (i) approval of the merger by Andrx’s stockholders, (ii) the expiration of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and (iii) no material adverse effect, as defined.
     Our Business
     We are a pharmaceutical company that:
•	develops and commercializes generic versions of primarily controlled-release pharmaceutical products as well as oral contraceptives, and selective immediate-release products;

•	distributes pharmaceutical products, primarily generics, which have been commercialized by others, as well as our own, primarily to independent and chain pharmacies and physicians’ offices; and

•	develops and manufactures pharmaceutical products for other pharmaceutical companies, including combination products and controlled-release formulations.
     Our controlled-release pharmaceutical products, which use our proprietary controlled-release drug delivery technologies, generally provide more consistent drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects, by releasing drug dosages at specific times and in specific locations in the gastrointestinal tract of the body. They also provide “patient friendly” dosage forms that reduce the number of times a drug must be taken, thus improving patient compliance.
     We have commercialized brand pharmaceuticals that, in some instances, use our proprietary controlled-release drug delivery technologies. On March 28, 2005, we sold and licensed certain rights and assets related to our former Fortamet and Altoprev brand products, to First Horizon Pharmaceutical Corporation. We have agreed to continue to manufacture these products for First Horizon.
     In September 2005, we learned that the Food and Drug Administration (FDA) had placed us in Official Action Indicated (OAI) status relating to the FDA’s May 2005 current Good Manufacturing Practices (cGMP) inspection of our Davie, Florida manufacturing facility and the related issuance of a Form 483 List of Inspectional Observations. The effect of this designation is that until the FDA is satisfied with (i) our responses to the inspectional observations and (ii) the results of their inspection of our facility, which commenced on March 6, 2006, FDA approval of our submitted Abbreviated New Drug Applications (ANDAs), will be withheld. In the interim, we continue to submit new ANDAs and the FDA continues to review our applications. Additionally, in January 2006, the FDA conducted a limited regulatory inspection related to adverse drug event reporting and customer complaint handling and issued a Form 483 List of Inspectional Observations. On February 10, 2006, we responded in writing to the Form 483 List of Inspectional Observations. If, following the current inspection, the FDA determines that our compliance is not satisfactory, they are likely to continue to withhold approval of our pending ANDAs and could initiate enforcement actions to address any cGMP or other violations.
     We are focusing our internal pharmaceutical development efforts on our core competencies of developing and commercializing generic versions of primarily controlled-release pharmaceutical products as well as oral contraceptives, and selective immediate-release products, as well as the sales, marketing and distribution of generic pharmaceutical products. Our growth strategies include both internal and external efforts, such as strategic alliances, collaborative agreements and, potentially, acquisitions. We continue to seek agreements with third parties that will leverage our generic sales, marketing and distribution capabilities, our formulation capabilities and our controlled-release technologies, including but not limited to, agreements to develop brand combination and other products, as well as to broaden our distribution operations. We are also seeking to otherwise monetize our portfolio of pharmaceutical and other patents.

     For the year ended December 31, 2005, we achieved revenues of approximately $1.0 billion, which included $667.7 million in distributed product revenues. Andrx product revenues were $316.1 million, comprised primarily of generic product sales as we disposed of our brand business in March 2005. Licensing, royalties and other revenues were $58.2 million, which included $30.5 million in revenues from the First Horizon transaction. In 2005, we recorded a non-cash goodwill impairment charge of $26.3 million in conjunction with the First Horizon transaction. Also in 2005, we incurred numerous charges to cost of goods sold, including $9.0 million related to production of commercial inventories, which represented a significant decrease from the prior year, $16.3 million related to pre-launch inventories, a $10.0 million impairment charge related to our North Carolina facility, $6.3 million in consulting fees to improve our quality and manufacturing processes and $11.5 million related to under-utilization and inefficiencies at our manufacturing facilities. The charges related to our pre-launch inventories were primarily for our generic versions of Biaxin XL and Concerta. We may continue to experience significant charges to cost of goods sold. In 2005, we incurred $44.5 million in research and development (R&D) expenses and we received five final product approvals and two tentative approvals, and submitted seven ANDAs to the FDA, some of which we believe we may be the first to file with a Paragraph IV certification that may entitle us to the 180-day marketing exclusivity rights for the product.
     Key Performance Factors
     Our operating results have been and continue to be highly dependent on (i) a limited number of products, particularly the revenues from our generic versions of Cardizem CD and, to a lesser extent, Tiazac and Glucotrol XL (supplied by Pfizer Inc.), (ii) our distribution business, which is generally reflective of the growth and competition of the generic industry as a whole, and (iii) charges related to production of commercial inventories, pre-launch inventories, under-utilization and inefficiencies at our manufacturing facilities, and (iv) levels of R&D.
     In our distribution business, growth will continue to be primarily a function of our participation in the distribution of new generic products launched by others, whose timing we cannot predict, offset by the severity of net selling price declines that are typically encountered by generic products. In addition, results will continue to be influenced by the extent of competition for market share from large wholesalers and other distributors.
     In our generic business, growth will continue to result primarily from the launch of our new products, particularly our generic versions of Concerta and Biaxin XL, as well as Toprol-XL 50mg and additional oral contraceptives, as well as our participation in Amphastar Pharmaceuticals, Inc.’s commercialization of its generic version of Lovenox, and will be influenced by the extent of competition our new and existing products will encounter. Growth will also depend on our ability to utilize or monetize the 180-day marketing exclusivity period that may be obtained as a result of being the first to successfully file an ANDA and a Paragraph IV certification for a patent protected product, and the expiration of others’ patent and exclusivity rights. In addition, growth will depend on our access to low cost generics to leverage our sales, marketing and distribution capabilities. Such growth will be offset by reductions in price and market share of our existing products from current and future competitors, as is customary in the generic market. Our ability to launch new products is subject to, among other things, removal from OAI status by the FDA, which places on hold approval of our pending ANDAs, obtaining final marketing approval from the FDA (FDA Approval), our compliance with cGMP and other FDA guidelines, our manufacturing capabilities and capacities, the successful resolution of pending litigation and Citizen Petitions relating to certain products, and our ability to scale-up and validate our manufacturing processes within the specification of our ANDA and consistently produce commercial quantities on a timely basis.
     In our contract services business, growth will be influenced by First Horizon’s ability to market Altoprev and Fortamet and our related royalties, as well as our ability to meet the supply requirements for Altoprev in association with the First Horizon agreements, and the timing of generic introductions of Altoprev and Fortamet. We have not received any Paragraph IV certifications for Fortamet or Altoprev. In addition, growth will also be impacted by our agreement with Takeda Chemical Industries, Ltd. related to a combination product of Takeda’s Actos and our approved 505(b)(2) New Drug Application (NDA) extended-release metformin, the commercial success of that combination product, the timing of generic competition on Actos, if any, and our ability to enter into similar agreements with third parties that will leverage our formulation capabilities and our controlled-release technologies.
     In addition, future operating results will be influenced by various other factors described in this Annual Report on Form 10-K (2005 10-K) and in our other U.S. Securities and Exchange Commission (SEC) filings.
     Forward-Looking Statements
     Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by or on behalf of Andrx that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “to,” “plan,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “would,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, which sanctions, if any, FDA may seek in connection with its decision to place us in OAI status or after any current or future inspections, including without limitation sanctions relating to any failure to comply with cGMP requirements and if and when the “hold” on our ANDA approvals will be lifted; business interruption due to hurricanes or other events outside of our control; our dependence on a relatively small number of products; the timing and scope of patents issued to our competitors; the timing and outcome of patent, class action and other litigation and future product launches; the submission of Citizen Petitions; whether we will be awarded any marketing exclusivity period and, if so, the precise dates thereof; whether we will forfeit our, or our partner’s, exclusivity or whether that exclusivity will expire before we enjoy a full 180-days of exclusivity; whether additional charges related to pre-launch inventory will be required; government regulation generally; competition; manufacturing capacities; our ability to develop and successfully commercialize new products; active pharmaceutical ingredients (API) issues; the loss of revenues and profits from existing products; development and marketing expenses that may not result in commercially successful products; our inability to obtain, or the high cost of obtaining, licenses for third party technologies; our ability to meet the supply and manufacturing requirements of the First Horizon, L. Perrigo Company, Takeda or Teva Pharmaceuticals USA agreements; the consolidation or loss of customers; our relationship with our suppliers; difficulties in integrating, and potentially significant charges associated with, acquisitions of technologies, products and businesses; our inability to obtain sufficient finished goods for distribution, supplies and/or API from key suppliers; the impact of sales allowances; product liability claims; rising costs and limited availability of product liability and other insurance; management changes and the potential loss of key personnel; failure to comply with environmental laws; the absence of certainty regarding the receipt of required regulatory approvals or the timing or terms of such approvals; our ability to commercialize all of our pre-launch inventory; and the completion of our merger with Watson Pharmaceuticals, Inc. Actual results may differ materially from those projected in a forward-looking statement. We are also subject to other risks detailed herein or detailed from time to time in this Annual Report or in our other SEC filings. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report and in our other SEC filings.
     Readers are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise, except as expressly required by law.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates we have made include, but are not limited to, those related to revenue recognition, sales allowances, allowance for doubtful accounts, inventories and cost of goods sold, determining the useful life or impairment of goodwill and other long-lived assets, litigation settlements and related liabilities, income taxes, and self-insurance programs. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, market conditions, historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
     Revenue Recognition, including Sales Allowances
     Distributed product revenues are derived from the sale of pharmaceutical products purchased from third parties, including generic products sold on behalf of our unconsolidated joint ventures. Andrx product revenues include our generic and brand product revenues. Andrx generic product revenues are derived from the sale of generic products either manufactured by us pursuant to our ANDAs or sold with our National Drug Code (NDC), but exclude generic products sold on behalf of our unconsolidated joint ventures. Andrx brand product revenues were revenues derived from the sale of brand products either manufactured by us pursuant to our NDA’s or sold with our NDC through March 31, 2005. Sales generated by the Entex and Anexsia product lines, previously reflected in Andrx brand product revenues, are included in Andrx generic product revenues.
     Andrx distributed product revenues and the related cost of goods sold are recognized at the time the product is accepted by our customers.
     Andrx generic and brand product revenues and the related cost of goods sold are recognized after products are accepted by our customers and are based on our estimates of when such products will be pulled through the distribution channel. We defer recognition of revenue and the related cost of goods sold where we believe the customer has more than a reasonable level of inventory, taking into account, among other things, historical prescription data provided by external independent sources, projected prescription data, historical purchases and demand, terms and incentives granted to customers, customers’ right of return, levels of competition, competing product introductions, and our product inventory levels at customers, all of which we periodically evaluate.
     Sales allowances for estimated discounts, rebates, returns, chargebacks, shelf stock adjustments and other sales allowances are established by us concurrently with the recognition of revenue. Sales allowances are recorded in the Consolidated Balance Sheets as reductions to accounts receivable, net or accrued expenses and other liabilities, as appropriate.
     Our most significant sales allowances vary depending upon the business segment. In our distribution business, where sales allowances were 5.0% of gross sales for 2005, our most significant sales allowances are for estimated returns, discounts and rebates. Sales allowances for estimated discounts and rebates have historically been predictable and less subjective. In our generic business, where sales allowances were 34.4% of gross sales for 2005, our most significant sales allowances are for estimated discounts, customer and Medicaid rebates, returns, chargebacks and shelf stock adjustments. Of these estimates, the estimates for returns, chargebacks and shelf stock adjustments are more subjective and, consequently, may be subject to more fluctuation. In our brand business, where sales allowances were 19.8% of gross sales through its disposition in March 2005, our most significant sales allowances were for estimated discounts, returns, Medicaid rebates and managed care rebates. Of these estimates, the estimates for returns are more subjective and, therefore, may be subject to more fluctuation.
     Sales allowances are established based upon consideration of a variety of factors, including, but not limited to, prescription data, customers’ inventory reports and other information received from our customers and other third parties, our customers’ right of return, historical information by product, the number and timing of competitive products approved for sale, both historically and as projected, the estimated size of the market for our products, current and projected economic and market conditions, anticipated future product pricing, future levels of prescriptions for our products and analyses that we perform. We believe that the sales allowances are reasonably determinable and are based on the information available at that time to arrive at our best estimate. The key assumptions we use to arrive at our best estimate of sales allowances are our estimates of inventory levels in the distribution channel, future price changes and potential returns, as well as historical information by product. Our estimates of prescription data, inventory at customers and in the distribution channel are subject to the inherent limitations of estimates that rely on third party data, as certain third party information may itself rely on estimates, and reflect other limitations. Actual product returns, chargebacks, shelf stock adjustments and other sales allowances incurred are dependent upon future events. We periodically monitor the factors that influence sales allowances and make adjustments to these provisions when we believe that actual results may differ from established allowances. If conditions in future periods change, revisions to previous estimates may be required, potentially in significant amounts. Changes in the level of provisions for estimated product returns, chargebacks, shelf stock adjustments and other sales allowances will affect revenues.
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
     Returns – Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period both prior and subsequent to the product’s expiration date. Our estimate of the provision for returns is based upon our historical experience with actual returns and estimated levels of inventory in the distribution channel. We periodically monitor the factors that influence our provision for returns and make adjustments to the provision when we believe that actual product returns may differ from our established reserves. These adjustments may occur over a prolonged period of time.
     In our distribution business, our return allowances as a percentage of gross sales were 1.0%, 0.8% and 1.1% for the years ended December 31, 2005, 2004 and 2003, respectively. If our 2005 distribution return allowances as a percentage of gross revenues were to differ by 10% from our estimates, our distribution business return allowances for the year ended December 31, 2005 would change by $710,000. In our generic product business, our return allowances as a percentage of gross sales were 1.6%, 1.8% and 2.2% for the years ended December 31, 2005, 2004 and 2003, respectively. If our 2005 generic return allowances as a percentage of gross revenues were to differ by 10% from our estimates, our generic business return allowances for the year ended December 31, 2005 would change by $741,000.

     Chargebacks – We enter into agreements with certain pharmacy chains and other customers to establish contract pricing for certain of our products, which these entities purchase from wholesalers. Alternatively, we enter into agreements with certain wholesalers to establish contract pricing for certain products that the wholesaler will agree to place in their preferential pricing programs. Under either form of agreement, we will provide our wholesalers with a credit for an amount equal to the difference between our agreed upon contract price and the price we previously invoiced to the wholesaler. The provision for chargebacks is based on our estimate of wholesaler inventory levels and the expected sell-through of our products by the wholesalers to our indirect customers at the contract price, based on historical chargeback experience and other factors. Our estimates of inventory levels at the wholesalers are subject to inherent limitations, as they rely on third party data, including data provided by the wholesalers, and their data may itself rely on estimates, and be subject to other limitations. We periodically monitor the factors that influence our provision for chargebacks, and make adjustments when we believe that actual chargebacks may differ from established allowances. These adjustments occur in a relatively short period of time.
     As of December 31, 2005, our chargebacks as a percentage of our estimate of generic product inventory levels at wholesalers was 47%, based on historical experience, our estimate of wholesaler inventory levels and the expected sell-through of our generic products by the wholesalers at the contract price. Historically, chargebacks as a percentage of our estimate of generic product inventory levels at wholesalers ranged from 16% to 24%. The increase, which occurred in the 2005 third quarter, is mainly due to our sales of generic Paxil, supplied by Genpharm, Inc. to a new wholesaler customer. If actual chargebacks as a percentage of the inventory levels at wholesalers or our estimate of wholesaler inventory levels were to differ by 10% from the rates or levels used in our provision estimate, the impact on our chargeback allowance as of December 31, 2005 would be $1.5 million.
     Shelf Stock Adjustments – Shelf stock adjustments are credits we issue to our customers to reflect decreases in the selling prices of our generic products. These adjustments are based upon the amount of product that our customers have remaining in their inventories at the time we reduce the selling price of our product, generally as a result of market conditions, and not pursuant to contractual arrangements with customers. These credits allow customers with existing inventories to compete with those buying product at the current market price, and allow us to maintain market share and customer loyalty. Amounts recorded for estimated shelf stock adjustments are based on expected level of competition from existing and new competitors, including but not limited to, estimated launch dates of competing products, estimated declines in market price and estimates of inventory held by the customer. These estimates are subject to inherent limitations, as they rely on third party data and our judgment of the likelihood of future events and the likely impact of those events. We periodically monitor these and other factors that influence our provision for shelf stock adjustments and make adjustments when we believe that actual shelf stock adjustments may differ from established allowances.
     As of December 31, 2005, our generic business shelf stock adjustment allowance was based on estimated declines in market price by product ranging from 2% to 20% and estimated levels of inventory at customers by product ranging from approximately one month to two months on average. If actual declines in market price were to differ by 5% on average from our estimates, the impact on our generic business shelf stock adjustment allowance as of December 31, 2005 would be $2.4 million. If actual levels of inventory at customers were to differ by 10% from our estimates, the impact on our generic business shelf stock adjustment allowance as of December 31, 2005 would be $600,000.
     When other parties market our products or when we are entitled to licensing and royalty revenues under collaborative agreements, we recognize revenue based on information supplied by the other parties related to shipment to, and their customers’ acceptance of, the products, less estimates for sales allowances. We receive periodic reports from other parties that support the revenues we recognize, and amounts recognized are then compared to the cash remitted to us. Such revenues are subject to several estimates, similar to those we experience with the sales of our products. We periodically monitor the factors that influence these sales allowances and conduct inquiries of the other parties regarding these estimates, including the use of independent third parties to conduct a review of these estimates as allowed under the agreements. Such estimates are revised as changes become known and may be significant.

     When we market other parties’ products under collaborative agreements, our estimates of sales allowances are generally subject to review by independent third parties as allowed under the agreements.
     When we receive licensing and royalty payments, we recognize revenue for those payments when the obligations associated with the earning of that revenue have been satisfied, based upon the terms of the contract. If obligations associated with the earning of that revenue remain, we will defer recognition of all or a portion of the payment, whether or not it is refundable, and recognize such amount over future periods, as appropriate.
     When we enter into revenue arrangements with multiple deliverables, we evaluate and determine whether the deliverables are separate units of accounting, divide the deliverables into separate units of accounting, when possible, and recognize revenue in accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” (see Note 3 of Notes to Consolidated Financial Statements for a discussion of the First Horizon transaction).
     When we manufacture products for others, such as Fortamet and Altoprev for First Horizon, we recognize the contract manufacturing revenue when product is shipped. When we provide R&D services to others, we recognize revenue when the services are rendered.
     During the year ended December 31, 2003, licensing, royalties and other revenues include our divested operations of the Massachusetts aerosol manufacturing operation and Physicians’ Online (POL) web portal, which were divested in October and December 2003, respectively. The Massachusetts aerosol contract manufacturing revenues were recognized on a completed contract method. Internet subscription services revenue was recognized ratably over the subscription period.
     Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts for estimated losses resulting from our inability to collect from customers. As of December 31, 2005, our accounts receivable, net totaled $148.2 million, including an allowance for doubtful accounts of $3.6 million. Accounts receivable generated from our distribution business are generally of relatively small amounts from a large number of customers. Accounts receivable generated from our generic and contract services businesses, and our brand business through March 31, 2005, are generally of relatively larger amounts and from a smaller number of customers, including collaborative partners. In extending credit, we assess our customer’s credit-worthiness by, among other factors, evaluating the customer’s financial condition, credit history and the amount involved, both initially and on an ongoing basis. Collateral is generally not required. In evaluating the adequacy of our allowance for doubtful accounts, we primarily analyze accounts receivable balances, the percentage of accounts receivable by aging category, and historical bad debts and also consider, among other things, changes in our collection efforts, customer concentrations, customer credit-worthiness, and changes in customer payment terms or buying or payment patterns. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments or our ability to collect, an increase to the allowance may be required. Also, should actual collections of accounts receivable be different than our estimates included in the determination of our allowance, the allowance would be increased or decreased through charges or credits to selling, general and administrative expenses (SG&A) in the Consolidated Statements of Income in the period in which such changes in collection become known. If conditions change in future periods, additional allowances or reversals may be required. Such additional allowances or reversals could be significant.

     Activity in the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	($ in thousands)
	2005	2004	2003
Beginning of year	$4,703	$7,734	$15,495
Provision for doubtful accounts	657	(273)	4,340
Write-offs, net	(1,736)	(2,758)	(12,101)

End of year	$3,624	$4,703	$7,734

     In 2005, we revised our estimate for provision for doubtful accounts based on, among other things, our recent experience and current inherent risk in our accounts receivable portfolio, resulting in the reduction of the allowance for doubtful accounts. In 2004, the allowance for doubtful accounts benefited from a reduction in the provision for doubtful accounts due to the favorable resolution of disputed customer deductions that had been provided for in 2003 and 2002. The allowance for doubtful accounts decreased in 2003 primarily due to the write-off of accounts whose collection had been deemed doubtful in 2002. The 2003 provision also benefited from the settlement of certain accounts that had been provided for in 2002.
     Inventories and Cost of Goods Sold
     Inventories consist primarily of finished goods held for distribution, and raw materials, work-in-process and finished goods of both Andrx products and products manufactured for others. As of December 31, 2005, we had $235.0 million in inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution is based on net purchase price after vendor discounts, rebates and other allowances, but excludes shipping, warehousing and distribution costs, which are expensed as incurred and reported as SG&A. Cost of inventories of both Andrx products and products manufactured for others includes materials, labor and manufacturing overhead, as appropriate. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, the estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, provisions through cost of goods sold are made to reduce inventories to their net realizable value. If conditions change in future periods, additional allowances may be required. Such additional allowances could be significant.
     Pre-Launch Inventories
     There are typically few risks and uncertainties concerning market acceptance of approved generic products because the reference brand product has an established demand, and the lower priced generic product may be substituted for that reference brand product. In order to optimize our profit potential and avoid being at a competitive disadvantage, we have from time to time made, and may hereafter make, commercial quantities of our product candidates prior to the date that we anticipate that our ANDA submissions for such products will receive FDA Approval, and/or we have achieved a satisfactory resolution of pending patent issues, which may involve litigation, with respect to such product. We refer to these inventories as “pre-launch inventories.”
     Having commercial quantities of pre-launch inventories of our product available for shipment on the day we obtain the ability to prudently market our product (i.e., after FDA Approval and without undue patent infringement or other risks) requires us to, among other things, begin to validate our manufacturing processes in accordance with FDA regulations well before the date we anticipate our product will be approved and/or shipped. In addition, a “scale-up” process may be undertaken prior to validation. The scale-up process is performed, when technically feasible and regulatorily permissible, to modify the equipment and processes employed in the manufacture of our product to increase manufacturing lot sizes. Scale-up activities are expensed to R&D, including the raw material used in such activities.

     API for planned product launches are generally purchased well in advance of the anticipated product approval and are carried at cost. Such API generally have shelf lives of five years or more, and often can be sold if not used or returned to the vendor.
     We generally determine whether our ANDA is approaching FDA Approval based on communications with representatives of the FDA’s Office of Generic Drugs (OGD) and other factors. We generally determine whether we will be able to market our product, without undue patent or other risks, based on communications with internal and external patent and litigation counsel. The decision to begin the manufacture of pre-launch inventory is based upon our estimates of the time required to conduct the activities necessary to enable us to have sufficient quantities on hand on the date we anticipate our product can be prudently marketed. In making that decision, we also consider numerous other factors, including but not limited to, our ability to meet the manufacturing specifications that we anticipate will likely be approved for our product, the projected time necessary for us to successfully scale-up our production process and thereafter make both the validation lots and the anticipated launch quantities of our product, our manufacturing capacity and resources, the expiration dates of any patents or exclusivities that might prevent the launch of our product, the expected level of market share and competition for our product, and other events that might potentially affect our willingness or ability to market our product. As our product will generally have a shelf life of two years commencing at the start of production, we will time our decision to begin the manufacture of pre-launch inventory so that we will have sufficient remaining commercial shelf life (generally 12 months or more) at the anticipated launch date for our product.
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
     After such inventory has been produced, we will continue to evaluate the probable future economic benefits that we expect to derive from such pre-launch inventories and whether such inventories are stated at the lower of cost or market. This ongoing evaluation considers, among other things, the remaining shelf life of that inventory, current and expected market conditions, the amount of inventory on hand, the substance of any later communications with the FDA during the regulatory approval process and the then current views of our patent and/or litigation counsel. As appropriate, we will reassess these determinations and will make provisions through cost of goods sold to reduce pre-launch inventories to net realizable value. In the event the factors above do not provide a basis for determining that there is a probable future economic benefit, the manufactured cost of such pre-launch inventories, including API used in the manufacturing process, would be expensed as incurred in cost of goods sold.
     Production of pre-launch inventories involves the risks that FDA may not approve such product(s) for marketing on a timely basis, if ever, that such approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventories, and/or that the results of related litigation, Citizen Petitions, or other legal issues may not be satisfactory. If these risks were to materialize, provisions may be required to reduce the inventories to their net realizable value, if any. Such additional provisions could be material. Generally, pre-launch inventories related to publicly disclosed product candidates are separately identified except in circumstances where we believe such disclosure would place us at a competitive disadvantage to do so.

     As of December 31, 2005 and 2004, we had pre-launch inventories pending FDA Approval and/or satisfactory resolution of litigation broken down as follows:

	December 31,
	2005	2004
	($ in thousands)
Raw materials	$17,005	$7,603
Work in process	497	2,623
Finished goods	899	1,519

	$18,401	$11,745

     Pre-launch inventories as of December 31, 2005 consisted primarily of our generic versions of Biaxin XL, which has been approved by FDA and is subject to patent litigation (see Note 18 of Notes to Consolidated Financial Statements), Concerta, which is subject to patent litigation, Citizen Petitions and potentially exclusivity rights of others, among other things (see Note 18 of Notes to Consolidated Financial Statements), and Monopril, which was launched in January 2006. Pre-launch inventories as of December 31, 2004 consisted primarily of our generic version of Concerta. The remaining shelf lives of our pre-launch inventories generally exceed one year.
     Charges to Cost of Goods Sold
     The following table summarizes certain direct charges to cost of goods sold related to the manufacture of our products and product candidates:

	Years Ended December 31,
	($ in thousands)
	2005	2004	2003
Charges related to production of commercial inventories	$9,011	$18,712	$11,509

Consulting fees	6,283	5,233	876

Charges related to pre-launch inventories	16,322	11,319	6,903

Impairment charges:
North Carolina facility	10,000	14,535	—
Entex product rights	—	3,500	—
Massachusetts facility, inventory and severance	—	—	7,851
Florida machinery and equipment	888	—	3,946

Under-utilization and inefficiencies of manufacturing operations:
Florida facilities	10,282	5,240	3,159
North Carolina facility	1,215	2,959	1,491
Massachusetts aerosol facility	—	—	4,264

	$54,001	$61,498	$39,999

     Charges related to production of commercial inventories represent costs incurred at our manufacturing facilities, primarily failed batches. Consulting fees are primarily related to improving our quality and manufacturing processes. For the year ended December 31, 2005, charges related to pre-launch inventories primarily consisted of $9.2 million related to our generic version of Biaxin XL, resulting from the validation and commencement of commercial production and the aging of product that may be short-dated by the date we anticipate that our product will likely be sold, as well as $5.3 million related to our generic version of Concerta, which resulted from the aging of product that may be short-dated by the date we anticipate that our product will likely be approved and sold.
     In November 2005, the U.S. District Court for the District of Northern Illinois granted Abbott Laboratories’ motion for a preliminary injunction related to our generic version of Biaxin XL. We have filed a notice of appeal from this order. As a result, we re-evaluated the probable future economic benefits related to certain of our generic version of Biaxin XL pre-launch inventories due to dating and recognized additional charges related to pre-launch inventories.
     In July 2005, a patent related to Concerta was listed in the FDA’s Electronic Orange Book. Although we filed our Paragraph IV certification with the FDA relating to this patent and notified the NDA holder and all patentees of such certification, we learned that FDA received a Paragraph IV certification for this patent prior to our certification. Consequently, FDA may award the 180-day marketing exclusivity rights to another ANDA filer. However, it is uncertain whether the other filer’s certification conformed to the FDA’s regulations. If it is determined that the other filer’s certification is invalid, we may be awarded such exclusivity. Under current law, we believe that no 30-month stay of approvals will result from the litigation filed by ALZA Corporation and McNeil-PPC, Inc. against us (see Note 18 of Notes to Consolidated Financial Statements). Based on these events, we re-evaluated the probable future economic benefits related to certain of our generic version of Concerta pre-launch inventories due to dating and recognized additional charges related to pre-launch inventories.
     For the year ended December 31, 2004, charges related to pre-launch inventories included $4.5 million of our generic version of Concerta (as a result of the delay caused by a Citizen Petition filed with FDA and changes in the in-process testing that were subsequently required by FDA) and $4.2 million of our generic version of Accupril (as a result of API issues). For the year ended December 31, 2003, charges related to pre-launch inventories primarily related to our generic versions of Wellbutrin SR/Zyban, placed into production in 2003. This product was not approved by FDA, resulting in expiration dating issues. We have discontinued our efforts to commercialize this product.
     Useful life or Impairment of Goodwill and Other Long-Lived Assets
     Goodwill
     Under the purchase method of accounting for acquisitions, goodwill represents the excess of the purchase price over the fair value of the net assets acquired. As of December 31, 2005, we had $7.7 million of goodwill from the acquisition of Valmed Pharmaceuticals, Inc. in March 2000. Goodwill is subject to an assessment for impairment in value by applying a fair-value based test on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value.
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
     As of December 31, 2005, we had $4.6 million of other intangible assets, net, which consisted primarily of $2.5 million and $1.0 million for product rights related to the Fortamet and Anexsia product lines, respectively, and $1.0 million related to patents for our electronic prescription process.

     Impairment Charges
     In December 2004, our Board of Directors approved a plan to divest, or seek other strategic alternatives for the brand pharmaceutical business. On March 28, 2005, we sold and licensed certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products to First Horizon (see Note 3 of Notes to Consolidated Financial Statements). Prior to the disposition of the brand business, the Brand Business Segment included $26.3 million of goodwill, which was evaluated for impairment subsequent to the First Horizon transaction. The remaining Entex and Anexsia brand product lines do not require sales force promotion. As a result, in the first quarter of 2005, management made the decision to terminate substantially all of the brand business employees, which effectively completed the disposition of the brand business. Consequently, the brand business goodwill was deemed to have no implied fair value. Accordingly, in the first quarter of 2005, we recorded a non-cash goodwill impairment charge of $26.3 million, shown separately in the 2005 Consolidated Statement of Income. This goodwill was included in assets held for sale in the 2004 Consolidated Balance Sheet.
     In June 2004, we determined that we would discontinue renovation of our North Carolina facility and that it would more likely than not be sold. Accordingly, in June 2004, we recorded a $14.5 million impairment charge to our cost of goods sold, which represented the difference between the carrying value and the estimated fair value of our North Carolina facility based on independent appraisals. For the year ended December 31, 2005, we reassessed the estimated fair value of this facility based on current market conditions, including an independent appraisal, resulting in an additional $10.0 million impairment charge to cost of goods sold.
     In June 2004, the FDA approved an NDA for an over-the-counter (OTC) product containing the same active ingredients as our Entex PSE prescription product. According to FDA guidance, once FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA action. As a result, we recorded a charge of $3.5 million to cost of goods sold in 2004 related to the impairment of the Entex product rights. This charge represented the difference between the carrying amount and the fair value of the Entex product rights based on the present value of estimated future cash flows. In addition, in July 2004, we began amortizing the remaining carrying amount of our Entex product rights over 18 months and the amortization expense related to the Entex product rights increased by $3.1 million to $4.5 million on an annual basis. The Entex product rights are fully amortized as of December 31, 2005.
     As a result of our determination to no longer commit additional resources and divest our Massachusetts aerosol manufacturing operation, in 2003, we recorded to cost of goods sold charges of $7.9 million related to an excess facilities lease, related leasehold improvements, excess aerosol product inventories, and equipment and severance at that operation, which we sold in October 2003.
     Assets and Liabilities Held For Sale
     Under the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a long-lived asset or a disposal group to be disposed of by sale must be classified as “held for sale” when all of the criteria for a qualifying plan of sale are met and to measure the long-lived asset or disposal group at the lower of its carrying amount or fair value less cost to sell. At the end of 2004, our Board of Directors approved a plan to divest, or seek other strategic alternatives for our brand pharmaceutical business, which was primarily a sales and marketing organization with a limited number of products. The assets and liabilities of the brand pharmaceutical business to be divested pursuant to this plan (which did not include our Entex and Anexsia product lines) were measured at the lower of their carrying amounts or fair value less costs to sell and classified as assets held for sale and liabilities held for sale, respectively, in the December 31, 2004 Consolidated Balance Sheet.

     Litigation Settlements and Related Liabilities
     We account for the exposure of our various litigation matters under the provisions of SFAS 5 “Accounting for Contingencies,” which requires, among other things, an exposure to be recorded with a charge to our Consolidated Statements of Income when it becomes probable and can be reasonably estimated. No accrued liability or disclosure of legal exposures judged to be remote is required. The exposure to legal matters is evaluated and estimated, if possible, following consultation with legal counsel. Such estimates are based on currently available information and, given the subjective nature and complexities inherent in making these estimates, the ultimate outcome of our legal matters may be significantly different than the amounts estimated. We disclose possible significant exposure for legal matters in Note 18 of our Notes to Consolidated Financial Statements.
     Our litigation related charges were $7.8 million in 2004, primarily consisting of settlement costs related to the Kos Pharmaceuticals trademark litigation and the Alpharma USPD Inc. breach of contract litigation, and $8.8 million in 2003, including the negotiated settlement of an obligation to one of our law firms with respect to our generic version of Tiazac.
     Income Taxes
     The provisions of SFAS 109, “Accounting for Income Taxes,” require, among other things, recognition of future tax benefits measured at enacted rates attributable to the deductible temporary differences between the financial statement and income tax bases of assets and liabilities, and to benefit deferred tax assets to the extent that the realization of such benefits is “more likely than not.” Under the provisions of SFAS 109, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.
     We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. As of December 31, 2005, we had deferred income tax assets totaling $70.9 million. We have considered our ability to carry back certain net operating losses, generate future taxable income and utilize ongoing prudent and feasible tax planning strategies and have determined that no valuation allowance is necessary on our deferred income tax assets. In the event that we were to determine that we would not be able to realize all or part of our deferred income tax assets in the future, an adjustment to the valuation allowance would be charged to the Consolidated Statement of Income in the period such determination was made.
     Our future effective tax rate is based on estimates of expected income, statutory tax rates and tax planning strategies. Significant judgment is required in determining the effective tax rate and the ultimate resolution of our tax return positions. Despite our belief that our tax return positions are correct, our policy is to establish liabilities for uncertain tax positions that may be impacted by examinations by tax authorities. Liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment.
     For 2005, we generated an income tax benefit of $41.6 million compared to an expected income tax expense at the annual effective federal tax rate of 35%. The 2005 operations generated $7.9 million of federal and state income tax expense, which is offset by the reversal of liabilities for uncertain tax positions and the benefit from the recognition of a net operating loss carryforward in the first quarter of 2005 as a result of the Internal Revenue Service’s (IRS) completion of its audit of our 2003 income tax return .
     Our 2003 income tax return reflected a tax loss of approximately $63 million, tax effected, as the result of certain ordinary business developments. At that time, we believed the tax loss was appropriate and deductible. Nevertheless, due to the complexity of the tax rules and likelihood of a review and subsequent challenge by the taxing authorities, we recorded a liability to fully offset the resulting 2003 and 2004 income tax benefits. As of December 31, 2004, we had recorded a liability of $31.3 million related to this uncertain tax position that was included in accrued expenses and other liabilities in our Consolidated Balance Sheet. In April 2005, the IRS disallowed a portion of the 2003 tax loss in the amount of $14.8 million, tax effected, and completed their examination of our 2003 income tax return. Due to the resolution of the 2003 loss with the IRS and the completion of the 2003 examination, in the first quarter of 2005, we recognized a tax benefit of approximately $49.0 million as a result of the reversal of previously recorded liabilities for uncertain tax positions of $32.4 million and recognition of an additional $16.6 million net operating loss carryforward, tax effected.
     The IRS is in the process of concluding their audits for the years 1999 through 2002. During those years, despite our belief that our tax return positions are correct, we established liabilities for uncertain tax positions that may become payable in the event our positions are not upheld. During 2004, the IRS proposed a settlement of certain matters related to their audit, to which we agreed, and we reversed $7.9 million of liabilities for uncertain tax positions related to these contingencies. As of December 31, 2005, we had remaining liabilities for uncertain tax positions of $22.6 million included in accrued expenses and other liabilities in the Consolidated Balance Sheet.
     Our liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.
     Self-Insurance Programs
     We maintain self-insured retentions and deductibles for some of our insurance programs and limit our exposure to claims by maintaining stop-loss and/or aggregate liability coverages. The estimate of our claims liability, which may be material, is subject to inherent limitations as it relies on judgment of the likely ultimate costs that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating our liability for such claims, we use independent actuarial firms, and a number of factors are considered including, but not limited to, self-insured retentions, deductibles, historical claim experience, demographic factors, severity factors and maximum claims exposure. If actual claims exceed these estimates, additional charges may be required.

ANDRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED SELECTED FINANCIAL DATA
     The following summary historical financial information is based on our audited consolidated financial statements, including the audited consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, included elsewhere herein. Our audited consolidated financial statements for the five years ended December 31, 2005 have been audited by Ernst & Young LLP, our independent registered public accounting firm.

	Years Ended December 31,
	($ in thousands, except for per share amounts)
	2005	2004	2003	2002	2001
STATEMENTS OF OPERATIONS DATA (1)
Revenues:
Distributed products	$667,662	$676,312	$657,098	$534,618	$495,241
Andrx products	316,134	421,763	301,652	209,407	229,003
Licensing, royalties and other	58,229	47,749	87,588	26,955	24,797

Total revenues	1,042,025	1,145,824	1,046,338	770,980	749,041

Operating expenses:
Cost of goods sold	781,217	799,714	704,212	623,399	483,834
Selling, general and administrative (2)	180,462	209,003	213,274	189,923	141,082
Research and development	44,456	41,242	52,235	51,479	52,846
Other	26,316	7,800	8,750	72,833	14,759

Total operating expenses	1,032,451	1,057,759	978,471	937,634	692,521

Income (loss) from operations	9,574	88,065	67,867	(166,654)	56,520

Other income (expense):
Equity in earnings of unconsolidated joint ventures	3,289	4,504	5,135	3,697	1,025
Interest income	11,127	4,060	2,242	5,420	11,386
Interest expense	(1,936)	(2,567)	(2,641)	(200)	—
Write-off of unamortized issuance costs upon termination of credit facility	(1,160)	—	—	—	—
Gains on sale of assets	—	—	5,605	5,094	—

Income (loss) before income taxes	20,894	94,062	78,208	(152,643)	68,931
Provision (benefit) for income taxes	(41,572)	28,403	30,031	(60,826)	31,385

Net income (loss)	$62,466	$65,659	$48,177	$(91,817)	$37,546

(Continued)

ANDRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED SELECTED FINANCIAL DATA (Continued)

	Years Ended December 31,
	($ in thousands, except for per share amounts)
	2005	2004	2003	2002	2001
EARNINGS (LOSS) PER SHARE:
ANDRX GROUP COMMON STOCK (3)
Net income (loss) allocated to Andrx Group (including Cybear Group after May 18, 2002)	$62,466	$65,659	$48,177	$(85,873)	$72,862
Premium on Conversion of Cybear Group common stock	—	—	—	(526)	—

Total net income (loss) allocated to Andrx Group	$62,466	$65,659	$48,177	$(86,399)	$72,862

Earnings (loss) per share of Andrx Group common stock
Basic	$0.85	$0.90	$0.67	$(1.22)	$1.04

Diluted	$0.85	$0.89	$0.66	$(1.22)	$1.01

Weighted average shares of Andrx Group common stock outstanding
Basic	73,271	72,740	71,892	70,876	69,998

Diluted	73,640	73,530	72,655	70,876	72,243

CYBEAR GROUP COMMON STOCK (3)(4)
Net loss allocated to Cybear Group (from January 1, 2001 through May 17, 2002)				$(5,944)	$(35,316)
Premium on Conversion of Cybear Group common stock				526	—

Total net loss allocated to Cybear Group				$(5,418)	$(35,316)

Basic and diluted loss per share of Cybear Group common stock				$(0.80)	$(6.09)

Basic and diluted weighted average shares of Cybear Group common stock outstanding				6,743	5,802

(Continued)

ANDRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED SELECTED FINANCIAL DATA (Continued)

	December 31,
	($ in thousands)
	2005	2004	2003	2002	2001
BALANCE SHEET DATA (1)
Cash and cash equivalents	$34,066	$42,290	$67,498	$26,741	$15,241
Total investments available-for-sale	371,062	167,777	137,625	70,923	230,183
Total assets (5)	1,170,916	970,614	944,356	781,634	776,895
Retained earnings	260,340	197,874	132,215	84,038	176,381
Total stockholders’ equity	776,910	698,761	622,901	565,707	647,894

(1)	Through March 27, 2005, sales of Andrx brand products were included in Andrx products revenues in the Statement of Operations Data herein. On March 28, 2005, we consummated agreements with First Horizon for the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products, and the manufacturing and supply of these products, for which we received $85,000. The $85,000 received from First Horizon was deferred and is being recognized as licensing, royalties and other revenue over the ten-year term of the manufacturing and supply agreement. We are also entitled to receive royalties of 8% and 15% of net sales, as defined, from First Horizon’s sales of Fortamet and Altoprev, respectively, until a respective product encounters generic competition. The contract manufacturing revenues related to Fortamet and Altoprev will be included in licensing, royalties and other revenue, and the related costs will be included in cost of goods sold. Subsequent to the First Horizon transaction, we decided to terminate substantially all of our brand business employees, which effectively completed the disposition of the business and recorded $9,948 in personnel related charges in SG&A and $4,248 of non-cash charges for the year ended December 31, 2005. As a result of our exiting this business, the brand business goodwill was deemed to have no implied fair value and accordingly, we recorded a non-cash goodwill impairment charge of $26,316 shown as other operating expense in our 2005 Statement of Operations Data herein (see Note 3 of Notes to Consolidated Financial Statements for further discussion.)

(2)	In 2002, Andrx adopted Statement of Financial Accounting Standards 142 “Goodwill and Other Intangible Assets” which resulted in goodwill no longer being subject to amortization. Goodwill amortization expense in 2001 was $4,967.

(3)	Effective May 17, 2002, all outstanding shares of Cybear Group common stock were converted to Andrx Group common stock. For periods subsequent to the May 2002 conversion, Andrx only reports earnings (loss) per share for Andrx Group common stock, which includes all of the former Cybear operating results from the effective date of the May 2002 conversion, and no longer reports separate earnings (loss) per share for the former Cybear Group common stock.

(4)	The basic and diluted weighted average shares of Cybear common stock outstanding and diluted net loss per share of Cybear common stock, included herein for the period from January 1, 2002 to May 17, 2002, and the year ended December 31, 2001, reflect the July 31, 2001 one-for-four reverse stock split for Cybear common stock.

(5)	For the years ended December 31, 2004, 2003, 2002 and 2001, we reclassified certain sales allowances of $19,099, $14,090, $7,845 and $12,319, respectively, from accrued expenses and other liabilities to accounts receivable, net, reducing total assets.

ANDRX CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
Revenues and Gross Profit

	Years Ended December 31,
	($ in thousands)
	2005	2004	2003
Distributed Products
Gross revenues	$702,855	$706,682	$684,549
Sales allowances	35,193	30,370	27,451
Sales allowances as a % of gross revenues	5.0%	4.3%	4.0%
Net revenues	667,662	676,312	657,098
Gross profit	132,947	124,778	120,229
Gross margin	19.9%	18.4%	18.3%
Andrx Products – Generic
Gross revenues	$460,606	$496,622	$396,679
Sales allowances	158,338	135,998	128,025
Sales allowances as a % of gross revenues	34.4%	27.4%	32.3%
Net revenues	302,268	360,624	268,654
Gross profit	85,676	133,566	124,542
Gross margin	28.3%	37.0%	46.4%
Andrx Products – Brand
Gross revenues	$17,293	$83,688	$39,951
Sales allowances	3,427	22,549	6,953
Sales allowances as a % of gross revenues	19.8%	26.9%	17.4%
Net revenues	13,866	61,139	32,998
Gross profit	8,672	40,017	24,881
Gross margin	62.5%	65.5%	75.4%
Andrx Products – Total
Gross revenues	$477,899	$580,310	$436,630
Sales allowances	161,765	158,547	134,978
Sales allowances as a % of gross revenues	33.8%	27.3%	30.9%
Net revenues	316,134	421,763	301,652
Gross profit	94,348	173,583	149,423
Gross margin	29.8%	41.2%	49.5%
TOTAL PRODUCT REVENUES
Gross revenues	$1,180,754	$1,286,992	$1,121,179
Sales allowances	196,958	188,917	162,429
Sales allowances as a % of gross revenues	16.7%	14.7%	14.5%
Net revenues	983,796	1,098,075	958,750
Gross profit	227,295	298,361	269,652
Gross margin	23.1%	27.2%	28.1%
LICENSING, ROYALTIES AND OTHER
Net revenues	$58,229	$47,749	$87,588
Gross profit	33,513	47,749	72,474
Gross margin	57.6%	100.0%	82.7%
TOTALS
Net revenues	$1,042,025	$1,145,824	$1,046,338
Gross profit	260,808	346,110	342,126
Gross margin	25.0%	30.2%	32.7%

     Activity related to sales allowances is as follows:

	Year Ended December 31, 2005
	($ in thousands)
	Beginning		Credits	End
	Of The		Issued And	Of the
	Year	Provision	Other	Year
Distributed Products	$8,256	$35,193	$(35,327)	$8,122

Andrx Products – Generic:
Discounts	1,952	8,615	(8,915)	1,652
Customer rebates	21,734	75,636	(75,858)	21,512
Medicaid rebates	1,660	8,325	(3,068)	6,917
Managed care rebates	1,180	1,039	(963)	1,256
Chargebacks	3,242	55,328	(43,866)	14,704
Returns	7,498	7,414	(9,902)	5,010
Shelf-Stock Adjustments	8,762	1,981	(4,740)	6,003

	46,028	158,338	(147,312)	57,054

Andrx Products – Brand:
Discounts	615	1,059	(1,674)	—
Medicaid rebates	3,885	1,106	(4,923)	68
Managed care rebates	1,960	471	(2,105)	326
Returns	2,433	791	(2,339)	885

	8,893	3,427	(11,041)	1,279

	$63,177	$196,958	$(193,680)	$66,455

	Year Ended December 31, 2004
	($ in thousands)
	Beginning		Credits	End
	Of The		Issued And	Of the
	Year	Provision	Other	Year
Distributed Products	$6,420	$30,370	$(28,534)	$8,256

Andrx Products – Generic:
Discounts	2,914	10,894	(11,856)	1,952
Customer rebates	19,327	90,350	(87,943)	21,734
Medicaid rebates	2,753	3,352	(4,445)	1,660
Managed care rebates	1,001	1,497	(1,318)	1,180
Chargebacks	4,508	17,239	(18,505)	3,242
Returns	5,201	9,060	(6,763)	7,498
Shelf-Stock Adjustments	8,351	3,606	(3,195)	8,762

	44,055	135,998	(134,025)	46,028

Andrx Products – Brand:
Discounts	742	5,496	(5,623)	615
Medicaid rebates	1,785	6,416	(4,316)	3,885
Managed care rebates	907	3,825	(2,772)	1,960
Returns	1,523	6,812	(5,902)	2,433

	4,957	22,549	(18,613)	8,893

	$55,432	$188,917	$(181,172)	$63,177

	Year Ended December 31, 2003
	($ in thousands)
	Beginning		Credits	End
	Of The		Issued And	Of the
	Year	Provision	Other	Year
Distributed Products	$3,052	$27,451	$(24,083)	$6,420

Andrx Products – Generic:
Discounts	1,427	11,302	(9,815)	2,914
Customer rebates	11,481	87,579	(79,733)	19,327
Medicaid rebates	1,900	2,928	(2,075)	2,753
Managed care rebates	912	1,354	(1,265)	1,001
Chargebacks	2,795	11,838	(10,125)	4,508
Returns	3,191	8,732	(6,722)	5,201
Shelf-Stock Adjustments	5,485	4,292	(1,426)	8,351

	27,191	128,025	(111,161)	44,055

Andrx Products – Brand:
Discounts	—	1,448	(706)	742
Medicaid rebates	450	2,561	(1,226)	1,785
Managed care rebates	100	1,512	(705)	907
Returns	—	1,432	91	1,523

	550	6,953	(2,546)	4,957

	$30,793	$162,429	$(137,790)	$55,432

     Sales allowances for estimated discounts, returns, chargebacks, shelf stock adjustments, and certain rebates are recorded as reductions to accounts receivable. Sales allowances for estimated Medicaid, managed care and certain other rebates are recorded as accrued liabilities. Sales allowances are included in the Consolidated Balance Sheets as follows:

	December 31,
	($ in thousands)
	2005	2004
Accounts receivable, net	$53,046	$50,318
Accrued expenses and other liabilities	13,409	12,859

Total	$66,455	$63,177

Year Ended December 31, 2005 (2005) Compared to Year Ended December 31, 2004 (2004)
     For 2005, we generated net income of $62.5 million, compared to $65.7 million for 2004.
Revenues and Gross Profit
     Distributed Products
     Revenues from distributed products decreased by 1.3% to $667.7 million for 2005, compared to $676.3 million for 2004. The $8.6 million decrease reflects the overall price declines common to generic products, partially offset by our participation in the distribution of new generic product introductions, and a full year of sales of certain products launched in 2004, as well as increases in 2005 as compared to 2004 of $1.6 million in sales of brand products and $6.0 million in sales to Internet pharmacies and certain pain clinics, which were discontinued in the 2005 third quarter. Price erosion was greater in 2005 compared to historical levels. In addition, there were fewer products with price increases. In 2005, gross profit from distributed products increased by $8.2 million to $132.9 million with a gross margin of 19.9%, compared to $124.8 million of gross profit with a gross margin of 18.4% for 2004. When we participate in the distribution of generic products that face little or no competition, we generally generate higher revenues and lower gross margins. When such products encounter additional competition, the resulting lower prices generally result in lower revenues, but higher gross margins, as we generally are able to purchase such products at relatively more competitive prices. The $8.2 million improvement in the gross profit and the increase in gross margin were primarily attributable to the increased level of competition in 2005 among generic manufacturers, which resulted in, among other things, increased volume rebates, and the impact of higher margins related to certain products launched prior to 2005.
     In recent years, electronic ordering (Internet and Palm-ordering devices) by our customers has become significant in our distribution operations. During 2005 and 2004, approximately 30% and 25%, respectively, of sales from our distribution operations were generated through our order entry Internet sites, AndaNet.com and VIPPharm.com, and our Palm-ordering devices, AndaConnect and VIPConnect. Furthermore, with our electronic Controlled Substance Ordering System (CSOS) launched in October 2005, we now distribute Schedule II controlled substances (CII) via electronic orders to approved pharmacies, distributors and manufacturers.
     Andrx Products
     Generic Products
     For 2005, revenues from our generic products decreased by 16.2% to $302.2 million, compared to $360.6 million for 2004. Our generic product sales include sales of (i) generic controlled-release products, (ii) generic immediate-release and oral contraceptive products, and (iii) other products, which include our Entex and Anexsia product lines, previously reflected in Andrx brand product revenues. There were no significant product introductions during 2005.
     Revenues from our generic controlled-release products were $226.6 million for 2005, compared to $271.7 million for 2004, a decrease of $45.1 million, or 16.6%. The decrease in revenues from controlled-release products primarily resulted from $21.8 million in decreased revenues from generic Glucotrol XL, supplied by Pfizer (equally volume and price decreases, including additional sales allowances) as a result of the expiration of the exclusivity provision in our arrangement with Pfizer and Pfizer entering the market during the third quarter of 2004, $11.1 million in decreased revenues from our generic version of OTC Claritin-D 24 (primarily price decreases) due to additional competitors entering the market during the third and fourth quarters of 2004, and $9.5 million in decreased revenues from our generic version of Cardizem CD (primarily price decreases).

     Revenues from our generic immediate-release and oral contraceptive products were $69.4 million for 2005, compared to $72.6 million in 2004, a decrease of $3.2 million, or 4.4%. The decrease was mainly due to a decrease in revenues from existing generic immediate-release products of $20.1 million, partially offset by an increase in revenues of $16.9 million from products launched in 2004, (primarily generic versions of Paxil, supplied by Genpharm, and, to a lesser extent, Vicoprofen, Ortho Tri-Cyclen, Ortho Cyclen-28, and Pletal, supplied by Genpharm). The decrease in revenues from existing generic immediate-release products primarily resulted from decreases in revenues from our generic versions of Glucophage of $12.8 million ($5.2 million in price decreases and $7.6 million in volume decreases) due to intense price competition, OTC Claritin RediTabs of $4.3 million ($2.4 million in price decreases and $1.9 million in volume decreases) due to additional competitors entering the market during the third and fourth quarters of 2004, and Ventolin, supplied by Amphastar, of $3.0 million (primarily volume decreases) due to the loss of certain customers.
     Revenues from our other products were $6.2 million for 2005, compared to $16.3 million in 2004. The decrease was mainly due to decreases in revenues from our Entex product line due to the introduction of generic competition.
     Sales allowances as a percentage of gross revenues increased from 27.4% in 2004 to 34.4% in 2005. The increase was primarily attributable to an increase in chargebacks as a percentage of gross revenues, mainly due to increases in sales subject to chargebacks, primarily our sales of generic Paxil, supplied by Genpharm, to a new wholesaler customer.
     In 2005, our generic products generated $85.7 million of gross profit with a gross margin of 28.3%, compared to $133.6 million of gross profit with a gross margin of 37.0% in 2004. The $47.9 million decrease in gross profit from our generic products for 2005, compared to 2004, resulted primarily from reductions in revenues, and a decrease in our profit share from Perrigo’s sales of our OTC Claritin products as a result of additional competitors entering the market, partially offset by decreased other charges to cost of goods sold of $3.4 million, mainly due to impairment charges in 2004 of $14.5 million related to our North Carolina facility and $3.5 million related to our Entex product rights, as compared to an impairment charge of $10.0 million related to our North Carolina facility in 2005, as well as a $4.5 million reduction in cost of goods sold for 2005 as a result of Pfizer’s failure to deliver the 2.5mg strength of generic Glucotrol XL in accordance with our supply agreement. Pfizer has since resumed supply of this product.
     In 2005, we recorded charges directly to cost of goods sold of $16.3 million related to pre-launch inventories (mainly due to $5.3 million in charges related to our generic version of Concerta resulting from the aging of product that may be short-dated by the date we anticipate that our product will likely be sold and $9.2 million in charges related to our generic version of Biaxin XL associated with the validation and commencement of commercial production as well as the aging of product that may be short-dated by the date we anticipate that our product will likely be sold), $6.2 million related to production of commercial inventories, $6.3 related to consulting fees to improve our quality and manufacturing processes, and $11.5 million for under-utilization and inefficiencies at our manufacturing facilities. In 2004, we recorded charges directly to cost of goods sold of $13.4 million related to production of commercial inventories, $11.0 million related to pre-launch inventories (mainly due to $4.5 million in charges related to our generic version of Concerta as a result of the delay caused by a Citizen Petition filed with FDA and changes in the process testing that were subsequently required by FDA, and $4.2 million in charges related to our generic version of Accupril, as a result of API issues), $5.2 related to consulting fees to improve our quality and manufacturing processes, and $8.2 million for under-utilization and inefficiencies at our manufacturing facilities.
     In November 2005, the U.S. District Court for the District of Northern Illinois granted Abbott Laboratories’ motion for a preliminary injunction related to our generic version of Biaxin XL. The Company has filed a notice of appeal from this order. As a result, we re-evaluated the probable future economic benefits related to certain of our generic version of Biaxin XL pre-launch inventories due to dating and recognized additional charges related to pre-launch inventories.

     In July 2005, a patent related to Concerta was listed in the FDA’s Electronic Orange Book. Although we filed our Paragraph IV certification with the FDA relating to this patent and notified the NDA holder and all patentees of such certification, we learned that FDA received a Paragraph IV certification for this patent prior to our certification. Consequently, FDA may award the 180-day marketing exclusivity rights to another ANDA filer. However, it is uncertain whether the other filer’s certification conformed to the FDA’s regulations. If it is determined that the other filer’s certification is invalid, we may be awarded such exclusivity. Under current law, we believe that no 30-month stay of approvals will result from the litigation filed by ALZA Corporation and McNeil-PPC, Inc. against us (see Note 18 of Notes to Consolidated Financial Statements). Based on these events, we re-evaluated the probable future economic benefits related to certain of our generic version of Concerta pre-launch inventories due to dating and recognized additional charges related to pre-launch inventories.
     We purchased our North Carolina facility in December 2002 for approximately $28.3 million, and began renovating the facility in 2003. In June 2004, we determined that an expansion of our Florida facilities would allow us to fulfill our current and projected manufacturing requirements through at least 2007, and decided to discontinue renovation of our North Carolina facility. These actions, among other things, made it more likely than not that this facility would be sold. Accordingly, in June 2004, we recorded a $14.5 million impairment charge to our cost of goods sold, which represented the difference between the carrying value and the estimated fair value of our North Carolina facility based on independent appraisals. We entered into a listing agreement for this facility in July 2005. For the year ended December 31, 2005, we reassessed the estimated fair value of this facility based on current market conditions, including an independent appraisal, resulting in an additional $10.0 million impairment charge to cost of goods sold. Management estimates that it is likely that the sale of this facility will not be completed by the end of 2006. The ultimate amount realized from a sale of this facility may differ from our fair value estimate.
     In June 2004, as a result of the FDA Approval of an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product, we recorded a charge to cost of goods sold of $3.5 million related to the impairment of our Entex product rights. The charge was originally recorded as part of the brand product cost of goods sold, but has been reclassified to the generic products cost of goods sold herein. This charge represented the difference between the carrying amount and the fair value of the Entex product rights based on the present value of estimated future cash flows. According to FDA guidance, once FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA action. To date, the FDA has not taken any action that has affected our Entex product line.
     Over the past two years, we have continued to improve our quality and manufacturing processes and general operations. Steps we have taken to achieve this include retaining outside consultants to assist in the improvement of our scientific, R&D, regulatory, quality and manufacturing operations. As a result, our production related charges have declined since 2004. However, we expect to continue to experience charges to cost of goods sold related to production of commercial inventories, consulting fees, under-utilization and inefficiencies at our manufacturing facilities. Many of these charges relate to the expansion of our manufacturing facilities in anticipation of new product launches and other factors, as well as the cost of maintaining the North Carolina facility until it is sold.
     The decrease in gross margin from our generic products for 2005, compared to 2004, resulted primarily from price erosion, a decrease in our profit share from Perrigo’s sales of our OTC Claritin products as a result of additional competitors entering the market, increased charges related to pre-launch inventories, increased under-utilization and inefficiencies, and decreased sales volume from our Entex product line, partially offset by the impact of lower impairment charges in 2005 as compared to 2004, as well as decreased charges related to production of commercial inventories and a $4.5 million reduction in cost of goods sold in 2005 as a result of Pfizer’s failure to deliver the 2.5mg strength of generic Glucotrol XL in accordance with our supply agreement.
     Disposition of Brand Business
     For 2004, revenues from our brand products were $61.1 million (excluding sales from the Entex and Anexsia product lines, which were reclassified herein to generic products) with gross profit of $40.0 million and a gross margin of 65.5%. For 2005, revenues from our brand products were $13.9 million with gross profit of $8.7 million and a gross margin of 62.5%. The decrease in revenues and gross profit resulted from the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products to First Horizon on March 28, 2005.
     In December 2004, our Board of Directors approved a plan to divest, or seek other strategic alternatives for our brand pharmaceutical business. On March 28, 2005, we consummated agreements with First Horizon for the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products, and the manufacturing and supply of these products, at which time we received $50 million related to Fortamet. After meeting certain supply requirements, as defined, we received $35 million in proceeds for Altoprev, which are refundable if certain supply requirements, as defined, are not maintained. That contingency abates ratably over a 30-month period, which began in August 2005. We are also entitled to receive royalties of 8% and 15% of net sales, as defined, from First Horizon’s sales of Fortamet and Altoprev, respectively, until a respective product encounters generic competition. We have retained our obligation to pay a royalty to Sandoz Inc. related to net sales of Fortamet, as defined, until May 2009, which is subject to certain annual minimums ranging from $4 million to $5 million and a $10 million annual maximum. The $85 million of up-front fees received from First Horizon are being deferred and recognized as revenue on a straight-line basis over the ten-year term of the manufacturing and supply agreement (see Note 3 of Notes to Consolidated Financial Statements for further discussion).
     Licensing, Royalties and Other Revenue
     In 2005, we earned $58.2 million in licensing, royalties and other revenue, compared to $47.7 million in 2004. Licensing, royalties and other revenues were as follows (in thousands):

Company	Product(s)	2005	2004
First Horizon	Altoprev	$17,106	$—
First Horizon	Fortamet	13,443	—
KUDCo	Generic Prilosec	7,160	8,157
Mallinckrodt	Generic Anexsia	7,004	3,328
Takeda	Pioglitazone/ extended-release metformin	5,281	—
Teva/Impax	Generic Wellbutrin SR150 mg/Zyban	3,567	33,234
Ranbaxy	Generic Monopril-HCT	2,254	1,212
Teva	Generic oral contraceptives	2,175	737
Other	Various	239	1,081

		$58,229	$47,749

     Licensing, royalties and other revenue associated with the generic version of Prilosec for 2004 included an allocation to us of $3.0 million made by Kremers Urban Development Company (KUDCo) related to its June 2004 $50 million settlement of patent infringement litigation with Mylan Laboratories, Inc. and Esteve Quimica S.A., partially offset by a $2.5 million reversal of sales allowances previously recorded by KUDCo. Our profit participation under our agreement with KUDCo ceased in February 2006. KUDCo’s sales allowances reported to us are currently being reviewed by an independent third party, consistent with the terms of the agreement.
     Mallinckrodt has recently informed us that it is seeking termination of our agreement and a refund of royalties it paid for the second and third quarters of 2005, which totaled $3.8 million, and that it plans to withhold payment of $1.7 million in royalties for the fourth quarter of 2005 as a result of our alleged failure to use commercially reasonable efforts in marketing Anexsia. We disputed Mallinckrodt’s claims, and in February 2006 instituted a declaratory action against Mallinckrodt to enforce the terms of the agreement. In March 2006, Mallinckrodt filed suit against us arising from the same dispute referenced above.
     We have recorded as licensing, royalties and other revenue contract R&D services rendered to Takeda, consisting primarily of labor and overhead associated with the development of a combination product consisting of Takeda’s Actos (pioglitazone) and our approved 505(b)(2) NDA extended-release metformin.
     Our profit participation under our agreements with Teva and Impax related to generic versions of Wellbutrin SR 150mg and Zyban expired in September and November 2004, respectively. These agreements allowed for a 90-day period following the expiration of the profit participation to, among other things, adjust sales allowances. In 2005, based on the results of a review performed as allowed under the agreements, we recorded a reversal of sales allowances previously recorded of $3.6 million.
     We have recorded as licensing, royalties and other revenue R&D services rendered to Teva associated with the development of generic versions of oral contraceptive products.

     Revenues and Costs Related to First Horizon
     In 2005, licensing, royalties and other revenue from our agreements with First Horizon were $30.5 million, which generated a gross profit of $5.0 million. The following is a summary of revenues related to First Horizon for 2005 (in thousands):

Contract manufacturing revenue	$16,058
Amortization of deferred revenue	6,375
Licensing and royalties	8,116

Total revenue	$30,549

     Cost of goods sold in 2005 included royalties and product rights amortization related to Fortamet, resulting from our agreement with Sandoz. For further discussion of the First Horizon transaction, see Note 3 of Notes to Consolidated Financial Statements.
SG&A
     SG&A were $180.5 million, or 17.3% of total revenues for 2005, compared to $209.0 million, or 18.3% of total revenues for 2004. This decrease of $28.5 million was primarily attributable to a decrease in brand SG&A of $46.5 million, partially offset by an increase in corporate overhead of $10.5 million, an increase in distribution SG&A of $5.7 million, and an increase in generic SG&A of $1.4 million.
     The decrease in brand SG&A was primarily attributable to a decrease in brand sales force expenses resulting from a reduction in brand sales representatives during the 2005 first quarter and the termination of substantially all brand business employees effective May 2005, partially offset by charges recorded in 2005 associated with the disposition of our brand business, including personnel related charges for severance, performance incentives and retention of approximately $10.0 million, a $2.3 million charge related to sample inventory for Altoprev and Fortamet, and a non-cash charge of $443,000 related to leased facilities.
     The increase in corporate overhead of $10.5 million was mainly due to costs of $9.3 million associated with the separation agreement entered into with our former Executive Vice President, General Counsel and Secretary, $7.0 million of which was a non-cash charge (see Note 14 of Notes to Consolidated Financial Statements), as well as increased costs of $3.2 million associated with the support and maintenance of our JD Edwards Enterprise Resource Planning (ERP) system, primarily wages and professional services, and increased employee benefit costs of $1.3 million, primarily related to 401(k) plan costs, partially offset by a reduction in insurance expense of $2.1 million, primarily related to directors and officers liability insurance, and a $1.7 million charge for severance and benefits for our former CEO recorded in the 2004 first quarter.
     The increase in distribution SG&A of $5.7 million was primarily due to increased wages and benefits of $4.2 million, including increased 401(k) plan costs, and increased freight costs of $1.3 million primarily due to increased fuel prices. In our distribution business located in Weston, Florida and Grand Island, New York, we employed an average of approximately 230 sales and support staff in both 2005 and 2004.
     The increase in generic SG&A of $1.4 million was primarily related to increased legal fees of $1.8 million mainly due to patent litigation, and increased bad debt expense of $792,000, partially offset by decreased insurance costs of $878,000, primarily product liability insurance.

R&D
     R&D costs were $44.4 million for 2005, compared to $41.2 million in 2004, an increase of $3.2 million, or 7.8%. The increase in R&D spending was attributable to an increase in our generic (ANDA) R&D of $9.3 million, and an increase in contract services R&D of $1.7 million due to increased experimental lot expense for Takeda, partially offset by the absence of brand R&D in 2005. The increase in generic R&D was primarily due to increases in consulting fees of $1.8 million in order to improve our R&D operations, facility costs of $1.7 million, experimental lot expense of $1.6 million, wages and benefits of $1.5 million, and depreciation and amortization of $1.2 million. We submitted seven ANDAs to the FDA in 2005 and 14 ANDAs in 2004.
     Our R&D efforts are currently focused on developing controlled-release generic products, using our proprietary, controlled-release drug delivery technologies, as well as oral contraceptives and selective immediate-release products. We are also working on the development of a combination product comprised of Actos (pioglitazone), marketed by Takeda, and our approved 505(b)(2) NDA extended-release metformin product. For 2005, we earned $7.5 million for R&D services rendered to Takeda and Teva, recorded in licensing, royalties and other revenue.
Other Operating Expenses
     The Brand Business Segment included $26.3 million of goodwill, which we evaluated for impairment subsequent to the First Horizon transaction. The remaining Entex and Anexsia brand product lines do not require sales force promotion. As a result, in the first quarter of 2005, we made the decision to terminate substantially all of our brand business employees, which effectively completed the disposition of the brand business. Consequently, the brand business goodwill was deemed to have no implied fair value. Accordingly, in the 2005 first quarter, we recorded a non-cash goodwill impairment charge of $26.3 million (see Note 3 of Notes to Consolidated Financial Statements).
     In 2004, litigation settlements and other charges were $7.8 million and included settlement costs of $6.0 million related to the Kos trademark litigation and $1.6 million related to the Alpharma breach of contract litigation.
Equity in Earnings of Unconsolidated Joint Ventures
     Equity in earnings of our unconsolidated joint ventures (ANCIRC and CARAN) in 2005 was $3.3 million, compared to $4.5 million in 2004. The $1.2 million decrease is primarily due to a decrease in CARAN’s gross profit on sales of generic Mevacor. ANCIRC is a 50/50 joint venture with Watson Pharmaceuticals, Inc. and CARAN is a 50/50 joint venture with Carlsbad Technologies, Inc.
Interest Income
     Interest income was $11.1 million in 2005, compared to $4.1 million in 2004. The $7.0 million increase in interest income is primarily the result of the higher average level of cash, cash equivalents and total investments available-for-sale maintained during 2005 compared to 2004, as well as an increase in interest rates. We invest in short-term and long-term taxable, tax-advantaged and tax-free investment grade securities.
Interest Expense
     Interest expense was $1.9 million in 2005, compared to $2.6 million in 2004. Interest expense was primarily related to the unused line fee and amortization of issuance costs related to the secured line of credit we terminated as of October 19, 2005, and, to a lesser extent, financing charges on capital lease obligations and certain insurance premiums.

Write-Off of Unamortized Issuance Costs upon Termination of Credit Facility
     On September 23, 2005, we gave notice that we were terminating our credit facility. Accordingly, in the 2005 third quarter, we wrote-off unamortized debt issuance costs of $1.2 million. The termination was effective October 19, 2005.
Income Taxes
     For 2005, we generated an income tax benefit of $41.6 million compared to an expected income tax expense at the annual effective federal tax rate of 35%. The 2005 operations generated $7.9 million of federal and state income tax expense, which is offset by the reversal of liabilities for uncertain tax positions and the benefit from the recognition of a net operating loss carryforward in the first quarter of 2005 as a result of the IRS’s completion of its audit of our 2003 income tax return.
     Our 2003 income tax return reflected a tax loss of approximately $63 million, tax effected, as the result of certain ordinary business developments. At that time, we believed the tax loss was appropriate and deductible. Nevertheless, due to the complexity of the tax rules and likelihood of a review and subsequent challenge by the taxing authorities, we recorded a liability to fully offset the resulting 2003 and 2004 income tax benefits. As of December 31, 2004, we had recorded a liability of $31.3 million related to this uncertain tax position that was included in accrued expenses and other liabilities in our Consolidated Balance Sheet. In April 2005, the IRS disallowed a portion of the 2003 loss in the amount of $14.8 million, tax effected, and completed their examination of our 2003 income tax return. Due to the resolution of the 2003 tax loss with the IRS and the completion of the 2003 examination, in the first quarter of 2005, we recognized a tax benefit of approximately $49.0 million as a result of the reversal of previously recorded liabilities for uncertain tax positions of $32.4 million and recognition of an additional $16.6 million net operating loss carryforward, tax effected. Excluding the impact from the resolution of the 2003 loss and the reversal of liabilities for uncertain tax positions, our effective tax rate for 2005 would have been 38%.
     For 2004, we provided $28.4 million for income taxes or 30% of income before income taxes. This provision was less than the expected annual effective federal tax rate of 35% primarily due to the reversal of $7.9 million of liabilities for uncertain tax positions as a result of the IRS’ proposed settlement of certain matters related to the 1999 to 2002 audit, to which we agreed, partially offset by the effect of state income taxes (see Note 13 of Notes to Consolidated Financial Statements).
     The IRS is in the process of concluding their audits for the years 1999 through 2002. During those years, despite our belief that our tax return positions are correct, we established liabilities for uncertain tax positions that may become payable in the event our positions are not upheld.

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 (2003)
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
Andrx Products
     Generic Products
     For 2004, revenues from our generic products increased by 34.2% to $360.6 million, compared to $268.7 million in 2003.
     Revenues from our generic controlled-release products were $271.7 million for 2004, compared to $208.9 million in 2003, an increase of $62.8 million, or 30.1%. The increase in revenues was primarily due to an increase of $63.5 million from the inclusion of a full year of revenues of certain products launched in 2003, including generic versions of Glucotrol XL (supplied by Pfizer and launched in November 2003), OTC generic Claritin-D 24 (launched in June 2003), and Tiazac (launched in April 2003). Revenues from controlled-release products launched in 2004 were $2.3 million, while revenues from existing controlled-release products decreased by $3.0 million. This decrease primarily resulted from $8.5 million in decreased revenues from our generic version of Cardizem CD ($8.7 million in price decreases, partially offset by $205,000 in volume increases), partially offset by $6.1 million in increased revenues from our generic version of K-Dur ($4.0 million in volume increases and $2.1 million in price increases).
     Revenues from our generic immediate-release and oral contraceptive products were $72.7 million for 2004, compared to $46.1 million in 2003, an increase of $26.6 million, or 57.5%. The increase was mainly due to $27.7 million of revenues generated from products launched in 2004 (primarily generic versions of Paxil, supplied by Genpharm, Vicoprofen, and OTC Claritin RediTabs).
     Revenues from our other products were $16.3 million for 2004, compared to $13.6 million in 2003. The increase was mainly due to increases in revenues from our Entex product line primarily due to the introduction of reformulated versions of two Entex products in November 2003.
     Sales allowances as a percentage of gross revenues decreased by 4.9% to 27.4% in 2004, from 32.3% in 2003. The decrease was primarily attributable to a decrease in customer rebates of 3.9% as a percentage of gross revenues, which was mainly due to a change in product mix.
     In 2004, our generic products generated $133.6 million of gross profit with a gross margin of 37.0%, compared to $124.5 million of gross profit with a gross margin of 46.4% in 2003. The $9.1 million increase in gross profit from our generic products for 2004, compared to 2003, resulted primarily from $29.2 million in gross profit related to the inclusion of a full year of gross profit of products launched in 2003 (mainly generic versions of Glucotrol XL, Tiazac, and OTC Claritin-D 24), and $9.6 million in gross profit related to 2004 product launches (primarily generic versions of Paxil, OTC Claritin RediTabs, and Vicoprofen), partially offset by reductions in gross profit from existing generic products of $4.3 million and increased charges to cost of goods sold of $25.5 million, mainly due to the $14.5 million impairment charge related to our North Carolina facility in 2004, a $3.5 million impairment charge for our Entex product rights in 2004, a $4.4 million increase in consulting fees to improve our quality and manufacturing processes, increased charges related to production of commercial inventories, increased charges related to pre-launch inventories, and increased under-utilization and inefficiencies at our manufacturing facilities.
     We recorded a $14.5 million impairment charge related to our North Carolina facility as a result of our June 2004 determination that we would discontinue renovation of our North Carolina facility. As we believe that it is more likely than not that this facility will be sold, we reduced the carrying value of this facility to an amount equal to its estimated fair value at that time based on independent appraisals, resulting in a $14.5 million impairment charge to cost of goods sold.
     In June 2004, as a result of the FDA Approval of an NDA for an OTC product containing the same active ingredients as our Entex PSE prescription product, we recorded a charge of $3.5 million to our cost of goods sold related to the impairment of our Entex product rights. The charge was originally recorded as part of the brand product cost of goods sold, but has been reclassified to the generic products cost of goods sold herein. This charge represented the difference between the carrying amount and the fair value of the Entex product rights based on the present value of estimated future cash flows. According to FDA guidance, once FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as our Entex product line, may be subject to FDA action. In addition, though we had historically amortized our Entex product rights over a ten-year period on a straight-line basis, the continued viability of the Entex line of products, including Entex LA, became uncertain. As a result, in July 2004, we began amortizing the remaining carrying amount of our Entex product rights over 18 months and the amortization expense related to our Entex product rights increased by $3.1 million to $4.5 million on an annual basis.
     In 2004, we recorded charges directly to cost of goods sold of $13.4 million related to production of commercial inventories, $11.0 million related to pre-launch inventories, $5.2 million related to consulting fees to improve our quality and manufacturing processes, and $8.2 million for under-utilization and inefficiencies at our manufacturing facilities. In 2003, we recorded charges directly to cost of goods sold of $10.5 million related to production of commercial inventories, $6.9 million related to pre-launch inventories, $876,000 related to consulting fees to improve our quality and manufacturing processes, $4.7 million for under-utilization and inefficiencies at our manufacturing facilities, and $3.9 million related to certain machinery and equipment, a significant portion of which related to the manufacture of generic Prilosec, which we did not launch.
     The decrease in gross margin from our generic products for 2004 compared to 2003, resulted primarily from the inclusion of sales from generic versions of Glucotrol XL, supplied by Pfizer and Paxil, supplied by Genpharm, respectively, which generate lower gross margins than our other generic products, as well as the charges to cost of goods sold discussed above. Pursuant to our agreement, our profit share from Perrigo’s sales of our OTC Claritin products decreased in 2004 as a result of additional competitors entering the market.
     Brand Products
     For 2004, revenues from our brand products increased by $28.1 million or 85.3% to $61.1 million, from $33.0 million in 2003. The increase was primarily attributable to Altoprev, whose revenues increased by $21.6 million, both as a result of increases in unit volume ($13.4 million) and price ($8.2 million), as well as revenues of $8.1 million from Fortamet, which was launched in May 2004.
     Sales allowances as a percentage of gross revenues increased by 9.5% to 26.9% from 17.4% in 2003. The increase was primarily attributable to increased returns allowances of 4.6% as a percentage of gross revenues, increased discounts of 2.9% as a percentage of gross revenues, and increased Medicaid rebates of 1.3% as a percentage of gross revenues. The increase in returns allowances as a percentage of gross revenues was mainly due to increased provisions for returns of our cholesterol-lowering product as a result of the name change to Altoprev in June 2004. The increase in discounts as a percentage of gross revenues was mainly due to increased discounts offered as a result of the name change to Altoprev in June 2004 and the launch of Fortamet in May 2004. The increase in Medicaid rebates as a percentage of gross revenues was mainly due to additional rebate agreements in 2004 and the January 2004 price increases of our Altoprev product, which increased the prescribed rebates payable to state Medicaid agencies.
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
     In 2004, our brand products generated $40.0 million of gross profit with a gross margin of 65.5%, compared to $24.9 million of gross profit with a gross margin of 75.4% for 2003. The $15.1 million increase in gross profit for 2004 generally resulted from a $17.5 million increase in gross profit from Altoprev, and $4.2 million in gross profit from Fortamet, which was launched in May 2004, partially offset by approximately $5.2 million in increased charges directly to cost of goods sold mainly for charges related to production of commercial inventory and product expiration issues. Cost of goods sold in 2004 included royalties accrued related to revenues from Fortamet, as well as amortization of the product rights we acquired for this product.
     The decrease in gross margin from our brand products for 2004, compared to 2003, resulted primarily from the charges to cost of goods sold and the launch of Fortamet. Fortamet carries a lower gross margin due to our annual guaranteed minimum royalty to Sandoz, $3.0 million in year one, and the amortization of the related product rights, on a straight-line basis, over the three-year market exclusivity period it was granted by FDA.
Licensing, Royalties and Other Revenue
     In 2004, we earned $47.7 million in licensing, royalties and other revenue, compared to $87.6 million in 2003. Licensing, royalties and other revenues were as follows (in thousands):

Company	Product(s)	2004	2003
Teva/Impax	Generic Wellbutrin SR150 mg /Zyban	$33,234	$—
KUDCo	Generic Prilosec	8,157	76,658
Mallinckrodt	Generic Anexsia	3,328	1,851
Ranbaxy	Generic Monopril-HCT	1,212	—
Armstrong	Generic Albuterol	—	3,802
Teva	Generic oral contraceptives	737	—
Takeda	Pioglitazone/extended-release metformin	—	375
Other	Various	1,081	4,902

		$47,749	$87,588

     Pursuant to our July 2003 Exclusivity Agreement with Impax and Teva, in March 2004 and May 2004, we relinquished our rights to the 180-day period of market exclusivity for generic Wellbutrin SR 150mg and generic Zyban, respectively. Teva launched Impax’s generic Wellbutrin SR and Zyban products in the first and second quarters of 2004, respectively, which entitled us to receive a share of the profits, as defined, derived from Teva’s sale of generic Wellbutrin SR 150mg and Zyban until September 2004 and November 2004, respectively.
     The licensing revenue earned from KUDCo in 2004 included the effect of KUDCo’s $2.5 million reversal of previously recorded sales allowances, and a net $3.0 million charge related to KUDCo’s June 2004 settlement of patent infringement litigation with Mylan Laboratories, Inc. and Esteve Quimica S.A. The licensing rate due from KUDCo decreased from 15% to 9% in June 2003, and further decreased in February

2004 to 6.25%, where it remained until our profit participation ceased in February 2006. Licensing revenues were further reduced as a result of competition.
     In 2003, licensing, royalties and other revenue included the sales of certain raw materials at our former Massachusetts aerosol manufacturing operations and from our POL web portal, both of which were divested in the 2003 fourth quarter. In 2003, cost of goods sold related to licensing, royalties and other revenues included $7.9 million relating to the write-down of certain assets at our former Massachusetts aerosol facility, primarily inventories and property, plant and equipment, and severance costs, as well as $4.3 million of charges related to under-utilization and inefficiencies at our former Massachusetts aerosol facilities.
SG&A
     SG&A were $209.0 million, or 18.3% of total revenues for 2004, compared to $213.3 million, or 20.4% of total revenues for 2003. For both periods, SG&A included expenses related to the administration, marketing, sale, distribution and warehousing of distributed products and our brand and generic products, corporate overhead and legal costs (primarily patent infringement and antitrust matters related to our ANDA filings). The decrease in SG&A in 2004, compared to 2003, was primarily attributable to decreases in corporate legal costs of $9.2 million and brand sales force expenses of $9.1 million, partially offset by increases in other brand SG&A of $2.6 million and other corporate overhead of $12.1 million, (primarily increased spending for information systems mainly due to the JD Edwards implementation, severance paid to our former CEO and spending related to Section 404 of the Sarbanes-Oxley Act of 2002).
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
R&D
     R&D costs were $41.2 million for 2004, compared to $52.2 million for 2003, a decrease of $11.0 million. R&D in 2004 primarily related to our generic (ANDA) product development program. The decrease in R&D spending was attributable to a $14.0 million reduction in brand R&D, partially offset by an increase in generic R&D spending of $3.0 million. We submitted 14 ANDAs to the FDA in 2004 and 12 ANDAs in 2003.
Litigation Settlements and Other Charges
     Litigation settlements and other charges were $7.8 million for 2004, compared to $8.8 million for 2003. Our 2004 expense primarily included settlement costs of $6.0 million related to the Kos trademark litigation and $1.6 million related to the Alpharma breach of contract litigation. Our 2003 expense related to various legal claims, including the negotiated settlement of an obligation to one of our law firms with respect to our generic version of Tiazac.
Equity in Earnings of Unconsolidated Joint Ventures
     Equity in earnings of our unconsolidated joint ventures in 2004 was $4.5 million, compared to $5.1 million in 2003. The 2004 decrease was primarily due to a $1.1 million decrease in our share of ANCIRC’s gross profit on sales of generic Oruvail, partially offset by a $748,000 increase in our share of CARAN’s gross profit on sales of generic Mevacor, which was launched in the second quarter of 2003. ANCIRC’s sales of generic Oruvail generate a higher gross margin than CARAN’s sales of generic Mevacor.

Interest Income
     Interest income was $4.1 million in 2004, compared to $2.2 million in 2003. The $1.9 million increase in interest income was primarily the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during 2004, compared to 2003. We invest in taxable, tax-advantaged and tax-free investment grade securities.
Interest Expense
     Interest expense was $2.6 million in both 2004 and 2003. Interest expense in 2004 and 2003 was primarily related to the unused line fee and amortization of issuance costs related to our secured line of credit, and, to a lesser extent, financing charges on capital lease obligations and certain insurance premiums.
Gains on Sale of Assets
     Gains on sale of assets for 2003 included a gain on the sale of the POL web portal of $344,000, a gain of $875,000 on the sale of certain brand marketing rights and a gain of $3.7 million associated with the sale of the Massachusetts aerosol manufacturing operation.
Income Taxes
     For 2004, we provided $28.4 million for income taxes or 30% of income before income taxes. This provision was less than the expected annual effective federal tax rate of 35% primarily due to the reversal of $7.9 million of liabilities for uncertain tax positions as a result of the IRS’ proposed settlement of certain matters related to the 1999 to 2002 audit, to which we agreed, partially offset by the effect of state income taxes (see Note 13 of Notes to Consolidated Financial Statements). For 2003, we provided $30.0 million for income taxes or 38% of income before income taxes. This provision exceeded the expected annual effective federal statutory rate of 35%, primarily due to the effect of state income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
     Net cash provided by operating activities was $124.7 million in 2005, $87.9 million in 2004, and $143.2 million in 2003.
     In 2005, net cash provided by operating activities of $124.7 million primarily resulted from net income of $62.5 million, as adjusted for non-cash items, as well as increases in accounts payable and deferred revenue of $63.9 million and $10.0 million, respectively, partially offset by increases in accounts receivable and inventories of $23.9 million and $23.2 million, respectively. The increases in accounts payable and inventories primarily resulted from our distribution business (i) strategically participating in purchase opportunities available due to high levels of competition, which yielded, among other things, incremental volume rebates, (ii) increasing its levels of significant products to better support service levels, and (iii) increasing its levels of Schedule II controlled substances (CII) to support its electronic Controlled Substances Ordering System (CSOS) launched in October 2005. The increase in deferred revenue relating to operating activities represents the second $10.0 million development milestone associated with our agreement with Takeda. Significant non-cash items included impairment charges of $38.2 million (including $26.3 million related to the brand business goodwill and $10.0 million related to our North Carolina facility), depreciation and amortization of $35.5 million, and compensation expense related to stock options associated with the separation agreement entered into with our former Executive Vice President, General Counsel and Secretary of $7.0 million, partially offset by deferred income tax benefit of $12.0 million and change in liabilities for uncertain tax positions of $32.8 million primarily, as a result of the IRS’ completion of their audit of our 2003 tax return, and amortization of deferred revenue of $6.5 million.

     In 2004, net cash provided by operating activities of $87.9 million primarily resulted from net income of $65.7 million, as adjusted for non-cash items, and decreases in prepaid and other current assets of $13.4 million, partially offset by decreases in accounts payable of $43.2 million and accrued expenses and other liabilities of $28.3 million. Decreases in prepaid and other current assets were primarily due to the collection of the $9.7 million advance to Impax in 2004. Decreases in accounts payable were mainly due to payments to Pfizer for prior year generic Glucotrol XL purchases made in connection with the November 2003 product launch. Decreases in accrued expenses and other liabilities were mainly due to payment of litigation settlements. Significant non-cash items included depreciation and amortization of $34.6 million, impairment charges of $18.5 million mainly related to our North Carolina facility and Entex products of $14.5 million and $3.5 million, respectively, deferred income tax provision of $8.9 million, and change in liabilities for uncertain tax positions of $17.8 million.
     In 2003, net cash provided by operating activities of $143.2 million included net income of $48.2 million, as adjusted for non-cash items, increases in accounts payable of $69.1 million, an income tax refund of $51.7 million, and an increase in deferred revenue of $10.0 million related to the first $10.0 million development milestone associated with our agreement with Takeda, partially offset by increases in inventories of $72.3 million. Significant non-cash items included depreciation and amortization of $29.1 million, deferred income tax provision of $12.9 million, change in liabilities for uncertain tax positions of $17.2 million, and other non-cash impairment charges of $12.1 million primarily related to our Internet and Massachusetts aerosol manufacturing operations and Florida machinery and equipment. The increases in inventories and accounts payable were primarily related to the launch of generic Glucotrol XL, purchased from Pfizer.
Investing Activities
     Net cash used in investing activities was $137.6 million in 2005, $119.7 million in 2004, and $105.9 million in 2003.
     In 2005, net cash used in investing activities of $137.6 million primarily consisted of $204.2 million in net purchases of total investments available-for-sale, $29.0 million in purchases of property, plant and equipment and $4.6 million in payment for product rights, primarily a partial payment of marketing rights to Amphastar for their generic version of Lovenox, partially offset by $85.0 million in proceeds from the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products, recorded as deferred revenue, and $10.0 million refunded by Pfizer to us in February 2005 as a result of the January 2005 termination of our supply and distribution agreement for Cardura XL. Our purchases of property, plant and equipment primarily relate to capital investments in our manufacturing and R&D facilities in Florida.
     In 2004, net cash used in investing activities of $119.7 million consisted of $88.3 million in purchases of property, plant and equipment, $31.2 million in net purchases of total investments available-for-sale and $5.4 million for the acquisition of product rights, offset by $5.2 million in proceeds from distributions of unconsolidated joint ventures. Our purchases of property, plant and equipment primarily relate to capital investments in our manufacturing and R&D facilities in Florida and the renovation of our North Carolina manufacturing facility (prior to the decision in June 2004 to discontinue renovations).
     In 2003, net cash used in investing activities of $105.9 million consisted of $39.5 million in purchases of property, plant and equipment, $66.9 million in net purchases of total investments available-for-sale, and $10.1 million in acquisition of product rights, including the payment of $10.0 million to Pfizer related to our supply and distribution agreement for Cardura XL, offset by $5.9 million in proceeds from the sale of assets and $4.6 million in proceeds from distributions of unconsolidated joint ventures. Our purchases of property, plant and equipment were primarily from capital investments in our manufacturing and R&D facilities in Florida and the renovation of our North Carolina manufacturing facility, which we ceased in 2004.

Financing Activities
     Net cash provided by financing activities was $4.7 million in 2005, $6.6 million in 2004, and $3.8 million in 2003.
     In 2005, net cash provided by financing activities of $4.7 million consisted of $5.2 million in proceeds from issuances of shares of common stock from exercises of stock options, and $1.0 million in proceeds from issuances of shares of common stock under the employee stock purchase plan, partially offset by $1.5 million in principal payments on capital lease obligations.
     In 2004, net cash provided by financing activities of $6.6 million consisted of $6.0 million in proceeds from issuances of shares of common stock from exercises of stock options, and $1.5 million in proceeds from issuances of shares of common stock under the employee stock purchase plan, offset by $900,000 in principal payments on capital lease obligations.
     In 2003, net cash provided by financing activities of $3.8 million consisted of $3.4 million in proceeds from issuances of shares of common stock from exercises of stock options, $1.2 million in proceeds from issuances of shares of common stock under the employee stock purchase plan, offset by $843,000 in principal payments on capital lease obligations.
Sufficiency of Capital Resources
     As of December 31, 2005, we had $405.1 million in cash, cash equivalents and investments available-for-sale, and $490.5 million in working capital.
     Our most significant 2006 cash requirement will be for facilities, machinery and equipment related to the expansion of our Florida manufacturing facilities. Capital expenditures are currently estimated to be approximately $47 million in 2006. While we have not been required to make income tax payments over the past three years, with the exception of Alternative Minimum Tax payments, we anticipate that we will begin to make income tax payments in 2006. At the end of 2005, our distribution business (i) strategically participated in purchase opportunities available due to high levels of competition, which yielded, among other things, incremental volume rebates, (ii) increased its levels of significant products to better support service levels, and (iii) increased its levels of Schedule II controlled substances (CII) to support its electronic CSOS launched in October 2005, resulting in significantly higher accounts payable at December 31, 2005, which will be paid in the first quarter of 2006.
     On March 12, 2006, we entered into an agreement and plan of merger with Watson whereby each share of our common stock outstanding immediately prior to the merger will be converted into $25.00 in cash. The merger agreement contains certain termination rights for both Watson and us. Upon termination of the merger agreement under specified circumstances, we may be required to pay Watson a termination fee of $70.8 million.
     In September 2005, we learned that the FDA had placed us in OAI status relating to the FDA’s May 2005 cGMP inspection of our Davie, Florida manufacturing facility and the related issuance of a Form 483 List of Inspectional Observations. The effect of this designation is that until the FDA is satisfied with (i) our responses to the inspectional observations and (ii) the results of their inspection of our facility, which commenced on March 6, 2006, FDA approval of our submitted ANDAs will be withheld. In the interim, we continue to submit new ANDAs and the FDA continues to review our applications. Additionally, in January 2006, the FDA conducted a limited regulatory inspection related to adverse drug event reporting and customer complaint handling and issued a Form 483 List of Inspectional Observations. On February 10, 2006, we responded in writing to the Form 483 List of Inspectional Observations. If, following the current inspection, the FDA determines that our compliance is not satisfactory, they are likely to continue to withhold approval of our pending ANDAs and could initiate enforcement actions to address any cGMP or other violations. Such enforcement action could have a material adverse effect on our business and consolidated financial statements.
     In connection with our agreements with First Horizon for the sale and licensing of certain rights and assets related to Altoprev, we received $35 million in proceeds, which are refundable if certain supply requirements, as defined, are not maintained over a specified period. This contingency abates ratably over a 30-month period beginning on August 1, 2005.

     The IRS is in the process of concluding their audits for the years 1999 through 2002. During those years, despite our belief that our tax return positions are correct, we established liabilities for uncertain tax positions that may become payable in the event our positions are not upheld. As of December 31, 2005, we had remaining liabilities for uncertain tax positions of $22.6 million included in accrued expenses and other liabilities in the Consolidated Balance Sheet. While it is difficult to predict the final outcome of any particular tax matter, we believe our tax liabilities are adequate. Our liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.
     On December 30, 2002, we entered into a four-year, secured revolving line of credit facility for up to an aggregate amount of $185.0 million. This credit agreement was terminated effective October 19, 2005.
     Our contractual obligations as of December 31, 2005 were as follows:

	Payment due by period
	($ in thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating lease obligations	$128,189	$11,274	$22,253	$18,487	$76,175
Purchase obligations	1,950	1,950	—	—	—

Total	$130,139	$13,224	$22,253	$18,487	$76,175

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
     Merger Agreement With Watson Pharmaceuticals, Inc.
     On March 12, 2006, we entered into an agreement and plan of merger with Watson Pharmaceuticals, Inc. whereby each share of our common stock outstanding immediately prior to the merger will be converted into $25.00 in cash. Consummation of the merger is subject to the satisfaction of certain customary closing conditions including, among others, (i) approval of the merger by Andrx’s stockholders, (ii) the expiration of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and (iii) no material adverse effect, as defined.
     FDA Status
     In September 2005, we learned that the FDA had placed us in OAI status relating to the FDA’s May 2005 cGMP inspection of our Davie, Florida manufacturing facility and the related issuance of a Form 483 List of Inspectional Observations. The effect of this designation is that until the FDA is satisfied with (i) our responses to the inspectional observations and (ii) the results of their inspection of our facility, which commenced on March 6, 2006, FDA approval of our submitted ANDAs, will be withheld. In the interim, we continue to submit new ANDAs and the FDA continues to review our applications. Additionally, in January 2006, the FDA conducted a limited regulatory inspection related to adverse drug event reporting and customer complaint handling and issued a Form 483 List of Inspectional Observations. On February 10, 2006, we responded in writing to the Form 483 List of Inspectional Observations. If, following the current inspection, the FDA determines that our compliance is not satisfactory, they are likely to continue to withhold approval of our pending ANDAs and could initiate enforcement actions to address any cGMP or other violations.

     Distributed Products
     We believe revenues from our pharmaceutical distribution business will continue to be impacted at a rate generally consistent with trends of the overall generic industry. Sales prices for generic products may decline from competition among generic manufacturers, including authorized generics of brand companies. Revenues from our distribution operations are affected, in large part, by our participation in the launch of new generic products by other generic manufacturers and price erosion generally related to the commencement and extent of competition for these products and the other products we currently distribute, and are subject to changes in market share. Over the past 18 months, we have experienced a higher level of price erosion than in previous periods. Published data estimates that brand products with current annual sales of $43 billion may be subject to generic competition, as follows: $23 billion in 2006 and $20 billion in 2007. Although generic versions of high sales volume brand products are expected to be launched in the next few years, there is no assurance when such launches will occur and, if they occur, what will be the level of price erosion on these products in the pursuit of market share.
     When we participate in the distribution of generic products that face limited competition, we generally generate higher revenues and lower gross margins. When products encounter higher levels of competition, the resulting lower prices generally result in lower revenues, but higher gross margins, as we generally are able to purchase such products at relatively more competitive prices. During 2005, revenues for our distribution operations decreased 1.3% to $667.7 million from $676.3 million in 2004. However, the 2005 gross profit of $132.9 million exceeded the 2004 gross profit of $124.8 million by $8.1 million or 6.5%. The gross margin in 2005 of 19.9% was at the higher end of the historical range.
     Our distribution business competes with, among others, a number of large wholesalers that market, among other items, both brand and generic pharmaceutical products to pharmacy customers. As generic products generally have higher gross margins, such large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a large portion of their generic pharmaceutical products from the primary wholesaler. As we do not offer both brand and generic products to our customers, we are at times competitively disadvantaged and must compete with these wholesalers based upon (i) our very competitive pricing for generic products, (ii) greater service levels and (iii) our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. The large wholesalers have historically not used telemarketers to sell to their customers, but may do so in the future. Additionally, generic manufacturers are increasingly marketing their products directly to smaller chains and thus increasingly bypassing wholesalers and distributors. Also, increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.
     In recent years, electronic ordering (Internet and Palm-ordering devices) by our customers has become significant in our distribution operations. During 2005 and 2004, approximately 30% and 25%, respectively, of sales from our distribution operations were generated through our order entry Internet sites, AndaNet.com and VIPPharm.com, and our Palm-ordering devices, AndaConnect and VIPConnect. Furthermore, with our electronic CSOS launched in October 2005, we now distribute Schedule II controlled substances (CII) via electronic orders to approved pharmacies, distributors and manufacturers. We believe we currently enjoy a competitive advantage as we were one of the first distributors or wholesalers to enable pharmacy customers to eliminate the use of the paper Drug Enforcement Agency (DEA) 222 forms to order this category of brand and generic products.
     In the third quarter of 2005, we ceased the distribution of certain brand products, which had provided minimal contribution to gross profits. Revenues for such products were $12.3 million in 2005. In the third quarter of 2005, we also ceased distribution to Internet pharmacies and certain pain clinics, which generated net sales of $24.7 million in 2005. We will continue to evaluate profitability generated from the sales of certain current products and sales to certain current customer classes while we evaluate expanding into new products and customer classes. We also will continue to explore various means to leverage our distribution capabilities and infrastructure, including potential acquisitions.

     Our distribution operations and our customers are subject to various regulatory requirements, including requirements from the DEA, FDA and State Boards of Pharmacy and Health, among others. The State of Florida Board of Health revised the laws (effective July 1, 2006) regarding pedigree for distributors licensed in the State of Florida. Pursuant to the law, distribution companies like us are required to maintain and provide records on the chain of custody of the pharmaceutical products we distribute, beginning with our purchase from the manufacturer to the final sale to a pharmacy or other person administering, or dispensing the pharmaceutical product. Although the administration of the records will require that we hire additional personnel, these laws will not have a material impact upon our purchasing practices. Additionally, other states have, or are, enacting similar pedigree laws.
     Our distribution business plays a significant role in the sale of our current generic products and can similarly benefit our collaborative partners’ products. For external financial reporting purposes, this segment’s financial results do not include its participation in the distribution of our generic products. Such revenues are classified as Andrx product revenues in our Consolidated Statements of Income.
     Andrx Products - Generic
     The generic pharmaceutical industry is highly competitive and selling prices are often subject to significant and rapid declines as a result of competition among existing competitors or new competitors entering the market. In our generic sales efforts, we compete with domestic and international companies, including brand pharmaceutical companies that sell their brand product as an authorized generic through partners and/or their own generic affiliates. Many of these competitors offer a wider variety of generic products to their customers. In addition, an increasing number of generic companies, including us, manufacture, or are seeking to manufacture, their products in countries such as India where, among other things, API are produced and finished product can be manufactured at a significantly lower cost. Our generic controlled-release and oral contraceptive products are complex and difficult to develop and manufacture. As a result, we believe that our products may face a relatively limited number of competitors compared to other generic products, primarily immediate-release products. In addition, we believe that little to none of the generic oral contraceptive products currently sold in the U.S. are manufactured in offshore facilities.
     As brand products’ patents and other bases for market exclusivity expire, generic competitors enter the marketplace and compete for market share from a limited number of large customers, which generally results in erosion of both unit price and market share. In our generic sales efforts, we sell our generic products, to among others, warehousing chains, Managed Care Organizations (MCOs), mail order pharmacies, governmental agencies, as well as to the major wholesalers, with whom we compete in our distribution operations. Since this distribution network has undergone consolidation, marked by the growth of a few large retail drug store chains, securing and maintaining customers for generic products is highly competitive, and significant price erosion often results when competitors attempt to gain market share from each other. Additionally, increasing customer purchasing power and purchasing programs due to, among other things, customers consolidation and concentration, continue to pressure profitability.
     Currently, our overall level of profitability remains dependent, to a great extent, on a relatively small number of products. As these products, particularly our generic versions of Cardizem CD and, to a lesser extent, Tiazac and Glucotrol XL (supplied by Pfizer) experience increased competition, the resulting price and/or market share reductions could significantly adversely affect these products’ contribution to our results of operations. Generic competition for our versions of Cardizem CD and Tiazac could occur from current or new competitors, particularly since an additional generic version of Cardizem CD was approved by the FDA in May 2004 and a generic version of Tiazac was approved by FDA in February 2006, neither of which products has yet been launched. Additionally, we believe at least one additional ANDA for each of Cardizem CD and Tiazac are pending FDA Approval.
     Our generic product revenues declined in 2005 due to both price erosion and lost market share. In addition, we have not launched any significant products since the authorized generic of Glucotrol XL in December 2003. Absent introductions of significant new Andrx generic products, we are likely to continue to experience declines in our generic product revenues. The launch of new products and the timing of such launches are dependent on, among other matters (i) the removal of our OAI status by FDA, (ii) our compliance with cGMP, (iii) our manufacturing capabilities and capacity, (iv) successful scale-up and validation of the products, (v) obtaining FDA Approval, (vi) satisfactory resolution of pending litigation, (vii) successful resolution of pending Citizen Petitions, (viii) the expiration of others’ exclusivity rights, and (ix) our evaluation of launching at risk. Launching at risk situations are created when we commence the marketing and sale where there are patents related to our product for which we have not yet been sued, or where we have been sued, but there has not been a final and unappealable court decision with respect to those patents. Launching at risk also assumes the satisfactory resolution of other matters, such as Citizen Petitions, FDA Approval, successful scale-up and validation, and adequate manufacturing capacity and resources. The risk involved in marketing products prior to the final resolution of the litigation may be substantial because the remedies available to the patent holder could include, among other things, damages measured by the profits lost by such patent holder and not by the profits earned by us. Patent holders may also recover damages caused by the erosion of prices for its patented drug as a result of the introductions of our generic drug in the marketplace. Furthermore, in the case of a willful infringement, which requires a complex analysis of the totality of the circumstances, such damages may be trebled. However, in order to realize the economic benefits of some of our products, we may decide to risk an amount that may exceed the profit we anticipate making on our product. An adverse determination in the litigation relating to a product we launch at risk could have a material adverse effect on our business and consolidated financial statements.
     Our generic version of Biaxin XL has been approved by FDA, but is presently subject to a preliminary injunction, pending a trial. Our generic versions of Toprol-XL and Concerta are subject to the inherent uncertainties in the FDA approval process, which may, among other things, impact our ability to manufacture the products. Additionally, Concerta is subject to, among other things, a Citizen Petition. Generic versions of Biaxin XL, Toprol-XL and Concerta are all subject to litigation. Future growth will also be impacted by our participation in the marketing of Amphastar’s generic version of Lovenox for which we have marketing rights to the U.S. retail pharmacy market.
     On May 2, 2005, we entered into an agreement to obtain certain exclusive marketing rights for both strengths of Amphastar’s proposed generic version for Aventis Pharmaceuticals, Inc.’s Lovenox injectable product. Amphastar submitted its ANDA for generic Lovenox to the FDA in March 2003, and is the subject of a patent infringement lawsuit filed by Aventis. In June 2005, the U.S. District Court for the Central District of California granted summary judgment in Amphastar’s favor in the patent infringement lawsuit filed by Aventis relating to this ANDA. As a result of this court decision, the 30-month stay of approval of this ANDA imposed by law is no longer in effect, though such decision will not trigger any right Amphastar’s ANDA may have to a 180-day period of exclusivity. In September 2005, Aventis appealed this decision and in January 2006, the appeal was heard and the parties are awaiting the court’s decision. However, Amphastar has not obtained FDA Approval for its product and the product continues to be delayed by a Citizen Petition, including two supplements, and possibly other factors. Amphastar has submitted comments to Aventis’ Citizen Petition and supplements. Our marketing rights for this product generally extend to the U.S. retail pharmacy market, and we will receive up to 50% of the net profits, as defined, generated from such sales. In 2006, in preparation for the potential launch of Amphastar’s generic version of Lovenox, we may begin purchasing pre-launch inventories prior to its FDA Approval and/or the successful resolution of the pending litigation and Citizen Petition.

     The estimated number of submitted ANDAs, including ours, and brand sales for the 12-months ended September 30, 2005 are as follows.

	Approximate Number	Annual Brand Sales (2)
Generic Version of:	of submitted ANDAs(1)	(in millions)
Biaxin XL	4	$300
Toprol-XL	3	$1,400
Concerta	2	$800
Lovenox	3	$600 (for U.S. retail pharmacy market)

(1)	Excludes potential authorized generics.

(2)	According to IMS Data from October 1, 2004 through September 30, 2005.
     See Note 18 of Notes to Consolidated Financial Statements for further discussion on the current patent litigation with respect to our generic versions of Biaxin XL, Toprol-XL and Concerta.
     In April 2005, we received FDA Approval of generic versions of Loestrin Fe. Our marketing partner, Teva, plans to launch this product after the removal of our OAI status and after we have received approval on additional oral contraceptive products, so that we can market them as part of a broader oral contraceptive portfolio. We have completed improvements to our oral contraceptive facility that both increase capacity and enhance its engineering controls.
     We believe we maintain a 180-day period of market exclusivity with respect to our ANDA for a generic version of the 40mg strength of Prilosec. Our belief was strengthened in February 2006 when a Federal District Court rejected Apotex’s arguments that the FDA improperly awarded the 40 mg exclusivity period to us. Although we are currently enjoined from selling our generic version of Prilosec until October 2007, we will continue to attempt to commercialize the value of the exclusivity period as well as our generic version of Prilosec.
     We will continue to evaluate launching certain of our products at risk. Our potential at-risk launches include, but are not limited to, our generic versions of Concerta, Toprol-XL, Cardizem LA, Biaxin XL and Amphastar’s generic version of Lovenox. We consider many factors in determining whether to launch at risk, including, among other things, (i) outside legal opinions, (ii) the status of a pending lawsuit, (iii) interim court decisions, (iv) status and timing of the trial, (v) legal decisions affecting other competitors for the same product, (vi) market factors, (vii) liability sharing agreements, (viii) internal capacity issues, (ix) expiration date of patents, (x) strength of lower court decision and (xi) potential triggering or forfeiture of exclusivity.
     Our generic controlled-release and oral contraceptive products are complex and difficult to develop and manufacture. It is difficult to predict when these products will be commercialized, how long the commercialization periods may be, and what the competitive environment may be like following commercialization, including the introduction of an authorized generic during an exclusivity period.
     We are pursuing business development opportunities, both domestically and internationally, in an effort to access additional generic products through strategic alliances, collaborative agreements and acquisitions. In some situations, these efforts are intended to result in the utilization of our sales and marketing capabilities, including those obtained through our distribution operations, to maximize the value of generic products that other companies are seeking to market. In January 2006, we entered into an agreement with InvaGen Pharmaceuticals, Inc. to jointly commercialize up to 11 ANDAs with total brand sales exceeding $13 billion according to IMS data for the 12 months trailing September 30, 2005. Pursuant to this agreement, InvaGen will be responsible for all formulation work, U.S. regulatory submissions and manufacture of each of the products and we will be responsible for sales and marketing efforts and coordination of legal activities, if any. In addition, the agreement also provides that at our option, we may transfer the manufacturing of our products to InvaGen’s facility. We are continuing discussions with other international and domestic companies with offshore affiliations for additional access to the development and/or supply of API and finished products by a third party at a lower price. These efforts will primarily be directed towards potential partners in India and China.
     Licensing, Royalties and Other Revenue
     Our profit participation in KUDCo’s sales of generic Prilosec ended in February 2006. Amounts earned are included in licensing, royalties and other revenues.
     As a result of the sale and licensing of certain rights and assets related to Fortamet and Altoprev, we are entitled to receive royalties of 8% and 15% of net sales, as defined, from First Horizon’s sales of Fortamet and Altoprev, respectively, until a respective product encounters generic competition. We have not received Paragraph IV certifications for either Fortamet or Altoprev. We have retained the exclusive rights to launch the authorized generics of Fortamet and Altoprev if generic versions of these products are introduced by a third party.
     The $85 million in up-front fees received in 2005 from First Horizon is being deferred and recognized as revenue on a straight-line basis over the ten-year term of the manufacturing and supply agreement. Since we are required to refund all or a portion of the Altoprev proceeds in the event that we are unable to meet certain supply requirements, as defined, we will recognize deferred revenue related to Altoprev as that contingency abates. The success of the sales and marketing of Altoprev and Fortamet are beyond our control and depend upon the effectiveness and commitment of First Horizon.
     We are entitled to receive significant additional payments from Takeda upon achievement of further development milestones relating to the development of the combination product, a transfer price for the combination product we manufacture, a royalty and certain additional performance milestones related to Takeda’s sale of the combination product. In February 2006, a patent covering the active ingredient in Takeda’s Actos product was found by a federal district court to be valid and enforceable. This court’s ruling, which is subject to appeal, should prevent the FDA from granting final approval of any ANDA for a generic version of Actos until 2011. In addition to the Takeda patent on the active ingredient in Actos, the combination product is covered by patents relating to our metformin extended-release product, which begin expiring in March 2018, and pending patent applications that are directed to the actual combination product. We deferred recognition of the $20 million we received in development milestones to date because the amount to be retained by us is contingent upon meeting certain future requirements, as defined. During 2005, we recorded $5.3 million as licensing, royalties and other revenue contract R&D services rendered to Takeda. In 2006, contract R&D services revenue will decrease, as our development of this combination product is substantially complete. We also anticipate that Takeda will file a NDA for the combination product in 2006.
     In connection with our 2001 agreement with Mallinckrodt for the marketing rights to the Anexsia product line, we have been generating royalties on a percentage of the net margin, as defined, from the sales of generic versions of the Anexsia products marketed by Mallinckrodt. In December 2005, Mallinckrodt informed us that it is seeking termination of the agreement and refund of royalties it paid for the second and third quarters of 2005, which totaled $3.8 million, and that it plans to withhold payment of $1.7 million in royalties for the fourth quarter of 2005 as a result of our alleged failure to use commercially reasonable efforts in marketing Anexsia. In February 2006, we filed a claim, which seeks to establish the parties’ rights under the supply and marketing agreement, a judgment declaring that the agreements are still in force and that we have not defaulted in our obligations. In the alternative, we are seeking a judgment for either breach of contract for anticipatory repudiation or for breach of duty of good faith. In March 2006, Mallinckrodt filed suit against us arising from the same dispute referenced above. Though we are not in a position to determine the ultimate outcome of this matter, we believe that it is unlikely that this claim will result in a material loss.
     In May 2004, we received tentative NDA approval of our valproate sodium product. FDA Approval is pending our removal from OAI status, FDA’s response to the Citizen Petition filed by Abbott Laboratories and/or favorable resolution of the patent infringement litigation filed by Abbott Laboratories.
     We are expanding our efforts to develop and manufacture pharmaceutical products for other pharmaceutical companies, including combination products and controlled-release formulations utilizing our patented technologies and formulation capabilities. Short-term operating results for our contract services business are greatly dependent upon the sales of Altoprev and Fortamet offset by incremental operating expenses we plan to incur as we further this business initiative.
     Cost of Goods Sold
     Over the past two years, we have continued to improve our quality and manufacturing processes and general operations. In order to ensure that we manufacture our products in compliance with our regulatory submissions and cGMP requirements and meet the market demand for our current and anticipated products, we have made various organizational and operational changes that are intended to improve accountability, foster teamwork and improve coordination among our R&D, manufacturing, quality and regulatory groups, as well as improve our quality and manufacturing operations. These changes include (i) retaining outside consultants to assist in the improvement of our scientific, R&D, regulatory, quality and manufacturing operations, (ii) abandoning expansion efforts in our North Carolina facility, and thereby focusing our attention towards making the improvements and expansion of our Florida operations (iii) strengthening the internal leadership of our scientific, R&D, manufacturing and quality operations, (iv) developing and implementing our action plan outlined to the FDA, (v) establishing a project management office to manage each product from inception to launch, (vi) focusing on factors and controls to reduce lot rejections, and (vii) improving our training program to better ensure our manufacturing and quality employees are appropriately trained. As a result, our charges relating to commercial production failing to meet quality attributes have declined since 2004. However, we expect to continue to experience charges to cost of goods sold related to production of commercial inventories and consulting fees. We also continue to incur costs related to under-utilization and inefficiencies at our manufacturing facilities because our products employ a variety of technology platforms and accordingly, at times, certain manufacturing operations are over-utilized, while others are under-utilized. As new products are launched, increasing the diversification and number of our marketed products, costs related to under-utilization and inefficiencies will decline.
     Furthermore, following commercialization of a product, we have, at times, encountered and may continue to encounter difficulties in the commercial manufacturing process. In late 2004, we retained outside experts to assist us in improving the manufacturing process for certain of our principal products and certain of our product candidates pending approval by the FDA. While we have succeeded in significantly improving the manufacturing performance of these products, there is no assurance that they, or our other products or product candidates, will perform successfully in the future. If we or our collaborative partners incur problems during the manufacturing process, we or our collaborative partners may, among other things, suspend commercial production of such products until the problems are resolved. If we encounter such problems with our principal products or Pfizer does not supply us with generic Glucotrol XL on a timely basis, our operating results may be materially impacted.
     We have made, are in the process of making or will make commercial quantities of certain new product candidates prior to the date such products have received or we anticipate that such products will receive FDA Approval, subject to removal from OAI status by FDA, and satisfactory resolution of any patent infringement litigation and/or Citizen Petitions involving such products. Production of pre-launch inventories involves the risks that FDA may not approve such product(s) for marketing on a timely basis, if ever, that such approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventories, and/or that the results of related litigation, Citizen Petitions, or other legal issues may not be satisfactory. These risks notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received FDA Approval or for which Citizen Petitions and/or patent infringement litigation may be pending, when we believe that such action is appropriate in relation to the commercial value of the product launch opportunity. In 2006, in preparation for the potential launch of Amphastar’s generic version of Lovenox, we may begin purchasing pre-launch inventories prior to its FDA Approval and/or the successful resolution of the pending litigation and Citizen Petition.
     We are continuing our process of strategically evaluating our overall business including focusing internal resources on commercializing generic versions of controlled-release and oral contraceptive products, as well as the contract development of brand products for out-licensing. We are also increasing our business development efforts to in-license immediate-release products in order to optimize and leverage our generic sales, marketing and distribution operations. Such efforts also include transferring the manufacturing of our current or future products. Our strategic plan will include evaluation of our core competencies, but will also include an assessment of the industry trends and dynamics. In connection with the evaluation, we are also evaluating our long term needs for property, plant and equipment, including current facilities and future capital expenditures and are currently conducting a strategic real estate and facilities plan review where alternate strategies are being developed to meet our future R&D, manufacturing, distribution and marketing operations needs through different real estate and occupancy actions or scenarios. Such initiatives may include consolidating certain existing facilities and/or expanding manufacturing capacity in certain facilities. We anticipate completing our strategic plan and adopting a course of action for our facilities in 2006. As a result of adopting a course of actions for our real estate and facilities, it is possible that we may incur additional impairment charges for our facilities, which cannot be estimated at this time but could have a material adverse effect on our business and consolidated financial statements.

     SG&A
     SG&A include costs incurred for the sales of distributed products and Andrx products, costs incurred to support our distribution, generic and contract services businesses, and corporate overhead. Our level of SG&A will vary based on the level of our sales and our sales product mix, which, going forward, will primarily include distributed and generic products, and will be affected by changes to general and administrative activities. SG&A related to our distribution business are primarily variable in nature, and generally correlate with increases or decreases in our distribution revenues. Distribution operations SG&A in 2006 will include costs to comply with the laws regarding pedigree for distributors licensed in the State of Florida. SG&A related to our generics business are primarily fixed except for legal expenses related to patent infringement litigation and do not vary significantly with the level of generic revenues. In 2006, we anticipate our SG&A related to our generic business will be affected by increased business development costs. Corporate SG&A include general and administrative expenses related to our corporate headquarters, which primarily consists of our information systems, human resources, legal and corporate executive, accounting, finance and administrative functions. It also includes amortization expense related to restricted stock units (RSUs) and beginning in 2006, stock option expense. Our corporate SG&A is also significantly affected by costs associated with the support and maintenance of our JD Edwards ERP system for all of our business operations.
     R&D
     We anticipate that R&D for 2006 will total approximately $50 million, which will include our internal R&D efforts focusing primarily on the development of controlled-release and oral contraceptive products and supporting our contract services business and external R&D costs in connection with agreements we reach with third parties through our business developments relating to the development of immediate-release products, such as our agreement with InvaGen. R&D will be evaluated throughout 2006 giving consideration to, among other things, our level of profitability and development opportunities.
     From time to time, our R&D efforts compete with our commercial production for use of certain pilot plant equipment.
     Income Taxes
     We believe our federal and state effective tax rate for 2006 will be approximately 38%, subject to the IRS concluding their current audits for the years 1999 through 2002.
     Earnings Guidance
     Our policy is not to provide specific revenue or earnings projections or guidance, and not to comment on research analyst reports, including earnings estimates or consensus. Through public disclosures such as our press releases and SEC reports, we attempt to provide sufficient disclosure of both our current status and future prospects, using the Safe Harbor provision for forward-looking statements prescribed in the Private Securities Litigation Reform Act of 1995, to allow the investment community to properly evaluate us and our prospects for performance. There can be no assurance that research analysts in using publicly available information will generate research reports or earnings estimates consistent with our actual internal plan or that such estimates will not vary significantly from analyst to analyst. Accordingly, even if we execute our own plans, our actual performance may be substantially different than what is reflected in any individual research analyst’s reports or earnings estimate or the consensus of such estimates.

RECENT ACCOUNTING PRONOUNCEMENTS
     Inventory Costs
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs,” amending the guidance in Accounting Research Bulletin (ARB) 43, Chapter 4, “Inventory Pricing” by clarifying the accounting for certain items. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges, and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, however, earlier application is permitted. SFAS 151 will not have a material impact on our consolidated financial statements.
     Share-Based Payment
     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires the cost of share-based payment transactions, including share options, restricted share plans, and employee share purchase plans, to be recognized in financial statements. The cost of these transactions will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2005, the SEC extended the compliance dates and public companies will now be required to apply the provisions of SFAS 123(R) no later than the first fiscal year that begins after June 15, 2005.
     During 2005 we discontinued our practice of issuing options, and on March 2, 2005, we accelerated the vesting of out-of-the-money unvested stock options. In accordance with APB Opinion 25, this acceleration did not result in the recognition of any compensation expense. The acceleration of the vesting of these stock options will eliminate the need for recognizing future compensation expense associated with these options. We will begin to expense the remaining unvested stock options to acquire approximately 750,000 shares of common stock beginning January 2006. Management estimates the non-cash compensation expense to be recognized related to these options, assuming no forfeitures and no additional grants, will be approximately $2.0 million, of which $1.3 million, $500,000, and $200,000 will be expensed in 2006, 2007, and thereafter, respectively.
     Once the provisions of SFAS 123(R) go into effect, our Employee Stock Purchase Plan (ESPP) will also be treated as compensatory. The compensation expense that will be recognized in connection with the ESPP will depend on the number of employees participating in the plan, the stock price at the end of each month, and other factors. Had SFAS 123(R) been in effect for 2005, the compensation expense recognized in connection with the ESPP would have been immaterial to our results of operations.
     We have determined that we will implement SFAS 123(R) using the modified prospective application, whereby we will begin recognizing stock-based compensation expense in the Consolidated Statement of Income beginning in 2006 for stock options and our ESPP, and continue to include pro forma disclosures in the footnotes for previous periods. We anticipate that the quarterly pro forma disclosures for 2005 will be revised to reflect the capitalization of certain stock-based compensation costs to inventory. Previously, such costs were not capitalized due to immateriality. However, our acceleration of the vesting of out-of-the-money unvested stock options on March 2, 2005 resulted in a significant increase in compensation expense under the fair value-based method of accounting in the pro forma disclosures for the three months ended March 31, 2005. As a result, the capitalization of certain stock-based compensation costs to inventory would have increased the pro forma net income and diluted earnings per share for the first quarter of 2005 by $4.8 million and $0.07, respectively, and decreased the pro forma net income and diluted earnings per share for the third quarter of 2005 by $5.3 million and $0.07, respectively.
     Accounting for Income Taxes – the American Jobs Creation Act of 2004
     In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 states that the qualified production activities deduction under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FAS 109, and not as a rate reduction. FSP FAS 109-1 was effective upon issuance. This standard and the American Jobs Creation Act of 2004 did not have a material impact on our Consolidated Financial Statements.
     Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principles, requiring retrospective application to prior periods’ financial statements, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
LITIGATION
     See Note 18 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We invest cash balances in excess of operating requirements in cash equivalents and marketable securities, generally money market funds, corporate debt, U.S. and government agency securities, state, municipal and local agency securities, and auction rate securities with an average maturity of approximately one year. In 2004, we extended the maximum maturity of our investments from two to three years and permitted the average life of the portfolio to extend from 12 to 18 months. Our investments are investment-grade securities and deposits are with investment-grade financial institutions. All marketable securities are considered available-for-sale. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. The marketable securities we hold are subject to interest rate risk and will decrease in value if market interest rates increase. However, because of the short-term nature of the marketable securities, we do not believe that interest rate fluctuations would materially impair the principal amount of our investments. We also believe that the realization of material losses due to a change in interest rates is unlikely due to the relatively short-term nature, the diversity and the credit quality of our investments.
     During the years ended December 31, 2005 and 2004, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.
     We do not use derivative financial instruments in our investment portfolio. We have operated primarily in the U.S. Accordingly, we do not have any material exposure to foreign currency rate fluctuations.

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
     Management evaluated our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective.
     Our independent registered public accounting firm, Ernst & Young LLP, has audited management’s assessment of our internal control over financial reporting. Ernst & Young LLP’s opinions on management’s assessment and on the effectiveness of our internal control over financial reporting and their opinion on our financial statements appear on pages 91 and 90, respectively, in this annual report on Form 10-K.
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Andrx Corporation
     We have audited the accompanying consolidated balance sheets of Andrx Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrx Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Andrx Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, Florida
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Andrx Corporation
     We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control over Financial Reporting, that Andrx Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Andrx Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Andrx Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Andrx Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Andrx Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 13, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, FL
March 13, 2006

Andrx Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$34,066	$42,290
Short-term investments available-for-sale, at market value	247,957	44,815
Accounts receivable, net of allowance for doubtful accounts of $3,624
and $4,703 at December 31, 2005 and 2004, respectively	148,186	124,926
Inventories	235,040	197,304
Deferred income tax assets, net	70,926	57,883
Assets held for sale	—	49,120
Prepaid and other current assets	15,152	23,502

Total current assets	751,327	539,840

Long-term investments available-for-sale, at market value	123,105	122,962
Property, plant and equipment, net	274,051	284,105
Goodwill	7,665	7,665
Other intangible assets, net	4,590	7,106
Other assets	10,178	8,936

Total assets	$1,170,916	$970,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,664	$105,715
Accrued expenses and other liabilities	91,146	117,070
Liabilities held for sale	—	3,489

Total current liabilities	260,810	226,274

Deferred income tax liabilities	33,702	34,605
Deferred revenue	99,494	10,974

Total liabilities	394,006	271,853

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock; $0.001 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value, 200,000 shares authorized; 73,567 and 72,924 shares issued and outstanding at December 31, 2005 and 2004, respectively	74	73
Additional paid-in capital	532,376	507,934
Restricted stock units, net	(14,634)	(6,471)
Retained earnings	260,340	197,874
Accumulated other comprehensive loss, net of income tax benefit	(1,246)	(649)

Total stockholders’ equity	776,910	698,761

Total liabilities and stockholders’ equity	$1,170,916	$970,614

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.

Andrx Corporation and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Distributed products	$667,662	$676,312	$657,098
Andrx products	316,134	421,763	301,652
Licensing, royalties and other	58,229	47,749	87,588

Total revenues	1,042,025	1,145,824	1,046,338

Operating expenses:
Cost of goods sold	781,217	799,714	704,212
Selling, general and administrative	180,462	209,003	213,274
Research and development	44,456	41,242	52,235
Goodwill impairment charge	26,316	—	—
Litigation settlements and other charges	—	7,800	8,750

Total operating expenses	1,032,451	1,057,759	978,471

Income from operations	9,574	88,065	67,867

Other income (expense):
Equity in earnings of unconsolidated joint ventures	3,289	4,504	5,135
Interest income	11,127	4,060	2,242
Interest expense	(1,936)	(2,567)	(2,641)
Write-off of unamortized issuance costs upon termination of credit facility	(1,160)	—	—
Gains on sale of assets	—	—	5,605

Income before income taxes	20,894	94,062	78,208
Provision (benefit) for income taxes	(41,572)	28,403	30,031

Net income	$62,466	$65,659	$48,177

Earnings per share:
Basic	$0.85	$0.90	$0.67

Diluted	$0.85	$0.89	$0.66

Weighted average shares of common stock outstanding:
Basic	73,271	72,740	71,892

Diluted	73,640	73,530	72,655

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

ANDRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accum.
						Other	Compre-
	Common Stock		Additional	Restricted		Compre-	hensive
			Paid-In	Stock	Retained	hensive	Income
	Shares	$	Capital	Units, Net	Earnings	Inc. (Loss)	(Loss)
Balance, December 31, 2002	71,501	$72	$487,928	$(6,525)	$84,038	$194
Common stock issued in connection with exercises of stock options	730	—	3,360	—	—	—
Common stock issued in connection with the employee stock purchase plan	100	—	1,233	—	—	—
Income tax benefit on exercises of stock options	—	—	3,135	—	—	—
Issuance of restricted stock units, net of forfeitures	—	—	2,710	(2,710)	—	—
Amortization of restricted stock units	—	—	—	1,474	—	—
Unrealized loss on investments available-for-sale, net of income tax benefit of $109	—	—	—	—	—	(185)	$(185)
Net income	—	—	—	—	48,177	—	48,177

Comprehensive income							$47,992

Balance, December 31, 2003	72,331	72	498,366	(7,761)	132,215	9
Common stock issued in connection with exercises of stock options	493	1	6,033	—	—	—
Common stock issued in connection with the employee stock purchase plan	72	—	1,465	—	—	—
Common stock issued in connection with vesting of restricted stock units	28	—	(116)	—	—	—
Income tax benefit on exercises of stock options and restricted stock units	—	—	2,455	—	—	—
Issuance of restricted stock units, net of forfeitures	—	—	249	(249)	—	—
Amortization of restricted stock units	—	—	—	1,539	—	—
CTEX Pharmaceuticals, Inc; acquisition adjustment	—	—	(518)	—	—	—
Unrealized loss on investments available-for-sale, net of income tax benefit of $403	—	—	—	—	—	(658)	$(658)
Net income	—	—	—	—	65,659	—	65,659

Comprehensive income							$65,001

Balance, December 31, 2004	72,924	$73	$507,934	$(6,471)	$197,874	$(649)

(Continued)

ANDRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Continued)

						Accum.
						Other	Compre-
	Common Stock		Additional	Restricted		Compre-	hensive
			Paid-In	Stock	Retained	hensive	Income
	Shares	$	Capital	Units, Net	Earnings	Inc. (Loss)	(Loss)
Balance, December 31, 2004	72,924	$73	$507,934	$(6,471)	$197,874	$(649)
Common stock issued in connection with exercises of stock options	519	1	5,212	—	—	—
Common stock issued in connection with the employee stock purchase plan	60	—	983	—	—	—
Common stock issued in connection with vesting of restricted stock units	64	—	(540)	—	—	—
Income tax benefit on exercises of stock options and restricted stock units	—	—	1,756	—	—	—
Issuance of restricted stock units, net of forfeitures	—	—	11,592	(11,592)	—	—
Amortization of restricted stock units	—	—	—	3,429	—	—
Non-cash compensation expense related to modification of stock options	—	—	7,048	—	—	—
CTEX Pharmaceuticals, Inc; acquisition adjustment	—	—	(1,609)	—	—	—
Unrealized loss on investments available-for-sale, net of income tax benefit of $350	—	—	—	—	—	(597)	$(597)
Net income	—	—	—	—	62,466	—	62,466

Comprehensive income							$61,869

Balance, December 31, 2005	73,567	$74	$532,376	$(14,634)	$260,340	$(1,246)

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Andrx Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$62,466	$65,659	$48,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,530	34,568	29,063
Provision for doubtful accounts	657	(273)	4,340
Non-cash impairment charges	38,203	18,472	12,123
Non-cash compensation expense related to stock options	7,048	—	—
Write-off of unamortized issuance costs upon termination of credit facility	1,160	—	—
Amortization of restricted stock units, net	3,429	1,539	1,474
Amortization of deferred revenue	(6,480)	(105)	(732)
Equity in earnings of unconsolidated joint ventures	(3,289)	(4,504)	(5,135)
Deferred income tax provision (benefit)	(11,965)	8,923	12,850
Change in liabilities for uncertain tax positions	(32,802)	17,802	17,181
Income tax benefit on exercises of stock options and restricted stock units	1,756	2,455	3,135
Gains on sale of assets	—	—	(5,605)
Changes in operating assets and liabilities:
Accounts receivable	(23,917)	106	(9,371)
Inventories	(23,155)	(1,975)	(72,279)
Prepaid and other current assets	1,314	13,440	(6,045)
Other assets	181	2,622	(162)
Income tax refund (payment)	(5,979)	639	51,695
Accounts payable	63,949	(43,228)	69,091
Accrued expenses and other liabilities	6,616	(28,276)	(16,602)
Deferred revenue	10,000	—	10,000

Net cash provided by operating activities	124,722	87,864	143,198

Cash flows from investing activities:
Purchases of total investments available-for-sale	(710,744)	(448,586)	(299,383)
Maturities and sales of total investments available-for-sale	506,512	417,374	232,496
Purchases of property, plant and equipment, net	(28,986)	(88,283)	(39,455)
Proceeds from the sale and licensing of assets and rights	85,000	—	5,875
Distributions from unconsolidated joint ventures	5,206	5,174	4,646
Refund of deposit for product rights	10,000	—	—
Payment for product rights	(4,600)	(5,350)	(10,100)

Net cash used in investing activities	(137,612)	(119,671)	(105,921)

Cash flows from financing activities:
Proceeds from issuances of common stock in connection with exercises of stock options	5,213	6,034	3,360
Proceeds from issuances of common stock in connection with the employee stock purchase plan	983	1,465	1,233
Principal payments on capital lease obligations	(1,530)	(900)	(843)

Net cash provided by financing activities	4,666	6,599	3,750

Net increase (decrease) in cash and cash equivalents	(8,224)	(25,208)	41,027
Cash and cash equivalents, beginning of year	42,290	67,498	26,471

Cash and cash equivalents, end of year	$34,066	$42,290	$67,498

Supplemental disclosure of cash flow information:
Interest paid	$1,240	$1,660	$1,709

Income taxes paid (received)	$5,979	$(639)	$(51,695)

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired through capital leases	$—	$—	$1,234

Issuance of restricted stock units, net	$11,592	$249	$2,710

Adjustment to acquisition of CTEX Pharmaceuticals, Inc.	$(1,609)	$(518)	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
(1)	General
     Merger Agreement With Watson Pharmaceuticals, Inc.
     On March 12, 2006, Andrx Corporation (Andrx or the Company) entered into an agreement and plan of merger (Merger Agreement) with Watson Pharmaceuticals, Inc. Pursuant to the terms of the Merger Agreement and subject to the satisfaction of certain customary closing conditions, Watson will acquire all of the outstanding shares of the Company’s common stock for $25.00 in cash per share. Each in-the-money stock option outstanding immediately prior to the merger will be cancelled in exchange for the difference between $25.00 and its exercise price. Each Restricted Stock Unit (RSU) outstanding immediately prior to the merger will be cancelled in exchange for $25.00 in cash.
     The Board of Directors of the Company has unanimously approved the Merger Agreement. The Merger Agreement contains customary representations and warranties between the parties. The parties also have agreed to certain customary covenants and agreements, relating to the operation of the Company’s business between signing and closing, the solicitation of proposals with respect to alternative transactions, governmental filings and approvals, employee benefits and other matters.
     The Merger Agreement contains certain termination rights for both the Company and Watson. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Watson a termination fee of $70,769.
     Consummation of the merger, which is expected to close within six months, is subject to the satisfaction of certain customary conditions including, among other things, (i) approval by the Company’s stockholders, (ii) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) no material adverse effect, as defined.
     Andrx Corporation’s Business
     Andrx Corporation, including its subsidiaries (Andrx or the Company) is a pharmaceutical company that:
•	develops and commercializes generic versions of primarily controlled-release pharmaceutical products, as well as oral contraceptives, and selective immediate-release products;

•	distributes pharmaceutical products, primarily generics, which have been commercialized by others, as well as its own, primarily to independent and chain pharmacies and physicians’ offices; and

•	develops and manufactures pharmaceutical products for other pharmaceutical companies, including combination products and controlled-release formulations.
     Andrx’s controlled-release pharmaceutical products, which use the Company’s proprietary controlled-release drug delivery technologies, generally provide more consistent drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects, by releasing drug dosages at specific times and in specific locations in the gastrointestinal tract of the body. They also provide “patient friendly” dosage forms that reduce the number of times a drug must be taken, thus improving patient compliance.
     The Company has commercialized brand pharmaceuticals that, in some instances, use its proprietary controlled-release drug delivery technologies. On March 28, 2005, Andrx sold and licensed certain rights and assets related to its former Fortamet® and Altoprev® brand products, to First Horizon Pharmaceutical Corporation. Andrx has agreed to continue to manufacture these products for First Horizon (see Note 3).
     In September 2005, the Company learned that the Food and Drug Administration (FDA) had placed it in Official Action Indicated (OAI) status relating to the FDA’s May 2005 current Good Manufacturing Practices (cGMP) inspection of its Davie, Florida manufacturing facility and the related issuance of a Form 483 List of Inspectional Observations. The effect of this designation is that until the FDA is satisfied with (i) the Company’s responses to the inspectional observations and (ii) the results of their inspection of the facility, which commenced on March 6, 2006, FDA approval of the Company’s submitted Abbreviated New Drug Applications (ANDAs) will be withheld. In the interim, the Company continues to submit new ANDAs and the FDA continues to review the Company’s applications. Additionally, in January 2006, the FDA conducted a limited regulatory inspection related to adverse drug event reporting and customer complaint handling and issued a Form 483 List of Inspectional Observations. On February 10, 2006, the Company responded in writing to the Form 483 List of Inspectional Observations. If, following the current inspection, the FDA determines that the Company’s compliance is not satisfactory, they are likely to continue to withhold approval of its pending ANDAs and could initiate enforcement actions to address any cGMP or other violations.
     The Company is focusing its internal pharmaceutical development efforts on its core competencies of developing and commercializing generic versions of primarily controlled-release pharmaceutical products as well as oral contraceptives and selective immediate-release products, as well as the sales, marketing and distribution of generic pharmaceutical products. Growth strategies include both internal and external efforts, such as strategic alliances, collaborative agreements and, potentially, acquisitions. Andrx continues to seek agreements with third parties that will leverage its generic sales, marketing and distribution capabilities, its formulation capabilities and its controlled-release technologies, including but not limited to, agreements to

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
develop brand combination and other products, as well as broaden its distribution operations. The Company is also seeking to otherwise monetize its portfolio of patents.
(2)	Summary of Significant Accounting Policies
     Basis of Presentation
     All significant intercompany transactions and balances have been eliminated in consolidation.
     The accompanying consolidated financial statements include the accounts of Andrx and its wholly owned subsidiaries. Andrx has two 50% investments in unconsolidated joint ventures, which do not qualify as variable interest entities under the provisions of the Financial Accounting Standards Board (FASB) Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46), and therefore are accounted for under the equity method in the accompanying consolidated financial statements.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates the Company has made include, but are not limited to, those related to revenue recognition, sales allowances, allowance for doubtful accounts, inventories and cost of goods sold, determining the useful life or impairment of goodwill and other long-lived assets, litigation settlements and related liabilities, income taxes, and self-insurance programs. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. Management bases its estimates on, among other things, currently available information, market conditions, historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although management believes that the Company’s assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.
     Cash and Cash Equivalents
     All highly liquid investments with original maturities of three months or less are considered cash equivalents and are carried at cost. As of December 31, 2005, the Company had restricted cash of $766, which was included in prepaid and other current assets in the Consolidated Balance Sheet.
     Investments Available-for-Sale
     The Company classifies its investments as available-for-sale and, accordingly, such investments are carried at market value and any unrealized gain or loss, net of income taxes, is reported in accumulated other comprehensive loss as a separate component of stockholders’ equity. The cost related to investments available-for-sale is determined utilizing the specific identification method.
     Accounts Receivable, Net
     Accounts receivable include amounts owed to Andrx by its customers on credit sales with terms generally ranging from 30-60 days from date of invoice and are presented net of an allowance for doubtful accounts and sales allowances in the Consolidated Balance Sheets. Accounts receivable also include amounts owed to Andrx by its collaborative partners.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     The Company maintains an allowance for doubtful accounts for estimated losses resulting from its inability to collect from customers. Accounts receivable generated from the Company’s distribution business are generally of relatively small amounts from a large number of customers. Accounts receivable generated from the Company’s generic and contract services businesses, and the Company’s brand business through March 31, 2005, are generally of relatively larger amounts and from a smaller number of customers, including collaborative partners. In extending credit, Andrx assesses its customer’s credit-worthiness by, among other factors, evaluating the customer’s financial condition, credit history and the amount involved, both initially and on an ongoing basis. Collateral is generally not required. In evaluating the adequacy of its allowance for doubtful accounts, the Company primarily analyzes accounts receivable balances, the percentage of accounts receivable by aging category, and historical bad debts and also considers, among other things, changes in its collection efforts, customer concentrations, customer credit-worthiness, and changes in customer payment terms or buying or payment patterns. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments or the Company’s ability to collect, an increase to the allowance may be required. Also, should actual collections of accounts receivable be different than the Company’s estimates included in the determination of its allowance, the allowance would be increased or decreased through charges or credits to selling, general and administrative expenses (SG&A) in the Consolidated Statements of Income in the period in which such changes in collection become known. If conditions change in future periods, additional allowances or reversals may be required. Such additional allowances or reversals could be significant.
     Activity in the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2005	2004	2003
Beginning of year	$4,703	$7,734	$15,495
Provision for doubtful accounts	657	(273)	4,340
Write-offs, net	(1,736)	(2,758)	(12,101)

End of year	$3,624	$4,703	$7,734

     In 2005, the Company revised its estimate for provision for doubtful accounts based on, among other things, its recent experience and current inherent risk in its accounts receivable portfolio, resulting in the reduction of the allowance for doubtful accounts. In 2004, Andrx’s allowance for doubtful accounts benefited from a reduction in the provision for doubtful accounts due to the favorable resolution of disputed customer deductions that had been provided for in 2003 and 2002. The allowance for doubtful accounts decreased in 2003 primarily due to the write-off of accounts whose collection had been deemed doubtful in 2002. The 2003 provision also benefited from the settlement of certain accounts that had been provided for in 2002.
     Inventories
     Inventories consist primarily of finished goods held for distribution, and raw materials, work-in-process and finished goods of both Andrx products and products manufactured for others. Inventories are stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution is based on net purchase price after vendor discounts, rebates and other allowances, but excludes shipping, warehousing and distribution costs, which are expensed as incurred and reported as SG&A. Cost of inventories of both Andrx products and products manufactured for others includes materials, labor and manufacturing overhead, as appropriate. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, the estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, provisions through cost of goods sold are made to reduce inventories to their net realizable value. If

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
conditions change in future periods, additional allowances may be required. Such additional allowances could be significant.
     Pre-Launch Inventories
     There are typically few risks and uncertainties concerning market acceptance of approved generic products because the reference brand product has an established demand, and the lower priced generic product may be substituted for that reference brand product. In order to optimize the profit potential and avoid being at a competitive disadvantage, the Company has from time to time made, and may hereafter make, commercial quantities of its product candidates prior to the date that Andrx anticipates that its ANDA submissions for such products will receive FDA final marketing approval (FDA Approval), and/or the Company has achieved a satisfactory resolution of pending patent issues, which may involve litigation, with respect to such product. The Company refers to these inventories as “pre-launch inventories.”
     Having commercial quantities of pre-launch inventories of its product available for shipment on the day Andrx obtains the ability to prudently market its product (i.e., after FDA Approval and without undue patent infringement or other risks) requires the Company to, among other things, begin to validate its manufacturing processes in accordance with FDA regulations well before the date the Company anticipates its product will be approved and/or shipped. In addition, a “scale-up” process may be undertaken prior to validation. The scale-up process is performed, when technically feasible and regulatorily permissible, to modify the equipment and processes employed in the manufacture of its product to increase manufacturing lot sizes. Scale-up activities are expensed to research and development (R&D), including the raw material used in such activities.
     Active pharmaceutical ingredients (API) for planned product launches are generally purchased well in advance of the anticipated product approval and are carried at cost. Such API generally have shelf lives of five years or more, and often can be sold if not used or returned to the vendor.
     The Company generally determines whether its ANDA is approaching FDA Approval based on communications with representatives of the FDA’s Office of Generic Drugs (OGD) and other factors. The Company generally determines whether it will be able to market its product, without undue patent or other risks, based on communications with internal and external patent and litigation counsel. The decision to begin the manufacture of pre-launch inventory is based upon management’s estimates of the time required to conduct the activities necessary to enable the Company to have sufficient quantities on hand on the date it anticipates its product can be prudently marketed. In making that decision, the Company also considers numerous other factors, including but not limited to, its ability to meet the manufacturing specifications that it anticipates will likely be approved for its product, the projected time necessary for the Company to successfully scale-up its production process and thereafter make both the validation lots and the anticipated launch quantities of its product, its manufacturing capacity and resources, the expiration dates of any patents or exclusivities that might prevent the launch of its product, the expected level of market share and competition for its product, and other events that might potentially affect Andrx’s willingness or ability to market its product. As the Company’s product will generally have a shelf life of two years commencing at the start of production, the Company will time its decision to begin the manufacture of pre-launch inventory so that it will have sufficient remaining commercial shelf life (generally 12 months or more) at the anticipated launch date for its product.
     The decision to capitalize the cost of its pre-launch inventory typically requires the Company to consider whether its manufactured product will likely have sufficient remaining commercial shelf life at the time it anticipates that the product will be sold, whether its product will be manufactured in accordance with the specifications that will likely be approved for its product, and whether there has not been any adverse change in its belief that it will likely prevail in any patent infringement litigation involving its ANDA product. Based upon the Company’s review of these factors, and its determination that it will derive probable future economic

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
benefits from its pre-launch inventories, the Company will capitalize any direct and indirect manufacturing costs it incurs during the manufacture of such inventories, including the validation lots (such lots are permitted to be sold).
     After such inventory has been produced, the Company will continue to evaluate the probable future economic benefits that it expects to derive from such pre-launch inventories and whether such inventories are stated at the lower of cost or market. This ongoing evaluation considers, among other things, the remaining shelf life of that inventory, current and expected market conditions, the amount of inventory on hand, the substance of any later communications with the FDA during the regulatory approval process and the then current views of its patent and/or litigation counsel. As appropriate, the Company will reassess these determinations and will make provisions through cost of goods sold to reduce pre-launch inventories to net realizable value. In the event the factors above do not provide a basis for determining that there is a probable future economic benefit, the manufactured cost of such pre-launch inventories, including API used in the manufacturing process, would be expensed as incurred in cost of goods sold.
     Production of pre-launch inventories involves the risks that FDA may not approve such product(s) for marketing on a timely basis, if ever, that such approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventories, and/or that the results of related litigation, Citizen Petitions, or other legal issues may not be satisfactory. If these risks were to materialize, provisions may be required to reduce the inventories to their net realizable value, if any. Such additional provisions could be material. Generally, pre-launch inventories related to publicly disclosed product candidates are separately identified except in circumstances where management believes such disclosure would place the Company at a competitive disadvantage to do so.
     Property, Plant and Equipment, Net
     Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Land improvements	15 years
Buildings	40 years
Manufacturing equipment	10 years
Laboratory equipment	5 years
Computer hardware and software	3-7 years
Furniture and fixtures	5-7 years
Automobiles	4-5 years
Leasehold improvements	Lesser of asset life or term of lease
     The lease term includes renewal options when a penalty for failure to renew a lease at the end of the lease term provides reasonable assurance that the lease will be renewed, as in the case of an operating lease that will involve significant leasehold improvements.
     Major renewals and betterments are capitalized, while maintenance, repairs and minor renewals are expensed as incurred.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     Goodwill
     Under the purchase method of accounting for acquisitions, goodwill represents the excess of the purchase price over the fair value of the net assets acquired. As of December 31, 2005 and 2004, goodwill consisted of $7,665 related to the acquisition of Valmed Pharmaceuticals, Inc. in March 2000, which is part of the Company’s Distributed Products Segment. The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets.” Goodwill is subject to an assessment for impairment in value by applying a fair-value based test on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value.
     Other Intangible Assets, Net
     Other intangible assets include product rights acquired from other pharmaceutical companies by direct purchase or through the allocation of the purchase price of such entity, and are amortized over periods ranging from two to eight years. Other intangible assets also include patents relating to the Company’s electronic prescription process, which are being amortized over a period of 14 years. Amortization is provided using the straight-line method over the estimated useful life of the assets.
     Impairment or Disposal of Long-Lived Assets
     The Company utilizes the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to determine whether impairment has occurred. Fair value, as determined by appraisal or discounted cash flow analysis, is compared to the carrying value in calculating any impairment.
     Assets and Liabilities Held For Sale
     Under the provisions of SFAS 144, a long-lived asset or a disposal group to be disposed of by sale must be classified as “held for sale” when all of the criteria for a qualifying plan of sale are met and to measure the long-lived asset or disposal group at the lower of its carrying amount or fair value less cost to sell. At the end of 2004, Andrx’s Board of Directors approved a plan to divest, or seek other strategic alternatives for its brand pharmaceutical business, which was primarily a sales and marketing organization with a limited number of products. The assets and liabilities of the brand pharmaceutical business to be divested pursuant to this plan (which did not include the Entex® and Anexsia® product lines) were measured at the lower of their carrying amounts or fair value less costs to sell and classified as assets held for sale and liabilities held for sale, respectively, in the December 31, 2004 Consolidated Balance Sheet. See Note 3 related to Andrx’s agreements for the sale and licensing of certain rights and assets related to its Fortamet and Altoprev brand pharmaceutical products.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     Revenue Recognition, including Sales Allowances
     Distributed product revenues are derived from the sale of pharmaceutical products purchased from third parties, including generic products sold on behalf of the Company’s unconsolidated joint ventures. Andrx product revenues include its generic and brand product revenues. Andrx generic product revenues are derived from the sale of generic products either manufactured by Andrx pursuant to its ANDAs or sold with its National Drug Code (NDC), but exclude generic products sold on behalf of its unconsolidated joint ventures. Andrx brand product revenues were revenues derived from the sale of brand products either manufactured by the Company pursuant to its New Drug Application (NDA) or sold with its NDC through March 31, 2005.
     Andrx distributed product revenues and the related cost of goods sold are recognized at the time the product is accepted by its customers.
     Andrx generic and brand product revenues and the related cost of goods sold are recognized after products are accepted by its customers and are based on its estimates of when such products will be pulled through the distribution channel. The Company defers recognition of revenue and the related cost of goods sold where it believes the customer has more than a reasonable level of inventory, taking into account, among other things, historical prescription data provided by external independent sources, projected prescription data, historical purchases and demand, terms and incentives granted to customers, customers’ right of return, levels of competition, competing product introductions, and its product inventory levels at customers, all of which management periodically evaluates.
     Sales allowances for estimated discounts, rebates, returns, chargebacks, shelf stock adjustments and other sales allowances are established by the Company concurrently with the recognition of revenue. Sales allowances are recorded in the Consolidated Balance Sheets as reductions to accounts receivable, net or accrued expenses and other liabilities, as appropriate.
     Andrx’s most significant sales allowances vary depending upon the business segment. In the distribution business, the most significant sales allowances are for estimated returns, discounts and rebates. Sales allowances for estimated discounts and rebates have historically been predictable and less subjective. In the generic business, the most significant sales allowances are for estimated discounts, customer and Medicaid rebates, returns, chargebacks and shelf stock adjustments. Of these estimates, the estimates for returns, chargebacks and shelf stock adjustments are more subjective and, consequently, may be subject to more fluctuation. In the brand business, the most significant sales allowances were for estimated discounts, returns, Medicaid rebates and managed care rebates. Of these estimates, the estimates for returns are more subjective and, therefore, may be subject to more fluctuation.
     Sales allowances are established based upon consideration of a variety of factors, including, but not limited to, prescription data, customers’ inventory reports and other information received from customers and other third parties, customers’ right of return, historical information by product, the number and timing of competitive products approved for sale, both historically and as projected, the estimated size of the market for the Company’s products, current and projected economic and market conditions, anticipated future product pricing, future levels of prescriptions for the products and analyses that are performed. Management believes that the sales allowances are reasonably determinable and are based on the information available at that time to arrive at the best estimate. The key assumptions management uses to arrive at its best estimate of sales allowances are its estimates of inventory levels in the distribution channel, future price changes and potential returns, as well as historical information by product. The estimates of prescription data, inventory at customers and in the distribution channel are subject to the inherent limitations of estimates that rely on third party data, as certain third party information may itself rely on estimates, and reflect other limitations.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     Rebates and discounts are estimated based on historical payment experience, historical relationships to revenues and contractual arrangements. Management believes that such estimates are readily determinable due to the limited number of assumptions involved and the consistency of historical experience. Estimated chargebacks, returns and shelf stock adjustments involve more subjective judgments and are more complex in nature. Actual product returns, chargebacks, shelf stock adjustments and other sales allowances incurred are dependent upon future events. Management periodically monitors the factors that influence sales allowances and makes adjustments to these provisions when it believes that actual results may differ from established allowances. If conditions in future periods change, revisions to previous estimates may be required, potentially in significant amounts. Changes in the level of provisions for estimated product returns, chargebacks, shelf stock adjustments and other sales allowances will affect revenues.
     Activity related to sales allowances is as follows:

	Years Ended December 31,
	2005	2004	2003
Beginning of year	$63,177	$55,432	$30,793
Provision	196,958	188,917	162,429
Credits issued and other	(193,680)	(181,172)	(137,790)

End of year	$66,455	$63,177	$55,432

     Sales allowances for estimated discounts, returns, chargebacks, shelf stock adjustments, and certain rebates are recorded as reductions to accounts receivable. Sales allowances for estimated Medicaid, managed care and certain other rebates are recorded as accrued liabilities. Sales allowances are included in the Consolidated Balance Sheets as follows:

	December 31,
	2005	2004
Accounts receivable, net	$53,046	$50,318
Accrued expenses and other liabilities	13,409	12,859

Total	$66,455	$63,177

     When other parties market the Company’s products or when the Company is entitled to licensing and royalty revenues under collaborative agreements, the Company recognizes revenue based on information supplied by the other parties related to shipment to, and its customers’ acceptance of, the products, less estimates for sales allowances. The Company receives periodic reports from other parties that support the revenues it recognizes, and amounts recognized are then compared to the cash remitted to the Company. Such revenues are subject to several estimates, similar to those the Company experiences with the sales of its products. The Company periodically monitors the factors that influence these sales allowances and conducts inquiries of the other parties regarding these estimates, including the use of independent third parties to conduct a review of these estimates as allowed under the agreements. Such estimates are revised as changes become known and may be significant.
     When Andrx markets other parties’ products under collaborative agreements, the Company’s estimates of sales allowances are generally subject to review by independent third parties as allowed under the agreements.
     When the Company receives licensing and royalty payments, it recognizes revenue when the obligations associated with the earning of that revenue have been satisfied, based upon the terms of the contract. If obligations associated with the earning of that revenue remain, the Company will defer recognition of all or a

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
portion of the payment, whether or not it is refundable, and recognize such amount over future periods, as appropriate.
     When the Company enters into revenue arrangements with multiple deliverables, it evaluates and determines whether the deliverables are separate units of accounting, divides the deliverables into separate units of accounting, when possible, and recognizes revenue in accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” (see Note 3 for a discussion of the First Horizon transaction).
     When the Company manufactures products for others, such as Fortamet and Altoprev for First Horizon, it recognizes the contract manufacturing revenue when product is shipped. When the Company provides R&D services to others, it recognizes revenue when the services are rendered.
     During the year ended December 31, 2003, licensing, royalties and other revenues include the Company’s divested operations of the Massachusetts aerosol manufacturing operation and Physicians’ Online (POL) web portal, which were divested in October and December 2003, respectively. The Massachusetts aerosol contract manufacturing revenues were recognized on a completed contract method. Internet subscription services revenue was recognized ratably over the subscription period.
     Advertising
     Andrx’s advertising expense consists primarily of product samples, print media, online advertising and promotional material. Advertising costs are expensed as incurred and were approximately $2,109, $11,771, and $10,656 for the years ended December 31, 2005, 2004 and 2003, respectively. Such costs are included in SG&A in the Consolidated Statements of Income. The decrease in advertising expense in 2005 is the result of the disposition of the brand business in 2005.
     Shipping and Handling Costs
     Shipping and handling costs, consisting of all costs to warehouse, pick, pack and deliver inventory to customers, are included in SG&A. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $33,615, $32,601, and $30,271, respectively, of shipping and handling costs in SG&A.
     R&D Expenses
     R&D costs are expensed as incurred and consist of costs related to products being developed internally as well as costs related to products subject to collaborative agreements (see Note 4).
     Stock-Based Compensation
     At December 31, 2005, the Company maintained stock-based compensation plans, which are described more fully in Note 16. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options are granted under those plans with an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no stock-based employee compensation expense is reflected in the Consolidated Statements of Income for stock options, with the exception of $7,048 during 2005, primarily associated with the modification of certain stock options when Andrx’s former Executive Vice President, General Counsel and Secretary (Former General Counsel) terminated his employment for “Good Reason” (see Note 14). For RSU grants, the fair value on the date of the grant is fixed and is amortized on a straight-line basis over the related period of service for service

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
based grants and over the performance period for performance based grants to the extent management believes the performance based criteria will be achieved. Such amortization expense is included in SG&A.
     The following table summarizes Andrx’s pro forma consolidated results of operations as though the provisions of the fair value-based method of accounting for employee stock-based compensation of SFAS 123 “Accounting for Stock-Based Compensation” had been used:

	Years Ended December 31,
	2005	2004	2003
Net income:
As reported	$62,466	$65,659	$48,177
Add: stock-based employee compensation expense included in reported net income, net of related tax effect	6,600	970	914
Deduct: total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effect	(30,320)	(14,673)	(22,538)

Pro forma net income	$38,746	$51,956	$26,553

Basic net income per common share
As reported	$0.85	$0.90	$0.67

Pro forma	$0.53	$0.71	$0.37

Diluted net income per common share
As reported	$0.85	$0.89	$0.66

Pro forma	$0.53	$0.71	$0.37

     The add back above used in the calculation of the pro forma net income and basic and diluted net income per common share for 2005 includes a non-cash compensation expense of $4,440, tax effected, related to the modification of certain stock options that has been included in the 2005 Consolidated Statement of Income.
     During 2005, the Company discontinued its practice of issuing options, and on March 2, 2005, the Company accelerated the vesting of out-of-the-money unvested stock options based on a review of its long-term incentive programs in light of current market conditions and the issuance of SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). An option was considered out-of-the-money if the exercise price was greater than the March 2, 2005 NASDAQ market closing price of $21.57. As a result of the acceleration, options outstanding at March 2, 2005 to acquire approximately 2,000 shares of common stock, with a weighted-average exercise price of $34.98, became immediately exercisable. The acceleration of the vesting of these stock options will eliminate the need for recognizing future compensation expense associated with these options. In accordance with APB Opinion 25, this acceleration did not result in the recognition of any compensation expense; however, under the fair value-based method of accounting of SFAS 123, compensation expense would have been recognized, resulting in the significant increase in pro forma compensation expense for 2005 compared to 2004 and 2003.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     The fair value of options was estimated using the Black-Scholes option pricing model and the following assumptions:

	Years Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.2%	3.1%	3.0%
Average life of options (years)	6.0	5.9	5.6
Average volatility	70%	83%	86%
Dividend yield	—	—	—
     The weighted-average fair values per share of Andrx stock options, as of the respective dates of grant, were $14.23, $18.52, and $12.95 for stock options granted during the years ended December 31, 2005, 2004 and 2003, respectively. There were no stock options granted subsequent to March 31, 2005.
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
     Litigation Settlements and Related Liabilities
     The Company accounts for the exposure of its various litigation matters under the provisions of SFAS 5 “Accounting for Contingencies,” which requires, among other things, an exposure to be recorded with a charge to the Consolidated Statements of Income when it becomes probable and can be reasonably estimated. No accrued liability or disclosure of legal exposures judged to be remote is required. The exposure to legal matters is evaluated and estimated, if possible, following consultation with legal counsel. Such estimates are based on currently available information and, given the subjective nature and complexities inherent in making these estimates, the ultimate outcome of legal matters may be significantly different than the amounts estimated. The Company’s disclosures related to the possible significant exposure for legal matters are included herein in Note 18.
     Self-Insurance Programs
     The Company maintains self-insured retentions and deductibles for some of its insurance programs and limits its exposure to claims by maintaining stop-loss and/or aggregate liability coverages. The estimate of its claims liability, which may be material, is subject to inherent limitations as it relies on judgment of the likely ultimate costs that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the liability for such claims, the Company uses independent actuarial firms, and a number of factors are considered including, but not limited to, self-insured retentions, deductibles, historical claim experience, demographic factors, severity factors and maximum claims exposure. If actual claims exceed these estimates, additional charges may be required.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     Leases
     The Company leases manufacturing, laboratory, warehouse and office space and various pieces of equipment under operating leases. Certain of these leases contain renewal options, scheduled rent escalation clauses, periods of free rent, rent concessions, and/or leasehold improvement incentives. The Company accounts for leases under the provisions of SFAS 13, “Accounting for Leases,” as amended. Rental expense is recognized on a straight-line basis over the lease term, including the impact of scheduled rent increases, periods of free rent, rent concessions, and leasehold improvement incentives. When a penalty for failure to renew a lease at the end of the lease term provides reasonable assurance that the lease will be renewed, as in the case of an operating lease that will involve significant leasehold improvements, the Company recognizes rental expense on a straight-line basis over that extended lease term. Leases expire at various dates through 2017, with renewal options through 2027.
     Income Taxes
     The provisions of SFAS 109, “Accounting for Income Taxes,” require, among other things, recognition of future tax benefits measured at enacted rates attributable to the deductible temporary differences between the financial statement and income tax bases of assets and liabilities, and to benefit deferred tax assets to the extent that the realization of such benefits is “more likely than not.” Under the provisions of SFAS 109, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.
     The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. The Company has considered its ability to carry back certain net operating losses, generate future taxable income and utilize ongoing prudent and feasible tax planning strategies and has determined that no valuation allowance is necessary on its deferred income tax assets. In the event that the Company were to determine that it would not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the valuation allowance would be charged to the Consolidated Statement of Income in the period such determination was made.
     The Company’s future effective tax rate is based on estimates of expected income, statutory tax rates and tax planning strategies. Significant judgment is required in determining the effective tax rate and the ultimate resolution of tax return positions. Despite the Company’s belief that its tax return positions are correct, it is the Company’s policy to establish liabilities for uncertain tax positions that may be impacted by examinations by tax authorities. Liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment.
     Earnings Per Share
     Earnings per share is calculated in accordance with SFAS 128, “Earnings per Share,” which requires presentation of basic and diluted earnings per share. For the three years ended December 31, 2005, the shares used in computing basic net income per share are based on the weighted average shares of common stock outstanding, including vested RSUs. Diluted per share calculations included weighted average shares of common stock outstanding, including vested RSUs, plus dilutive common stock equivalents, computed using the treasury stock method. The Company’s common stock equivalents consist of stock options and unvested RSUs.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     A reconciliation of the denominators of basic and diluted earnings per share of common stock is as follows:

	Years Ended December 31,
	2005	2004	2003
Basic weighted average shares of common stock outstanding	73,271	72,740	71,892
Effect of dilutive items:
Stock options and unvested RSUs, net	369	790	763

Diluted weighted average shares of common stock outstanding	73,640	73,530	72,655

Anti-dilutive weighted average common stock equivalents	4,840	4,164	4,269

     Fair Value of Financial Instruments
     As of December 31, 2005 and 2004, the carrying amount of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other liabilities approximated fair value due to the short maturity of these instruments. Investments available-for-sale are carried at market value.
     Concentration of Credit Risk
     The Company invests in U.S. and government agency securities, state, municipal and local agency securities, debt instruments of corporations, asset-backed obligations, and taxable, tax-advantaged and tax-free auction rate securities with investment grade credit ratings (see Note 5). The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity.
     Accounts receivable are principally due from independent pharmacies, pharmacy chains, pharmacy buying groups, physicians’ offices, pharmaceutical wholesalers and distributors, and collaborative partners. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. The Company performs ongoing credit evaluations of customers, considering, among other things, the aging of the account, the type of customer, payment patterns and other relevant information and maintains allowances for potential uncollectible balances. As of December 31, 2005, the Company had one customer that accounted for 10% of accounts receivable, net, that does business with its Generic Products and Contract Services Segments. As of December 31, 2004, the Company had one customer that accounted for 10% of accounts receivable, net, that did business with both its Generic Products and Brand Products Segments.
     The Company makes a significant amount of its generic product sales to a limited number of large pharmaceutical wholesalers and warehousing pharmacy chains. The loss of any of these customers would have an adverse effect on its business and results of operations. No one customer accounted for more than 10% of the Company’s total revenues for the years ended December 31, 2005, 2004 and 2003.
     The Company’s Andrx product revenues have been highly dependent on a limited number of products, particularly the revenues from generic versions of Cardizem® CD and, to a lesser extent, Tiazac® and Glucotrol XL® (supplied by Pfizer Inc.).
     Comprehensive Income
     SFAS 130, “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive income and its components in financial statements. The Company has included the disclosure required by this pronouncement in the accompanying Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003, as required. Accumulated other comprehensive loss, net of

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
income tax benefit in the Consolidated Balance Sheets and Statements of Stockholders’ Equity consists entirely of unrealized gains and losses on investments available-for-sale, net of income taxes.
     Business Segments
     SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for defining segments and disclosing information about them. The provisions of SFAS 131 require that the segments be based on the internal structure and reporting of the Company’s operations (see Note 20).
     Recent Accounting Pronouncements
     -Inventory Costs
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs,” amending the guidance in Accounting Research Bulletin (ARB) 43, Chapter 4, “Inventory Pricing” by clarifying the accounting for certain items. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges, and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, however, earlier application is permitted. SFAS 151 will not have a material impact on the Company’s consolidated financial statements.
     -Share-Based Payment
     In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) requires the cost of share-based payment transactions, including share options, restricted share plans, and employee share purchase plans, to be recognized in financial statements. The cost of these transactions will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2005, the Securities and Exchange Commission (SEC) extended the compliance dates and public companies will now be required to apply the provisions of SFAS 123(R) no later than the first fiscal year that begins after June 15, 2005.
     During 2005, the Company discontinued its practice of issuing options, and on March 2, 2005, the Company accelerated the vesting of out-of-the-money unvested stock options, as previously discussed. In accordance with APB Opinion 25, this acceleration did not result in the recognition of any compensation expense. The acceleration of the vesting of these stock options will eliminate the need for recognizing future compensation expense associated with these options. Andrx will begin to expense the remaining unvested stock options to acquire approximately 750 shares of common stock beginning January 2006. The Company estimates the non-cash compensation expense to be recognized related to these options, assuming no forfeitures and no additional grants, will be approximately $2,000, of which $1,300, $500, and $200 will be expensed in 2006, 2007, and thereafter, respectively.
     Once the provisions of SFAS 123(R) go into effect, the Company’s Employee Stock Purchase Plan (ESPP) will also be treated as compensatory. The compensation expense that will be recognized in connection with the ESPP will depend on the number of employees participating in the plan, the stock price at the end of each month, and other factors. Had SFAS 123(R) been in effect for 2005, the compensation expense recognized in connection with the ESPP would have been immaterial to the Company’s results of operations.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     The Company has determined that it will implement SFAS 123(R) using the modified prospective application, whereby it will begin recognizing stock-based compensation expense in the Consolidated Statement of Income beginning in 2006 for stock options and the Company’s ESPP, and continue to include pro forma disclosures in the footnotes for previous periods. The Company anticipates that the quarterly pro forma disclosures for 2005 will be revised to reflect the capitalization of certain stock-based compensation costs to inventory. Previously, such costs were not capitalized due to immateriality. However, the Company’s acceleration of the vesting of out-of-the-money unvested stock options on March 2, 2005 resulted in a significant increase in compensation expense under the fair value-based method of accounting in the pro forma disclosures for the three months ended March 31, 2005 (see Stock-Based Compensation above). As a result, the capitalization of certain stock-based compensation costs to inventory would have increased the pro forma net income and diluted earnings per share for the first quarter of 2005 by $4,810 and $0.07, respectively, and decreased the pro forma net income and diluted earnings per share for the third quarter of 2005 by $5,266 and $0.07, respectively.
     -Accounting for Income Taxes – the American Jobs Creation Act of 2004
     In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 states that the qualified production activities deduction under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FAS 109, and not as a rate reduction. FSP FAS 109-1 was effective upon issuance. This standard and the American Jobs Creation Act of 2004 did not have a material impact on the Company’s Consolidated Financial Statements.
     -Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principles, requiring retrospective application to prior periods’ financial statements, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation. In the Consolidated Statement of Income for the year ended December 31, 2004, the Company reclassified $737 for R&D services rendered, previously reflected as a reduction to R&D, to licensing, royalties and other revenue. In the Consolidated Balance Sheet as of December 31, 2004, the Company reclassified certain sales allowances of $19,099 from accrued expenses and other liabilities to accounts receivable, net. The reclassification of certain sales allowances also resulted in a reclassification of $5,009 and $6,245, respectively, from change in accrued expenses and other liabilities to change in accounts receivable in the Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003. Also in the Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, the Company reclassified $17,802 and $17,181, respectively, from change in current liabilities to change in liabilities for uncertain tax positions. In addition, in the Consolidated Statement of Cash Flows for the year ended December 31, 2003, the Company reclassified $10,000 from change in current liabilities to change in deferred revenue.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
(3)	Dispositions
     Fortamet and Altoprev
     In December 2004, the Company’s Board of Directors approved a plan to divest, or seek other strategic alternatives for its brand pharmaceutical business. On March 28, 2005, the Company consummated agreements with First Horizon for the sale and licensing of certain rights and assets related to its former Fortamet and Altoprev brand pharmaceutical products, and the manufacturing and supply of these products, at which time the Company received $50,000 related to Fortamet. After meeting certain supply requirements, as defined, the Company received $35,000 in proceeds for Altoprev, which are refundable if certain supply requirements, as defined, are not maintained. That contingency abates ratably over a 30-month period, which began in August 2005. The Company is also entitled to receive royalties of 8% and 15% of net sales, as defined, from First Horizon’s sales of Fortamet and Altoprev, respectively, until a respective product encounters generic competition. The Company has retained its obligation to pay a royalty to Sandoz Inc. related to net sales of Fortamet, as defined, until May 2009, which is subject to certain annual minimums ranging from $4,000 to $5,000 and a $10,000 annual maximum. The manufacturing and supply agreement for Fortamet and Altoprev entered into with First Horizon is for a ten-year term and is subject to a two-year notice of intent by the Company to terminate beginning five years after the date the agreement was executed. Transaction costs of approximately $1,778 were deferred and recorded in other assets, and are being amortized to cost of goods sold over the ten-year term of the manufacturing and supply agreement.
     The transaction with First Horizon constitutes a revenue arrangement with multiple deliverables consisting of (i) the licensing of the rights to the products and (ii) the manufacture and supply of the products. The Company does not have objective and reliable evidence of the fair value of the licensing of the rights to Fortamet and Altoprev, nor can it determine the fair value of the contract manufacturing services because it cannot reliably estimate future prescription levels or the timing of potential generic introductions of each respective product. As a result, the $85,000 of up-front fees received from First Horizon are being deferred and recognized as revenue on a straight-line basis over the ten-year term of the manufacturing and supply agreement. Since the Company is required to refund all or a portion of the $35,000 Altoprev proceeds in the event that the Company is unable to maintain certain supply requirements, as defined, the Company will recognize deferred revenue related to Altoprev as that contingency abates.
     For the year ended December 31, 2005, the Company amortized $6,375 of deferred revenue related to Fortamet and Altoprev. As of December 31, 2005, the Company had deferred revenue related to Fortamet and Altoprev of $78,625, included in deferred revenue in the December 31, 2005 Consolidated Balance Sheet (see Notes 11 and 12).
     Prior to the disposition, the Brand Business Segment included $26,316 of goodwill, which the Company evaluated for impairment subsequent to the First Horizon transaction. The remaining Entex and Anexsia brand product lines do not require sales force promotion. As a result, in the first quarter of 2005, the Company made the decision to terminate substantially all of its brand business employees, which effectively completed the disposition of the brand business. Consequently, the brand business goodwill was deemed to have no implied fair value. Accordingly, in the first quarter of 2005, the Company recorded a non-cash goodwill impairment charge of $26,316, shown separately in the 2005 Consolidated Statement of Income.
     During the 2005 first quarter, the Company recorded charges associated with the disposition of its brand business, including personnel related charges for severance, performance incentives and retention of approximately $9,957, reflected in SG&A, and $3,805 of non-cash charges, including $1,000 related to inventory and $2,258 related to sample inventory for Altoprev and Fortamet, included in cost of goods sold and SG&A, respectively. The Company continued to incur operating expenses throughout the remainder of 2005 as

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
the Company wound down the brand business, including an additional $541 of severance cost and a non-cash charge of $443 related to leased facilities in the third quarter of 2005, reflected in SG&A. In the fourth quarter of 2005, the Company reversed approximately $550 of severance cost that was previously accrued. As of December 31, 2005, the personnel related liability associated with the disposition of the brand business was $26. All brand operations have ceased as of December 31, 2005.
     The following table presents the major classes of assets and liabilities that were presented as assets and liabilities held for sale related to the Company’s Brand Products Segment in the December 31, 2004 Consolidated Balance Sheet, subsequent to the Company’s Board of Directors approving a plan to divest, or seek other strategic alternatives for its brand pharmaceutical business:

December 31,
2004
Assets held for sale:
Inventories	$14,581
Deferred income tax assets	599
Other current assets	2,848
Property, plant and equipment, net	887
Goodwill	26,316
Other intangible assets, net	3,889

Total assets held for sale	$49,120

Liabilities held for sale:
Obligations under capital leases	$1,530
Deferred income tax liabilities	1,959

Total liabilities held for sale	$3,489

     As of December 31, 2004, the Company ceased depreciating and amortizing assets held for sale. As part of the First Horizon transaction, the Company retained $3,889 of Fortamet product rights, net, which it resumed amortizing in April 2005 over approximately two years, which represented the remainder of the Fortamet marketing exclusivity period granted by FDA. The obligations under capital leases were paid off during 2005.
     Sale of Massachusetts Aerosol Manufacturing Operation
     During 2003, the Company recorded charges to cost of goods sold of $12,115, related to the impairment of certain assets, primarily inventories and property, plant and equipment, and under-utilization and inefficiencies at its former Massachusetts aerosol facility, which is included in the Generic Products Segment. On October 9, 2003, Andrx entered into an agreement to sell its Massachusetts aerosol manufacturing operation to Amphastar Pharmaceuticals, Inc., and recognized a gain of $3,730, which was included in gains on sale of assets in the Consolidated Statement of Income. The Company also agreed, under certain circumstances, to continue to purchase certain minimum quantities of albuterol metered dose inhaler (MDI) for at least one year, which it renewed for another two years in November 2004.
     Sales of Internet Assets
     In December 2003, the Company sold its POL web portal to Web MD for $2,000. The Company recorded a $1,000 gain on the sale of Internet assets, included in gains on sale of assets in the 2003 Consolidated Statement of Income.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
(4)	Collaborative Agreements
Generic Prilosec
     In October 2002, the Company entered into an agreement with Genpharm Inc. and Kremers Urban Development Company (KUDCo), pursuant to which Genpharm and Andrx relinquished their marketing exclusivity rights to the 10mg and 20mg strengths of their generic versions of Prilosec®, thereby accelerating the ability of KUDCo to receive final FDA approval for their version of that product, which KUDCo received on November 1, 2002. On December 9, 2002, KUDCo commenced marketing their generic version of Prilosec.
     Licensing revenues from KUDCo are recognized in accordance with the terms of the above agreement (see Note 12). The Company is entitled to a share of the net profits, as defined. The licensing rate due from KUDCo decreased from 15% to 9% in June 2003, and further decreased to 6.25% in February 2004, where it remained until Andrx’s profit participation ceased in February 2006. KUDCo’s sales allowances reported to the Company are currently being reviewed by an independent third party, consistent with the terms of the agreement. Licensing revenues from KUDCo have also been affected by competition, which has resulted in reduced sales of KUDCo’s generic version of Prilosec.
Generic OTC Claritin Products
     Andrx has a collaborative arrangement with L. Perrigo Company whereby Andrx agreed to manufacture and supply Perrigo with its generic versions of Claritin-D® 12, Claritin-D® 24 and Claritin® RediTabs, and Perrigo agreed to market such products as “store-brand,” over-the-counter (OTC) products. Perrigo launched Andrx’s OTC generic version of Claritin-D 24 in June 2003 and Andrx’s OTC generic version of Claritin RediTabs in January 2004. In 2005, the Company discontinued its efforts associated with the generic version of Claritin-D 12. Under the terms of the arrangement, Perrigo and the Company share net profits, as defined, from product sales.
Generic Wellbutrin SR/Zyban
     In July 2003, Andrx entered into an Exclusivity Agreement with Impax Laboratories, Inc. and Teva Pharmaceuticals Curacao N.V. pertaining to the respective ANDAs for generic versions of Wellbutrin SR® 150mg and Zyban®. In March 2004 and May 2004, the Company relinquished its rights to the 180-day period of market exclusivity for generic Wellbutrin SR 150mg and generic Zyban, respectively, allowing Impax and other companies to gain FDA approval to market their products. Teva launched Impax’s generic Wellbutrin SR product in the first quarter of 2004 and Impax’s generic Zyban product in the second quarter of 2004, and the Company received a share of the profits, as defined, derived from Teva’s sale of such products for each respective 180-day period, which ended in September 2004 for generic Wellbutrin SR 150mg and in November 2004 for generic Zyban (see Note 12).
Generic Glucotrol XL
     In September 2003, Andrx entered into agreements with Pfizer Inc. and ALZA Corporation to resolve patent infringement litigation involving Andrx’s ANDAs for the 2.5mg, 5mg and 10mg strengths of Glucotrol XL®. Pursuant to this settlement, Pfizer and ALZA dismissed their lawsuits against the Company, the parties exchanged mutual releases, and the Company received the right to either market the generic Glucotrol XL product supplied by Pfizer as an authorized generic and/or to manufacture and market Andrx’s ANDA product(s) in exchange for a royalty, pursuant to a sublicense for relevant ALZA patents. The Company launched all three strengths of generic Glucotrol XL, supplied by Pfizer, during the fourth quarter of 2003.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     Pursuant to the supply agreement, Pfizer is required to pay a fee if it is unable to supply product in accordance with the terms of the agreement. During 2005, the Company recorded a receivable and related reduction to cost of goods sold of $4,500 as a result of Pfizer’s failure to deliver the 2.5mg strength of this product in accordance with the agreement. This $4,500 amount was included in accounts receivable, net in the December 31, 2005 Consolidated Balance Sheet, and was received in January 2006.
Cardura XL
     In November 2003, Andrx entered into a five-year supply and distribution agreement with Pfizer Inc. in the U.S. regarding their NDA for Cardura® XL, a sustained-release formulation of doxazosin mesylate used to treat benign prostatic hyperplasia. The Company paid Pfizer $10,000 upon execution of this agreement which was refundable at the Company’s option if Pfizer did not obtain FDA Approval for Cardura XL by December 31, 2004. In January 2005, the Company notified Pfizer that it was exercising its right to terminate this agreement and Pfizer refunded the $10,000 to the Company in February 2005. This $10,000 amount was included in prepaid and other current assets in the December 31, 2004 Consolidated Balance Sheet.
Generic Oral Contraceptive Products
     In December 2003, Andrx entered into an agreement with Teva to develop and market certain generic oral contraceptive pharmaceutical products. Under the terms of the agreement, (i) Teva has exclusive marketing rights to these products in the U.S. and Canada, (ii) Andrx is responsible for developing the formulations, gaining U.S. regulatory approval of, and manufacturing these products at the Company’s facilities, and (iii) the parties share R&D costs on certain oral contraceptive pharmaceutical products and the net profits, as defined, from product sales. In April 2004, Teva launched generic versions of Ortho Tri-Cyclen® and Ortho Cyclen®-28. In March 2006, Andrx and Teva amended the agreement whereby, Andrx agreed to pay Teva $4,000 to receive, among other things, the right to subcontract its manufacturing obligations and agreed that upon a change in control of Andrx to an entity who competes with the oral contraceptive products, as defined, Andrx will transfer to Teva all of its oral contraceptives ANDA’s, pending oral contraceptives ANDA’s and technical and intellectual assets, as defined, solely related to the oral contraceptive business and Teva’s share of the net profits from products sales will be increased.
     For 2005 and 2004, the Company recorded $2,175 and $737, respectively, as licensing, royalties and other revenue for R&D services rendered to Teva associated with the development of generic versions of oral contraceptive products. Costs related to these services are included in R&D and approximate the revenues (see Note 12).
Actos and Extended-Release Metformin Combination Product
     In December 2003, Andrx entered into an agreement with Takeda Chemical Industries, Ltd. to develop and market a combination product consisting of Takeda’s Actos® (pioglitazone) and Andrx’s approved 505(b)(2) NDA extended-release metformin, each of which is administered once a day for the treatment of type 2 diabetes. The Company is responsible for obtaining regulatory approval of its extended-release metformin in countries that Takeda determines it will market the combination product. In addition, the Company is responsible for the formulation and manufacture of this combination product and Takeda is responsible for obtaining regulatory approval of and marketing this combination product, both in the U.S. and in other countries. The Company will receive milestone payments from Takeda upon the occurrence of certain specified events, as well as a transfer price for product manufactured by the Company and a royalty and certain additional performance payments related to Takeda’s sale of the combination product. Due to meeting certain specified requirements, as defined, the Company received a $10,000 development milestone payment in January 2004 and a $10,000 development milestone payment in July 2005. Deferred revenue in the 2004 and 2005 Consolidated Balance Sheets included $10,000 and $20,000, respectively, associated with the Takeda agreement, as the amounts to be retained by Andrx are contingent upon meeting certain future requirements, as defined (see Note 11). In addition, for 2005, the Company recorded as licensing, royalties and other revenue $5,281, which represented contract R&D

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
services rendered to Takeda. Costs related to these services are included in R&D and approximate the revenues (see Note 12).
Generic Paxil
     Andrx entered into an agreement with Genpharm whereby it will have the exclusive right to market an affiliate of Genpharm’s generic versions of Paxil® 10mg, 20mg, 30mg, and 40mg tablets in the U.S., in exchange for a royalty based on net profits, as defined. In May 2004, the Company launched all four strengths of Genpharm’s generic Paxil product (see Note 18).
Generic Cardizem CD and Tiazac
     Andrx has supply and distribution agreements with Sandoz for the commercialization for seven years in Canada of the Company’s generic versions of Cardizem CD and Tiazac. The generic versions of Cardizem CD and Tiazac were launched in Canada in 2001 and 2006, respectively. The Company is entitled to a share of the net profits, as defined, from the sales of the products (see Note 18).
Anexsia
     On July 1, 2001, Andrx entered into an eight-year agreement with the pharmaceutical division of Mallinckrodt, a Tyco healthcare company, for the marketing rights to Mallinckrodt’s Anexsia product line, a hydrocodone pain product line. In connection with this agreement, the Company will receive royalties on a percentage of the net margin, as defined, from the sales of generic versions of the Anexsia products marketed by Mallinckrodt (see Notes 12 and 18).
Generic Lovenox
     On May 2, 2005, Andrx entered into an agreement to obtain certain exclusive marketing rights for both strengths of Amphastar Pharmaceuticals, Inc.’s proposed generic version for Aventis Pharmaceuticals, Inc.’s Lovenox® (enoxaparin sodium) injectable product. Amphastar submitted its ANDA for generic Lovenox to the FDA in March 2003, and is the subject of a patent infringement lawsuit filed by Aventis. In June 2005, the U.S. District Court for the Central District of California granted summary judgment in Amphastar’s favor in the patent infringement lawsuit filed by Aventis relating to this ANDA. As a result of this court decision, the 30-month stay of approval of this ANDA imposed by law is no longer in effect, though such decision will not trigger any right Amphastar’s ANDA may have to a 180-day period of exclusivity. In September 2005, Aventis appealed this decision and in January 2006, the appeal was heard and the parties are awaiting the court’s decision. However, Amphastar has not obtained FDA Approval for its product and the product continues to be delayed by, among other things, a Citizen Petition, including two supplements. Amphastar has submitted comments to Aventis’ Citizen Petition and supplements.
     The marketing rights Andrx obtained from Amphastar generally extend to the U.S. retail pharmacy market. To obtain such rights, the Company paid $4,500 upon execution of the agreement, which is included in other assets in the 2005 Consolidated Balance Sheet, and will make an additional $5,500 payment to Amphastar once certain milestones relating to the product are achieved, including obtaining FDA Approval and a favorable resolution of the pending patent litigation. In exchange, Andrx will receive up to 50% of the net profits, as defined, generated from sales of Amphastar’s product in the U.S. retail pharmacy market. Under certain specified conditions, the Company has the right to receive a refund of the amounts paid to Amphastar.
InvaGen Pharmaceuticals Inc.
     On January 19, 2006, Andrx entered into an agreement with InvaGen Pharmaceuticals Inc. to commercialize 11 ANDAs. ANDAs for two of the products have been filed with the FDA and it is anticipated the ANDAs for the remaining products will be submitted during 2006 and through early 2007. Pursuant to the agreement, InvaGen will be responsible for all formulation work, regulatory submissions and manufacture of each of the products. Andrx will be responsible for sales and marketing efforts and coordination of legal activities, if any. In addition, the agreement also provides that Andrx, at its option, may site transfer manufacturing of certain products to InvaGen’s facility.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
(5)	Investments Available-For-Sale
     Investments available-for-sale consist of the following:

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Short-term:
U.S. and government agency securities	$54,031	$—	$(421)	$53,610
State, municipal and local agency securities	2,069	—	(12)	2,057
Investment grade corporate debt	139,211	1	(575)	138,637
Taxable, tax-advantaged and tax-free auction rate securities	53,649	6	(2)	53,653

	248,960	7	(1,010)	247,957

Long-term:
U.S. and government agency securities	28,067	—	(349)	27,718
State, municipal and local agency securities	5,098	—	(47)	5,051
Investment grade corporate debt	68,866	4	(535)	68,335
Asset-backed obligations	22,076	5	(80)	22,001

	124,107	9	(1,011)	123,105

	$373,067	$16	$(2,021)	$371,062

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Short-term:
U.S. and government agency securities	$7,917	$—	$(36)	$7,881
State, municipal and local agency securities	12,597	—	(39)	12,558
Investment grade corporate debt	6,593	—	(17)	6,576
Taxable, tax-advantaged and tax-free auction rate securities	17,800	—	—	17,800

	44,907	—	(92)	44,815

Long-term:
U.S. and government agency securities	50,469	1	(463)	50,007
State, municipal and local agency securities	13,204	2	(83)	13,123
Investment grade corporate debt	53,255	—	(423)	52,832
Taxable, tax-advantaged and tax-free auction rate securities	7,000	—	—	7,000

	123,928	3	(969)	122,962

	$168,835	$3	$(1,061)	$167,777

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     The unrealized losses on the Company’s investments available-for-sale were primarily caused by interest rate increases and not credit quality. Since the Company has the ability and intent to hold these investments until a recovery of their fair values, which may be at maturity, it does not consider these investments to be other than temporarily impaired as of December 31, 2005.
     As of December 31, 2005, the contractual maturities of the Company’s investments available-for-sale were as follows:

	Amortized	Market
	Cost	Value
Less than one year	$195,311	$194,304
Greater than one year	177,756	176,758

	$373,067	$371,062

     The investments available-for-sale with contractual maturities greater than one year include $53,653 of auction rate securities at market value that have final maturities longer than one year, but with interest rate auctions occurring periodically within the next year, and are therefore classified as short-term investments available-for-sale. Also included in investments available-for-sale with contractual maturities greater than one year are securities with features that may allow the issuers to repay obligations earlier than the contractual maturity date without prepayment penalties.
(6)	Inventories and Cost of Goods Sold
     Inventories consist of the following:

	December 31, 2005			December 31, 2004
	Commercial	Pre-launch	Total	Commercial	Pre-launch	Total
Raw materials	$16,052	$17,005	$33,057	$17,841	$7,603	$25,444
Work in process	15,280	497	15,777	12,274	2,623	14,897
Finished goods	185,307	899	186,206	155,444	1,519	156,963

	$216,639	$18,401	$235,040	$185,559	$11,745	$197,304

     Certain inventories associated with the brand business were classified as assets held for sale in the December 31, 2004 Consolidated Balance Sheet and are not included in the table above (see Note 3).
     Pre-launch inventories as of December 31, 2005 consisted primarily of the Company’s generic versions of Biaxin® XL, which has been approved by FDA and is subject to patent litigation (see Note 18), Concerta®, which is subject to patent litigation, Citizen Petitions and potentially exclusivity rights of others, among other things (see Note 18), and Monopril®, which was launched in January 2006. Pre-launch inventories as of December 31, 2004 consisted primarily of the Company’s generic version of Concerta. The remaining shelf lives of pre-launch inventories generally exceed one year.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     The following table summarizes certain direct charges to cost of goods sold related to the manufacture of Andrx products and product candidates:

	Years Ended December 31,
	($ in thousands)
	2005	2004	2003
Charges related to production of commercial inventories	$9,011	$18,712	$11,509
Consulting fees	6,283	5,233	876
Charges related to pre-launch inventories	16,322	11,319	6,903
Impairment charges:
North Carolina facility	10,000	14,535	—
Entex product rights	—	3,500	—
Massachusetts facility, inventory and severance	—	—	7,851
Florida machinery and equipment	888	—	3,946
Under-utilization and inefficiencies of manufacturing operations:
Florida facilities	10,282	5,240	3,159
North Carolina facility	1,215	2,959	1,491
Massachusetts aerosol facility	—	—	4,264

	$54,001	$61,498	$39,999

     Charges related to production of commercial inventories represent costs incurred at the Company’s manufacturing facilities, primarily failed batches. Consulting fees are primarily related to improving the Company’s quality and manufacturing processes. For the year ended December 31, 2005, charges related to pre-launch inventories primarily consisted of $9,186 related to the Company’s generic version of Biaxin XL, resulting from the validation and commencement of commercial production and the aging of product that may be short-dated by the date the Company anticipates that its product will likely be sold, as well as $5,303 related to the Company’s generic version of Concerta, which resulted from the aging of product that may be short-dated by the date the Company anticipates that its product will likely be approved and sold.
     In November 2005, the U.S. District Court for the District of Northern Illinois granted Abbott Laboratories’ motion for a preliminary injunction related to Andrx’s generic version of Biaxin XL. The Company has filed a notice of appeal from this order. As a result, management re-evaluated the probable future economic benefits related to certain of the Company’s generic version of Biaxin XL pre-launch inventories due to dating and recognized additional charges related to pre-launch inventories.
     In July 2005, a patent related to Concerta was listed in the FDA’s Electronic Orange Book. Although Andrx filed its Paragraph IV certification with the FDA relating to this patent and notified the NDA holder and all patentees of such certification, Andrx learned that FDA received a Paragraph IV certification for this patent prior to its certification. Consequently, FDA may award the 180-day marketing exclusivity rights to another ANDA filer. However, it is uncertain whether the other filer’s certification conformed to the FDA’s regulations. If it is determined that the other filer’s certification is invalid, the Company may be awarded such exclusivity. Under current law, Andrx believes that no 30-month stay of approvals will result from the litigation filed by ALZA Corporation and McNeil-PPC, Inc. against Andrx (see Note 18). Based on these events, management re-evaluated the probable future economic benefits related to certain of its generic version of Concerta pre-launch inventories due to dating and recognized additional charges related to pre-launch inventories.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     For the year ended December 31, 2004, charges related to pre-launch inventories included $4,531 of the Company’s generic version of Concerta (as a result of the delay caused by a Citizen Petition filed with FDA and changes in the in-process testing that were subsequently required by FDA) and $4,150 of the Company’s generic version of Accupril® (as a result of API issues).
     For the year ended December 31, 2003, charges related to pre-launch inventories primarily related to the Company’s generic versions of Wellbutrin SR/Zyban, placed into production in 2003. This product was not approved by FDA, resulting in expiration dating issues. The Company has discontinued its efforts to commercialize this product.
(7)	Property, Plant and Equipment, Net
     Property, plant and equipment, net are summarized as follows:

	December 31,
	2005	2004
Land and land improvements	$10,921	$10,824
Buildings	94,369	81,569
Manufacturing equipment	133,341	112,467
Laboratory equipment	16,703	16,113
Leasehold improvements	32,697	32,212
Computer hardware and software	54,688	51,619
Furniture and fixtures	11,185	12,016
Automobiles	137	112

	354,041	316,932
Less: accumulated depreciation and amortization	(117,267)	(90,770)

	236,774	226,162
Construction in progress	37,277	57,943

	$274,051	$284,105

     Depreciation and amortization expense of property, plant and equipment, including assets reported under capital leases, was $29,025, $29,992, and $26,022, for the years ended December 31, 2005, 2004 and 2003, respectively.
     The Company purchased its North Carolina facility in December 2002 for approximately $28,250, and began renovating the facility in 2003. In June 2004, the Company determined that a significant expansion of its Florida facilities would allow it to fulfill its current and projected manufacturing requirements through at least 2007, and decided to discontinue renovation of its North Carolina facility. These actions, among other things, made it more likely than not that this facility would be sold. Accordingly, in June 2004, the Company recorded a $14,535 impairment charge to its Generic Products Segment cost of goods sold, which represented the difference between the carrying value and the estimated fair value of its North Carolina facility based on independent appraisals. The Company entered into a listing agreement for this facility in July 2005. For the year ended December 31, 2005, the Company reassessed the estimated fair value of this facility based on current market conditions, including an independent appraisal, resulting in an additional $10,000 impairment charge to its Generic Products Segment cost of goods sold. Management estimates that it is likely that the sale of this facility will not be completed by the end of 2006. The ultimate amount realized from a sale of this facility may differ from the Company’s fair value estimate.
     Certain property, plant and equipment associated with the Company’s brand business were classified as assets held for sale in the December 31, 2004 Consolidated Balance Sheet (see Note 3).

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
(8)	Other Intangible Assets, Net
     Other intangible assets and the related accumulated amortization and amortization periods are set forth below:

			Amortization Periods
			(Years)
	December 31,
				Weighted
	2005	2004	Range	Average
Product rights	$18,995	$13,895	2-8	4.6
Accumulated amortization	(15,379)	(7,868)
Patents	1,569	1,569	14	14
Accumulated amortization	(595)	(490)

Total other intangible assets, net	$4,590	$7,106	2-14	5.2

     As of December 31, 2005, estimated amortization expense for intangible assets for each of the five succeeding fiscal years, utilizing the straight-line method, is $2,437, $1,077, $455, $367, and $105. Amortization expense for other intangible assets was $6,505, $4,576, and $3,041 for the years ended December 31, 2005, 2004 and 2003, respectively.
     In May 2004, the Company paid $5,000 to Sandoz Inc. as a result of FDA’s approval and the Company’s first commercial sale of Fortamet (metformin extended-release), as required under its agreement with Sandoz, pursuant to which the Company reacquired the product rights for Fortamet. That agreement also requires the Company to pay royalties to Sandoz for a five-year period based on sales of Fortamet (with annual guaranteed minimums ranging from $3,000 in year one to $5,000 and an annual maximum of $10,000). Such product rights were originally recorded in other intangible assets in the Brand Products Segment and amortized on a straight-line basis to cost of goods sold over the three-year Fortamet marketing exclusivity period granted by FDA. However, as of December 31, 2004, these product rights were classified as assets held for sale and accordingly the Company ceased amortizing these product rights. As part of the First Horizon transaction, the Company retained the Fortamet product rights and reclassified them to the Contract Services Segment and resumed amortizing them in April 2005 over approximately two years, which represented the remainder of the Fortamet marketing exclusivity period granted by FDA (see Note 3). The Fortamet product rights are only included in the December 31, 2005 balance above.
     In June 2004, the FDA approved an NDA for an over-the-counter (OTC) product containing the same active ingredients as the Company’s Entex PSE prescription product. According to FDA guidance, once FDA approves a version of any product that is presently permitted to be on the market and sold by prescription without an approved ANDA or NDA, similar unapproved drug products, such as the Company’s Entex product line, may be subject to FDA action. As a result, the Company recorded a charge of $3,500 to cost of goods sold in 2004 related to the impairment of the Entex product rights. This charge represented the difference between the carrying amount and the fair value of the Entex product rights based on the present value of estimated future cash flows. This charge was originally recorded as part of the Brand Products Segment, but was reclassified to the Contract Services Segment herein. In addition, in July 2004, the Company began amortizing the remaining carrying amount of its Entex product rights over 18 months and the amortization expense related to the Entex product rights increased by $3,056 to $4,526 on an annual basis. The effect on net income and related per share amounts was as follows:

	Years Ended December 31,
	2005	2004
Decrease in net income	$(1,925)	$(963)

Decrease in basic and diluted earnings per common share	$(0.03)	$(0.01)

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
(9)	Unconsolidated Joint Ventures
     The Company has two 50% investments in unconsolidated joint ventures, which do not qualify as variable interest entities under the provisions of FIN 46, and therefore are accounted for under the equity method in the accompanying consolidated financial statements.
     The Company is a 50/50 joint venture partner with Watson Pharmaceuticals, Inc., in ANCIRC, which was originally established to develop, manufacture and market up to eight generic products. ANCIRC currently markets its generic version of Oruvail® for which profits are shared equally with Watson and no longer markets its generic version of Trental®. In November 2000, the ANCIRC partners agreed to discontinue the joint venture’s efforts to develop, manufacture and sell the remaining six products. The Company elected to continue the efforts to develop, manufacture and sell the remaining six products outside of the joint venture, at its own cost and agreed to pay royalties to Watson, under certain circumstances, on the net sales derived from any of those products, none of which have yet been approved by FDA, including the Company’s generic version of Glucotrol XL (see Note 14). Other than the Company’s generic version of Glucotrol XL, the Company has discontinued its development efforts with respect to the five other ANCIRC products.
     The Company is a 50/50 joint venture partner with Carlsbad Technologies, Inc. in CARAN, whereby Carlsbad develops and manufactures and Andrx markets generic versions of Pepcid® and Mevacor®, and prior to 2005, Prozac®. The Company shares profits equally with Carlsbad on these products.
     As of December 31, 2005 and 2004, the Company’s investments in unconsolidated joint ventures were $2,560 and $4,477, respectively, and are included in other assets in the Consolidated Balance Sheets.
     Condensed financial information of the unconsolidated joint ventures is not presented, as they are not material to the Company’s consolidated financial statements.
(10)	Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following:

	December 31,
	2005	2004
Taxes, excluding payroll taxes	$22,981	$56,397
Sales allowances	13,409	12,859
Payroll, payroll taxes and related benefits	21,304	22,016
Other	33,452	25,798

	$91,146	$117,070

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
(11)	Deferred Revenue
     Deferred revenues primarily relate to up-front fees received from First Horizon related to Fortamet and Altoprev (see Note 3) and milestone payments received from Takeda (see Note 4). The following is a roll forward of deferred revenues for 2005:

	First Horizon
	Fortamet	Altoprev	Takeda	Other	Total
Balance as of January 1, 2005	$—	$—	$10,000	$974	$10,974
Additions	50,000	35,000	10,000	—	95,000
Amortization	(3,750)	(2,625)	—	(105)	(6,480)

Balance as of December 31, 2005	$46,250	$32,375	$20,000	$869	$99,494

(12)	Licensing, Royalties and Other Revenue
     Licensing, royalties and other revenues were as follows:

		Years Ended December 31,
Company	Product(s)	2005	2004	2003
First Horizon	Altoprev	$17,106	$—	$—
First Horizon	Fortamet	13,443	—	—
KUDCo	Generic Prilosec	7,160	8,157	76,658
Mallinckrodt	Generic Anexsia	7,004	3,328	1,851
Takeda	Pioglitazone/extended-release metformin	5,281	—	375
Teva/Impax	Generic Wellbutrin SR150 mg /Zyban	3,567	33,234	—
Ranbaxy	Generic Monopril-HCT	2,254	1,212	—
Teva	Generic oral contraceptives	2,175	737	—
Armstrong	Generic Albuterol	—	—	3,802
Other	Various	239	1,081	4,902

		$58,229	$47,749	$87,588

     Fortamet and Altoprev revenues include contract manufacturing revenues, amortization of deferred revenues, and licensing and royalty revenues (see Note 3).
     The Company’s profit participation under the agreements with Teva and Impax allowed for a 90-day period following the expiration of the profit participation to, among other things, adjust sales allowances. In 2005, based on the results of a review performed as allowed under the agreements, the Company recorded a reversal of sales allowances previously recorded of $3,567.
     Licensing, royalties and other revenue associated with the generic version of Prilosec for 2004 included an allocation to Andrx of $3,000 made by KUDCo related to its June 2004 $50,000 settlement of patent infringement litigation with Mylan Laboratories, Inc. and Esteve Quimica S.A., partially offset by a $2,520 reversal of sales allowances previously recorded by KUDCo.
     Andrx recorded as licensing, royalties and other revenue contract R&D services rendered to Takeda, consisting primarily of labor and overhead associated with the development of a combination product consisting of Takeda’s Actos (pioglitazone) and Andrx’s extended-release metformin. Such labor and overhead costs are included in R&D, and approximate the revenues.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     The Company recorded as licensing, royalties and other revenue R&D services rendered to Teva associated with the development of generic versions of oral contraceptive products. Costs related to these services are included in R&D, and approximate the revenues.
(13)	Income Taxes
     The components of the provision (benefit) for income taxes are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Current provision:
Federal	$3,195	$1,678	$—
State	—	—	—

	3,195	1,678	—

Deferred provision (benefit):
Federal	(11,491)	7,155	12,156
State	(474)	1,768	694

	(11,965)	8,923	12,850

Change in liabilities for uncertain tax positions, net	(32,802)	17,802	17,181

Total	$(41,572)	$28,403	$30,031

     The following table indicates the significant elements contributing to the difference between the federal statutory rate and the Company’s effective tax rate:

	Years Ended December 31,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	2.0	2.0	2.0
Reversal of liabilities for uncertain tax positions, net	(157.0)	(7.7)	—
Recognition of the benefit of net operating loss carryforward	(79.6)	—	—
Other, net	0.6	0.9	1.4

Effective tax rate	(199.0)%	30.2%	38.4%

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     Deferred income taxes represent the tax effect of the difference between financial reporting and income tax bases of assets and liabilities. The major components of deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
DEFERRED INCOME TAX ASSETS:
Credits and loss carryforwards	$14,397	$5,243
Operating allowances and liabilities	56,529	53,239

Total deferred income tax assets	70,926	58,482
Deferred income tax assets reclassified to assets held for sale	—	(599)

Total deferred income tax assets per balance sheets	$70,926	$57,883

DEFERRED INCOME TAX LIABILITIES:
Tax over book depreciation and amortization	$33,702	$36,564
Deferred income tax liability reclassified to liabilities held for sale	—	(1,959)

Total deferred income tax liabilities per balance sheets	$33,702	$34,605

     As of December 31, 2005, the Company had unused tax credits and loss carryforwards included in deferred income tax assets of $14,397, of which $12,163 expire between 2010 and 2023 and $2,234 can be carried forward indefinitely.
     The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. As of December 31, 2005, the Company had deferred income tax assets totaling $70,926. The Company has considered its ability to carry back certain net operating losses, generate future taxable income and utilize ongoing prudent and feasible tax planning strategies and has determined that no valuation allowance is necessary on its deferred income tax assets. In the event that the Company were to determine that it would not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the valuation allowance would be charged to the Consolidated Statement of Income in the period such determination was made.
     For 2005, the Company generated an income tax benefit of $41,572 compared to an expected income tax expense at the annual effective federal tax rate of 35%. The 2005 operations generated $7,866 of federal and state income tax expense, which is offset by the reversal of liabilities for uncertain tax positions and the benefit from the recognition of a net operating loss carryforward in the first quarter of 2005 as a result of the Internal Revenue Service’s (IRS) completion of its audit of the Company’s 2003 income tax return .
     The Company’s 2003 income tax return reflected a tax loss of approximately $63,000, tax effected, as the result of certain ordinary business developments. At that time, management believed the tax loss was appropriate and deductible. Nevertheless, due to the complexity of the tax rules and likelihood of a review and subsequent challenge by the taxing authorities, the Company recorded a liability to fully offset the resulting 2003 and 2004 income tax benefits. As of December 31, 2004, the Company had recorded a liability of $31,321 related to this uncertain tax position that was included in accrued expenses and other liabilities in its Consolidated Balance Sheet. In April 2005, the IRS disallowed a portion of the 2003 tax loss in the amount of $14,839, tax effected, and completed their examination of the Company’s 2003 income tax return. Due to the resolution of the 2003 loss with the IRS and the completion of the 2003 examination, in the first quarter of 2005, the Company recognized a tax benefit of approximately $48,971 as a result of the reversal of previously recorded liabilities for uncertain tax positions of $32,335 and recognition of an additional $16,636 net operating loss carryforward, tax effected.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     The IRS is in the process of concluding their audits for the years 1999 through 2002. During those years, despite the Company’s belief that its tax return positions are correct, the Company established liabilities for uncertain tax positions that may become payable in the event its positions are not upheld. During 2004, the IRS proposed a settlement of certain matters related to their audit, to which the Company agreed, and Andrx reversed $7,903 of liabilities for uncertain tax positions related to these contingencies. As of December 31, 2005, the Company had remaining liabilities for uncertain tax positions of $22,619 included in accrued expenses and other liabilities in the Consolidated Balance Sheet.
     The Company’s liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that the effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of the Company’s tax positions.
(14)	Commitments
     Secured Line of Credit
     On December 30, 2002, Andrx entered into a four-year, secured revolving line of credit facility for up to an aggregate amount of $185,000, none of which was outstanding at December 31, 2004. Fees accrued on the unused portion of the credit facility at 0.75%. On September 23, 2005, the Company gave notice that it was terminating this credit facility. Accordingly, in the third quarter of 2005, Andrx wrote-off unamortized debt issuance costs of $1,160, included in write-off of unamortized issuance costs upon termination of credit facility in the Consolidated Statement of Income for 2005. The termination was effective October 19, 2005.
     Royalties on Products
     Pursuant to the ANCIRC agreement, as amended, Watson may be entitled to receive a royalty on net sales of Andrx’s generic version of Glucotrol XL, for which the Company has an ANDA pending with FDA. No royalty is due with respect to Andrx’s sale of generic Glucotrol XL purchased from Pfizer (see Note 4).
     In February 1993, the Company entered into a royalty agreement with Dr. Chen, its former Co-Chairman and Chief Scientific Officer, which provides for royalties to Dr. Chen on the sales of its generic version of Cardizem CD, for which the Company received final FDA approval in July 1998. In August 1998, it amended that royalty agreement to account for the various contingencies presented by the stipulation (see Note 18). The Company accrued royalties to Dr. Chen of $2,926, $3,222, and $3,811 for the years ended December 31, 2005, 2004 and 2003, respectively, based on 3.33% of the net sales of its generic version of Cardizem CD, as defined. As of December 31, 2005 and 2004, the Company had amounts due to Dr. Chen of $257 and $256, respectively.
     The Company has retained its obligation to pay a royalty to Sandoz related to net sales of Fortamet, as defined, until May 2009, which in the future is subject to certain annual minimums ranging from $4,000 to $5,000 and a $10,000 annual maximum (see Note 3 and 8). The Company recorded royalties related to this arrangement of $3,750 and $2,000 to cost of goods sold for the years ended December 31, 2005 and 2004.
     Employment Agreements
     The Company has entered into employment agreements with certain of its executive officers and employees. These agreements generally provide, among other things, for the payment of an amount to such employees, ranging from 50% to 300% of the employee’s annual salary or annual salary plus bonus, and in some cases the vesting of some or all of the employee’s stock based compensation, in the event the employee’s employment is terminated by Andrx without cause, as therein defined, or by the employee for good reason, as

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
therein defined. Unless such termination is for cause, if such termination occurs within a specified period following a change in control of the Company, as therein defined, the agreements require Andrx to vest all of the employee’s stock based compensation. If the Company’s president terminates his employment, without good reason, within an 18-month period following the date the Board of Directors appoints a new chief executive officer, his agreement requires the Company to vest all of the executive’s stock based compensation and to negotiate a cash severance compensation amount. The president’s agreement expires in September 2006, but may be extended by mutual agreement of the parties.
     In 2004, a former chief executive officer received severance of $1,700, the continuation of benefits for an 18-month period, and 17 shares of common stock, which was the vested portion of the 100 RSUs he was granted in connection with his hiring.
     On September 15, 2005, the Company entered into a separation agreement and a non-competition agreement with its Former General Counsel, entitling him to severance, the continuation of certain benefits for an 18-month period, acceleration of vesting of all unvested stock options; and the acceleration of vesting of 35 RSUs. This resulted in the Company recording a charge of $9,334 to SG&A in the Corporate and Other Segment, $7,024 of which was a non-cash charge (see Note 16).
     On March 11, 2006, the Compensation Committee of the Board of Directors extended the employment agreements of the Company’s President and the President of Andrx Pharmaceuticals, Inc. through September 28, 2008 and December 31, 2007, respectively.
     On March 11, 2006, the Compensation Committee of the Board of Directors amended the CEO’s employment agreement to provide for additional severance payments if the CEO is (i) terminated by the Company upon a change of control as defined, or (ii) resigns for good reason, as defined, to include six months’ base salary and 50% of the most recent annual bonus paid to the CEO prior to the termination. In addition, on March 11, 2006, the Compensation Committee of the Board of Directors approved a change of control transaction bonus for the CEO. Pursuant to the provisions of such bonus, upon closing of the merger with Watson, the CEO will become entitled to $1,701, payable in a single lump sum.
     Operating Leases
     The Company leases manufacturing, laboratory, warehouse and office space and various pieces of equipment under operating leases that expire at various dates through 2017, with renewal options through 2027. The following schedule summarizes future minimum lease payments required under non-cancelable operating leases with terms greater than one year as of December 31, 2005, including the extended lease term when a penalty for failure to renew a lease at the end of the lease term provides reasonable assurance that the lease will be renewed, as in the case of an operating lease that will involve significant leasehold improvements:

			Minimum Lease
	Total Obligation	Sublease	Payments, Net
2006	$12,764	$(1,490)	$11,274
2007	12,483	(1,272)	11,211
2008	12,228	(1,186)	11,042
2009	11,206	(1,199)	10,007
2010	9,692	(1,212)	8,480
Thereafter	77,297	(1,122)	76,175

	$135,670	$(7,481)	$128,189

     Rent expense amounted to approximately $11,809, $12,899, and $11,800 for the years ended December 31, 2005, 2004 and 2003, respectively.
     Purchase Commitments
     The Company had a purchase commitment at December 31, 2005 of approximately $1,950 for the purchase of albuterol MDI inventories in 2006 under an agreement with Amphastar. During 2005, the Company purchased approximately $3,000 of albuterol MDI inventories under this agreement.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
(15)	Related Party Transactions
     In the normal course of its distribution business, the Company purchases finished good inventories from various companies, including Able Laboratories, Inc. (through May 2005) and Ranbaxy Pharmaceuticals. Dr. Elliot F. Hahn, a current Andrx director, and former executive officer of Andrx, has been a member of Able’s Board of Directors since April 10, 2003. For the years ended December 31, 2005, 2004 and 2003, the Company purchased finished goods inventories of $4,812, $7,729 and $9,500 from Able, respectively. As of December 31, 2005, no amounts were due to Able. As of December 31, 2004, Andrx had amounts due to Able of $21. Able filed a petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code on July 18, 2005. In 2001, Ranbaxy purchased the assets of HMS Sales and Marketing, Inc., which is wholly-owned by Lawrence J. DuBow, a current Andrx director, and his immediate family, and Mr. DuBow, through HMS, continues to render consulting services to Ranbaxy. For the years ended December 31, 2005, 2004 and 2003, the Company purchased finished goods inventories of $32,283, $28,763, and $41,287, respectively, from Ranbaxy. As of December 31, 2005 and 2004, Andrx had amounts due to Ranbaxy of $6,627 and $441, respectively. The Company also entered into an agreement with Ranbaxy with respect to Andrx’s market exclusivity rights for its generic version of Monopril HCT. For the year ended December 31, 2005 and 2004, Andrx recognized $2,254 and $1,212 in licensing and royalties revenues related to this agreement. As of December 31, 2004, Andrx had amounts due from Ranbaxy related to licensing and royalties revenues of $1,723. This agreement expired in June 2005 and no amounts were due as of December 31, 2005 (see Note 12).
     The Company entered into an Employment Cessation Agreement with Dr. Elliot F. Hahn, Ph.D. on November 15, 2004. The agreement provided that (i) Dr. Hahn’s employment with Andrx terminated as of October 15, 2004, (ii) Dr. Hahn would provide consulting services through October 15, 2005 for $100, and (iii) as long as he remained a board member, Dr. Hahn would receive an annual $25 board fee, as well as health and dental benefits and access to certain administrative personnel. On December 12, 2005, the Board of Directors determined that Dr. Hahn shall receive cash compensation for his service as a director commensurate with those amounts received by Andrx’s other non-management directors for his/her service as an Andrx director, as well as continue to receive, among other things, $25 annually and health insurance for him and his dependents. For the years ended December 31, 2005 and 2004, the Company paid $108 and $21, respectively, to Dr. Hahn related to these agreements. If a change of control, as defined in the agreement, were to occur, and Dr. Hahn does not serve on the board of the surviving entity, Dr. Hahn shall receive the balance of any board fee and other benefits he is owed through the end of his then-current board term.
     In March 2000, Andrx acquired certain assets of Valmed Pharmaceuticals, Inc., also known as VIP, a privately owned distributor of generic pharmaceuticals headquartered in Grand Island, New York for $15,195. Upon acquiring Valmed, the Company entered into profit sharing and retention agreements with the then current management of Valmed which included, Albert Paonessa III, currently Anda, Inc.’s executive vice president and chief operating officer, his father, the president of Valmed and his sister, a current employee of Valmed. The agreements related to the Paonessas’ continued management of Valmed and related operations, and were for a period of five years. For the years ended December 31, 2004 and 2003, the Company paid an aggregate of $736 and $1,843 respectively, to Albert Paonessa III and his family pursuant to the agreements. No such amounts were paid during the year ended December 31, 2005.
     Some of the Company’s executive officers and directors may have investment accounts at the same financial institutions as Andrx.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
(16)	Stockholders’ Equity
     In June 2004, Andrx’s stockholders approved the Amended and Restated Certificate of Incorporation for Andrx Corporation, which increased the number of shares of common stock authorized for issuance from 100,000 to 200,000.
     In March 2003, the Company’s Board of Directors adopted a stockholder rights plan. The rights plan has certain anti-takeover provisions that may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors. Under the rights plan, each stockholder is issued one right to acquire one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $70.00, subject to adjustment, for each outstanding share of common stock they own. These rights are only exercisable if a single person or company acquires 15% or more of the Company’s common stock, or if an announced tender or exchange offer would result in 15% or more of the common stock being acquired. If the Company were acquired, each right, except those of the acquirer, would entitle its holder to purchase the number of shares of common stock having a then-current market value of twice the exercise price of the right. In addition, if the Company becomes involved in a merger or other business combination where (1) it is not the surviving company, (2) common stock is changed or exchanged, or (3) 50% or more of its assets or earning power are sold, then each right, except those of the acquirer, would be exercisable for common stock of the acquiring corporation having a market value of twice the exercise price of the right. In addition, the Board of Directors has the option of exchanging all or part of the rights for an equal number of shares of common stock. The Company may redeem the rights for $0.01 per right at any time prior to a triggering acquisition and, unless redeemed earlier, the rights would expire on March 20, 2013.
     2000 Stock Option Plan and 1993 Stock Incentive Plan
     In September 2000, the Company’s stockholders approved its 2000 Stock Option Plan (the 2000 Plan), which allows for the issuance of up to 12,000 shares of common stock. Under the provisions of the 2000 Plan, the Board of Directors or its compensation committee is authorized to grant stock options of common stock to its employees, consultants or advisors. The terms for, and exercise price at which any stock option may be awarded, is to be determined by the compensation committee. Prior to the approval of the 2000 Plan, the Company operated under the 1993 Stock Incentive Plan, as amended, which allowed for the issuance of up to 8,000 shares of common stock in the form of stock options, RSUs, stock appreciation rights and other performance-based awards.
     In June 2003, the Company’s stockholders approved an amendment of the 2000 Plan, to, among other things, (i) allow the granting of RSUs, stock appreciation rights, and other performance-based awards for the issuance of up to 1,500 shares of common stock, in addition to stock options and (ii) prohibit option re-pricing and the issuance of options at per share exercise prices less than fair market value. The June 2003 amendment did not affect the total amount of shares authorized for issuance under the 2000 Plan.
     As of December 31, 2005, approximately 6,200 shares of common stock remain available for future grants under the 2000 Plan, of which no more than approximately 680 shares are available for grants of awards other than stock options.
     During 2005 the Company discontinued its practice of issuing options, and on March 2, 2005, the Company’s Board of Directors accelerated the vesting of out-of-the-money unvested stock options based on a review of Andrx’s long-term incentive programs in light of current market conditions and the issuance of SFAS 123(R). An option was considered out-of-the-money if the exercise price was greater than the March 2, 2005 NASDAQ market closing price of $21.57. As a result of the acceleration, options outstanding at March 2, 2005 to acquire approximately 2,000 shares of common stock, with a weighted-average exercise price of $34.98

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
(representing approximately 30% of the then total outstanding options), which otherwise would have vested from time to time through 2008, became immediately exercisable. The acceleration of the vesting of these stock options will eliminate the need for recognizing future compensation expense associated with these options.
     The Company will begin to expense the remaining unvested stock options to acquire approximately 750 shares of common stock beginning January 2006, in accordance with SFAS 123(R). The Company estimates the non-cash compensation expense to be recognized related to these options, assuming no forfeitures and no additional grants, will be approximately $2,000, of which $1,300, $500, and $200 will be expensed in 2006, 2007, and thereafter, respectively.
     - Stock Options
     A summary of the plan activity for stock options is as follows:

	Outstanding				Exercisable
	Number of	Exercise Price Per Share				Wtd. Avg.
	Shares Under					Exercise
	Option	Low	High	Wtd. Avg.	Shares	Price
December 31, 2002	6,432	$1.62	$85.00	$35.96	2,933	$25.37

Granted	2,350	8.85	35.63	18.52
Exercised	(730)	22.17	1.62	4.60
Forfeited	(1,573)	3.49	85.00	33.71

December 31, 2003	6,479	2.74	85.00	33.71	3,025	34.37

Granted	1,931	17.77	30.00	26.00
Exercised	(493)	2.99	29.94	12.23
Forfeited	(1,121)	4.98	85.00	33.97

December 31, 2004	6,796	2.74	85.00	32.94	3,493	36.65

Granted	18	21.60	22.32	21.73
Exercised	(519)	2.74	23.81	10.05
Forfeited	(1,099)	8.34	85.00	32.22

December 31, 2005	5,196	$5.04	$85.00	$35.35	4,834	$36.82

Options Outstanding				Exercisable Options
At December 31, 2005				At December 31, 2005
	Number of	Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
Range of	Shares Under	Remaining	Exercise		Exercise
Exercise Prices	Option	Life in Years	Price	Shares	Price
$5.04 - $16.62	1,160	4.54	$14.31	913	$14.32
17.77-25.31	804	5.54	21.71	688	22.19
25.64-25.64	942	8.07	25.64	943	25.64
27.28-47.83	911	4.46	38.78	911	38.78
49.25-67.50	890	5.19	61.72	890	61.72
70.85-85.00	489	5.85	72.04	489	72.04

$5.04-$85.00	5,196	5.56	$35.35	4,834	$36.82

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     As of December 31, 2005, the stock options outstanding generally vest over four to five years, with a maximum term of 10 years.
     Options to acquire a total of 2 shares of common stock with exercise prices ranging from $314 to $18,491 per share are excluded from the above tables due to immateriality of the number of options and the fact that they are significantly in excess of the current market price and the historical range of common stock’s trading price.
     On September 15, 2005, the Company entered into a Separation Agreement with its Former General Counsel (see Note 14). As a result of (i) the employment agreement entered into on September 28, 2001 with the Company’s Former General Counsel being deemed to modify the exercise period of the stock options issued to him prior to that date, and (ii) a separation event occurring when the Former General Counsel terminated his employment for “Good Reason,” Andrx was required to revalue 167 stock options that were granted to its Former General Counsel prior to the execution of his September 2001 employment agreement and still outstanding at the date of separation based on the NASDAQ market closing price of $64.92 on the date of the September 2001 employment agreement, in accordance with FASB Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation (An Interpretation of APB Opinion No. 25).” These stock options had exercise prices ranging from $2.74 to $62.38, and a weighted average exercise price of $22.86. This resulted in a non-cash compensation cost of $7,024 recorded to SG&A in the Corporate and Other Segment during the year ended December 31, 2005.
     In addition, the Company recorded a deferred tax asset of $2,599 associated with the non-cash compensation cost related to its Former General Counsel’s stock options. Upon exercise or expiration, a portion or all of the deferred tax asset may be required to be charged to additional paid-in capital or income tax expense, as appropriate.
     - RSUs
     Each unit represents the right to acquire one share of common stock. During 2005, 2004 and 2003, the Company granted, net of related forfeitures, 505, 196 and 199 RSUs with a net value of $11,884, $4,646 and $3,309, respectively. In 2005 and 2004, the Company issued 64 and 28 shares of common stock in connection with RSUs. As of December 31, 2005, 912 RSUs were outstanding, 819 of which were service based and 93 of which were performance based.
     The value of the RSUs is being amortized on a straight-line basis over the respective service and performance periods and is included in SG&A. For the years ended December 31, 2005, 2004 and 2003, $3,429, $1,539, and $1,474, respectively, were included in SG&A pertaining to the amortization of these RSUs. Future amortization expense associated with RSUs as of December 31, 2005, assuming no forfeitures, is as follows:

2006	$3,660
2007	3,337
2008	2,967
2009	1,848
2010	1,225
Thereafter	1,597

$14,634

     During 2004, the Company’s former chief executive officer, in accordance with the terms of his employment agreement, received, upon the termination of his employment and his agreement to certain non-compete, non-solicitation and other conditions, 17 shares of common stock, representing the vested portion of the 100 RSUs he was originally granted.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     On September 15, 2005, the Company entered into a separation agreement with its Former General Counsel, which resulted in the acceleration of vesting of 35 RSUs.
     In February 2006, the Company granted 424 RSUs with a value of $8,310.
     ESPP
     In July 2001, the Company’s stockholders approved the adoption of an ESPP, with 400 shares available for purchase by participating employees. In June 2003, the stockholders approved an amendment to increase the number of shares eligible under the plan to 650. In 2005, 2004 and 2003, the Company issued a total of 60, 72, and 100 shares of common stock, respectively, in connection with the ESPP. As of December 31, 2005, 328 shares remain available for future issuances. Once the provisions of SFAS 123(R) go into effect, the ESPP will be treated as compensatory. The Company cannot estimate the compensation expense that will be recognized in connection with the ESPP because such expense will depend on the number of employees participating in the plan, the stock price, and other factors. Had SFAS 123(R) been in effect in 2005, the compensation expense recognized in connection with the ESPP would have been immaterial to the Company’s results of operations.
(17)	401(k) Plan
     The Company’s 401(k) defined contribution retirement plan covers substantially all of its employees. Effective January 1, 2005, the Company matches employee contributions to the 401(k) plan on a dollar-for-dollar basis, up to 6% of an employee’s eligible salary and bonus. Prior to this change, the Company matched 50% of the first 5% of an employee’s contribution, subject to certain limitations. If Andrx achieves financial goals that will be established annually, a portion of the Company’s profits will be funded into the 401(k) plan for the benefit of substantially all full-time Andrx employees as of the end of the year that have worked more than 501 hours during the year. For the years ended December 31, 2005, 2004 and 2003, the Company contributed $4,139, $1,688, and $1,600, respectively, to the 401(k) plan. In addition, for the year ended December 31, 2005, the Company accrued $2,000 for the profit share.
(18)	Litigation and Contingencies
Ongoing Patent Infringement Litigation
     Following submission of a Paragraph IV certification that the Company’s ANDA product candidate does not infringe the valid patent rights of the referenced brand product, the Company would anticipate that patent infringement litigation will be commenced against it. Generally, unless the Company commences selling such ANDA products before the related litigation has been concluded, the Company would not incur any substantial damages in connection with this type of litigation.
     Naproxen Sodium (Naprelan)
     In March 2002, the U.S. District Court for the Southern District of Florida issued an order that Elan Corporation Plc’s patent was invalid, and in September 2002, the Company commenced selling naproxen sodium, its generic version of Naprelan®. In March 2003, the District Court issued an order denying, among other things, (i) Elan’s motion for reconsideration of the March 2002 order invalidating its patent, and (ii) the Company’s motion asking the District Court for a ruling on its non-infringement defenses. Both parties appealed that March 2003 decision. On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the Elan patent was invalid, and remanded the case back to the District Court for a determination as to whether Andrx’s product infringes the Elan patent. On July 12, 2005, the Federal Circuit

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
Court of Appeals issued a decision, in an unrelated case, on how a court should address issues of claim construction, and the District Court judge handling this case instructed the parties to file briefs on how the District Court should proceed in this matter in light of the Federal Circuit Court of Appeals decision. The parties filed their briefs and the Company is awaiting the court’s decision.
     In January 2005, Elan filed a complaint in the U.S. District Court for the Southern District of Florida seeking willful damages as a result of the Company’s sale of its generic version of Naprelan. In February 2005, the Company filed its answer to Elan’s January 2005 complaint and filed a counterclaim for declaratory relief for unenforceability due to inequitable conduct and for non-infringement and invalidity of the applicable patent. This matter has been stayed pending resolution of the infringement action. The Company is not in a position to determine the ultimate outcome of this matter. However, since the Company has sold and is continuing to sell its generic version of Naprelan, an adverse determination could have a material adverse effect on the Company’s business and consolidated financial statements.
     Omeprazole (Prilosec)
     In 1998, the Company filed an ANDA seeking approval from the FDA to market omeprazole, its generic version of Prilosec. In May 1998, AstraZeneca plc filed suit under the provisions of the Hatch-Waxman Act alleging patent infringement. The matter was tried in the U.S. District Court for the Southern District of New York along with the consolidated claims of three other ANDA applicants. In October 2002, the District Court entered an order and an opinion finding that Astra’s ‘505 and ‘230 patents are valid and that the generic versions of Prilosec developed by the Company infringe those patents. On December 11, 2003, the Federal Circuit Court of Appeals affirmed the lower court’s opinion that Astra’s patents are valid and infringed by the Company’s product. Astra advised the District Court that it believes it may be entitled to damages as a result of the Company’s decision to build an inventory of its product prior to the District Court’s determination, but has not sought to enforce such claims. On May 19, 2004, the District Court ruled that the Company’s product does not infringe any valid claims of the ‘281 patent, and that Astra’s ‘505 and ‘230 patents are not unenforceable against the Company’s product. Both Astra and the Company have appealed this determination. The District Court has not issued an opinion on Astra’s claims for willful infringement of the ‘505 and ‘230 patents or on Astra’s request for attorneys’ fees. Though the Company believes that Astra is unlikely to prevail in its request for damages or attorneys’ fees and that Astra has not been damaged as a result of the Company’s decision to build inventory prior to the District Court’s determination, if Astra were to prevail in these claims, it could have a material adverse effect on the Company’s business and consolidated financial statements.
Clarithromycin ER (Biaxin XL)
     In October 2002, the Company submitted an ANDA seeking FDA Approval to market clarithromycin extended-release tablets 500mg, its generic version of Abbott Laboratories’ Biaxin® XL 500mg product. On March 14, 2005, Abbott filed a complaint, which was later amended on March 25, 2005 and April 14, 2005, in the U.S. District Court for the Northern District of Illinois for alleged patent infringement wherein it sought to enjoin Andrx Pharmaceuticals, Inc. from commercially manufacturing, using, offering to sell or selling generic versions of Biaxin XL. Additionally, Abbott sought declaratory judgment of infringement against Andrx for four patents related to Abbott’s product. On March 30, 2005, the Company filed an action for a declaratory judgment in the U.S. District Court for the Southern District of Florida against Abbott Laboratories and Taisho Pharmaceuticals (the owner of one of the patents at issue with Abbott) for non-infringement and invalidity of six patents related to Abbott’s Biaxin XL product. On May 18, 2005, Abbott filed a motion for preliminary injunction seeking to enjoin Andrx Pharmaceuticals, Inc. from commercially manufacturing, using, offering to sell or selling generic versions of Biaxin XL. On November 10, 2005, the District Court granted Abbott’s motion for a preliminary injunction against the Company as to the ‘718, ‘616 and ‘407 patents. On November

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
18, 2005, the Company filed a notice of appeal from this order. A trial date has not yet been scheduled. At this time, the Company is unable to determine the ultimate outcome of these matters.
     Metoprolol Succinate (Toprol-XL)
     In 2003 and 2004, the Company filed ANDAs seeking FDA Approval to market metoprolol succinate extended-release tablets in the 25mg, 50mg, 100mg and 200mg strengths, respectively, of its generic versions of Toprol-XL®. AstraZeneca AB, Aktiebolaget Hassle and AstraZeneca LP sued the Company for patent infringement in the U.S. District Court for the District of Delaware in February 2004 on the 50mg strength, in July 2004 on the 25mg strength, and in December 2004 on the 100mg and 200mg strengths. On August 9, 2004, the Multidistrict Litigation Panel consolidated and sent to the U.S. District Court for the Eastern District of Missouri the three pending metoprolol succinate patent infringement cases brought by Astra against Andrx and two other generic drug companies for pretrial discovery purposes. On January 17, 2006, the District Court granted the Company’s and two other pharmaceutical companies’ motion for summary judgment and determined that the patents asserted by Astra are invalid due to double patenting and are unenforceable due to inequitable conduct. On February 16, 2006, Astra filed a notice of appeal from this decision. Although the Company is unable at this time to determine the ultimate outcome of this matter, an adverse determination is unlikely to have a material adverse effect on the Company’s business and consolidated financial statements unless the Company were to commence selling its product prior to such determination.
     Sodium Valproate
     The Company filed an ANDA seeking FDA Approval to market a generic version of Depakote®, and in March 2000, Abbott Laboratories sued the Company in the U.S. District Court for the Southern District of Florida for patent infringement. The FDA refused to accept Andrx’s ANDA and as a result, the Company filed a 505(b)(2) application to market a sodium valproate product that is bioequivalent to Depakote. In May 2003, Abbott filed a new infringement complaint against the Company in the same U.S. District Court in connection with its new application. Both cases were consolidated and the original ANDA lawsuit was subsequently dismissed without prejudice. On December 27, 2005, the court entered an order denying Andrx’s motion for summary judgment.
     Methylphenidate (Concerta)
     On September 1, 2005, ALZA Corporation and McNeil-PPC, Inc. filed a complaint in the U.S. District Court for the District of Delaware against Andrx and Impax, claiming that their respective products infringe, contributorily infringe, and/or induce the infringement of, ALZA’s ‘373 and ‘129 patents. The complaint seeks, among other things, (i) a judgment of infringement, contributory infringement, and inducement of infringement, and (ii) an order directing FDA not to approve Impax’s and Andrx’s ANDAs before the expiration date of those patents. Although the Company is unable at this time to determine the ultimate outcome of these matters, an adverse determination is unlikely to have a material adverse effect on the Company’s business and consolidated financial statements unless the Company were to commence selling its product prior to such determination.
     Diltiazem HCl ER (Cardizem LA)
     On August 10, 2005, Biovail Laboratories International SRL filed a patent infringement complaint in the U.S. District Court for the District of Delaware against Andrx with respect to the product described in Andrx’s ANDA filing for diltiazem hydrochloride extended-release tablets (120mg), bioequivalent to Cardizem® LA. In August 2005, the Company amended that filing to include the additional strengths (180mg, 240mg, 300mg, 360mg and 420mg). On October 14, 2005, a separate patent infringement complaint was filed

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
in the U.S. District Court for the District of Delaware against the Company with respect to the lower strengths. Biovail alleges that the Company’s proposed product infringes Biovail’s ‘791 patent, and seeks a permanent injunction preventing Andrx from making, using, offering to sell or selling the accused product until the expiration of that patent. Although the Company is unable at this time to determine the ultimate outcome of these matters, an adverse determination is unlikely to have a material adverse effect on the Company’s business and consolidated financial statements unless the Company were to commence selling its product prior to such determination.
     Diltiazem HCl in Canada
     In February 2006, Biovail Corporation and Laboratoires Des Produits Ethiques Ehtypharm filed a patent infringement action against Andrx Corporation, Andrx Pharmaceuticals, Inc. and Sandoz Canada, Inc., in the Federal Court of Canada for infringement of two of the plaintiffs’ Canadian patents. One patent relates to an extended-release form of diltiazem hydrochloride and the other patent relates to sustained-release microgranules containing diltiazem hydrochloride as an active ingredient. Plaintiffs seek temporary and permanent injunctive relief enjoining the defendants from making, using, selling or offering for sale in Canada any diltiazem hydrochloride formulation covered by any of the claims of the two patents, an accounting of any profits made by defendants by reason of their infringement and compensatory and punitive damages in an unspecified amount. At this time, the Company is unable to determine the ultimate outcome of this matter.
     Wellbutrin XL 150mg
     On December 20, 2005, the Company filed a patent infringement lawsuit in the U.S. District Court for the Southern District of Florida against GlaxoSmithKline. The Company believes Glaxo’s currently marketed formulation of Wellbutrin XL® 150mg infringes Andrx’s 6,905,708 patent. The lawsuit seeks treble damages and to enjoin Glaxo and those acting in concert with it from making, importing, using, selling and/or offering for sale in the U.S. its Wellbutrin XL 150mg product.
     Other Pending Litigation
     FDA Related Securities Claims
     On October 11, 2005, Jerry Lowry filed a class action complaint on behalf of purchasers of the Company’s common stock during the class period (March 9, 2005 through September 5, 2005) in the U.S. District Court for the Southern District of Florida against Andrx Corporation and its Chief Executive Officer. The complaint seeks damages under the Securities Exchange Act of 1934, as amended, and alleges that during the class period, it failed to properly disclose the status of its compliance with the cGMP established by the FDA. The complaint also alleges that the plaintiffs suffered damages as a result of its disclosure on September 6, 2005 that FDA placed the Company in OAI status and a subsequent decline in the trading price of its common stock from $17.94 on September 5, 2005 to a closing price of $14.89 on September 6, 2005. Although the Company is unable at this time to determine the ultimate outcome of this matter, an adverse determination could have a material adverse effect on the Company’s business and consolidated financial statements.
     Mallinckrodt Claim
     On February 17, 2006, Andrx Therapeutics, Inc. filed a complaint against Mallinckrodt, Inc., in the U.S. District Court for the Southern District of Florida. The complaint results from a dispute over certain agreements, including a supply and marketing agreement entered into between the Company and Mallinckrodt. The complaint seeks to establish the parties’ rights under the agreements, a judgment declaring that the agreements are still in force and that the Company has not defaulted in its obligations. In the alternative, the

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
Company seeks a judgment for either breach of contract for anticipatory repudiation or for breach of duty of good faith. On March 10, 2006, Mallinckrodt filed suit against Andrx Therapeutics, Inc., Andrx Laboratories, Inc. and Andrx Corporation in state court in Missouri, arising from the same dispute referenced above. In its suit, Mallinckrodt alleges breach of contract, declaratory judgment, breach of implied covenant of good faith and fair dealing and seeks damages for $3,800, along with injunctive relief. Though the Company is not in a position to determine the ultimate outcome of this matter, it believes that it is unlikely that this claim will result in a material loss.
     Drug Pricing Litigation
     On August 4, 2004, the City of New York filed an action against the Company and numerous other pharmaceutical companies in the U. S. District Court for the Southern District of New York, claiming Medicaid was overcharged for prescription medications. Later, 26 separate New York counties filed complaints reiterating the same type of allegations against Andrx and other pharmaceutical companies. These complaints generally allege overpayments of varying amounts with respect to the Company’s products, and in particular its generic versions of Glucophage XR® and Cardizem CD. On June 15, 2005, plaintiffs filed a consolidated complaint wherein Andrx, along with a few other companies, was no longer named as a defendant. One other New York State action, by Erie County, remains pending in the Supreme Court of the State of New York.
     In addition, on January 26, 2005, the state of Alabama, by its attorney general, filed a similar lawsuit against numerous pharmaceutical companies, including Andrx, in the Circuit Court of Montgomery County, Alabama. On April 2005, the Company filed a motion to dismiss on behalf of Andrx Corporation and Andrx Pharmaceuticals, Inc. On October 21, 2005, plaintiffs dismissed Andrx Corporation as a defendant, leaving only Andrx Pharmaceuticals, Inc. On January 13, 2006, the state of Alabama filed an amended complaint.
     On October 20, 2005, the state of Mississippi filed a similar lawsuit and the Company moved to dismiss for a more definite statement. The court has not ruled on Andrx’s motion to dismiss. There are reportedly numerous other lawsuits and investigations pending throughout the country against pharmaceutical companies related to these issues, which may result in additional claims against the Company. Although the Company is unable at this time to determine the ultimate outcome of this matter, an adverse determination could have a material adverse effect on the Company’s business and consolidated financial statements.
     Lemelson Patent Litigation
     On November 23, 2001, the Lemelson Medical, Education & Research Foundation, LP filed an action in the U.S. District Court for the District of Arizona alleging patent infringement against the Company and others involving “machine vision” or “computer image analysis.” On March 20, 2002, the U.S. District Court for the District of Arizona entered an Order of Stay in the proceedings, pending the resolution of another suit before the U.S. District Court for the District of Nevada, which involves the same patents, but does not involve the Company. On January 23, 2004, that Nevada court issued an order determining that certain Lemelson patents, including the patents asserted against the Company, were unenforceable. Lemelson moved to amend or alter that judgment and on May 27, 2004, an amended judgment of non-infringement was entered. On June 22, 2004, Lemelson appealed the judgment to the U.S. Court of Appeals for the Federal Circuit. On September 9, 2005, the Federal Circuit Court of Appeals affirmed the district court’s opinion. On February 1, 2006, this matter was dismissed with prejudice.
     Shareholders’ Derivative Actions
     On December 14, 2005, a shareholders’ derivative action was filed by Greg Umeda on behalf of Andrx Corporation, against Thomas P. Rice, John Hanson, the Board of Directors and Andrx (as a nominal defendant in the U.S. District Court for the Southern District of Florida) for alleged breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment between March 2005 and December 2005. The complaint alleges that the individual defendants breached their fiduciary duties by allowing Andrx to issue statements that claimed the Company was in compliance with FDA regulations and also

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
from withholding from the public during the relevant period material non-public information relating to Andrx’s violations of cGMP at its manufacturing facilities. Mr. Umeda further alleges that as a result of the wrongdoing, the Company’s stock dropped from $17.94 on September 2, 2005 to a closing price of $14.89 on September 6, 2005.
     On January 6, 2006, a second shareholders’ derivative action was filed by Joseph Michael on behalf of Andrx Corporation, against Thomas Rice and the members of the Board of Directors in the U.S. District Court for the Southern District of Florida. The complaint alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and negligence that occurred from March 9, 2005 through January 6, 2006, and that have allegedly caused substantial losses to the Company.
     On March 13, 2006, these cases were consolidated and stayed pending the resolution of the anticipated motions to dismiss to be filed in the pending FDA related Securities class action litigation.
     Although the Company is unable at this time to determine the ultimate outcome of these matters, an adverse determination could have a material adverse effect on the Company’s business and consolidated financial statements.
     Resolved Litigation
     Cardizem CD Antitrust Litigation
     Beginning in August 1998, several putative class action lawsuits were filed against Aventis (formerly Hoechst Marion Roussel, Inc.) and the Company arising from a 1997 stipulation entered into between Aventis and the Company in connection with a patent infringement suit brought by Aventis with regard to its product, Cardizem CD. The actions pending in federal court were consolidated for multi-district litigation purposes in the U.S. District Court for the Eastern District of Michigan, with one of the cases filed by a group of direct purchasers having since been remanded back to the U.S. District Court for the Southern District of Florida. The complaint in each action alleges that Aventis and the Company, by way of the 1997 stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly gave Aventis and the Company a near monopoly in the U.S. market for Cardizem CD and a generic version of that pharmaceutical product. Each complaint sought compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 2000, the U.S. District Court for the Eastern District of Michigan granted summary judgment to plaintiffs finding that the 1997 stipulation was a per se violation of antitrust laws. On June 13, 2003, the U.S. Court of Appeals for the Sixth Circuit affirmed the district court’s decision, and on October 12, 2004, the U.S. Supreme Court declined to review this case.
     Essentially reiterating the claims asserted against the Company in the aforementioned Cardizem CD antitrust class action litigation and seeking the same relief sought in that litigation are: (i) the May 14, 2001 complaint filed by the attorneys general for the states of New York and Michigan, joined by 13 additional states and the District of Columbia, on behalf of their government entities and consumers resident in their jurisdictions, which was subsequently amended to add 12 additional states and Puerto Rico to the action; (ii) the July 26, 2001 complaint filed by Blue Cross Blue Shield of Michigan, joined by three other Blue Cross Blue Shield plans; (iii) two actions pending in state courts in Florida, and (iv) two actions pending in state courts in Kansas.
     On November 26, 2002, the U.S. District Court for the Eastern District of Michigan approved a settlement between the direct purchasers and Aventis and the Company. In October 2003, the U.S. District Court for the Eastern District of Michigan approved a settlement between the indirect purchasers and Aventis and the Company. In November 2004, the U.S. Court of Appeals for the Sixth Circuit denied an appeal of the District Court’s approval of that settlement. On May 23, 2005, the U.S. Supreme Court refused to hear the

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
appeal. On May 31, 2005, a motion was entered granting the plaintiffs motion to distribute the settlement funds to consumers.
     All of the cases regarding this matter have been settled or dismissed or are in the process of being dismissed.
     Wellbutrin SR Related Securities Claims
     Seven complaints were filed against the Company and certain of its current and former officers and directors for alleged material misrepresentations regarding the expiration dating for its generic versions of Wellbutrin SR/Zyban and that the Company knew that its products would not receive timely FDA Approval. All of these cases were consolidated and on October 20, 2003, the plaintiffs filed a consolidated amended class action complaint in the U.S. District Court for the Southern District of Florida against the Company and Richard J. Lane, its former Chief Executive Officer, alleging a class period from March 1, 2002 through March 4, 2003. After the District Court granted the Company’s motion to dismiss this complaint, on March 5, 2004, the plaintiffs further amended their complaint. This matter was settled in March 2005 for $2,500. The settlement was orally approved by the court on October 7, 2005. The settlement did not require a material payment by the Company, as the settlement proceeds were paid by Andrx’s insurance carrier. On January 11, 2006, the court entered a final judgment approving the settlement and dismissing the case with prejudice.
     PPA Litigation
     Beginning in October 2001, 12 product liability lawsuits were filed against the Company, and others, for personal injuries allegedly arising out of the use of phenylpropanolamine (PPA). The actions were consolidated and transferred to the U.S. District Court for the Western District of Washington. The Company was named in the suits because it acquired the Entex product from Elan. While PPA was at one time contained in Elan’s Entex product, the Company reformulated Entex upon acquiring it from Elan and eliminated PPA as an active ingredient thereof. All of these cases against the Company were dismissed, either voluntarily or pursuant to court order. Notwithstanding a court order dated September 15, 2004, which dismissed the case and enjoined the re-filing of that case in state court, in December 2004, the plaintiff in one of those actions, Laura M. Bonucchi, filed an amended complaint in the Michigan Circuit Court for the County of Ingham, to again name the Company as a defendant in connection with this matter. On October 13, 2005, the Michigan Circuit Court dismissed this matter with prejudice.
     Other Pending Matters
     The Company is also involved in various other disputes, governmental and/or regulatory inspections, inquiries, investigations and proceedings that are deemed immaterial by the Company, and litigation may arise from time to time in the ordinary course of business. The process of resolving such matters through litigation or other means is inherently uncertain, and it is possible that the resolution of these matters could have a material adverse effect on the Company’s business and consolidated financial statements.

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     Litigation Settlements and Other Charges
     Litigation settlements and other charges for 2004 were $7,800, which primarily consisted of settlement costs related to the Kos Pharmaceuticals trademark litigation of $6,000 and the Alpharma USPD, Inc. breach of contract litigation in the amount of $1,625. Litigation settlements and other charges for 2003 were $8,750, primarily related to the Cardizem CD antitrust litigation, as well as a negotiated settlement of an obligation to one of the Company’s law firms with respect to its generic version of Tiazac.
     Contingencies
     On March 12, 2006, the Company entered into a Merger Agreement with Watson. The Merger Agreement contains certain termination rights for both the Company and Watson. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Watson a termination fee of $70,769 (see Note 1).
     In September 2005, the Company learned that the FDA had placed it in OAI status relating to the FDA’s May 2005 cGMP inspection of its Davie, Florida manufacturing facility and the related issuance of a Form 483 List of Inspectional Observations. The effect of this designation is that until the FDA is satisfied with (i) the Company’s responses to the inspectional observations and (ii) the results of their inspection of the facility, which commenced on March 6, 2006, FDA approval of the Company’s submitted ANDAs will be withheld. In the interim, the Company continues to submit new ANDAs and the FDA continues to review the Company’s applications. Additionally, in January 2006, the FDA conducted a limited regulatory inspection related to adverse drug event reporting and customer complaint handling and issued a Form 483 List of Inspectional Observations. On February 10, 2006, the Company responded in writing to the Form 483 List of Inspectional Observations. If, following the current inspection, the FDA determines that the Company’s compliance is not satisfactory, they are likely to continue to withhold approval of its pending ANDAs and could initiate enforcement actions to address any cGMP or other violations. Such enforcement action could have a material effect on the Company’s business and consolidated financial statements.
     In May 2004, pursuant to an agreement with Genpharm, Andrx began marketing all four strengths of Genpharm’s generic version of Paxil (paroxetine hydrochloride) in the U.S.. Genpharm is entitled to a royalty based on the net profits for this product, as defined. Andrx and Genpharm also agreed to equally share the attorneys’ fees associated with the pending patent infringement litigation with Glaxo SmithKline involving Genpharm’s product. That litigation has been “stayed” and will be dismissed by Glaxo in the event Glaxo does not prevail in its appeal of an adverse determination in a related patent litigation matter. Any patent infringement damages that may ultimately be awarded to Glaxo will be borne by Genpharm and Andrx in proportions that are commensurate with the parties’ respective share of profits, except that Andrx has agreed to be responsible for any damages that exceed the aggregate royalty amount Genpharm received from Andrx. Other sharing arrangements apply to other types of claims that may be asserted.
     In connection with the agreements with First Horizon for the sale and licensing of certain rights and assets related to Altoprev, Andrx received $35,000 in proceeds, which are refundable if certain supply requirements, as defined, are not maintained over a specified period. This contingency abates ratably over a 30-month period beginning on August 1, 2005.
     Due to meeting certain specified requirements, the Company has received $20,000 in development milestone payments in connection with its agreement with Takeda to develop and thereafter manufacture a combination product consisting of Takeda’s Actos (pioglitazone) and the Company’s approved 505(b)(2) NDA extended-release metformin. As Andrx may be required to repay all or a portion of the $20,000 in development milestone payments from Takeda, this entire amount is reflected as deferred revenue in the December 31, 2005 Consolidated Balance Sheet.
     In 2001, Andrx entered into an employment agreement with its current president, which is deemed to be a modification to the exercise periods of stock options previously issued. In the event that this executive officer terminates his employment under certain provisions of his agreement, the Company would be required to

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
revalue those stock options based on the NASDAQ market closing price of $64.92 as of the date of the employment agreement, which would result in a non-cash compensation charge. The total potential charge is currently estimated at $4,373 based on those related outstanding stock options as of December 31, 2005.
     The Company is continuing its process of strategically evaluating its overall business including focusing internal resources on commercializing generic versions of controlled-release and oral contraceptive products, as well as the contract development of brand products for out-licensing. The Company is also increasing its business development efforts to in-license immediate-release products in order to optimize and leverage its generic sales, marketing and distribution operations. Such efforts also include transferring the manufacturing of its current or future products. The Company’s strategic plan will include evaluation of its core competencies, but will also include an assessment of the industry trends and dynamics. In connection with the evaluation, the Company is also evaluating its long term needs for property, plant and equipment, including current facilities and future capital expenditures and is currently conducting a strategic real estate and facilities plan review where alternate strategies are being developed to meet the Company’s future R&D, manufacturing, distribution and marketing operations needs through different real estate and occupancy actions or scenarios. Such initiatives may include consolidating certain existing facilities and/or expanding manufacturing capacity in certain facilities. The Company anticipates completing its strategic plan and adopting a course of action for its facilities in 2006. As a result of adopting a course of actions for its real estate and facilities, it is possible that the Company may incur additional impairment charges for its facilities, which cannot be estimated at this time but could have a material adverse effect on the Company’s business and consolidated financial statements.
     Tax Matters
     The IRS is in the process of concluding their audits for the years 1999 through 2002. Despite the Company’s belief that its tax return positions are correct, it is the Company’s policy to establish liabilities for uncertain tax positions that may be impacted by examinations by tax authorities. While it is difficult to predict the final outcome of any particular tax matter, the Company believes its tax liabilities are adequate. The Company’s liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that the Company’s effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of its tax positions. (See Note 13 for a discussion of tax liabilities).
(19)	Selected Quarterly Data (Unaudited)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Total revenues	$278,383	$261,710	$256,957	$244,975	$1,042,025
Cost of goods sold	201,154	199,640	185,929	194,494	781,217
Net income	35,337	7,998	10,870	8,261	62,466
Basic net income per share	0.48	0.11	0.15	0.11	0.85
Diluted net income per share	0.48	0.11	0.15	0.11	0.85

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Total revenues	$292,175	$290,716	$272,286	$290,647	$1,145,824
Cost of goods sold	190,251	209,657	190,912	208,894	799,714
Net income	26,662	6,444	11,801	20,752	65,659
Basic net income per share	0.37	0.09	0.16	0.28	0.90
Diluted net income per share	0.36	0.09	0.16	0.28	0.89

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
     Earnings per share are computed independently for each period presented.
     In the Forms 10-Q for the first and second quarters of 2005, the Company classified $680 and $1,754, respectively, for contract R&D services rendered to Takeda as a reduction to R&D. These amounts have been reclassified to licensing, royalties and other revenue herein.
     In the Forms 10-Q for the second and third quarters of 2005 and for the second and fourth quarters of 2004, the Company classified $887, $7, $132 and $605, respectively, for R&D services rendered to Teva as a reduction to R&D. These amounts have been reclassified to licensing, royalties and other revenue herein.
     On March 28, 2005, Andrx sold and licensed certain rights and assets related to its former Fortamet and Altoprev brand pharmaceutical products and agreed to continue to manufacture these products for First Horizon. In addition, the Company made the decision to terminate substantially all of its brand business employees, which effectively completed the disposition of the brand business. As a result, in the first quarter of 2005, the Company recorded a non-cash goodwill impairment charge of $26,316, charges associated with the disposition of its brand business, including personnel related charges of approximately $9,957, and non-cash charges of $3,805, mainly related to inventory and sample inventory (see Note 3).
     Also in the first quarter of 2005, the Company recognized a tax benefit of approximately $48,971 as a result of the reversal of previously recorded liabilities for uncertain tax positions of $32,335 and recognition of an additional $16,636 net operating loss carryforward, tax effected, due to the resolution of the 2003 loss with the IRS and the completion of their 2003 examination (see Note 13).
     In the third quarter of 2005, Andrx recorded costs of $9,334 associated with the separation agreement entered into with its Former General Counsel, $7,024 of which was a non-cash charge (see Note 14 and 16). Also in the third quarter of 2005, the Company recorded a reversal of sales allowances previously recorded of $3,860 related to licensing, royalties and other revenues of generic versions of Wellbutrin SR 150mg and Zyban based on the results of a review performed as allowed under the agreements with Teva and Impax (see Note 12).
     In the fourth quarter of 2005, the Company recorded an impairment charge of $10,000 related to its North Carolina facility (see Note 7).
     In the second quarter of 2004, licensing, royalties and other revenues included a $6,347 allocation made to the Company by KUDCo related to its settlement of litigation with Mylan Laboratories, Inc. and Esteve Quimica S.A. (see Note 12). In the second quarter of 2004, the Company also recorded impairment charges of $14,535 and $3,500, respectively related to its North Carolina facility (see Note 7) and its Entex product rights (see Note 8).
     In the fourth quarter of 2004, licensing, royalties and other revenues included the effect of a reversal of $3,347 of the $6,347 allocation made to the Company by KUDCo related to its settlement of a litigation with Mylan Laboratories, Inc. and Esteve Quimica S.A. in the second quarter of 2004 (see Note 12). In the fourth quarter of 2004, the Company also reversed $7,903 of liabilities for uncertain tax positions as a result of the IRS’ proposed settlement of certain matters related to their audit of Andrx’s 1999 to 2002 tax returns, to which the Company agreed (see Note 13).
(20)	Segments
     Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments are managed

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
separately because of the fundamental differences in their operations or in the uniqueness of their products. The Company operates in the following business segments:
     Distributed Products
     The Distributed Products Segment distributes primarily generic pharmaceuticals manufactured largely by others, as well as by Andrx, from its Weston, Florida and Groveport, Ohio distribution facilities, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are primarily generated through its in-house telemarketing staff and through its internally developed ordering systems. The Distributed Products Segment’s operating results exclude participation in the distribution of Andrx generic products, which are included in the Generic Products Segment.
     Generic Products
     The Company researches, develops, manufactures and sells generic versions of selected controlled-release pharmaceuticals, utilizing its proprietary drug delivery technologies, as well as generic versions of immediate-release and oral contraceptive products, primarily to a limited number of large pharmaceutical wholesalers and warehousing pharmacy chains. The Company’s generic product sales include sales of generic controlled-release, immediate-release and oral contraceptive products. The Generic Products Segment also includes licensing revenues earned under the agreements with KUDCo and Impax/Teva, and the contract manufacturing activities conducted at its aerosol manufacturing facility in Massachusetts through October 9, 2003, the date it was sold. The Generic Products Segment also includes the equity in earnings of unconsolidated joint ventures (see Note 9).
     Brand Products
     The Company develops and commercializes brand name pharmaceuticals, in many cases, using its controlled-release drug delivery technologies. In 2004, the Company’s Board of Directors approved a plan to divest or seek other strategic alternatives for its brand pharmaceutical business and on March 28, 2005, Andrx sold and licensed certain rights and assets related to Fortamet and Altoprev brand pharmaceutical products to First Horizon (see Note 3). Through the first quarter of 2005, the Brand Products Segment included revenues and costs associated with Fortamet and Altoprev. Beginning in the second quarter of 2005, all Fortamet and Altoprev revenues and costs associated with the First Horizon transaction are included in the Contract Services Segment. The Company continued to incur operating expenses throughout 2005 as the Company wound down the brand business and those costs are included in the Brand Products Segment. All revenues and costs associated with the Entex and Anexsia product lines, including royalty revenues earned under the Company’s agreement with Mallinckrodt, and certain Internet operations were included in the Brand Products Segment in prior years, but have been reclassified to the Contract Services Segment and the Corporate and Other Segment, respectively, for all periods presented.
     Contract Services
     In the third quarter of 2005, the Company established the Contract Services Segment, which is pursuing the development and manufacture of pharmaceutical products for other pharmaceutical companies, including combination products and controlled-release formulations utilizing Andrx’s patented technologies and formulation capabilities. The amortization of the deferred revenue associated with the sale and licensing of certain rights and assets related to the former Fortamet and Altoprev brand pharmaceutical products to First Horizon, as well as the related contract manufacturing revenues and costs associated with the manufacture and supply of these products, and the related royalty revenues earned for these products are included in the Contract Services Segment (see Note 3). The Contract Services Segment also includes contract R&D services rendered to Takeda (see Note 4). The Entex and Anexsia product lines, including royalty revenues earned under the

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)
Company’s agreement with Mallinckrodt, were included in the Brand Products Segment in prior years, but have been reclassified to the Contract Services Segment for all periods presented.
     Corporate and Other
     Corporate and other consists of corporate headquarter expenses, including general and administrative expenses related to information systems, human resources, legal and corporate executive, accounting, finance and administrative functions, as well as legal costs associated with antitrust matters, litigation settlement charges, amortization of RSUs, interest income, interest expense and income taxes. Certain Internet operations were included in the Brand Products Segment in prior years, but have been reclassified to the Corporate and Other Segment for all periods presented.
     The Company evaluates the performance of the segments after all intercompany transactions are eliminated. The allocation of income taxes is not evaluated at the segment level.
     The Company’s revenues are primarily derived from customers based in the U.S..
     The following table presents financial information by business segment:

	As of or for the Year Ended December 31, 2005
	Distributed	Generic	Brand	Contract	Corporate
	Products	Products	Products	Services	& Other	Consolidated
Revenues	$667,744	$310,828	$13,863	$49,485	$105	$1,042,025
Income (loss) from operations	56,113	44,760	(47,119)	12,944	(57,124)	9,574
Equity in earnings of joint ventures	—	3,289	—	—	—	3,289
Interest income	—	—	—	—	11,127	11,127
Interest expense	—	—	15	1	1,920	1,936
Write-off of unamortized issuance costs upon termination of credit facility	—	—	—	—	1,160	1,160
Depreciation and amortization	2,327	19,657	221	6,324	7,001	35,530
Purchases of property, plant and equipment, net	2,245	24,721	(900)	—	2,920	28,986
Total assets	246,236	396,858	—	21,237	506,585	1,170,916

	As of or for the Year Ended December 31, 2004
	Distributed	Generic	Brand	Contract	Corporate
	Products	Products	Products	Services	& Other	Consolidated
Revenues	$676,423	$388,396	$61,284	$19,585	$136	$1,145,824
Income (loss) from operations	53,673	124,970	(43,633)	8,335	(55,280)	88,065
Equity in earnings of joint ventures	—	4,504	—	—	—	4,504
Interest income		—	—	—	4,060	4,060
Interest expense	—	—	94	—	2,473	2,567
Depreciation and amortization	2,923	20,026	2,411	3,348	5,860	34,568
Purchases of property, plant and equipment, net	940	77,410	239	—	9,694	88,283
Total assets	201,389	386,398	64,937	5,873	312,017	970,614

Andrx Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(in thousands, except for per share amounts)

	As of or for the Year Ended December 31, 2003
	Distributed	Generic	Brand	Contract	Corporate
	Products	Products	Products	Services	& Other	Consolidated
Revenues	$657,098	$336,197	$34,221	$15,491	$3,331	$1,046,338
Income (loss) from operations	46,223	140,485	(76,327)	10,764	(53,278)	67,867
Equity in earnings of joint Ventures	—	5,135	—	—	—	5,135
Interest income	—	—	—	—	2,242	2,242
Interest expense	—	—	127	—	2,514	2,641
Gains on sale of assets	—	3,730	875	—	1,000	5,605
Depreciation and amortization	4,299	17,848	1,356	1,820	3,740	29,063
Purchases of property, plant and equipment, net	4,102	28,375	989	—	5,989	39,455
Total assets	231,131	355,612	60,061	22,107	275,445	944,356
     For 2004 and 2003, the Company reclassified revenues of $19,585 and $15,491, respectively, gross profit of $10,582 and $10,764, respectively, product rights amortization of $3,348, and $1,820, respectively, and product rights and inventories of $5,873 and $12,982, respectively, related to the Entex and Anexsia product lines from the Brand Products Segment to the Contract Services Segment. In addition, for 2004, the Company reclassified R&D costs of $2,247 related to Takeda from the Generic and Brand Products Segments to the Contract Services Segment. For 2003, the Company reclassified $9,125 of certain assets related to Takeda from the Brand Products Segment to the Contract Services Segment. Certain Internet operations were included in the Brand Products Segment in prior years, but have been reclassified to the Corporate and Other Segment for all periods presented. Such amounts were not considered material.
     For total assets as of December 31, 2004 and 2003, the Company reclassified certain sales allowances of $19,099 and $14,090, respectively, from accrued expenses and other liabilities to accounts receivable, net in the Distributed, Generic and Brand Products Segments.
     Generic Products Segment revenues by group of similar products are presented as follows:

	Years Ended December 31,
	2005	2004	2003
Controlled-release	$226,629	$271,722	$208,883
Immediate-release and oral contraceptives	69,429	72,645	46,131

Subtotal	296,058	344,367	255,014
Licensing, royalties and other	14,770	44,029	81,183

Total Generic Product Segment revenues	$310,828	$388,396	$336,197

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
     As of the end of the period covered by this Form 10-K, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
     Part A. Managements Report on Internal Control Over Financial Reporting
     Our management’s report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K on page xx and is incorporated by reference herein.
     Part B. Attestation Report of Independent Registered Public Accounting Firm
     The attestation report of Ernst & Young LLP, our independent registered public accounting firm, is set forth in Item 8 of this annual report on Form 10-K on page 91 and is incorporated by reference herein.
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

ITEM 9B. OTHER

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors, including information regarding the determination of our board of directors concerning the Audit Committee Financial Expert, appearing under the caption “Election of Directors” in our proxy statement for the 2006 annual meeting of stockholders is incorporated by reference.
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

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the caption “Executive Compensation” in our proxy statement for the 2006 annual meeting of stockholders is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for the 2006 annual meeting of stockholders is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the caption “Certain Relationships and Related Transactions” in our proxy statement for the 2006 annual meeting of stockholders is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information appearing under the caption “Principal Accountant Fees and Services” in our proxy statement for the 2006 annual meeting of stockholders is incorporated by reference.

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
     (3) Exhibits

Exhibit
No.(1)	Description	Method of Filing
2.2	Agreement and Plan of Merger and Reorganization dated March 23, 2000 among Andrx Corporation, Cybear, Inc., New Andrx Corporation, Andrx Acquisition Corp., and Cybear Acquisition Corp.	Incorporated by reference to Exhibit 2.2 to our Annual Report on Form 10-K for the year ended December 31, 1999.

2.3	Agreement and Plan of Merger dated January 9, 2001, among Andrx Corporation, Mediconsult Acquisition Corp. and Mediconsult.com, Inc.	Incorporated by reference to Exhibit 2.1 to our Form 8-K filed January 17, 2001.

2.5	Agreement and Plan of Merger by and among Watson Pharmaceuticals, Inc., Water Delaware, Inc. and Andrx Corporation dated March 12, 2006.	Incorporated by reference to Exhibit 2.1 to our Form 8-K filed March 13, 2006.

3.1	Andrx Corporation’s Second Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2004.

3.2	Andrx Corporation’s Amended and Restated Bylaws dated April 9, 2004	Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2004.

4.1	Specimen Certificate of Andrx Corporation - Andrx Group Common Stock	Incorporated by reference to Exhibit 4.1 to our Form 8-A12G filed September 6, 2000.

4.3	Rights Agreement, dated as of March 20, 2003, between Andrx Corporation and American Stock Transfer & Trust Company as rights agent	Incorporated by reference to Exhibit 4.3 to our Form 8-K filed March 21, 2003.

4.4	Revised Specimen Certificate of Andrx Corporation — Andrx Group Common Stock	Incorporated by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q for the period ended March 31, 2003.

4.5	Amendment to Rights Agreement dated as of March 12, 2006 between Andrx Corporation and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.5 to our Form 8-K filed March 13, 2006.

10.1	Form of Stock Incentive Plan, as amended*	Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed on April 17, 1996 (File No. 333-03614).

10.6	Royalty Agreement between Andrx Corporation and Chih-Ming J. Chen*	Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed on April 17, 1996 (File No. 333-03614).

Exhibit
No.(1)	Description	Method of Filing
10.7	Form of Indemnification Agreement between Andrx Corporation and officers and directors*	Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on April 17, 1996 (File No. 333-03614).

10.34	Amendment to Royalty Agreement between Andrx Corporation and Chih-Ming J. Chen, Ph.D*	Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q for the period ended September 30, 1998.

10.42	2000 Stock Option Plan*	Incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-4 (File No. 333-38226) filed May 31, 2000.

10.45	Tax Sharing Agreement	Incorporated by reference to Exhibit 10.45 to our Registration Statement on Form S-4 (File No. 333-38226) filed May 31, 2000.

10.54	Amendment to Tax Sharing Agreement	Incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the year ended December 31, 2000.

10.59	Termination Agreement with Geneva Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.59 to our Quarterly Report on Form 10-Q for the period ended September 30, 2001

Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

10.61	Employment Agreement between Andrx Corporation and Angelo C. Malahias *	Incorporated by reference to Exhibit 10.61 to our Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.62	Separation Agreement between Andrx Corporation and Chih Ming Chen, Ph.D.*	Incorporated by reference to Exhibit 10.62 to our Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.63	Separation Agreement between the Andrx Corporation and Alan P. Cohen *	Incorporated by reference to Exhibit 10.63 to our Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.64	Employee Stock Purchase Plan, as amended*	Incorporated by reference to Exhibit 10.64 to our Form S-8 (File No. 333-84672) dated March 21, 2002.

10.66	Employment Agreement between Andrx Corporation and Richard J. Lane, former Chief Executive Officer*	Incorporated by reference to Exhibit 10.66 to our Quarterly Report on Form 10-Q for the period ended June 30, 2002.

10.67	Commercialization Agreement among Andrx Pharmaceuticals, Inc., Genpharm, Inc. and Kremers Urban Development Co. dated as of October 30, 2002	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2002.

Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

Exhibit
No.(1)	Description	Method of Filing
10.73	Form of 2003 Indemnification Agreement between Andrx Corporation and directors*	Incorporated by reference to Exhibit 10.73 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.74	2000 Stock Option Plan, as amended and restated*	Incorporated by reference to Exhibit 10.74 to our Schedule 14A (Amendment No.1) filed on May 7, 2003.

10.75	Employee Stock Purchase Plan, as amended*	Incorporated by reference to Exhibit 10.75 to our Schedule 14A (Amendment No.1) filed on May 7, 2003.

10.77	Termination Agreement and Release between Andrx Corporation and Richard J. Lane*	Incorporated by reference to Exhibit 10.77 to our Quarterly Report on Form 10-Q for the period ended March 31, 2004.

10.81	Employment Agreement between Andrx Corporation and Thomas P. Rice*	Incorporated by reference to Exhibit 10.81 to our Quarterly Report on Form 10-Q for the period ended March 31, 2004.

10.82	Exclusivity Transfer Agreement by and among, Andrx Pharmaceuticals, LLC, Andrx Pharmaceuticals, Inc., Impax Laboratories, Inc. and Teva Pharmaceuticals Curacao, N.V.	Incorporated by reference to Exhibit 10.82 to our Quarterly Report on Form 10-Q for the period ended March 31, 2004.

Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

10.83	First Amendment to Exclusivity Transfer agreement by and among Andrx Pharmaceuticals, LLC, Andrx Pharmaceuticals, Inc., Impax Laboratories, Inc. and Teva Pharmaceuticals Curacao, N.V.	Incorporated by reference to Exhibit 10.83 to our Quarterly Report on Form 10-Q for the period ended March 31, 2004.

Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

10.86	Employment Cessation Agreement between Andrx Corporation and Elliot F. Hahn, Ph.D. dated November 15, 2004*	Incorporated by reference to Exhibit 10.86 to our Form 8-K filed November 18, 2004.

10.87	Amended and Restated Employment Agreement between Andrx Corporation and Larry Rosenthal*	Incorporated by reference to Exhibit 10.87 to our Form 8-K filed March 8, 2005.

10.88	Form of Restricted Stock Unit Agreement between Andrx Corporation and Angelo C. Malahias, Scott Lodin and Lawrence Rosenthal entered into December 1, 2002*	Incorporated by reference to Exhibit 10.88 to our Annual Report on Form 10-K filed March 9, 2005.

10.89	Restricted Stock Unit Agreement between Andrx Corporation and Thomas P. Rice dated February 27, 2004*	Incorporated by reference to Exhibit 10.89 to our Annual Report on Form 10-K filed March 9, 2005.

Exhibit
No.(1)	Description	Method of Filing
10.90	Amendment No. 1 to the Termination Agreement with Sandoz Inc. (f.k.a. as Geneva Pharmaceuticals, Inc.)	Incorporated by reference to Exhibit 10.90 to our Annual Report on Form 10-K filed March 9, 2005.

Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

10.91	Form of Stock Option Agreement (as of January 1, 2005) for grants under the Amended and Restated 2000 Stock Option Plan*	Incorporated by reference to Exhibit 10.91 to our Annual Report on Form 10-K filed March 9, 2005.

10.92	Compensation Committee resolution dated September 2, 2004, regarding Thomas P. Rice compensation*	Incorporated by reference to Exhibit 10.92 to our Annual Report on Form 10-K filed March 9, 2005.

10.93	Summary Discussion of Board of Director Compensation as of March 22, 2004*	Incorporated by reference to Exhibit 10.93 to our Annual Report on Form 10-K filed March 9, 2005.

10.94	Form of Restricted Stock Unit Agreement between Andrx Corporation and members of the Board of Directors*	Incorporated by reference to Exhibit 10.94 to our Annual Report on Form 10-K filed March 9, 2005.

10.96	Summary of Restricted Stock Unit Grants[*]	Incorporated by reference to Exhibit 10.96 to our Form 8-K filed March 23, 2005.

10.97	Summary of Compensatory Matters[*]	Incorporated by reference to Exhibit 10.97 to our Form 8-K filed April 7, 2005.

10.98	Summary of Restricted Stock Unit Grant to Named Executive Officers[*]	Incorporated by reference to Exhibit 10.98 to our Form 8-K filed April 18, 2005.

10.99	Summary Discussion of Acceleration of Options on March 2, 2005[*]	Incorporated by reference to Exhibit 10.99 to our Quarterly Report on Form 10-Q filed May 4, 2005.

10.100
Agreement to License and Purchase by and among Andrx Labs, LLC, Andrx Laboratories, Inc., Andrx Laboratories (NJ), Inc., Andrx EU Ltd. and First Horizon Pharmaceutical Corporation dated as of March 2, 2005
Incorporated by reference to Exhibit 10.100 to our Quarterly Report on Form 10-Q filed May 4, 2005.

Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

10.101	Manufacturing and Supply Agreement between Andrx Pharmaceuticals, Inc. and First Horizon Pharmaceutical Corporation dated as of March 28, 2005	Incorporated by reference to Exhibit 10.101 to our Quarterly Report on Form 10-Q filed May 4, 2005.

Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

Exhibit
No.(1)	Description	Method of Filing
10.102	Distribution Agreement between Amphastar Pharmaceuticals, Inc. and Andrx Pharmaceuticals, Inc. dated as of May 2, 2005	Filed herewith.

Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

10.103	Separation Agreement between Andrx Corporation and Scott Lodin dated as of September 15, 2005[*]	Incorporated by reference to Exhibit 10.103 to our Form 8-K filed September 21, 2005.

10.104	Restricted Stock Unit Agreement between Andrx Corporation and Thomas P. Rice dated as of April 14, 2005[*]	Incorporated by reference to Exhibit 104 to our Quarterly Report on Form 10-Q filed November 7, 2005.

10.105	Restricted Stock Unit Agreement between Andrx Corporation and Angelo C. Malahias dated as of April 14, 2005[*]	Incorporated by reference to Exhibit 10.105 to our Quarterly Report on Form 10-Q filed November 7, 2005.

10.106	Restricted Stock Unit Agreement between Andrx Corporation and Lawrence J. Rosenthal dated as of April 14, 2005[*]	Incorporated by reference to Exhibit 10.106 to our Quarterly Report on Form 10-Q filed November 7, 2005.

10.107	Summary Discussion of Dr. Hahn Cash Compensation as a Board Member[*]	Incorporated by reference to Exhibit 10.106 to our Form 8-K filed December 16, 2005.

10.108	Summary of RSU Awards to Board of Directors and Named Executive Officers[*]	Incorporated by reference to Exhibit 10.108 to our Form 8-K filed March 6, 2006.

10.109	Supply Agreement between Andrx Pharmaceuticals, Inc. and Pfizer Inc. dated as of September 4, 2003	Filed herewith.

Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

21.1	Subsidiaries of Andrx Corporation	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*	Management Compensation Plan or arrangement.
     (1) Certain exhibits are no longer included, as they have either expired or are not material to Andrx’s operations.
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

Date: March 16, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas P. Rice Thomas P. Rice	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006
/s/ Angelo C. Malahias Angelo C. Malahias	President and Chief Financial Officer (Principal Accounting Officer)	March 16, 2006
/s/ Tamara A. Baum Tamara A. Baum	Director	March 16, 2006
/s/ Joseph E. Breslin Joseph E. Breslin	Director	March 16, 2006
/s/ Lawrence J. DuBow Lawrence J. DuBow	Director	March 16, 2006
/s/ Carter H. Eckert Carter H. Eckert	Director	March 16, 2006
/s/ Irwin C. Gerson Irwin C. Gerson	Director	March 16, 2006
/s/ Elliot F. Hahn, Ph.D. Elliot F. Hahn, Ph.D.	Director	March 16, 2006
/s/ Melvin Sharoky, M.D. Melvin Sharoky, M.D.	Director	March 16, 2006