Form 10-Q/A
period 2005-06-30
ANDRX CORP /DE/
filed 2006-04-03
CIK 1123337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
☒ YES                      ☐ NO
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☒                     Accelerated filer ☐                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☒
     There were approximately 73,280,000 shares of Andrx common stock outstanding as of July 29, 2005.

Andrx Corporation and Subsidiaries
Form 10-Q/A
Amendment No. 1
Explanatory Note
     This amendment on Form 10-Q/A is being filed at the request of the Securities and Exchange Commission in order to file as Exhibit 10.102 a version of the Distribution Agreement dated May 2, 2005 by and between Amphastar Pharmaceuticals, Inc., a Delaware corporation and Andrx Pharmaceuticals, Inc., a Florida corporation, that has fewer redactions than that originally included as Exhibit 10.102 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 that was filed on August 4, 2005 (“the Report”). This same version of the less redacted Distribution Agreement was included as Exhibit 10.102 to Andrx’ Form 10-K for the year ended December 31, 2005, filed on March 16, 2006. Confidential treatment has been requested for certain portions of Exhibit 10.102 pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission. This amendment to the Report does not alter any part of the content of the Report, except for such Exhibit 10.102. This amendment speaks as of the date of the Report. We have not updated the disclosures contained in the Report to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, other than Exhibit 10.102.

Andrx Corporation and Subsidiaries
Form 10-Q/A
Amendment No. 1
Index

PART II.	OTHER INFORMATION

Item 6.	Exhibits	4

SIGNATURES		5

3

PART II
OTHER INFORMATION
ITEM 6. EXHIBITS
10.102	Distribution agreement dated May 2, 2005 by and between Amphastar Pharmaceuticals, Inc., a Delaware corporation and Andrx Pharmaceuticals, Inc., a Florida corporation (1).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed on August 4, 2005 as Exhibit 32 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

(1)	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

4

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 3, 2006	By:	/s/ Thomas P. Rice
Thomas P. Rice
Chief Executive Officer

Date: April 3, 2006	By:	/s/ Angelo C. Malahias
Angelo C. Malahias
President and Chief Financial Officer

5