Form 10-K/A
period 2005-12-31
ANDRX CORP /DE/
filed 2006-05-01
CIK 1123337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Yes ☐          No ☒
     As of June 30, 2005, the aggregate market value of Andrx common stock held by non-affiliates (based on the closing price on June 30, 2005 as reported on the Nasdaq National Market) was approximately $2.0 billion.
     There were 73,626,500 shares of Andrx common stock outstanding as of March 3, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     None

EXPLANATORY NOTE
     This Form 10-K/A for the year ended December 31, 2005, is being filed for the purpose of providing the information required by Part III of this Annual Report on Form 10-K/A.

Part III
Item 10. Directors and Executive Officers of the Registrant.
     The board of directors appoints our executive officers each year. As of April 15, 2006, our board members and executive officers were as follows:
Officers:

			Executive Officer
Name	Age	Position	Since
Thomas P. Rice	56	Andrx Corporation - Chief Executive	2004
		Officer and a Director

Angelo C. Malahias	44	Andrx Corporation -- President and	1996
		Chief Financial Officer

Thomas R. Giordano	55	Andrx Corporation - Senior Vice	2004
		President and Chief Information Officer

Robert I. Goldfarb	50	Andrx Corporation - Senior Vice	2005
		President, General Counsel and Secretary

Ian J. Watkins	43	Andrx Corporation - Senior Vice	2003
		President of Human Resources

Lawrence J. Rosenthal	60	Andrx Pharmaceuticals, Inc. - President	2002

Nicholas F. Cappuccino, Ph.D.	53	Andrx Pharmaceuticals, Inc. -
		Executive Vice President and Chief
		Scientific and Technical Officer	2005

Albert Paonessa III	46	Anda, Inc. - Executive Vice President	2005
		and Chief Operating Officer
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
     Thomas R. Giordano was appointed Andrx Corporation Senior Vice President and Chief Information Officer in November 2002. Additionally, since July 2004, Mr. Giordano has led our Pharmaceutical Project Management Office. From December 2001 through November 2002, Mr. Giordano was an information systems consultant. From 1998 through December 2001, Mr.

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
     Ian J. Watkins was appointed Andrx Corporation Senior Vice President, Human Resources in April 2003. Mr. Watkins served as Corporate Vice President of Human Resources of Bausch and Lomb, Inc., an ophthalmic healthcare company, from November 1999 through December 2002. From 1996 to November 1999, Mr. Watkins served as Vice President of Human Resources for Bausch & Lomb’s Europe, Middle East and Africa Region.
     Lawrence J. Rosenthal was appointed Andrx Pharmaceuticals, Inc. President in September 2003. From 1999 through 2003, Mr. Rosenthal served as Executive Vice President of Sales and Marketing for Andrx Pharmaceuticals, Inc. From 1986 through January 1999, Mr. Rosenthal was employed at Teva Pharmaceuticals, Inc., last serving as its Vice President of Sales and Marketing.
     Nicholas F. Cappuccino, Ph.D. was appointed Andrx Pharmaceuticals, Inc. Executive Vice President and Chief Scientific and Technical Officer in June 2005. Dr. Cappuccino was employed at Sandoz Inc. (formerly Geneva Pharmaceuticals) from July 2004 through April 2005 as Vice President, Scientific Affairs and from May 2002 through June 2004 as Vice President, Research and Development. From 1995 through April 2002, Dr. Cappuccino was employed at Apotex Inc., last serving as Vice President, Research and Development. From 1977 through 1995, Dr. Cappuccino was employed with various brand and generic pharmaceutical companies.
     Albert Paonessa III was appointed Anda, Inc. Executive Vice President and Chief Operating Officer in August 2005 and has been with Andrx since Andrx acquired Valmed Pharmaceutical, Inc. in March 2000. From March 2000 through January 2002, Mr. Paonessa was Vice President, Operations of Valmed. In January 2002, he became Vice President, Information Systems of Anda and in January 2004, he was appointed Senior Vice President, Sales of Anda.

Directors:

			Director Term
Name	Age	Position	Expires
Tamara A. Baum	52	Lead Director	2008
Joseph E. Breslin	52	Director	2006
Lawrence J. DuBow	74	Director	2007
Carter H. Eckert	64	Director	2006
Irwin C. Gerson	76	Director	2006
Elliot F. Hahn, Ph.D.	61	Director	2007
Thomas P. Rice	56	Chief Executive Officer and Director	2007
Mel Sharoky, M.D.	55	Director	2008
     Tamara A. Baum has served as a director of Andrx since April 2001 and as Lead Director since March 2003. Since 1999, Ms. Baum has been a private investor. Ms. Baum was Managing Director, Global Head of Health Care Finance for Warburg Dillon Read from 1994 through 1999. Ms. Baum was Managing Director, Co-Head Health Care Group for Kidder, Peabody & Co., Incorporated from 1989 through 1994, and the Director of Corporate Finance — Health Care for Prudential-Bache Capital Funding from 1983 through 1989.
     Joseph E. Breslin has served as a director of Andrx since May 2002. Since February 2005, Mr. Breslin has served as Senior Managing Director and Chief Operating Officer of Aladdin Capital Management, LLC, a registered investment advisor. From March 2003 through January 2005, Mr. Breslin was a private investor. From September 1999 through March 2003, Mr. Breslin served as a Senior Managing Director of Whitehall Asset Management, Inc., a private asset management firm and President and a director of Whitehall Funds. From September 1994 through September 1999, Mr. Breslin served as President of J.E. Breslin & Co., a consulting firm that specialized in the investment management business. Mr. Breslin is a director of Kinetics Mutual Funds, Inc. and AIP Alternative Strategic Funds, Inc. Mr. Breslin also served as Chief Financial Officer of a publicly traded investment management firm for five years.
     Lawrence J. DuBow has served as a director of Andrx since April 2000. Mr. DuBow is the Chairman of HMS Sales and Marketing, Inc., a pharmaceutical marketing company he founded in 1991. In June 2000, Ranbaxy Pharmaceuticals, Inc. purchased the assets of HMS and HMS has rendered consulting services to Ranbaxy since that asset sale occurred.
     Carter H. Eckert has served as a director of Andrx since April 2003. From February 2003 through March 2004, Mr. Eckert served as Chairman and CEO of IMPATH Inc., a provider of cancer information and analyses for cancer patients, and as a board member from April 2002 through July 2004. In September 2003, IMPATH filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code and by March 2004, all of IMPATH’s assets were sold. From 1995 through March 2001, Mr. Eckert served as President and CEO of Knoll Pharmaceutical Company and President of the Americas for Knoll’s parent company, BASF Pharma. From 1986 to 1995, Mr. Eckert was President and CEO of Boots Pharmaceuticals, Inc. Mr. Eckert currently serves on the board of directors of Corgentech Inc., a biopharmaceutical company.

     Irwin C. Gerson has served as a director of Andrx since November 1993. Mr. Gerson has not been employed since he retired in December 1998. From May 1995 until December 1998, Mr. Gerson served as Chairman of Lowe McAdams Healthcare, a division of the Interpublic Group, and from January 1986 through May 1995, Mr. Gerson served as Chairman and CEO of William Douglass McAdams, Inc., a healthcare marketing, communications and public relations company. Mr. Gerson serves as a director of ENZO Biochem, Inc., a life sciences and biotechnology company.
     Elliot F. Hahn, Ph.D., Andrx Chairman Emeritus, has served as a director of Andrx since 1993. Dr. Hahn served as Andrx’s President from February 1993 through March 2003, as Andrx’s Chief Executive Officer from October 2001 through June 2002, and as Chairman of the board of directors from June 2002 through March 2003. Dr. Hahn currently serves as President of SoLapharm, Inc., a pharmaceutical company. Dr. Hahn was Vice President, Scientific Affairs of IVAX Corporation, from June 1990 through February 1993, as well as the Vice President of Research of Baker Norton Pharmaceuticals, a subsidiary of IVAX, from 1988 through 1993. Dr. Hahn currently serves on the board of directors of Able Laboratories, Inc., a generic pharmaceuticals company, and NationsHealth, Inc., a provider of services and supplies to patients. Able filed a petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code on July 18, 2005.
     Mel Sharoky, M.D., has served as a director of Andrx since November 1995. Dr. Sharoky was employed as Executive Director of Andrx from March 1999 through May 2002. Since January 2002, Dr. Sharoky has served as President and CEO of Somerset Pharmaceuticals Inc, a joint venture between Watson Pharmaceuticals, Inc. and Mylan Pharmaceuticals, Inc., and served as Somerset’s President from July 1995 to July 2001. Dr. Sharoky was a director of Watson from July 1995 to May 1998 and was President of Watson from July 1995 through January 1998. Dr. Sharoky was President and CEO of Circa Pharmaceuticals, Inc. from February 1993 through January 1998. Dr. Sharoky currently serves on the board of directors of Insmed Incorporated, a pharmaceutical company.
Indemnification
     Pursuant to Andrx’s Certificate of Incorporation and By-Laws, Andrx directors and officers are indemnified to the full extent permitted or authorized by applicable law. Andrx has also entered into indemnification agreements with each of its directors and certain of its executive officers to indemnify such directors and executive officers to the full extent permitted or authorized by applicable law. Accordingly, Andrx must indemnify its directors and officers who are a party, or are threatened to be made a party, to any action (other than an action by or in the right of Andrx) against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, if such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of Andrx, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. Additionally, Andrx must indemnify its directors and officers who are a party, or are threatened to be made a party, to any action by or in the right of Andrx against expenses actually and reasonably incurred by such person in connection with the defense or settlement of such action, if such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of Andrx, except that no indemnification will be made with respect to any action as to which such person is found to be liable to Andrx by a court of competent jurisdiction unless such court determines such person is fairly and reasonably entitled to indemnity for such expenses.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the 1934 Act, requires Andrx’s executive officers, directors and holders of more than 10% of Andrx common stock to file reports of ownership and changes in ownership with the SEC and The Nasdaq National Market, Inc. Such persons are required to furnish Andrx with copies of all Section 16(a) forms they file.
     Following inquiry, Andrx believes that, from 2005 through the date of this report, its executive officers, directors and greater than 10% beneficial owners have complied with all applicable filing requirements.
Independence Determination
     Andrx believes that the composition of the board complies with the independence requirements of the SEC, Nasdaq and other applicable requirements. No director is deemed to be independent unless the board affirmatively determines (following inquiry) that such director has no material commercial, banking, consulting, legal, accounting, charitable or other business relationship with Andrx, whether directly or as an officer, stockholder or partner of any organization having a relationship with Andrx, and has not been an Andrx employee within the past three years. The board has determined that all of its directors are independent, except Mr. Rice and Dr. Hahn, each of whom has been employed by Andrx within the past three years. Mr. Rice is currently employed by Andrx as its CEO and Dr. Hahn was an Andrx employee until October 15, 2004.
Audit Committee
     Joseph E. Breslin, Tamara A. Baum and Irwin C. Gerson currently serve as members of the Audit Committee. Each member of the Audit Committee is financially literate, knowledgeable and qualified to review financial statements, and meets the applicable criteria for independence. The board has determined that Joseph E. Breslin is an “audit committee financial expert” within the meaning of the SEC, and, as such, the requirements set forth in Rule 4350(d) of the National Association of Securities Dealers, Inc.’s Marketplace Rules are satisfied.
Item 11. Executive Compensation
Summary Compensation Table
     The following table sets forth information concerning compensation for the years ended December 31, 2005, 2004 and 2003, received by Thomas P. Rice, Andrx’s CEO as of February 2004, and by the next four most highly compensated executive officers for 2005, herein referred to as the Named Executive Officers:

						Long-Term
	Annual Compensation					Compensation
				Other			Securities
	Fiscal			Annual		Restricted Stock	Underlying	All Other
Name And Principal Position	Year	Salary	Bonus (1)	Compensation		Awards (2)	Options (#)(3)	Compensation
Thomas P. Rice (4)	2005	$556,700	$700,000	$187,600	(5)	$1,077,000	—	$12,600	(6)
Chief Executive Officer	2004	$486,500	$450,000	$147,100	(5)	$1,198,400	150,000	$8,100	(6)

Angelo C. Malahias	2005	$456,000	$400,000	$22,600	(7)	$673,100	—	$16,100	(8)
President and	2004	$435,100	$220,100	$18,300	(7)	—	50,000	$8,900	(8)
Chief Financial Officer	2003	$379,800	$190,000	$17,400	(7)	—	25,000	$8,400	(8)

Lawrence J. Rosenthal	2005	$390,400	$156,000	$43,800	(9)	$538,500		$12,600	(10)
Andrx Pharmaceuticals, Inc.	2004	$375,000	$150,000	$21,600	(9)	—	50,000	$5,100	(10)
President	2003	$329,600	$181,300	$21,400	(9)	—	15,000	$5,000	(10)

Robert Goldfarb (11)	2005	$318,400	$185,000	$7,800	(11)	$431,400	—	$14,900	(12)
Senior Vice President,
General Counsel and
Secretary

Ian J. Watkins	2005	$318,800	$100,000	$19,400	(13)	$403,900	—	$16,100	(14)
Senior Vice President,	2004	$310,000	$100,000	$15,100	(13)	—	30,000	$8,800	(14)
Human Resources	2003	$202,700	$91,200	$117,600	(13)	$88,500	30,000	$5,100	(14)

(1)	2005 and 2004 annual bonuses were paid after the end of the year based on Andrx’s and the executive’s performance of that year. The 2003 annual bonus amounts include bonuses earned in 2003, but paid partially in December 2003 and partially in March 2004.

(2)	Represents the value of Restricted Stock Units (RSUs) granted to the Named Executive Officer, determined by multiplying the number of RSUs granted by the closing price of Andrx’s common stock on The Nasdaq National Market on the date of grant. On April 14, 2005, Messrs. Rice, Malahias, Rosenthal, Goldfarb and Watkins were granted 50,000, 31,250, 25,000, 12,500 and 18,750 RSUs, respectively, with a closing price of $21.54. Upon Mr. Goldfarb’s appointment as Senior Vice President, General Counsel and Secretary, on September 19, 2005, Mr. Goldfarb was granted 10,000 RSUs, with a closing price of $16.21. Mr. Rice was granted 40,000 RSUs on February 27, 2004, with a closing price of $29.96. Mr. Goldfarb was granted 7,000 RSUs on January 1, 2003, with a closing price of $14.67. Mr. Watkins was granted 10,000 RSUs on March 17, 2003, with a closing price of $8.85. There are no dividend or voting rights associated with the RSUs.

(3)	Represents options to purchase shares of Common stock.

(4)	Does not include amounts earned by Mr. Rice as an Andrx director from April 1, 2003 through February 2, 2004, the date he became CEO.

(5)	Represents $104,900 and $79,600 for 2005 and 2004, respectively, for the payment of an apartment, per diem amounts, the imputed value of an Andrx automobile and travel costs to and from his Maryland residence, $75,000 and $63,600 for 2005 and 2004, respectively, related to the gross-up of such amounts, as well as health insurance premium reimbursements and group term life insurance benefits.

(6)	Represents matching contributions in Andrx’s 401(k) plan to the executive of $12,600 and $5,100 for 2005 and 2004, respectively. Also includes $3,000 relating to the 15% discount provided by Andrx on shares purchased under the Employee Stock Purchase Plan (ESPP).

(7)	Represents health insurance premium reimbursements, group term life insurance benefits, an automobile allowance and country club membership dues.

(8)	Represents matching contributions in Andrx’s 401(k) plan to the executive of $12,600, $5,100 and $5,000, respectively, and $3,500, $3,800 and $3,400 relating to the ESPP discounts in 2005, 2004 and 2003, respectively.

(9)	Represents group term life insurance benefits, an automobile allowance, country club membership dues, and in 2005, a $17,700 bonus with which Mr. Rosenthal repaid a load made by Andrx in 1998.

(10)	Represents 401(k) matching contributions to the executive.

(11)	Represents group term life insurance benefits and an automobile allowance. Mr. Goldfarb was not an executive officer under Section 16 of the Securities Exchange Act of 1934 in 2004 and 2003.

(12)	Represents $12,600 in 401(k) matching contributions in 2005 and $2,300 relating to the ESPP discounts in 2005.

(13)	Represents group term life insurance benefits, an automobile allowance and country club expenses, and additionally in 2003, $67,200 in relocation expenses and $38,600 related to the gross-up of the relocation payments for income tax purposes.

(14)	Represents matching contributions in Andrx’s 401(k) plan to the executive of $12,600, $5,100 and $5,000, respectively, and $3,500, $3,700 and $1,900 relating to ESPP discounts in 2005, 2004 and 2003, respectively.
Option Grants in Last Fiscal Year
     There were no individual grants of stock options made during 2005 under the 2000 Stock Option Plan, as amended and restated, to the Named Executive Officers.
Stock Options Held at the End of 2005
     On March 2, 2005, the Compensation Committee accelerated the vesting of all of Andrx’s unvested out-of-the-money stock options, including the stock options held by the Named Executive Officers.
     The following table indicates the number of shares acquired and value realized from the exercise of options and the total number and value of exercisable and unexercisable stock options held by each of the Named Executive Officers as of December 31, 2005.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		In-The-Money Options
			Fiscal Year-End (#)		At Fiscal Year-End (1)
	Shares
	Acquired	Value
Name	On Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas P. Rice	—	—	160,000	5,000	$50,300	$25,150
Angelo C. Malahias	65,500	842,900	305,617	12,500	$355,664	$12,500
Lawrence J. Rosenthal	90,000	562,300	127,500	7500	$7,500	$7,500
Robert I. Goldfarb	—	—	63,302	4,250	$4,250	$4,250
Ian J. Watkins	—	—	45,000	15,000	$114,450	$114,450

(1)	Based on Nasdaq National Market closing price of $16.48 per share for Andrx’s common stock on December 31, 2005.
Employment Agreements
     A summary of the employment agreements for the Named Executive Officers is described below.
     Thomas P. Rice
     Employment Agreement
     Andrx is a party to an employment agreement, which has been subsequently amended, with Thomas Rice, its CEO, that currently provides for an annual base salary of $550,000, subject to upward adjustment by the Compensation Committee, a target bonus of at least 70% of Mr. Rice’s base salary, as well as the use of a company car, medical and dental insurance for the executive and executive’s immediate family, and other company and executive benefits. On September 2, 2004, the Compensation Committee approved a modification of the Andrx relocation and temporary living expense policy, as applied to Mr. Rice. As extended, until the earlier of December 31, 2006, or the date his family relocates to South Florida, Mr. Rice is entitled to the use of a Andrx-paid apartment, weekly travel to and from his Maryland home, a per diem payment of $50 during this period, and a gross-up of state or federal income taxes that Mr. Rice may be required to pay as a result of his receipt of the foregoing. Mr. Rice shall be granted equity awards as may from time to time be approved by the Compensation Committee.
     Mr. Rice’s employment agreement provides that if Mr. Rice terminates his employment relationship because he is no longer the CEO, following a change of control or his continued employment presents a demonstrable significant personal or financial hardship, which Mr. Rice did not reasonably know would occur when he agreed to assume the position of CEO, the executive is entitled to the immediate vesting of any unvested shares under stock option agreements, certain of his RSU grants and other equity awards and 12 months of continued medical and dental insurance coverage for the executive officer and his family. If Andrx terminates Mr. Rice’s employment without cause, Mr. Rice will also receive a lump-sum payment of 50% of his then annual salary plus a prorated portion of his then target bonus. Pursuant to an amendment of Mr. Rice’s employment agreement in March 2006, if Mr. Rice is (i) terminated by Andrx upon a change of control, as defined, or (ii) Mr. Rice resigns for good reason, as defined, in addition to the vesting of all unvested equity awards and 12 months of continued medical and dental insurance, Mr. Rice shall receive six months’ base salary and 50% of the most recent annual bonus paid to Mr. Rice prior to the termination. Mr. Rice’s March 2006 amendment also provided certain rights to the executive with respect to Section 409A, and a clarification of existing rights under Section 280G, of the Internal Revenue Code, as further described below.
     Mr. Rice’s employment agreement expires in February 2007. If at the end of the stated term of Mr. Rice’s agreement, Andrx and Mr. Rice agree that the employment agreement should continue, such continued employment shall be subject to the terms and conditions of his agreement, or as otherwise amended, except that the agreement shall expire upon 180 days written notice by Andrx or 90 days written notice by Mr. Rice, except as otherwise provided.
     Transaction Bonus
     In March 2006, the Compensation Committee approved a transaction bonus for Mr. Rice upon the consummation of a change in control of Andrx. Mr. Rice is entitled to a cash bonus equal to $600,000, plus an additional $275,250 for every whole dollar that the per-share consideration paid to the holders of the common stock in such transaction exceeds $21.00. Accordingly, upon the consummation of the proposed transaction between Andrx and Watson at $25.00 per share, as announced by Andrx on March 13, 2006, Mr. Rice will be entitled to receive a cash bonus of $1,701,000, payable in a single lump sum cash payment, subject to his continued employment with Andrx through the date of the change of control.
     Angelo C. Malahias
     Andrx is a party to an employment agreement, as amended, with Mr. Malahias that currently provides for an annual base salary of $460,000, subject to upward adjustment by the Compensation Committee, a target bonus of 55% of his salary, as well as a car allowance, medical and dental insurance for the executive and the executive’s immediate family, country club dues and other executive benefits. Mr. Malahias shall be granted equity awards as may from time to time be approved by the Compensation Committee. As extended, Mr. Malahias’ employment agreements expire in September 2008, and provide that if, without cause, Mr. Malahias’ employment is terminated or he resigns following the diminishment of his position at Andrx or a change of control, as defined, he shall be entitled to a lump sum payment equal to three times his highest annual salary and highest annual bonus amounts during the preceding three years, the immediate vesting of certain of his unvested equity awards, and 12 months of continued medical and dental insurance coverage for him and his family. If Mr. Malahias resigns within 18 months of a change in Andrx’s CEO, certain of Mr. Malahias’ unvested equity awards shall immediately vest, and Andrx will negotiate a severance package with him. In March 2006, Andrx amended Mr. Malahias’ employment agreement to extend the agreement’s termination date from September 2006 to September 2008, as well as provided certain rights to the executive with respect to Section 409A, and a clarification of existing rights under Section 280G, of the Internal Revenue Code, as further described below.
     If at the end of the stated term of Mr. Malahias’ agreement, Andrx and the executive agree that the employment agreement should continue, such continued employment shall be subject to the terms and conditions of Mr. Malahias’ current agreement (as amended), or as otherwise amended, except that the agreement shall expire upon 180 days written notice by Andrx or 90 days written notice by Mr. Malahias, except as otherwise provided.
     Lawrence J. Rosenthal
     In March 2005, Andrx amended and restated its employment agreement with Lawrence J. Rosenthal, President of Andrx Pharmaceuticals, Inc. to update, extend and modify the terms of his May 2002 agreement. In March 2006, Andrx further amended Mr. Rosenthal’s amended and restated employment agreement to extend the agreement’s termination date from May 2006 to December 2007, as well as provided certain rights to the executive with respect to Section 409A, and a clarification of existing rights under Section 280G, of the Internal Revenue Code, as further described below.
     The amended agreement provides for an annual base salary of $385,000, subject to upward adjustment by the Compensation Committee, a target bonus of 50% of his salary, as well as a car allowance, medical and dental insurance for Mr. Rosenthal and his immediate family, country club dues and other executive benefits. Additionally, Mr. Rosenthal is entitled to a grossed-up travel allowance to his former residence, which he received in lieu of a relocation package. Mr. Rosenthal shall be granted equity awards as may from time to time be approved by the Compensation Committee. Mr. Rosenthal’s employment agreement provides that if, without cause, his employment is terminated, he resigns following the diminishment of his responsibilities at Andrx or following a change of control, as defined, he is entitled to a lump sum payment equal to two times his highest annual salary and annual bonus amount during the preceding three years, the immediate vesting of any unvested shares under stock option agreements, certain RSU grants and other equity awards, and 12 months of continued medical and dental insurance coverage for Mr. Rosenthal and his family
     If at the end of the stated term of Mr. Rosenthal’s agreement, Andrx and Mr. Rosenthal agree that the employment agreement should continue, such continued employment shall be subject to the terms and conditions of his agreement, except that the agreement shall expire upon 180 days written notice by Andrx or 90 days written notice by Mr. Rosenthal, except as otherwise provided.

Section 409A Gross-Up Payments for Messrs. Rice, Malahias and Rosenthal
     The March 2006 amendments to each of Messrs. Rice, Malahias and Rosenthal employment agreements contain certain provisions intended to ensure that the executive’s employment agreement and any other agreement or arrangement with Andrx comply with Section 409A of the Internal Revenue Code of 1986, as amended, and do not result in adverse tax consequences to the executive. The amendments also provide that, among other things, if any provision of any arrangement would result in the imposition to the executive of any tax under 409A of the Internal Revenue Code, Andrx shall, after consultation with the executive, work with the executive to reform the arrangement to avoid the imposition of such penalty, including the imposition of a six-month delay in the payment of severance benefits. Additionally, Andrx will indemnify each executive, on an after-tax basis, for any additional tax (including interest and penalties with respect thereto) imposed on the executive as a result of Internal Revenue Code Section 409A with respect to payments and benefits under the arrangements. The amendments for each executive also clarify the executive’s rights to “parachute payment” gross-up payments.
Robert I. Goldfarb
     Andrx is a party to an employment agreement with Mr. Goldfarb that currently provides for an annual base salary of $336,000 subject to upward adjustment by the Compensation Committee and a target bonus of 45% of his current salary. Mr. Goldfarb shall also be granted equity awards as may from time to time be approved by the Compensation Committee. If Andrx terminates Mr. Goldfarb without cause prior to December 31, 2007, Mr. Goldfarb shall be entitled to 24 months of compensation of his then-current annual salary, along with the continuation of medical and dental benefits at the usual employee rate for a period of 12 months. If Andrx terminates Mr. Goldfarb’s employment without cause or Mr. Goldfarb resigns for good reason, as defined during the 18-month period following a change of control, Mr. Goldfarb shall be entitled to a lump sum payment of two years at his then-current salary and target bonus, the continuation of medical and dental benefits at the usual employee rate for a period of 12 months, the acceleration of all unvested equity awards, and a 12-month career transition service.
Ian J. Watkins
     Andrx is a party to an employment agreement with Mr. Watkins that currently provides for an annual base salary of $315,000 subject to upward adjustment by the Compensation Committee and a target bonus of 45% of his current salary. Mr. Watkins shall also be granted equity awards as may from time to time be approved by the Compensation Committee. If Andrx terminates Mr. Watkins without cause, Mr. Watkins shall be entitled to 24 months of compensation of his then-current annual salary, the continuation of medical and dental benefits at the usual employee rate for a period of 12 months, the acceleration of vesting by 12-months of the initial stock option and RSU awards Mr. Watkins received upon joining Andrx in March 2003 (30,000 stock options vesting in four equal annual installments and 10,000 RSUs vesting in five equal annual installments), as well as a 12-month career transition service. If Andrx terminates Mr. Watkins’ employment without cause or Mr. Watkins resigns for good reason, as defined, during the 18-month period following a change of control, Mr. Watkins shall be entitled to a lump sum payment of two years at his then-current salary and target bonus, the continuation of medical and dental benefits at the usual employee rate for a period of 12 months, the acceleration of all unvested equity awards, and a 12-month career transition service.

280G Gross-Up Payments for each of the Named Executive Officers
     In addition to those matters described under each Named Executive Officer’s heading, each Named Executive Officer is entitled to an amount representing a gross-up of any federal and state and local income tax liability that may arise from any amounts payable pursuant to an agreement which are considered to be a “parachute payment” under Internal Revenue Code Section 280G and the regulations promulgated thereunder.
Director Compensation
     Mr. Rice, the only director who is currently an Andrx employee, does not receive any additional cash compensation for his services as a director. All other directors currently receive cash compensation for their participation at each meeting ($5,000 for attendance in person for the first day of each regularly scheduled board meeting, $2,500 for attendance in person for each additional day of regularly scheduled board meetings, and $1,000 for each telephonic board and committee meetings). The Lead Director receives an additional cash compensation amount ($3,500 for attendance in person for the first day of each regularly scheduled board meetings, $1,250 for attendance in person for each additional day of regularly scheduled board meeting and an additional $1,000 for each telephonic board meeting). Committee chairs receive an additional $500 for participation at each committee meeting. Board members do not receive any cash retainer for serving on the board or its committees. See “Certain Relationships and Related Transactions” for certain additional compensation for Dr. Hahn.

	2005 Director Compensation
	Compensation
	for Attendance at	Value of
	Board and Committee	2005 RSU Award
	Meetings	($) (1)
Tamara A. Baum	$97,000	$340,500
Lead Director
Chair of Compensation Committee

Joseph E. Breslin	$62,000	$227,000
Chair of Audit Committee

Lawrence J. DuBow	$55,500	$227,000

Carter H. Eckert	$47,500	$227,000

Irwin C. Gerson	$62,000	$227,000

Elliot F. Hahn, Ph.D. (2)	$9,500	$227,000

Mel Sharoky, M.D.	$56,000	$227,000
Chair of CG/N Committee

(1)	The vesting information for the 2005 RSU award to Andrx’s directors is described below.

(2)	Represents payments made to Dr. Hahn in his capacity as Chairman Emeritus of the Board during 2005 and beginning November 15, 2005, fees for his attendance at board meetings. Excludes $80,330 paid to Dr. Hahn as a consultant to Andrx during 2005.

     Directors may receive equity awards at the discretion of the Compensation Committee. On March 17, 2005, each non-employee director (except Ms. Baum) was granted 10,000 RSUs. Of the 10,000 RSUs, 4,000 vested on March 17, 2006 and 1,500 RSUs will vest on March 17, 2007, 2008, 2009 and 2010, respectively. Ms. Baum, as Lead Director, was granted 15,000 RSUs, of which 6,000 units vested on March 17, 2006, and 2,250 units will vest on March 17, 2007, 2008, 2009 and 2010, respectively. The closing price of Andrx’s common stock on March 17, 2005 was $22.70.
     On February 28, 2006, each non-employee director (except Ms. Baum) was granted 5,000 RSUs, which vest in five equal annual installments beginning one year from the date of grant. Ms. Baum was granted 7,500 RSUs, which vest in five equal annual installments beginning one year from the date of grant. The closing price of Andrx’s common stock on February 28, 2006 was $19.60.
     Andrx also reimburses directors for company-related expenses, including travel. Directors may elect to participate in Andrx’s dental plan at their cost.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information regarding the beneficial ownership of our common stock as of the April 15, 2006, by (i) each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock; (ii) each director of Andrx; (iii) each executive officer; and (iv) all directors and executive officers of Andrx as a group. The percentage of common stock is based upon 73,777,720 shares outstanding at March 31, 2006.

Name and Address	Number of Shares		% of Class
of Beneficial Owner(1)	Beneficially Owned(2)		Outstanding

Thomas P. Rice	301,187	(3)	*
Angelo C. Malahias	507,627	(4)	*
Lawrence J. Rosenthal	309,312	(5)	*
Thomas Giordano	89,320	(6)	*
Robert I. Goldfarb	107,457	(7)	*
Ian J. Watkins	88,564	(8)	*
Nicholas Cappuccino, Ph.D.	30,000	(9)	*
Albert Paonessa III	67,870	(10)	*
Tamara A. Baum	75,000	(11)	*
Joseph E. Breslin	52,500	(12)	*
Lawrence J. DuBow	108,519	(13)	*
Carter H. Eckert	42,500	(14)	*
Irwin C. Gerson	102,528	(15)	*
Elliot F. Hahn, Ph.D.	1,533,223	(16)	2.1%
Melvin Sharoky, M.D.	529,442	(17)	*
All directors and executive officers as a group (15 persons).	3,945,049	(18)	5.2%

5% or Greater Holders:
MMI Investments, L.P. 1370 Avenue of the Americas New York, NY 10019	9,079,500	(19)	12.3

Iridian Asset Management LLC 276 Post Rd. West Westport, CT 06880-4704	9,055,374	(20)	12.3

*	Less than 1%

(1)	Except as otherwise indicated, the address of each person named in the table is c/o Andrx Corporation, 4955 Orange Drive, Davie, Florida 33314.

(2)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all outstanding shares of our common stock and shares of our common stock in which such persons have the right to acquire a beneficial interest within 60 days of April 15, 2006. Upon completion of the proposed merger with Watson Pharmaceuticals, each outstanding option to purchase shares of our common stock will be cancelled in exchange for the right to receive from Watson or the surviving corporation a lump sum cash payment, without interest, equal to the excess, if any, of $25.00 over the per share exercise price for the option multiplied by the number of shares subject to the option, less applicable withholding taxes. If an option has an exercise price per share that is greater than or equal to $25.00, the holder of the option will receive no consideration for the cancellation of the option.

(3)	Represents 23,568 shares of our common stock held directly by Mr. Rice, 112,619 unvested RSUs and 165,000 shares of our common stock issuable upon the exercise of stock options, of which 150,000 options to purchase our common stock have exercise prices above $25.00.

(4)	Represents 78,640 shares of our common stock owned directly by Mr. Malahias, 18,400 shares of our common stock held jointly with Mr. Malahias’ spouse, 4,800 shares of our common stock held as custodian for Mr. Malahias’ minor children, 93,928 unvested RSUs and 311,859 shares of our common stock issuable upon the exercise of stock options, of which 200,109 options to purchase our common stock have exercise prices above $25.00 per share.

(5)	Represents 8,663 shares of our common stock owned directly by Mr. Rosenthal, 111,000 shares of our common stock held jointly with Mr. Rosenthal’s spouse, 7 shares of our common stock held as custodian for Mr. Rosenthal’s child, 58,392 unvested RSUs and 131,250 shares of our common stock issuable upon the exercise of stock options, of which 120,000 options to purchase common stock have exercise prices above $25.00 per share.

(6)	Represents 11,892 shares of our common stock owned directly by Mr. Giordano, 37,428 unvested RSUs and 40,000 shares of our common stock issuable upon the exercise of stock options, of which 30,000 options to purchase common stock have exercise prices above $25.00 per share.

(7)	Represents 4,436 shares of our common stock owned directly by Mr. Goldfarb, 37,594 unvested RSUs and 65,427 shares of our common stock issuable upon the exercise of stock options, of which 59,052 options to purchase common stock have exercise prices above $25.00 per share.

(8)	Represents 9,208 shares of our common stock owned directly by Mr. Watkins, 26,857 unvested RSUs and 52,500 shares of our common stock issuable upon the exercise of stock options, of which 30,000 options to purchase common stock have exercise prices above $25.00 per share.

(9)	Represents 30,000 RSUs owned by Dr. Cappuccino.

(10)	Represents 2,566 share of our common stock owned directly by Mr. Paonessa III, 31,928 unvested RSUs and 33,376 shares of our common stock issuable upon the exercise of stock options, of which 30,000 options to purchase common stock have exercise prices above $25.00 per share.

(11)	Represents 8,500 shares of our common stock owned directly by Ms. Baum, 26,500 unvested RSUs and 40,000 shares of our common stock issuable upon the exercise of stock options, of which 35,000 options to purchase common stock have exercise prices above $25.00 per share.

(12)	Represents 9,000 shares of our common stock owned directly by Mr. Breslin, 18,500 unvested RSUs and 25,000 shares of our common stock issuable upon the exercise of stock options, of which 20,000 options to purchase common stock have exercise prices above $25.00 per share.

(13)	Represents 19,014 shares of our common stock owned directly by Mr. DuBow, 25,000 shares of our common stock owned by a family trust, 6,000 shares of our common stock owned by a family limited partnership, 18,500 unvested RSUs and 40,005 shares of our common stock issuable upon the exercise of stock options, of which 35,005 options to purchase common stock have exercise prices above $25.00 per share.

(14)	Represents 4,000 shares of our common stock owned directly by Mr. Eckert, 18,500 unvested RSUs and 20,000 shares of our common stock issuable upon the exercise of stock options, of which 5,000 options to purchase our common stock have exercise prices above $25.00 per share.

(15)	Represents 4,007 shares of our common stock owned directly by Mr. Gerson, 18,500 unvested RSUs and 80,021 shares of our common stock issuable upon the exercise of stock options, of which 35,021 options to purchase common stock have exercise prices above $25.00 per share.

(16)	Represents 35,000 shares of our common stock held directly by Dr. Hahn, 1,203,211 shares of our common stock owned by a family limited partnership, 24,012 shares of our common stock held in trust for the benefit of one of Dr. Hahn’s children, 11,000 unvested RSUs and 260,000 shares of our common stock issuable upon the exercise of stock options, of which 255,000 options to purchase common stock have exercise prices above $25.00 per share.

(17)	Represents 180,863 shares of our common stock owned directly by Dr. Sharoky, 3,765 shares of our common stock held by Dr. Sharoky as a custodian for his children, 20,007 shares of our common stock held in Dr. Sharoky’s IRA, 1,131 shares held by Dr. Sharoky’s spouse, 18,500 unvested RSUs and 305,176 shares of our common stock issuable upon the exercise of stock options, of which 5,176 options to purchase common stock have exercise prices above $25.00 per share.

(18)	Includes 558,746 unvested RSUs and 1,569,614 shares of our common stock issuable upon the exercise of stock options, of which 1,009,363 options to purchase common stock have exercise prices above $25.00 per share.

(19)	This information was obtained from a Form 4 filed with the Securities and Exchange Commission on March 13, 2006. The Form 4 states that the securities are owned directly by MMI Investments, L.P., the general partner of which, MCM Management, LLC, owns, indirectly as such general partner, its proportionate interest of these securities; and of which, MCM Management, LLC disclaims beneficial ownership of the balance of such securities.

(20)	This information was obtained from a Schedule 13G filed with the Securities and Exchange Commission on February 3, 2006 by Iridian Asset Management LLC on behalf of a group. The Schedule 13G states that each of Iridian Asset Management LLC, The Governor and Company of the Bank of Ireland, IBI Interfunding, BancIreland/First Financial, Inc. and BIAM (US) Inc. has shared voting and dispositive power over 9,055,374 of shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans
     The following table summarizes information, as of December 31, 2005 (1), relating to Andrx’s equity compensation plans pursuant to which grants of options, RSUs and other rights to acquire shares may be granted from time to time.

Number of
	securities to be		Weighted-
	issued upon		average		Number of securities
	exercise of		exercise price		remaining available for future
	outstanding		of outstanding		issuance under equity
	options,		options,		compensation plans
	warrants and		warrants and		(excluding securities reflected
	rights		rights		in column(a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders:
1993 Stock Option Plan and 2000 Stock Option Plan	6,108,100	(2)	$35.35	(3)	6,206,500
Employee Stock Purchase Plan	—		N/A		328,400
Equity compensations plans not approved by security holders	—		N/A		N/A

Total	6,108,100	(2)	$35.35	(3)	6,534,900

(1)	On March 2, 2005, our board of directors accelerated the vesting of all of our out-of-the-money unvested stock options awarded under our option plans which have an exercise price greater than $21.57, which was the closing price of Andrx’s common stock on March 2, 2005.

(2)	Includes an aggregate of 912,100 RSUs. Excludes approximately 1,400 options to purchase common stock with exercise prices ranging from $314 to $18,491 per share, as a result of the May 2002 conversion of Cybear common stock into Andrx common stock.

(3)	Weighted average exercise price of outstanding options excludes RSUs and the 1,400 common stock options converted in the May 2002 Cybear conversion with exercise prices ranging from $314 to $18,491.
Item 13. Certain Relationships and Related Transactions.
     Andrx entered into an Employment Cessation Agreement with Dr. Elliot F. Hahn on November 15, 2004. The agreement provided that (i) Dr. Hahn’s employment with Andrx terminated as of October 15, 2004, (ii) Dr. Hahn would hold the distinction as Chairman Emeritus in perpetuity, (iii) Dr. Hahn would provide consulting services through October 15, 2005 for $100,000, and (iv) as long as he remained a board member, Dr. Hahn would receive an annual $25,000 board fee, as well as health and dental benefits and access to certain administrative personnel. On December 12, 2005, the board of directors determined that Dr. Hahn shall receive cash compensation for his service as a director commensurate with those amounts received by Andrx’s other non-management directors for his/her service as an Andrx director, as well as continue to receive, among other things, $25,000 annually and health and dental benefits for him and his dependents. If a change of control, as defined in the agreement, were to occur, and Dr. Hahn does not serve on the board of the surviving entity, Dr. Hahn shall receive the balance of any board fee and other benefits he is owed through the end of his then-current board term.

     During 2005 and 2004, Dr. Hahn received approximately $108,000 and $21,000, respectively, pursuant to his employment cessation agreement.
     In March 2000, Andrx acquired certain assets of Valmed Pharmaceuticals, Inc., also known as VIP, a privately owned distributor of generic pharmaceuticals headquartered in Grand Island, New York, for $15.2 million. Upon acquiring Valmed, Andrx entered into profit sharing and retention agreements with the then current management of Valmed which included, Albert Paonessa III, currently Anda, Inc.’s executive vice president and chief operating officer, his father, the president of Valmed, and his sister, a current employee of Valmed. The agreements related to the Paonessas’ continued management of Valmed and related operations, and were for a period of five years. For the years ended December 31, 2004 and 2003, Andrx paid an aggregate of $736,000 and $1.8 million respectively, to Albert Paonessa III and his family pursuant to the agreements. No amounts were paid during the year ended December 31, 2005.
     Some of Andrx’s executive officers and directors may have investment accounts at the same financial institutions as Andrx.
Item 14. Principal Accountant Fees and Services
     Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
     The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has designated its chair to pre-approve permissible non-audit services provided by the independent registered public accounting firm. At the next regularly scheduled, in-person Audit Committee meeting, the chair presents all pre-approved services to the full Audit Committee for their review and ratification. The entire Audit Committee pre-approves audit services to be performed on Andrx’s quarterly and annual consolidated financial statements.
Audit and Non-Audit Fees
     Fees (including expenses) for services provided by Ernst & Young, our independent registered public accounting firm for 2005 and 2004 are as follows:

	2005	2004
	Ernst & Young LLP	Ernst & Young LLP
Audit Fees	$2,050,000	$2,225,000
Audit Related Fees	$43,000	$175,000
Tax Fees	362,000	$641,000
All Other Fees	7,400	—

Audit Fees
     In 2005, fees for audit services to Ernst and Young totaled approximately $2,050,000, including fees associated with quarterly reviews and the audits of Andrx’s consolidated financial statements, Andrx’s internal control over financial reporting, Andrx’s 401(k) plan and the ANCIRC joint venture. In 2004, fees for audit services to Ernst and Young totaled approximately $2,225,000, including fees associated with quarterly reviews and the audits of Andrx’s consolidated financial statements, Andrx’s internal control over financial reporting, Andrx’s 401(k) plan and the ANCIRC joint venture.
Audit Related Fees
     In 2005 and 2004, fees for audit related services were approximately $43,000 and $175,000, respectively, primarily relating to SEC filings, including comment letters, accounting consultations on matters addressed during the audit or interim reviews, and Sarbanes-Oxley Act of 2002 consultations and documentation assistance.
Tax Fees
     In 2005, fees for tax services were approximately $362,000, of which approximately $103,000 related to tax compliance services and approximately $259,000 related to tax counsel and advisory services. In 2004, fees for tax services were approximately $641,000, of which approximately $75,000 related to tax compliance services and approximately $561,000 related to tax counsel and advisory services.
All Other Fees
     In 2005, all other fees were approximately $7,400 in connection with Ernst & Young’s review of certain data relating to a strategic alternative between Andrx and a third party.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDRX CORPORATION
By:	/s/ Thomas P. Rice
Thomas P. Rice
Chief Executive Officer

By:	/s/ Angelo C. Malahias
Angelo C. Malahias
President and Chief Financial Officer

Date: May 1, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas P. Rice Thomas P. Rice	Chief Executive Officer and Director (Principal Executive Officer)	May 1, 2006
/s/ Angelo C. Malahias Angelo C. Malahias	President and Chief Financial Officer (Principal Accounting Officer)	May 1, 2006
/s/ Tamara A. Baum Tamara A. Baum	Director	May 1, 2006
/s/ Joseph E. Breslin Joseph E. Breslin	Director	May 1, 2006
/s/ Lawrence J. DuBow Lawrence J. DuBow	Director	May 1, 2006
/s/ Carter H. Eckert Carter H. Eckert	Director	May 1, 2006
/s/ Irwin C. Gerson Irwin C. Gerson	Director	May 1, 2006
/s/ Elliot F. Hahn, Ph.D. Elliot F. Hahn, Ph.D.	Director	May 1, 2006
/s/ Melvin Sharoky, M.D. Melvin Sharoky, M.D.	Director	May 1, 2006

Exhibits

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.