Form 10-Q
period 2006-03-31
ANDRX CORP /DE/
filed 2006-05-04
CIK 1123337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
      or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑
     There were 73,810,500 shares of Andrx common stock outstanding as of April 28, 2006.

Andrx Corporation and Subsidiaries
This Form 10-Q contains registered trademarks held by Andrx Corporation, its subsidiaries and third parties.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Andrx Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
 (in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,452	$34,066
Short-term investments available-for-sale, at market value	250,940	247,957
Accounts receivable, net of allowance for doubtful accounts of $3,776
and $3,624 at March 31, 2006 and December 31, 2005, respectively	137,473	148,186
Inventories	198,273	235,040
Deferred income tax assets, net	77,290	70,926
Prepaid and other current assets	21,606	15,152

Total current assets	724,034	751,327

Long-term investments available-for-sale, at market value	84,761	123,105
Property, plant and equipment, net	259,091	274,051
Goodwill	7,665	7,665
Other intangible assets, net	3,979	4,590
Other assets	9,977	10,178

Total assets	$1,089,507	$1,170,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,314	$169,664
Accrued expenses and other liabilities	97,826	91,146

Total current liabilities	181,140	260,810

Deferred income tax liabilities	32,831	33,702
Deferred revenue	107,343	99,494

Total liabilities	321,314	394,006

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock; $0.001 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value, 200,000 shares authorized; 73,775 and 73,567 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	74	74
Additional paid-in capital	520,316	532,376
Restricted stock units, net	—	(14,634)
Retained earnings	249,034	260,340
Accumulated other comprehensive loss, net of income tax benefit	(1,231)	(1,246)

Total stockholders’ equity	768,193	776,910

Total liabilities and stockholders’ equity	$1,089,507	$1,170,916

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated balance sheets.

Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
 (in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Distributed products	$159,091	$179,725
Andrx products	68,515	92,414
Licensing, royalties and other	13,823	6,244

Total revenues	241,429	278,383
Operating expenses:
Cost of goods sold	207,462	201,154
Selling, general and administrative	43,401	62,753
Research and development	13,570	12,111
Goodwill impairment charge	—	26,316

Total operating expenses	264,433	302,334

Loss from operations	(23,004)	(23,951)
Other income (expense):
Equity in earnings of unconsolidated joint ventures	676	1,024
Interest income	3,893	1,606
Interest expense	—	(686)

Loss before income taxes and cumulative effect of a change in accounting principle	(18,435)	(22,007)
Benefit for income taxes	(6,434)	(57,344)

(Loss) income before cumulative effect of a change in accounting principle	(12,001)	35,337
Cumulative effect of a change in accounting principle, net of income taxes of $408	695	—

Net (loss) income	$(11,306)	$35,337

(Loss) earnings before cumulative effect of a change in accounting principle per share:
Basic	$(0.16)	$0.48

Diluted	$(0.16)	$0.48

(Loss) earnings per share:
Basic	$(0.15)	$0.48

Diluted	$(0.15)	$0.48

Weighted average shares of common stock outstanding:
Basic	73,662	73,013

Diluted	73,662	73,590

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(11,306)	$35,337
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,382	8,442
Provision for doubtful accounts	659	198
Non-cash impairment charges	16,210	26,865
Non-cash shared-based compensation	997	549
Amortization of deferred revenue	(2,151)	(26)
Equity in earnings of unconsolidated joint ventures	(676)	(1,024)
Deferred income tax benefit	(7,651)	(25,176)
Change in liabilities for uncertain tax positions	(10)	(32,335)
Excess income tax benefit on shared-based awards	122	923
Cumulative effect of a change in accounting principle, net of income taxes of $408	(695)	—
Changes in operating assets and liabilities:
Accounts receivable	10,054	6,429
Inventories	36,767	28,138
Prepaid and other current assets	(6,454)	1,922
Other assets	104	(1,192)
Accounts payable	(86,350)	(5,711)
Accrued expenses and other liabilities	3,560	8,194
Deferred revenue	10,000	—

Net cash (used in) provided by operating activities	(28,438)	51,533

Cash flows from investing activities:
Purchases of investments available-for-sale	(117,872)	(118,039)
Maturities and sales of investments available-for-sale	153,256	46,935
Purchases of property, plant and equipment, net	(6,125)	(8,871)
Proceeds from the sale and licensing of assets and rights	—	50,000
Distributions from unconsolidated joint ventures	773	671
Refund of deposit for product rights	—	10,000

Net cash provided by (used in) investing activities	30,032	(19,304)

Cash flows from financing activities:
Proceeds from issuances of common stock in connection with exercises of stock options	2,532	1,880
Proceeds from issuances of common stock in connection with the employee stock purchase plan	189	297
Principal payments on capital lease obligations	—	(1,467)
Excess income tax benefit on shared-based awards	71	—

Net cash provided by financing activities	2,792	710

Net increase in cash and cash equivalents	4,386	32,939
Cash and cash equivalents, beginning of period	34,066	42,290

Cash and cash equivalents, end of period	$38,452	$75,229

(Continued)

Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
(Continued)

	Three Months Ended
	March 31,
	2006	2005
Supplemental disclosure of non-cash investing and financing activities:
Issuance of restricted stock units, net	$—	$(1,703)

     In accordance with Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment”, effective January 1, 2006, the Company reversed the unearned compensation balance related to restricted stock units, included in restricted stock units, net in the December 31, 2005 Consolidated Balance Sheet, netting the balance against additional paid-in capital. In February 2006, the Company granted 424 restricted stock units with a value of $8,310. During the three months ended March 31, 2005, the Company granted 75 restricted stock units to non-employee directors with a value of $1,703 (see Note 13).
     In the March 31, 2005 Unaudited Condensed Consolidated Balance Sheet, the Company recorded $23,333 of other current assets and deferred revenues as a result of meeting certain supply requirements related to the First Horizon Pharmaceutical Corporation transaction related to its Altoprev® brand pharmaceutical product (see Note 4).
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
 (in thousands, except for per share amounts)
(1) General
     The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of operations and cash flows of Andrx Corporation and subsidiaries (Andrx or the Company). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the three months ended March 31, 2006, are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Annual Report). The December 31, 2005 Consolidated Balance Sheet included herein was extracted from the December 31, 2005 audited Consolidated Balance Sheet included in the Company’s 2005 Annual Report.
(2) Overview
     Merger Agreement With Watson Pharmaceuticals, Inc.
     On March 12, 2006, the Company entered into an agreement and plan of merger (Merger Agreement) with Watson Pharmaceuticals, Inc. Pursuant to the terms of the Merger Agreement and subject to the satisfaction of certain customary closing conditions, Watson will acquire all of the outstanding shares of the Company’s common stock for $25.00 in cash per share. All stock options outstanding immediately prior to the merger will be cancelled, and each in-the-money stock option outstanding will be exchanged for the difference in cash between $25.00 and its exercise price. Each Restricted Stock Unit (RSU) outstanding immediately prior to the merger will be cancelled in exchange for $25.00 in cash.
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
     Consummation of the merger, which is expected to occur in the third quarter of 2006, is subject to the satisfaction of certain customary conditions including, among other things, (i) approval by the Company’s stockholders, (ii) the expiration of the applicable waiting period under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976, as amended, and (iii) no material adverse effect, as defined. The Company filed its preliminary proxy statement seeking approval of the merger from its stockholders on April 28, 2006. The Company filed a notification and report form (HSR Notification) with the Department of Justice and the Federal

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
Trade Commission (FTC) on March 31, 2006. The Company and Watson received a second request for additional documentation from the FTC related to the HSR Notification on May 1, 2006.
     For the three months ended March 31, 2006, Andrx incurred $2,758 in merger costs, which are included in selling, general and administrative expenses (SG&A) in the Corporate and Other segment in the Unaudited Condensed Consolidated Statement of Operations.
     FDA Status
     In September 2005, the Company learned that the Food and Drug Administration (FDA) had placed it in Official Action Indicated (OAI) status relating to the FDA’s May 2005 current Good Manufacturing Practices (cGMP) inspection of its Davie, Florida manufacturing facility and the related issuance of a Form 483 List of Inspectional Observations (May 2005 Form 483). The Company has fully responded to the May 2005 Form 483. The effect of an OAI designation is that FDA approval of pharmaceutical product applications are withheld. During the OAI status, the Company continues to submit and the FDA continues to review applications. In January 2006, the FDA conducted a regulatory inspection related to adverse drug event reporting and customer complaint handling and issued a Form 483 List of Inspectional Observations (January 2006 Form 483). On February 10, 2006, the Company responded to the January 2006 Form 483. On March 6, 2006, the FDA commenced a cGMP inspection of the Davie, Florida manufacturing facility and on April 18, 2006, the FDA issued a Form 483 List of Inspectional Observations consisting of nine observations (April 2006 Form 483). The Company is in the process of finalizing its response to the April 2006 Form 483 and its response will primarily address ongoing and planned improvements to enhance two quality systems. The Company believes it has already implemented responsive actions to certain observations in the April 2006 Form 483, it is in the process of addressing other observations and will address the remainder of the observations within a reasonable period of time. The Company believes that resolution of the OAI status is primarily dependent upon resolving the FDA’s observations concerning the Davie, Florida manufacturing facility, which would include, among other things, the FDA’s assessment of the Company’s response to the April 2006 Form 483. If at any time, the FDA determines that the Company’s compliance is not satisfactory, the FDA could initiate enforcement actions to address any cGMP or other violations.
(3) Summary of Significant Accounting Policies
     Since December 31, 2005, none of the critical accounting policies, or the Company’s application thereof, as more fully described in the Company’s 2005 Annual Report, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three months ended March 31, 2006.
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
March 31, 2006
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
     The decision to capitalize the cost of its pre-launch inventory typically requires the Company to consider whether its manufactured product will likely have sufficient remaining commercial shelf life at the time it anticipates that the product will be sold, whether its product will be manufactured in accordance with the

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
specifications that will likely be approved for its product, and whether there has not been any adverse change in its belief that it will likely prevail in any patent infringement litigation involving its ANDA product. Based upon the Company’s review of these factors, and its determination that it will derive probable future economic benefits from its pre-launch inventories, the Company will capitalize any direct and indirect manufacturing costs it incurs during the manufacture of such inventories, including the validation lots (such lots are permitted to be sold).
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
     Impairment or Disposal of Long-Lived Assets
     The Company utilizes the provisions of Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to determine whether impairment has occurred. Fair value, as determined by appraisal or discounted cash flow analysis, is compared to the carrying value in calculating any impairment (see Note 6).
     Impairment of Goodwill
     Under the purchase method of accounting for acquisitions, goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company accounts for goodwill under the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” Goodwill is subject to an assessment for impairment in value by applying a fair-value based test on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value (see Note 4).

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
     Revenue Recognition, including Sales Allowances
     Distributed product revenues are derived from the sale of pharmaceutical products purchased from third parties, including generic products sold on behalf of the Company’s unconsolidated joint ventures. Andrx product revenues include its generic and brand product revenues. Andrx generic product revenues are derived from the sale of generic products either manufactured by Andrx pursuant to its ANDAs or sold with its National Drug Code (NDC), but exclude generic products sold on behalf of its unconsolidated joint ventures. Andrx brand product revenues were revenues derived from the sale of brand products either manufactured by the Company pursuant to its NDA or sold with its NDC through March 31, 2005.
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
     Sales allowances for estimated discounts, rebates, returns, chargebacks, shelf stock adjustments and other sales allowances are established by the Company concurrently with the recognition of revenue. Sales allowances are recorded in the Unaudited Condensed Consolidated Balance Sheets as reductions to accounts receivable, net or accrued expenses and other liabilities, as appropriate.
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
March 31, 2006
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
     Sales allowances for estimated discounts, returns, chargebacks, shelf stock adjustments, and certain rebates are recorded as reductions to accounts receivable. Sales allowances for estimated Medicaid, managed care and certain other rebates are recorded as accrued liabilities. Sales allowances are included in the Unaudited Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
	2006	2005
Accounts receivable, net	$44,069	$53,046
Accrued expenses and other liabilities	13,612	13,409

Total	$57,681	$66,455

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
     When the Company receives licensing and royalty payments, it recognizes revenue when the obligations associated with the earning of that revenue have been satisfied, based upon the terms of the contract. If obligations associated with the earning of that revenue remain, the Company will defer recognition of all or a portion of the payment, whether or not it is refundable, and recognize such amount over future periods, as appropriate.
     When the Company enters into revenue arrangements with multiple deliverables, it evaluates and determines whether the deliverables are separate units of accounting, divides the deliverables into separate units of accounting, when possible, and recognizes revenue in accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” (see Note 4).

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
     When the Company manufactures products for others, such as Fortamet® and Altoprev for First Horizon, it recognizes the contract manufacturing revenue when product is shipped. When the Company provides R&D services to others, it recognizes revenue when the services are rendered.
     Share-Based Compensation — Prior to the Adoption of SFAS 123(R)
     Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) using the modified prospective application, whereby it began recognizing share-based compensation expense in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 for stock options and the Company’s Employee Stock Purchase Plan (ESPP) (see Note 13).
     Prior to January 1, 2006, the Company accounted for share-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options were granted under those plans with an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no share-based employee compensation expense for stock options is reflected in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2005. For RSU grants, the fair value on the date of the grant was fixed and amortized on a straight-line basis over the related period of service for service based grants and over the performance period for performance based grants to the extent management believed the performance based criteria would be achieved. Such amortization expense was included in SG&A in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2005.
     The following table summarizes Andrx’s pro forma consolidated results of operations as though the provisions of the fair value-based method of accounting for employee share-based compensation of SFAS 123 “Accounting for Stock-Based Compensation” (SFAS 123) had been used:

Three Months Ended
March 31, 2005
Net income:
As reported	$35,337
Add: share-based employee compensation expense included in reported net income, net of related tax effect	345
Deduct: total share-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effect	(22,128)

Pro forma net income	$13,554

Basic earnings per common share:
As reported	$0.48

Pro forma	$0.19

Diluted earnings per common share:
As reported	$0.48

Pro forma	$0.19

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
     During 2005, the Company discontinued its practice of issuing options, and on March 2, 2005, the Company accelerated the vesting of out-of-the-money unvested stock options based on a review of its long-term incentive programs in light of current market conditions and the issuance of SFAS 123(R). An option was considered out-of-the-money if the exercise price was greater than the March 2, 2005 NASDAQ market closing price of $21.57. As a result of the acceleration, options outstanding at March 2, 2005 to acquire approximately 2,000 shares of common stock, with a weighted-average exercise price of $34.98, became immediately exercisable. The acceleration of the vesting of these stock options eliminates the need for recognizing compensation expense associated with these options. In accordance with APB Opinion 25, this acceleration did not result in the recognition of any compensation expense; however, under the fair value-based method of accounting of SFAS 123, compensation expense would have been recognized, resulting in the significant increase in pro forma compensation expense for 2005.
     The Company revised the quarterly pro forma disclosure for 2005 to reflect the capitalization of certain share-based compensation costs to inventory. Previously, such costs were not capitalized due to immateriality. However, the Company’s acceleration of the vesting of out-of-the-money unvested stock options on March 2, 2005 resulted in a significant increase in compensation expense under the fair value-based method of accounting in the pro forma disclosures for the three months ended March 31, 2005. As a result, the capitalization of certain share-based compensation costs to inventory increased the pro forma net income and diluted earnings per share for the first quarter of 2005 by $4,810 and $0.07, respectively, and decreased the pro forma net income and diluted earnings per share for the third quarter of 2005 by $5,266 and $0.07, respectively.
     The fair value of options was estimated using the Black-Scholes option pricing model and the following assumptions:

Three Months Ended
March 31, 2005
Risk-free interest rate	4.2%
Average life of options (years)	6.0
Average volatility	70%
Dividend yield	—
     The Company uses a risk-free interest rate based on U.S. Treasury zero-coupon issues with a term equal to the expected life of the option being valued. The expected term is based on historical exercise patterns. Volatility is based on the Company’s historical realized volatility over the expected term. The Company has never paid any cash dividends, nor does it intend to pay any cash dividends in the future.
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

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
     Income Taxes
     The Company’s estimated annual effective tax rate is based on estimates of expected income, statutory tax rates and tax planning strategies. Significant judgment is required in determining the effective tax rate and the ultimate resolution of tax return positions. Despite the Company’s belief that its tax return positions are correct, it is the Company’s policy to establish liabilities for uncertain tax positions that may be impacted by examinations by tax authorities. Liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that the Company’s effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of its tax positions.
     Recent Accounting Pronouncements
     Inventory Costs
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs,” amending the guidance in Accounting Research Bulletin (ARB) 43, Chapter 4, “Inventory Pricing” by clarifying the accounting for certain items. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges, and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, however, earlier application is permitted. The Company adopted SFAS 151 and it did not have an impact on the Company’s Unaudited Condensed Consolidated Financial Statements.
     Share-Based Payment
     In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) requires the cost of share-based payment transactions, including share options, restricted share plans, and employee share purchase plans, to be recognized in financial statements. The cost of these transactions will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2005, the SEC extended the compliance dates and public companies will now be required to apply the provisions of SFAS 123(R) no later than the first fiscal year that begins after June 15, 2005. Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective application (see Note 13).
     Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principles, requiring retrospective application to prior periods’ financial statements, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement did not have an impact on the Company’s Unaudited Condensed Consolidated Financial Statements.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
     Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation. In the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2005, the Company reclassified $680 for R&D services rendered, previously reflected as a reduction to R&D, to licensing, royalties and other revenue. In the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005, the Company reclassified $4,604 from change in accrued expenses and other liabilities to change in accounts receivable, as a result of the reclassification of certain sales allowances from accrued expenses and other liabilities to accounts receivable, net.
(4) Dispositions
     Fortamet and Altoprev
     In December 2004, the Company’s Board of Directors approved a plan to divest, or seek other strategic alternatives for its brand pharmaceutical business. On March 28, 2005, the Company entered into agreements with First Horizon for the sale and licensing of certain rights and assets related to its former Fortamet and Altoprev brand pharmaceutical products, and the manufacturing and supply of these products, at which time the Company received $50,000 related to Fortamet. After meeting certain supply requirements, as defined, the Company received $35,000 in proceeds for Altoprev, which are refundable if certain supply requirements, as defined, are not maintained. That contingency abates ratably over a 30-month period, which began in August 2005. The Company is also entitled to receive royalties of 8% and 15% of net sales, as defined, from First Horizon’s sales of Fortamet and Altoprev, respectively, until a respective product encounters generic competition, at which time the Company will have rights to the authorized generic. The Company has retained its obligation to pay a royalty to Sandoz Inc. related to net sales of Fortamet, as defined, until May 2009, which is subject to certain annual minimums ranging from $4,000 to $5,000 and a $10,000 annual maximum. The manufacturing and supply agreement for Fortamet and Altoprev entered into with First Horizon is for a ten-year term and is subject to a two-year notice of intent by the Company to terminate beginning five years after the date the agreement was executed. Transaction costs of approximately $1,778 were deferred and recorded in other assets, and are being amortized to cost of goods sold over the ten-year term of the manufacturing and supply agreement.
     The transaction with First Horizon constitutes a revenue arrangement with multiple deliverables consisting of (i) the licensing of the rights to the products and (ii) the manufacture and supply of the products. The Company does not have objective and reliable evidence of the fair value of the licensing of the rights to Fortamet and Altoprev, nor can it determine the fair value of the contract manufacturing services because it cannot reliably estimate future prescription levels or the timing of potential generic introductions of each respective product. As a result, the $85,000 of fees received from First Horizon are being deferred and recognized as revenue on a straight-line basis over the ten-year term of the manufacturing and supply agreement. Since the Company is required to refund a portion of the $35,000 Altoprev proceeds in the event that the Company is unable to maintain certain supply requirements, as defined, the Company will recognize deferred revenue related to Altoprev as that contingency abates.
     For the three months ended March 31, 2006, the Company amortized $2,125 of deferred revenue related to Fortamet and Altoprev. As of March 31, 2006, the Company had deferred revenue related to Fortamet and Altoprev of $76,500, included in deferred revenue in the March 31, 2006 Unaudited Condensed Consolidated Balance Sheet.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
     Prior to the disposition, the Brand Business Segment included $26,316 of goodwill, which the Company evaluated for impairment subsequent to the First Horizon transaction. The remaining Entex® and Anexsia® brand product lines do not require sales force promotion. As a result, in the first quarter of 2005, the Company made the decision to terminate substantially all of its brand business employees, which effectively completed the disposition of the brand business. Consequently, the brand business goodwill was deemed to have no implied fair value. Accordingly, in the first quarter of 2005, the Company recorded a non-cash goodwill impairment charge of $26,316, shown separately in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2005.
     During the 2005 first quarter, the Company recorded charges associated with the disposition of its brand business, including personnel related charges for severance, performance incentives and retention of approximately $9,957, reflected in SG&A, and $3,805 of non-cash charges, including $1,000 related to inventory and $2,258 related to sample inventory for Altoprev and Fortamet, included in cost of goods sold and SG&A, respectively. The Company continued to incur operating expenses throughout the remainder of 2005 as the Company wound down the brand business. As of March 31, 2006, there was no remaining personnel related liability associated with the disposition of the brand business. All brand operations had ceased as of December 31, 2005.
(5) Collaborative Agreements
     Generic Oral Contraceptive Products
     In December 2003, Andrx entered into an agreement with Teva Pharmaceuticals USA, Inc. to develop and market certain generic oral contraceptive pharmaceutical products. Under the terms of the agreement, (i) Teva has exclusive marketing rights to these products in the U.S. and Canada, (ii) Andrx is responsible for developing the formulations, gaining U.S. regulatory approval of, and manufacturing these products at the Company’s facilities, and (iii) the parties share R&D costs on certain oral contraceptive pharmaceutical products and the net profits, as defined, from product sales. In April 2004, Teva launched generic versions of Ortho Tri-Cyclen® and Ortho Cyclen®-28. In March 2006, Andrx and Teva amended the agreement whereby Andrx agreed to pay Teva $4,000 to, among other things, (i) receive the right to subcontract its manufacturing obligations, (ii) eliminate provisions that may extend Teva’s exclusive marketing rights to the oral contraceptive products of an acquirer of Andrx, and (iii) upon a change in control of Andrx to an entity that competes with the oral contraceptive products, as defined, transfer to Teva all of its oral contraceptives ANDAs, pending oral contraceptives ANDAs and technical and intellectual assets, as defined, solely related to the oral contraceptive business and Teva’s share of the net profits from products sales will be increased. The $4,000 amendment fee is included in SG&A in the Corporate and Other segment in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2006.
     Actos and Extended-Release Metformin Combination Product
     In December 2003, Andrx entered into an agreement with Takeda to develop and market a combination product consisting of Takeda’s Actos® (pioglitazone) and Andrx’s approved 505(b)(2) NDA extended-release metformin, each of which is administered once a day for the treatment of type 2 diabetes. The Company is responsible for obtaining regulatory approval of its extended-release metformin in countries that Takeda determines it will market the combination product. In addition, the Company is responsible for the formulation and manufacture of this combination product and Takeda is responsible for obtaining regulatory approval of and marketing this combination product, both in the U.S. and in other countries. In March 2006, Takeda filed an NDA for this combination product, and the Company became entitled to a third $10,000 development milestone payment, which is included in other current assets in the March 31, 2006 Unaudited Condensed Consolidated

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
Balance Sheet. Such amount was received in April 2006. Deferred revenue in the March 31, 2006 Unaudited Condensed Consolidated Balance Sheet included $30,000 associated with the Takeda agreement, as the amounts to be retained by Andrx are contingent upon meeting certain future requirements, as defined. In addition, for the three months ended March 31, 2006 and 2005, the Company recorded as licensing, royalties and other revenue $1,209 and $680, which represented contract R&D services rendered to Takeda. Costs related to these services are included in R&D and approximate the revenues (see Note 9).
     Anexsia
     On July 1, 2001, Andrx entered into an eight-year agreement with the pharmaceutical division of Mallinckrodt, Inc., a Tyco healthcare company, for the marketing rights to Mallinckrodt’s Anexsia product line, a hydrocodone pain product line. In connection with this agreement, the Company is obligated to pay royalties to Mallinckrodt on a percentage of net sales of the Anexsia brand product sold by the Company and is to receive royalties from Mallinckrodt on a percentage of the net margin, as defined, from the sales of generic versions of the Anexsia products sold by Mallinckrodt.
     On December 21, 2005, Mallinckrodt informed the Company of its claim that as a result of the Company’s alleged failure to use commercially reasonable efforts in marketing Anexsia (i) Andrx was in material breach of the agreement, (ii) it was seeking termination of the agreement and a refund of generic royalties it paid for the second and third quarters of 2005, which totaled approximately $3,800, and (iii) it planned to withhold payment of approximately $1,700 in royalties for the fourth quarter of 2005. The Company disputed Mallinckrodt’s claims, and in February 2006 instituted a declaratory action against Mallinckrodt to enforce the terms of the agreement. In March 2006, Mallinckrodt filed suit against the Company arising from the same dispute referenced above. The terms of the agreement state that the Company has sixty (60) days from the date of notification to cure any complaints from Mallinckrodt and that the agreement is in force until then. While the Company believes it is not in material breach of the agreement and therefore is entitled to all royalties, the Company ceased recording royalties under this agreement sixty (60) days from the date it was notified by Mallinckrodt that it was in material breach because, given the dispute with Mallinckrodt, the royalties to be collected may not be fixed and determinable and their collectibility is not reasonably assured. Andrx believes that the expected future cash flows to be derived from this agreement will be sufficient to recover the remaining $925 product right intangible asset at March 31, 2006 and therefore the intangible asset is not impaired (see Note 15).
     InvaGen Pharmaceuticals Inc.
     On January 19, 2006, Andrx entered into an agreement with InvaGen Pharmaceuticals Inc. to commercialize 11 ANDAs. ANDAs for two of the products have been filed with the FDA and it is anticipated the ANDAs for the remaining products will be submitted during 2006 and through early 2007. Pursuant to the agreement, InvaGen will be responsible for all formulation work, regulatory submissions and manufacture of each of the products. Andrx will be responsible for sales and marketing efforts and coordination of legal activities, if any. In addition, the agreement also provides that Andrx, at its option, may site transfer manufacturing of certain products to InvaGen’s facility. For the three months ended March 31, 2006, the Company incurred $1,696 in R&D associated with the InvaGen agreement. The agreement provides that under certain circumstances, including, but not limited to the commercial viability of a product, Andrx, at its option, may exclude the product from the agreement.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
(6) Inventories and Cost of Goods Sold
     Inventories consist of the following:

	March 31, 2006			December 31, 2005
	Commercial	Pre-launch	Total	Commercial	Pre-launch	Total
Raw materials	$15,245	$15,684	$30,929	$16,052	$17,005	$33,057
Work in process	14,526	201	14,727	15,280	497	15,777
Finished goods	152,617	—	152,617	185,307	899	186,206

	$182,388	$15,885	$198,273	$216,639	$18,401	$235,040

     Pre-launch inventories as of March 31, 2006 consisted primarily of the Company’s generic versions of Biaxin® XL, which has been approved by FDA and is subject to patent litigation (see Note 15), and, to a lesser extent, Concerta®, which is subject to patent litigation, Citizen Petitions and potentially exclusivity rights of others, among other things (see Note 15). Pre-launch inventories as of December 31, 2005 consisted primarily of the Company’s generic versions of Biaxin XL, Concerta, and Monopril®, which was launched in January 2006. The remaining shelf lives of pre-launch inventories generally exceed one year.
     The following table summarizes certain direct charges to cost of goods sold related to the manufacture of Andrx products and product candidates:

	Three Months Ended
	March 31,
	2006	2005
Charges related to production of commercial inventories	$8,179	$2,426

Consulting fees	7,373	571

Charges related to pre-launch inventories	332	1,257

Impairment charges:
Weston, Florida oral contraceptive facility and manufacturing equipment	16,210	—

Under-utilization and inefficiencies of manufacturing operations:
Florida facilities	3,255	2,022
North Carolina facility	421	338

	$35,770	$6,614

     Charges related to production of commercial inventories represent costs incurred at the Company’s manufacturing facilities, primarily failed batches. Consulting fees are primarily related to improving the Company’s quality and manufacturing processes.
     The Company is continuing its process of strategically evaluating its overall business, including focusing internal resources on commercializing generic versions of controlled-release and oral contraceptive products, as well as the contract development of brand products for out-licensing. In connection with the evaluation, the Company is also evaluating its long term needs for property, plant and equipment, including current facilities and future capital expenditures and is currently conducting a strategic real estate and facilities

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
plan review where alternate strategies are being developed to meet the Company’s future R&D, manufacturing, distribution and marketing operations needs through different real estate and occupancy actions or scenarios. Such initiatives may include consolidating certain existing facilities and/or expanding manufacturing capacity in certain facilities.
     In connection with its ongoing strategic real estate and facilities plan review and as a result of the March 2006 amendment to the oral contraceptives agreement with Teva whereby the Company received the right to, among other things, subcontract its manufacturing obligations (see Note 5), the Company determined that it would discontinue the manufacturing of its oral contraceptive products at its current Davie, Florida facility, would not use its future planned oral contraceptive facility in Weston, Florida thereby avoiding significant capital expenditures and would utilize contract manufacturers. Andrx anticipates that the manufacturing of its oral contraceptive products will be transferred to contract manufacturers in approximately one year. Consequently, the Company reviewed its oral contraceptive facilities and manufacturing equipment for impairment and recorded a charge of $16,210 to its Generic Product Segment cost of goods sold, which included a $13,315 write-down of leasehold improvements and manufacturing equipment at its future planned oral contraceptive facility in Weston, Florida to their estimated fair value, which is primarily based on internal estimates of salvage value, and a $2,895 liability for operating lease rentals and associated costs that it will continue to incur for that facility without economic benefits. In addition, the Company will begin depreciating and amortizing the remaining $8,269 carrying value of its current oral contraceptive assets in Davie, Florida over a one year period, which will increase the annual depreciation and amortization expense related to these assets by $7,316 to $8,269. Andrx will continue to periodically assess the carrying value of its current oral contraceptive assets and their useful lives whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, as appropriate.
(7) Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2006	2005
Tax accruals, excluding payroll taxes	$23,641	$22,981
Sales allowances	13,612	13,409
Payroll, payroll taxes and related benefits	22,132	21,304
Other	38,441	33,452

	$97,826	$91,146

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
(8) Deferred Revenue
     Deferred revenue primarily relates to fees received from First Horizon related to Fortamet and Altoprev (see Note 4) and milestone payments received from Takeda (see Note 5). The following is a roll forward of deferred revenue for the three months ended March 31, 2006 and 2005:

	First Horizon
	Fortamet	Altoprev	Takeda	Other	Total
Balance as of December 31, 2005	$46,250	$32,375	$20,000	$869	$99,494
Additions	—	—	10,000	—	10,000
Amortization	(1,250)	(875)	—	(26)	(2,151)

Balance as of March 31, 2006	$45,000	$31,500	$30,000	$843	$107,343

	First Horizon
	Fortamet	Altoprev	Takeda	Other	Total
Balance as of December 31, 2004	$—	$—	$10,000	$974	$10,974
Additions	50,000	23,333		—	73,333
Amortization	—	—	—	(26)	(26)

Balance as of March 31, 2005	$50,000	$23,333	$10,000	$948	$84,281

(9) Licensing, Royalties and Other Revenue
     Licensing, royalties and other revenue were as follows:

		Three Months Ended
		March 31,
Company	Product(s)	2006	2005
First Horizon	Altoprev	$4,918	$491
First Horizon	Fortamet	5,349	295
KUDCo	Generic Prilosec	852	2,124
Mallinckrodt	Generic Anexsia	750	1,176
Takeda	Pioglitazone/extended-release
	metformin	1,209	680
Teva/Impax	Generic Wellbutrin SR150 mg /Zyban	—	(293)
Ranbaxy	Generic Monopril-HCT	—	1,607
Other	Various	745	164

		$13,823	$6,244

(10) Income Taxes
     For the three months ended March 31, 2006, the Company provided for an income tax benefit of $6,434, at the expected annual effective federal statutory rate of 35%. The effect of state income taxes was offset by the Company’s expected permanent items, which include, among other things, the domestic manufacturing deduction as set forth in the American Jobs Creation Act of 2004.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
     For the three months ended March 31, 2005, the Company generated an income tax benefit of $57,344 compared to an expected income tax benefit of $8,363 at the 2005 annual expected effective tax rate of 38%, primarily due to the reversal of liabilities for uncertain tax positions and the benefit from the recognition of a net operating loss carryforward in the first quarter of 2005 as a result of the IRS’s completion of its audit of the Company’s 2003 income tax return.
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
     The IRS is in the process of concluding their audits for the years 1999 through 2002. During those years, despite the Company’s belief that its tax return positions are correct, the Company established liabilities for uncertain tax positions that may become payable in the event its positions are not upheld. As of March 31, 2006, the Company had remaining liabilities for uncertain tax positions of $22,574 included in accrued expenses and other liabilities in the Unaudited Condensed Consolidated Balance Sheet.
     The Company’s liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that the effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of the Company’s tax positions.
(11) Earnings (Loss) Per Share
     Earnings (loss) per share is calculated in accordance with SFAS 128, “Earnings per Share,” which requires presentation of basic and diluted earnings (loss) per share. For the three months ended March 31, 2006 and 2005, the shares used in computing basic earnings per share are based on the weighted average shares of common stock outstanding, including vested RSUs. For the three months ended March 31, 2005, for which the Company generated net income, diluted per share calculations included weighted average shares of common stock outstanding, including vested RSUs, plus dilutive common stock equivalents, computed using the treasury stock method. For the three months ended March 31, 2006, for which the Company generated a net loss, all common stock equivalents were anti-dilutive, and therefore, the shares used in computing basic and diluted loss per share were the same. The Company’s common stock equivalents consist of stock options and unvested RSUs. A reconciliation of the denominators of basic and diluted earnings per share of common stock is as follows:

	Three Months Ended
	March 31,
	2006	2005
Basic weighted average shares of common stock outstanding	73,662	73,013
Effect of dilutive items:
Stock options and unvested RSUs, net	—	577

Diluted weighted average shares of common stock outstanding	73,662	73,590

Anti-dilutive weighted average common stock equivalents	6,086	4,503

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
(12)	Comprehensive (Loss) Income
     SFAS 130, “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive income and its components in financial statements. The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
	2006	2005
Net (loss) income	$(11,306)	$35,337

Investments available-for-sale:
Unrealized gain (loss), net	23	(697)
Income tax (provision) benefit	(8)	258

	15	(439)

Comprehensive (loss) income	$(11,291)	$34,898

(13)	Share-based Compensation — Subsequent to the Adoption of SFAS 123(R)
     As of March 31, 2006, the Company had two types of share-based compensation plans, (i) its 1993 Stock Incentive Plan (the 1993 Plan) and its 2000 Stock Option Plan (the 2000 Plan), under which both stock options and RSUs have been granted, and (ii) its ESPP. Effective January 1, 2006, the Company adopted SFAS 123(R), as required, using the modified prospective application, whereby it began recognizing share-based compensation expense in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 for stock options and the ESPP. Prior to January 1, 2006, the Company accounted for share-based compensation plans under APB Opinion 25, whereby it only recognized share-based compensation expense for RSUs and option modifications, and included pro forma disclosures in the footnotes for the fair value-based method of accounting for all share-based awards (see Note 3 — Share-based Compensation — Prior to the Adoption of SFAS 123(R)) .
     Compensation costs recognized for the share-based compensation plans were $997, $549, $10,477, $1,539 and $1,474 for the three months ended March 31, 2006 and 2005 and the years ended December 31, 2005, 2004, and 2003, respectively. The income tax benefits recognized for the share-based compensation costs were $369, $204, $3,877, $569 and $560 for the three months ended March 31, 2006 and 2005 and the years ended December 31, 2005, 2004, and 2003, respectively. No amounts were capitalized due to immateriality.
     For the three months ended March 31, 2006, the impact of the adoption of SFAS 123(R) on loss from operations, loss before income taxes and cumulative effect of a change in accounting principle, net loss, and basic and diluted loss per share was a decrease of $20, $20, $13, and $0.00, respectively. In addition, effective January 1, 2006, the Company recorded an adjustment of $695, net of income taxes, for the cumulative effect of a change in accounting principle to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods (see -RSUs below).
     In accordance with SFAS 123(R), effective January 1, 2006, the Company reversed the unearned compensation balance related to RSUs, included in restricted stock units, net in the December 31, 2005 Consolidated Balance Sheet, netting the balance against additional paid-in capital.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
     For the three months ended March 31, 2006, the impact of the adoption of SFAS 123(R) on cash flows was to reflect $71 of the excess income tax benefit on share-based awards as cash flows from financing activities with a corresponding decrease in cash flows from operating activities.
     2000 Stock Option Plan and 1993 Stock Incentive Plan
     In September 2000, the Company’s stockholders approved the 2000 Plan, which allows for the issuance of up to 12,000 shares of common stock. Under the provisions of the 2000 Plan, the Board of Directors or its compensation committee is authorized to grant stock options of common stock to its employees, consultants or advisors. The terms for, and exercise price at which any stock option may be awarded, is to be determined by the compensation committee. Prior to the approval of the 2000 Plan, the Company operated under the 1993 Stock Incentive Plan, as amended, which allowed for the issuance of up to 8,000 shares of common stock in the form of stock options, RSUs, stock appreciation rights and other performance-based awards. In June 2003, the Company’s stockholders approved an amendment of the 2000 Plan, to, among other things, (i) allow the granting of RSUs, stock appreciation rights, and other performance-based awards for the issuance of up to 1,500 shares of common stock, in addition to stock options and (ii) prohibit option re-pricing and the issuance of options at per share exercise prices less than fair market value. The June 2003 amendment did not affect the total amount of shares authorized for issuance under the 2000 Plan.
     As of March 31, 2006, approximately 5,878 shares of common stock remain available for future grants under the 2000 Plan, of which no more than approximately 278 shares are available for grants of awards other than stock options. During 2005, the Company discontinued its practice of issuing options.
     The Company began to expense the remaining unvested stock options beginning January 2006, in accordance with SFAS 123(R), using the fair value-based method of accounting. The Company continues to use the Black Scholes option pricing model, as it did under the pro forma disclosures required by SFAS 123, and uses the same assumptions in estimating fair value (see Note 3 — Share-based Compensation — Prior to the Adoption of SFAS 123(R)). Under the SFAS 123 pro forma disclosures, forfeitures were recognized as they occurred. However, under SFAS 123 (R), forfeitures are now being estimated when recognizing compensation cost, based on historical experience.
     -Stock Options
     A summary of the plan activity for stock options is as follows:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2005	5,196	$35.35
Granted	—	—
Exercised	(138)	18.18
Forfeited	(76)	35.44

Outstanding at March 31, 2006	4,982	$35.85	5.3	$11,701

Exercisable at March 31, 2006	4,729	$36.88	5.3	$9,864

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
     The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, and the years ended December 31, 2005, 2004 and 2003 was $592, $2,569, $5,011, $6,274, and $3,265, respectively.
     As of March 31, 2006, the stock options outstanding generally vest over four to five years, with a maximum term of 10 years.
     The compensation expense recognized in connection with options for the three months ended March 31, 2006 was $184. The Company estimates the future non-cash compensation expense to be recognized related to options will be approximately $572, $325, and $110 in the remainder of 2006, 2007, and thereafter, respectively.
     -RSUs
     Each unit represents the right to acquire one share of common stock. Prior to January 1, 2006, under APB Opinion 25, the fair value of RSUs was fixed on the date of the grant and forfeitures were recognized as they occurred. However, under SFAS 123 (R), forfeitures are now being estimated when recognizing compensation cost, based on historical experience. As a result, effective January 1, 2006, the Company recorded an adjustment of $695, net of income taxes, for the cumulative effect of a change in accounting principle to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods.
     The value of the RSUs is being amortized on a straight-line basis over the respective service and performance periods. For the three months ended March 31, 2006 and 2005, compensation expense for RSUs was $780 and $549, respectively. For the years ended December 31, 2005, 2004 and 2003, compensation expense for RSUs was $3,429, $1,539, and $1,474, respectively.
     As of March 31, 2006, 1,240 RSUs were outstanding, 1,073 of which were service based and 167 of which were performance based. A summary of the RSU activity is as follows:

	Number of	Wtd. Avg.
	RSUs	Grant Date
	Outstanding	Fair Value
December 31, 2005	912	$20.49

Granted	424	19.60
Vested for which common stock was issued	(72)	21.15
Forfeited	(24)	20.94

March 31, 2006	1,240	$20.14

     The total fair value of shares vested, for which common stock was issued, during the three months ended March 31, 2006, and 2005, and the years ended December 31, 2005, 2004 and 2003 was $1,460, $343, $1,683, $857 and $0, respectively.
     As of March 31, 2006, estimated future compensation expense associated with unvested RSUs net of forfeitures is $11,693. This expense is expected to be recognized over a weighted average period of 4.7 years.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
     ESPP
     The Company has an ESPP with 650 shares available for purchase by participating employees, whereby employees can purchase Andrx common stock at a 15% discount through payroll deductions. For the three months ended March 31, 2006, and the years ended December 31, 2005, 2004 and 2003, the Company issued a total of 11, 60, 72, and 100 shares of common stock, respectively, in connection with the ESPP. As of March 31, 2006, 318 shares remain available for future issuances. Effective January 1, 2006, upon implementation of SFAS 123(R), the ESPP became compensatory. The compensation expense recognized in connection with the ESPP for the three months ended March 31, 2006 was $33.
(14)	Segments
     See the Company’s 2005 Annual Report for a discussion of its business segments. The following table presents financial information by business segment:

	As of or for the Three Months Ended March 31, 2006
	Distributed	Generic	Brand	Contract	Corporate
	Products	Products	Products	Services	& Other	Consolidated
Revenues	$159,110	$67,774	$—	$14,519	$26	$241,429
Income (loss) from operations	11,651	(19,565)	—	3,346	(18,436)	(23,004)
Equity in earnings of joint ventures	—	676	—	—	—	676
Interest income	—	—	—	—	3,893	3,893
Cumulative effect of a change in accounting principle, net of income taxes of $408	—	—	—	—	695	695
Depreciation and amortization	474	5,437	—	554	1,917	8,382
Purchases of property, plant and equipment, net	226	5,444	—	—	455	6,125
Total assets	218,831	364,407	—	29,795	476,474	1,089,507

	As of or for the Three Months Ended March 31, 2005
	Distributed	Generic	Brand	Contract	Corporate
	Products	Products	Products	Services	& Other	Consolidated
Revenues	$179,769	$78,354	$13,863	$6,371	$26	$278,383
Income (loss) from operations	13,040	16,779	(43,155)	2,601	(13,216)	(23,951)
Equity in earnings of joint ventures	—	1,024	—	—	—	1,024
Interest income	—	—	—	—	1,606	1,606
Interest expense	—	—	15	—	671	686
Depreciation and amortization	627	4,751	99	1,219	1,746	8,442
Purchases of property, plant and equipment, net	222	7,966	—	—	683	8,871
Total assets	176,554	381,884	6,598	44,016	444,891	1,053,943
     For the three months ended March 31, 2005, the Company reclassified revenues of $4,906, gross profit of $3,167, and product rights amortization of $1,219, related to the Entex and Anexsia product lines from the Brand Products Segment to the Contract Services Segment. In addition, for the three months ended March 31, 2005, the Company reclassified $680 for R&D services rendered, previously reflected as a reduction to R&D, to licensing, royalties and other revenue. Both the revenues and costs related to these R&D services have been reclassified from the Brand Products Segment to the Contract Services Segment. For total assets as of March 31, 2005, the Company reclassified certain sales allowances of $14,495 from accrued expenses and other liabilities to accounts receivable, net, in the Distributed, Generic and Brand Products Segments. In addition, as a result of the First Horizon transaction, $18,905 of inventories and product rights were reclassified from the Brand Products Segment to the Contract Services Segment, and $25,111 of assets, primarily a receivable from First Horizon, were reclassified from the Corporate and Other Segment to the Contract Services Segment. Certain Internet operations were included in the Brand Products Segment in prior years, but have been reclassified to the Corporate and Other Segment for all periods presented. Such amounts were not considered material.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
     Generic Products Segment revenues by group of similar products are presented as follows:

	Three Months Ended
	March 31,
	2006	2005
Controlled-release	$48,936	$58,977
Immediate-release and oral contraceptives	17,285	15,841

Subtotal	66,221	74,818
Licensing royalties and other	1,553	3,536

Total Generic Product Segment revenues	$67,774	$78,354

(15)	Litigation, Contingencies and Commitments
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
     Naproxen Sodium (Naprelan)
     In March 2002, the U.S. District Court for the Southern District of Florida issued an order that Elan Corporation Plc’s patent was invalid, and in September 2002, the Company commenced selling the 500mg strength of naproxen sodium, its generic version of Naprelan®. In March 2003, the District Court issued an order denying, among other things, (i) Elan’s motion for reconsideration of the March 2002 order invalidating its patent, and (ii) the Company’s motion asking the District Court for a ruling on its non-infringement defenses. Both parties appealed that March 2003 decision. On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the Elan patent was invalid, and remanded the case back to the District Court for a determination as to whether Andrx’s product infringes the Elan patent. On July 12, 2005, the Federal Circuit Court of Appeals issued a decision, in an unrelated case, on how a court should address issues of claim construction, and the District Court judge handling this case instructed the parties to file briefs on how the District Court should proceed in this matter in light of the Federal Circuit Court of Appeals decision. The parties filed their briefs and the Company is awaiting the court’s decision.
     In January 2005, Elan filed a complaint in the U.S. District Court for the Southern District of Florida seeking willful damages as a result of the Company’s sale of its generic version of Naprelan. In February 2005, the Company filed its answer to Elan’s January 2005 complaint and filed a counterclaim for declaratory relief for unenforceability due to inequitable conduct and for non-infringement and invalidity of the applicable patent. This matter has been stayed pending resolution of the infringement action. The Company is not in a position to determine the ultimate outcome of this matter. However, since the Company has sold and is continuing to sell its generic version of the 500mg strength of Naprelan, an adverse determination could have a material adverse effect on the Company’s business and consolidated financial statements.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
     Omeprazole (Prilosec)
     In 1998, the Company filed an ANDA seeking approval from the FDA to market omeprazole, its generic version of Prilosec®. In May 1998, AstraZeneca plc filed suit under the provisions of the Hatch-Waxman Act alleging patent infringement. The matter was tried in the U.S. District Court for the Southern District of New York along with the consolidated claims of three other ANDA applicants. In October 2002, the District Court entered an order and an opinion finding that Astra’s ‘505 and ‘230 patents are valid and that the generic versions of Prilosec developed by the Company infringe those patents. On December 11, 2003, the Federal Circuit Court of Appeals affirmed the lower court’s opinion that Astra’s patents are valid and infringed by the Company’s product. Astra advised the District Court that it believes it may be entitled to damages as a result of the Company’s decision to build an inventory of its product prior to the District Court’s determination, but has not sought to enforce such claims. On May 19, 2004, the District Court ruled that the Company’s product does not infringe any valid claims of the ‘281 patent, and that Astra’s ‘505 and ‘230 patents are not unenforceable against the Company’s product. Both Astra and the Company have appealed this determination. The District Court has not issued an opinion on Astra’s claims for willful infringement of the ‘505 and ‘230 patents or on Astra’s request for attorneys’ fees. Though the Company believes that Astra is unlikely to prevail in its request for damages or attorneys’ fees and that Astra has not been damaged as a result of the Company’s decision to build inventory prior to the District Court’s determination, if Astra were to prevail in these claims, it could have a material adverse effect on the Company’s business and consolidated financial statements.
     Clarithromycin ER (Biaxin XL)
     In October 2002, the Company submitted an ANDA seeking FDA Approval to market clarithromycin extended-release tablets 500mg, its generic version of Abbott Laboratories’ Biaxin® XL 500mg product. On March 14, 2005, Abbott filed a complaint, which was later amended on March 25, 2005 and April 14, 2005, in the U.S. District Court for the Northern District of Illinois for alleged patent infringement wherein it sought to enjoin Andrx from commercially manufacturing, using, offering to sell or selling generic versions of Biaxin XL. Additionally, Abbott sought declaratory judgment of infringement against Andrx for four patents related to Abbott’s product. On March 30, 2005, the Company filed an action for a declaratory judgment in the U.S. District Court for the Southern District of Florida against Abbott Laboratories and Taisho Pharmaceuticals (the owner of one of the patents at issue with Abbott) for non-infringement and invalidity of six patents related to Abbott’s Biaxin XL product. On May 18, 2005, Abbott filed a motion for preliminary injunction seeking to enjoin Andrx from commercially manufacturing, using, offering to sell or selling generic versions of Biaxin XL. On November 10, 2005, the District Court granted Abbott’s motion for a preliminary injunction against the Company as to the ‘718, ‘616 and ‘407 patents. On November 18, 2005, the Company filed a notice of appeal from this order. The Company’s appeal has been fully briefed, but no hearing has been set by the court. A trial date has not yet been scheduled. At this time, the Company is unable to determine the ultimate outcome of these matters.
     Metoprolol Succinate (Toprol-XL)
     In 2003 and 2004, the Company filed ANDAs seeking FDA Approval to market metoprolol succinate extended-release tablets in the 25mg, 50mg, 100mg and 200mg strengths, respectively, of its generic versions of Toprol-XL®. AstraZeneca AB, Aktiebolaget Hassle and AstraZeneca LP sued the Company for patent infringement in the U.S. District Court for the District of Delaware in February 2004 on the 50mg strength, in July 2004 on the 25mg strength, and in December 2004 on the 100mg and 200mg strengths. On August 9, 2004, the Multidistrict Litigation Panel consolidated and sent to the U.S. District Court for the Eastern District of Missouri the three pending metoprolol succinate patent infringement cases brought by Astra against Andrx and two other generic drug companies for pretrial discovery purposes. On January 17, 2006, the District Court

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
granted the Company’s and two other pharmaceutical companies’ motion for summary judgment and determined that the patents asserted by Astra are invalid due to double patenting and are unenforceable due to inequitable conduct. On February 16, 2006, Astra filed a notice of appeal from this decision. Although the Company is unable at this time to determine the ultimate outcome of this matter, the Company believes that an adverse determination is unlikely to have a material adverse effect on the Company’s business and consolidated financial statements unless the Company were to commence selling its product prior to such determination.
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
     Methylphenidate (Concerta)
     On September 1, 2005, ALZA Corporation and McNeil-PPC, Inc. filed a complaint in the U.S. District Court for the District of Delaware against Andrx and Impax, claiming that their respective products infringe, contributorily infringe, and/or induce the infringement of, ALZA’s ‘373 and ‘129 patents. The complaint seeks, among other things, (i) a judgment of infringement, contributory infringement, and inducement of infringement, and (ii) an order directing FDA not to approve Impax’s and Andrx’s ANDAs before the expiration date of those patents. Although the Company is unable at this time to determine the ultimate outcome of these matters, the Company believes that an adverse determination is unlikely to have a material adverse effect on the Company’s business and consolidated financial statements unless the Company were to commence selling its product prior to such determination.
     Diltiazem HCl ER (Cardizem LA)
     On August 10, 2005, Biovail Laboratories International SRL filed a patent infringement complaint in the U.S. District Court for the District of Delaware against Andrx with respect to the product described in Andrx’s ANDA filing for diltiazem hydrochloride extended-release tablets (120mg), bioequivalent to Cardizem® LA. In August 2005, the Company amended that filing to include the additional strengths (180mg, 240mg, 300mg, 360mg and 420mg). On October 14, 2005, a separate patent infringement complaint was filed in the U.S. District Court for the District of Delaware against the Company with respect to the lower strengths. Biovail alleges that the Company’s proposed product infringes Biovail’s ‘791 patent, and seeks a permanent injunction preventing Andrx from making, using, offering to sell or selling the accused product until the expiration of that patent. This matter is scheduled for trial on April 9, 2007. Although the Company is unable at this time to determine the ultimate outcome of these matters, the Company believes that an adverse determination is unlikely to have a material adverse effect on the Company’s business and consolidated financial statements unless the Company were to commence selling its product prior to such determination.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
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
     Wellbutrin XL 150mg
     On December 20, 2005, the Company filed a patent infringement lawsuit in the U.S. District Court for the Southern District of Florida against GlaxoSmithKline. The Company believes Glaxo’s currently marketed formulation of Wellbutrin XL® 150mg infringes Andrx’s 6,905,708 patent. The lawsuit seeks treble damages and to enjoin Glaxo and those acting in concert with it from making, importing, using, selling and/or offering for sale in the U.S. its Wellbutrin XL 150mg product. Trial on this matter has been set for February 5, 2007.
     Other Pending Litigation
     FDA Related Securities Claims
     On October 11, 2005, Jerry Lowry filed a class action complaint on behalf of purchasers of the Company’s common stock during the class period (March 9, 2005 through September 5, 2005) in the U.S. District Court for the Southern District of Florida against Andrx Corporation and its Chief Executive Officer. The complaint seeks damages under the Securities Exchange Act of 1934, as amended, and alleges that during the class period, it failed to properly disclose the status of its compliance with the cGMP established by the FDA. The complaint also alleges that the plaintiffs suffered damages as a result of its disclosure on September 6, 2005 that FDA placed the Company in OAI status and a subsequent decline in the trading price of its common stock from $17.94 on September 5, 2005 to a closing price of $14.89 on September 6, 2005. On April 10, 2006, plaintiffs filed an amended class action complaint. Although the Company is unable at this time to determine the ultimate outcome of this matter, an adverse determination could have a material adverse effect on the Company’s business and consolidated financial statements.
     Mallinckrodt Claim
     On February 17, 2006, Andrx filed a complaint against Mallinckrodt in the U.S. District Court for the Southern District of Florida. The complaint results from a dispute over certain agreements, including a supply and marketing agreement entered into between the Company and Mallinckrodt. The complaint seeks to establish the parties’ rights under the agreements, a judgment declaring that the agreements are still in force and that the Company has not defaulted in its obligations. In the alternative, the Company seeks a judgment for either breach of contract for anticipatory repudiation or for breach of duty of good faith. On March 10, 2006, Mallinckrodt filed suit against Andrx in state court in Missouri, arising from the same dispute referenced above. In its suit, Mallinckrodt alleges breach of contract, breach of implied covenant of good faith and fair dealing and seeks damages for $3,800, along with a declaratory judgment and injunctive relief. Though the Company is not in a position to determine the ultimate outcome of this matter, the Company

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
believes that an adverse determination is unlikely to have a material adverse effect on the Company’s business and consolidated financial statements.
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
     In addition, on January 26, 2005, the state of Alabama, by its attorney general, filed a similar lawsuit against numerous pharmaceutical companies, including Andrx, in the Circuit Court of Montgomery County, Alabama. On April 2005, the Company filed a motion to dismiss on behalf of Andrx Corporation and Andrx Pharmaceuticals, Inc. On October 21, 2005, plaintiffs dismissed Andrx Corporation as a defendant, leaving only Andrx Pharmaceuticals, Inc. On January 13, 2006, the state of Alabama filed an amended complaint and the Company answered.
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
     Shareholders’ Derivative Actions
     On December 14, 2005, a shareholders’ derivative action was filed by Greg Umeda on behalf of Andrx Corporation, against Andrx’s Chief Executive Officer, former Chief Financial Officer, the Board of Directors and Andrx (as a nominal defendant in the U.S. District Court for the Southern District of Florida) for alleged breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment between March 2005 and December 2005. The complaint alleges that the individual defendants

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
breached their fiduciary duties by allowing Andrx to issue statements that claimed the Company was in compliance with FDA regulations and also from withholding from the public during the relevant period material non-public information relating to Andrx’s violations of cGMP at its manufacturing facilities. The plaintiff further alleges that as a result of the wrongdoing, the Company’s stock dropped from $17.94 on September 2, 2005 to a closing price of $14.89 on September 6, 2005.
     On January 6, 2006, a second shareholders’ derivative action was filed by Joseph Michael on behalf of Andrx, against Andrx’s Chief Executive Officer and the members of the Board of Directors in the U.S. District Court for the Southern District of Florida. The complaint alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and negligence that occurred from March 9, 2005 through January 6, 2006, and that have allegedly caused substantial losses to the Company. On March 13, 2006, these cases were consolidated and stayed pending the resolution of the anticipated motions to dismiss to be filed in the pending FDA related Securities class action litigation.
     Although the Company is unable at this time to determine the ultimate outcome of these matters, an adverse determination could have a material adverse effect on the Company’s business and consolidated financial statements.
     Litigation Relating to the Watson Merger
     On March 16, 2006, a stockholder class action lawsuit was filed against each of the members of the Company’s Board of Directors in the Circuit Court of Broward County, Florida. This lawsuit alleges as a general matter that each of the defendants violated applicable law by breaching their fiduciary duties of loyalty, due care, independence, good faith and fair dealing. The complaint seeks injunctive relief: (1) declaring that the merger agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable; (2) enjoining the defendants, and anyone acting in concert with them, from consummating the proposed merger, unless and until the Company adopts and implements a procedure or process to obtain the highest possible price for the stockholders; (3) directing the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company’s stockholders; (4) rescinding, to the extent already implemented, the proposed merger or any of the terms thereof; and (5) imposition of a constructive trust, in favor of plaintiff, upon any benefits alleged to have been improperly received by the defendants as a result of their alleged wrongful conduct. The complaint also seeks to recover costs and disbursements from the defendants, including reasonable attorneys’ and experts’ fees of the Company’s Board of Directors.
     On March 24, 2006, a stockholder class action lawsuit was filed against each of the members of the Company’s Board of Directors in the Circuit Court of Broward County, Florida. This lawsuit alleges as a general matter that the proposed merger substantially undervalues the publicly traded shares of the Company while unfairly favoring insiders, and prevents superior bids for the Company from emerging because the merger agreement contains an excessive termination fee. The complaint seeks injunctive relief: (1) declaring that the merger agreement was entered into in breach of the fiduciary duties of the director defendants and is therefore unlawful and unenforceable; (2) enjoining the Company and the director defendants from proceeding with the proposed merger; (3) enjoining the Company and the director defendants from consummating the proposed merger, or a business combination with a third party, unless and until the Company adopts and implements a procedure or process, such as an auction, to obtain the highest possible price for the Company; (4) directing the director defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company’s stockholders until the process for the sale or auction of the Company is completed and the highest price is obtained; and (5) rescinding, to the extent already implemented, the proposed merger or any of the terms thereof. The complaint also seeks (1) the award of appropriate damages to plaintiff and the class, and (2) the

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
recovery of costs and disbursements from the Company and the director defendants, including reasonable attorneys’ and experts’ fees.
     On April 19, 2006, these cases were consolidated by order of the Circuit Court of Broward County, Florida and lead counsel was appointed. The court will permit plaintiffs to file an amended consolidated complaint. The Company and its directors must respond to any amended complaint within 30 days after its filing.
     The Company and its directors each plan to defend itself against the claims made in these lawsuits, which the Company believes to be without merit. Although the Company is unable at this time to determine the ultimate outcome of these lawsuits, injunctive relief, or an adverse determination could affect our ability to complete the merger and have a material adverse effect on the Company’s business and consolidated financial statements.
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
     Contingencies
     On March 12, 2006, the Company entered into a Merger Agreement with Watson. The Merger Agreement contains certain termination rights for both the Company and Watson. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Watson a termination fee of $70,769 (see Note 2).
     In September 2005, the Company learned that the FDA had placed it in OAI status relating to the FDA’s May 2005 cGMP inspection of its Davie, Florida manufacturing facility and the related issuance of the May 2005 Form 483. The Company has fully responded to the May 2005 Form 483. The effect of an OAI designation is that FDA approval of pharmaceutical product applications are withheld. During the OAI status, the Company continues to submit and the FDA continues to review applications. In January 2006, the FDA conducted a regulatory inspection related to adverse drug event reporting and customer complaint handling and issued the January 2006 Form 483. On February 10, 2006, the Company responded to the January 2006 Form 483. On March 6, 2006, the FDA commenced a cGMP inspection of the Davie, Florida manufacturing facility and on April 18, 2006, the FDA issued the April 2006 Form 483. The Company is in the process of finalizing its response to the April 2006 Form 483 and its response will primarily address ongoing and planned improvements to enhance two quality systems. The Company believes it has already implemented responsive actions to certain observations in the April 2006 Form 483, it is in the process of addressing other observations and will address the remainder of the observations within a reasonable period of time. The Company believes that resolution of the OAI status is primarily dependent upon resolving the FDA’s observations concerning the Davie, Florida manufacturing facility, which would include, among other things, the FDA’s assessment of the Company’s response to the April 2006 Form 483. If at any time, the FDA determines that the Company’s compliance is not satisfactory, the FDA could initiate enforcement actions to address any cGMP or other violations. Such enforcement action could have a material effect on the Company’s business and consolidated financial statements.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
     Due to meeting certain specified requirements, the Company has received $30,000 in development milestone payments in connection with its agreement with Takeda to develop and thereafter manufacture a combination product consisting of Takeda’s Actos (pioglitazone) and the Company’s approved 505(b)(2) NDA extended-release metformin. This entire amount is reflected as deferred revenue in the March 31, 2006 Unaudited Condensed Consolidated Balance Sheet as, under certain defined circumstances, Andrx may be required to repay all or a portion of the $30,000 in development milestone payments from Takeda.
     In May 2004, pursuant to an agreement with Genpharm, Andrx began marketing all four strengths of Genpharm’s generic version of Paxil® (paroxetine hydrochloride) in the U.S. Genpharm is entitled to a royalty based on the net profits for this product, as defined. Andrx and Genpharm also agreed to equally share the attorneys’ fees associated with the pending patent infringement litigation with Glaxo SmithKline involving Genpharm’s product. That litigation has been “stayed” and will be dismissed by Glaxo in the event Glaxo does not prevail in its appeal of an adverse determination in a related patent litigation matter. Any patent infringement damages that may ultimately be awarded to Glaxo will be borne by Genpharm and Andrx in proportions that are commensurate with the parties’ respective share of profits, except that Andrx has agreed to be responsible for any damages that exceed the aggregate royalty amount Genpharm received from Andrx. Other sharing arrangements apply to other types of claims that may be asserted.
     In connection with the agreements with First Horizon for the sale and licensing of certain rights and assets related to Altoprev, Andrx received $35,000 in proceeds, which are refundable if certain supply requirements, as defined, are not maintained over a specified period. This contingency abates ratably over a 30-month period beginning on August 1, 2005. As of March 31, 2006, the amount subject to this contingency was $25,667.
     In 2001, Andrx entered into an employment agreement with its current president, which is deemed to be a modification to the exercise periods of stock options previously issued. In the event that this executive officer terminates his employment under certain provisions of his agreement, the Company would be required to revalue those stock options based on market conditions as of the date of the termination of employment, which may result in a non-cash compensation charge.
     The Company is continuing its process of strategically evaluating its overall business, including focusing internal resources on commercializing generic versions of controlled-release and oral contraceptive products, as well as the contract development of brand products for out-licensing. The Company is also increasing its business development efforts to in-license immediate-release products in order to optimize and leverage its generic sales, marketing and distribution operations. Such efforts also include transferring the manufacturing of its current or future products. The Company’s strategic plan will include evaluation of its core competencies, but will also include an assessment of the industry trends and dynamics. In connection with the evaluation, the Company is also evaluating its long term needs for property, plant and equipment, including current facilities and future capital expenditures and is currently conducting a strategic real estate and facilities plan review where alternate strategies are being developed to meet the Company’s future R&D, manufacturing, distribution and marketing operations needs through different real estate and occupancy actions or scenarios. Such initiatives may include consolidating certain existing facilities and/or expanding manufacturing capacity in certain facilities. The Company anticipates completing its strategic plan and adopting a course of action for its facilities in 2006. As a result of adopting a course of actions for its real estate and facilities, it is possible that the Company may incur additional impairment charges for its facilities, which cannot be estimated at this time but could have a material adverse effect on the Company’s business and consolidated financial statements (see Note 6).

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(in thousands, except for per share amounts)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Merger Agreement With Watson Pharmaceuticals, Inc.
     On March 12, 2006, we entered into an agreement and plan of merger with Watson Pharmaceuticals, Inc. whereby each share of our common stock outstanding immediately prior to the merger will be converted into $25.00 in cash. Consummation of the merger, which is expected to occur in the third quarter of 2006, is subject to the satisfaction of certain customary closing conditions including, among others, (i) approval of the merger by Andrx’s stockholders, (ii) the expiration of the applicable waiting period under the Hart-Scott Rodino (HSR) Antitrust Improvements Act of 1976, as amended, and (iii) no material adverse effect, as defined. We filed our preliminary proxy statement seeking approval of the merger from our stockholders on April 28, 2006. We filed a notification and report form (HSR Notification) with the Department of Justice and the Federal Trade Commission (FTC) on March 31, 2006. Andrx and Watson received a second request for additional documentation from the FTC related to the HSR Notification on May 1, 2006. For the three months ended March 31, 2006, we incurred $2.8 million in merger costs.
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
     We have commercialized brand pharmaceuticals that, in some instances, use our proprietary controlled-release drug delivery technologies. On March 28, 2005, we sold and licensed certain rights and assets related to our former Fortamet® and Altoprev® brand products, to First Horizon Pharmaceutical Corporation. We have agreed to continue to manufacture these products for First Horizon.
     In September 2005, we learned that the Food and Drug Administration (FDA) had placed us in Official Action Indicated (OAI) status relating to the FDA’s May 2005 current Good Manufacturing Practices (cGMP) inspection of our Davie, Florida manufacturing facility and the related issuance of a Form 483 List of Inspectional Observations (May 2005 Form 483). We have fully responded to the May 2005 Form 483. The effect of an OAI designation is that FDA approval of pharmaceutical product applications are withheld. During the OAI status, we continue to submit and the FDA continues to review applications. In January 2006, the FDA conducted a regulatory inspection related to adverse drug event reporting and customer complaint handling and issued a Form 483 List of Inspectional Observations (January 2006 Form 483). On February 10, 2006, we responded to the January 2006 Form 483. On March 6, 2006, the FDA commenced a cGMP inspection of the Davie, Florida manufacturing facility and on April 18, 2006, the FDA issued a Form 483 List of Inspectional Observations consisting of nine observations (April 2006 Form 483). We are in the process of finalizing our response to the April 2006 Form 483 and our response will primarily address ongoing and planned improvements to enhance two quality systems. We believe we have already implemented responsive actions to certain observations in the April 2006 Form 483, we are in the process of addressing other observations and will address the remainder of the observations within a reasonable period of time. We believe that resolution of our OAI status is primarily dependent upon resolving the FDA’s observations concerning the Davie, Florida manufacturing facility, which would include, among other things, the FDA’s assessment of our response to the April 2006 Form 483. If at any time, the FDA determines that our compliance is not satisfactory, the FDA could initiate enforcement actions to address any cGMP or other violations.
     We are focusing our internal pharmaceutical development efforts on our core competencies of developing and commercializing generic versions of primarily controlled-release pharmaceutical products as well as oral contraceptives, and selective immediate-release products, as well as the sales, marketing and distribution of generic pharmaceutical products. Our growth strategies include both internal and external efforts. We continue to seek agreements with third parties that will leverage our generic sales, marketing and distribution capabilities, our formulation capabilities and our controlled-release technologies, including but not limited to, agreements to develop brand combination and other products, as well as to broaden our distribution operations. We are also seeking to otherwise monetize our portfolio of pharmaceutical and other patents.
     Key Performance Factors
     Our operating results have been and continue to be highly dependent on (i) a limited number of key products, particularly the revenues and profits from our generic versions of Cardizem® CD and, to a lesser extent, Tiazac® and Glucotrol XL (supplied by Pfizer Inc.), (ii) our distribution business, whose revenues are impacted at a rate generally consistent with trends of the overall generic industry, and (iii) charges related to production of commercial inventories, pre-launch inventories, facilities impairment, under-utilization and inefficiencies at our manufacturing facilities, and (iv) levels of R&D.
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
     In our generic business, growth will continue to result primarily from the launch of our new products, particularly our generic versions of Concerta® and Biaxin® XL, as well as Toprol-XL® 50mg, for which we believe we have a 180-day period of market exclusivity, Toprol-XL 25mg, 100mg and 200mg strengths and additional oral contraceptives, as well as our participation in Amphastar Pharmaceuticals, Inc.’s commercialization of its generic version of Lovenox®, and will be influenced by the extent of competition our new and existing products will encounter. Growth will also depend on our ability to utilize or monetize the 180-day marketing exclusivity period that may be obtained as a result of being the first to successfully file an ANDA and a Paragraph IV certification for a patent protected product, and the expiration of others’ patent and exclusivity rights. In addition, growth will depend on our access to low cost generics to leverage our sales, marketing and distribution capabilities. Such growth will be offset by reductions in price and market share of our existing products from current and future competitors, as is customary in the generic market. Our ability to launch new generic products is subject to, among other things, removal from OAI status by the FDA, which places on hold approval of our pending ANDAs, obtaining final marketing approval from the FDA (FDA Approval), our compliance with cGMP and other FDA guidelines, our manufacturing capabilities and capacities, the successful resolution of pending litigation and Citizen Petitions relating to certain products, and our ability to scale-up and validate our manufacturing processes within the specification of our ANDA and consistently produce commercial quantities on a timely basis.
     In our contract services business, growth will be influenced by First Horizon’s ability to market Altoprev and Fortamet and our related royalties, as well as our ability to meet the supply requirements for Altoprev in association with the First Horizon agreements, and the timing of generic introductions of Altoprev and Fortamet. We have not received any Paragraph IV certifications for Fortamet or Altoprev. In addition, growth will also be impacted by our agreement with Takeda Chemical Industries, Ltd. related to a combination product of Takeda’s Actos® and our approved 505(b)(2) New Drug Application (NDA) extended-release metformin, the commercial success of that combination product, the timing of generic competition on Actos, if any, and our ability to enter into similar agreements with third parties that will leverage our formulation capabilities and our controlled-release technologies.
     In addition, future operating results will be influenced by various other factors described in our Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Annual Report) and in our other U.S. Securities and Exchange Commission (SEC) filings.

     Forward-Looking Statements
     Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by or on behalf of Andrx that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “to,” “plan,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “would,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, which sanctions, if any, the FDA may seek in connection with its decision to place us in OAI status or after any current or future inspections, including without limitation sanctions relating to any failure to comply with cGMP requirements and if and when the “hold” on pharmaceutical product applications will be lifted; whether we will be able to satisfactorily resolve the FDA’s April 2006 483 — List of Inspectional Observations; our dependence on a relatively small number of products; the timing and scope of patents issued to our competitors; the timing and outcome of patent, class action, derivative and other litigation and future product launches; the submission and resolution of Citizen Petitions; whether we will be awarded any marketing exclusivity period and, if so, the precise dates thereof; whether we will forfeit our, or our partner’s, exclusivity or whether that exclusivity will expire before we enjoy a full 180 days of exclusivity; whether additional charges related to pre-launch inventory will be required; facilities impairment charges including, but not limited to, our North Carolina facility and our oral contraceptive facilities; government regulation generally; competition; manufacturing capacities; our ability to develop and successfully commercialize new products; active pharmaceutical ingredients (API) issues; the loss of revenues and profits from existing key products; increasing pricing pressures as a result of more competitors, including the launch of authorized generics into an exclusivity period; development and marketing expenses that may not result in commercially successful products; our inability to obtain, or the high cost of obtaining, licenses for third party technologies; our ability to meet the supply and manufacturing requirements of the First Horizon, L. Perrigo Company, Takeda or Teva Pharmaceuticals USA agreements; the fact that our generic products are sold to, among others, major wholesalers, with whom we compete in our distribution operations; the consolidation or loss of customers; our relationship with our suppliers and customers and their views, actions and reactions towards us following the announcement of our Watson transaction; difficulties in integrating, and potentially significant charges associated with, acquisitions of technologies, products and businesses; our inability to obtain sufficient finished goods for distribution, supplies and/or API from key suppliers; the impact of sales allowances; product liability claims; rising costs and limited availability of product liability and other insurance; management changes and the potential loss of key personnel; failure to comply with environmental laws; the absence of certainty regarding the receipt of required regulatory approvals or the timing or terms of such approvals; our ability to commercialize all of our pre-launch inventory; business interruption due to hurricanes or other events outside of our control and the completion of our merger with Watson Pharmaceuticals, Inc. Actual results may differ materially from those projected in a forward-looking statement. We are also subject to other risks detailed herein, in our 2005 Annual Report on Form 10-K, or, from time to time, in our other SEC filings. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in our 2005 Annual Report on Form 10-K and in our other SEC filings.
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
     Since December 31, 2005, none of the critical accounting policies, or our application thereof, as more fully described in our 2005 Annual Report, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three months ended March 31, 2006.
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
     Sales allowances for estimated discounts, rebates, returns, chargebacks, shelf stock adjustments and other sales allowances are established by us concurrently with the recognition of revenue. Sales allowances are recorded in the Unaudited Condensed Consolidated Balance Sheets as reductions to accounts receivable, net or accrued expenses and other liabilities, as appropriate.
     Our most significant sales allowances vary depending upon the business segment. In our distribution business, where sales allowances were 6.8% of gross sales for the three months ended March 31, 2006, our most significant sales allowances are for estimated returns, discounts and rebates. Sales allowances for estimated discounts and rebates have historically been predictable and less subjective. In our generic business, where sales allowances were 40.3% of gross sales for the three months ended March 31, 2006, our most significant sales allowances are for estimated discounts, customer and Medicaid rebates, returns, chargebacks and shelf stock adjustments. Of these estimates, the estimates for returns, chargebacks and shelf stock adjustments are more subjective and, consequently, may be subject to more fluctuation. In our brand business, where sales allowances were 19.8% of gross sales through its disposition in March 2005, our most significant sales allowances were for estimated discounts, returns, Medicaid rebates and managed care rebates. Of these estimates, the estimates for returns are more subjective and, therefore, may be subject to more fluctuation.
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
     In our distribution business, our return allowances as a percentage of gross sales were 0.9% and 0.7% for the three months ended March 31, 2006 and 2005, respectively. If our distribution return allowances as a percentage of gross revenues were to differ by 10% from our estimates, our distribution business return allowances for the three months ended March 31, 2006 would change by $155,000. In our generic product business, our return allowances as a percentage of gross sales were 1.6% and 0.5% for the three months ended March 31, 2006 and 2005, respectively. If our generic return allowances as a percentage of gross revenues were to differ by 10% from our estimates, our generic business return allowances for the three months ended March 31, 2006 would change by $183,000.

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
     As of March 31, 2006, our chargebacks as a percentage of our estimate of generic product inventory levels at wholesalers was 51%, based on historical experience, our estimate of wholesaler inventory levels and the expected sell-through of our generic products by the wholesalers at the contract price. Prior to the 2005 third quarter, chargebacks as a percentage of our estimate of generic product inventory levels at wholesalers ranged from 16% to 24%. The increase is mainly due to our sales of generic Paxil®, supplied by Genpharm Inc., to a new wholesale customer. If actual chargebacks as a percentage of the inventory levels at wholesalers or our estimate of wholesaler inventory levels were to differ by 10% from the rates or levels used in our provision estimate, the impact on our chargeback allowance as of March 31, 2006 would be $710,000.
     Shelf Stock Adjustments — Shelf stock adjustments are credits we issue to our customers to reflect decreases in the selling prices of our generic products. These adjustments are based upon the amount of product that our customers have remaining in their inventories at the time we reduce the selling price of our product, generally as a result of market conditions, and not pursuant to contractual arrangements with customers. These credits allow customers with existing inventories to compete with those buying product at the current market price, and allow us to maintain market share and customer loyalty. Amounts recorded for estimated shelf stock adjustments are based on expected level of competition from existing and new competitors, including but not limited to, estimated launch dates of competing products, estimated declines in market price and estimates of inventory held by the customer. These estimates are subject to inherent limitations, as they rely on third party data and our judgment of the likelihood of future events and the likely impact of those events. We periodically monitor these and other factors that influence our provision for shelf stock adjustments and make adjustments when we believe that actual shelf stock adjustments may differ from established allowances.
     As of March 31, 2006, our generic business shelf stock adjustment allowance was based on estimated declines in market price by product ranging from 2% to 20% and estimated levels of inventory at customers by product ranging from approximately one month to two months on average. If actual declines in market price were to differ by 5% on average from our estimates, the impact on our generic business shelf stock adjustment allowance as of March 31, 2006 would be $2.1 million. If actual levels of inventory at customers were to differ by 10% from our estimates, the impact on our generic business shelf stock adjustment allowance as of March 31, 2006 would be $595,000.
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
     When we enter into revenue arrangements with multiple deliverables, we evaluate and determine whether the deliverables are separate units of accounting, divide the deliverables into separate units of accounting, when possible, and recognize revenue in accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” (see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).
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
     As of March 31, 2006 and December 31, 2005, we had pre-launch inventories pending FDA Approval and/or satisfactory resolution of litigation broken down as follows:

	March 31,	December 31,
	2006	2005
	($ in thousands)
Raw materials	$15,684	$17,005
Work in process	201	497
Finished goods	—	899

	$15,885	$18,401

     Pre-launch inventories as of March 31, 2006 consisted primarily of the Company’s generic versions of Biaxin® XL, which has been approved by FDA and is subject to patent litigation (see Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements), and, to a lesser extent, Concerta®, which is subject to patent litigation, Citizen Petitions and potentially exclusivity rights of others, among other things (see Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements). Pre-launch inventories as of December 31, 2005 consisted primarily of our generic versions of Biaxin XL, Concerta, and Monopril®, which was launched in January 2006. The remaining shelf lives of our pre-launch inventories generally exceed one year.

     For the three months ended March 31, 2005, charges related to pre-launch inventories included $1.0 million related to our generic version of Concerta. This charge primarily resulted from the aging of product that may be short-dated by the date we anticipate that our product will likely be approved and sold.
     Impairment or Disposal of Long-Lived Assets
     We utilize the provisions of Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to determine whether impairment has occurred. Fair value, as determined by appraisal or discounted cash flow analysis, is compared to the carrying value in calculating any impairment.
     We continue our process of strategically evaluating our overall business, including focusing internal resources on commercializing generic versions of controlled-release and oral contraceptive products, as well as the contract development of brand products for out-licensing. In connection with the evaluation, we are also evaluating our long term needs for property, plant and equipment, including current facilities and future capital expenditures and are currently conducting a strategic real estate and facilities plan review where alternate strategies are being developed to meet our future R&D, manufacturing, distribution and marketing operations needs through different real estate and occupancy actions or scenarios. Such initiatives may include consolidating certain existing facilities and/or expanding manufacturing capacity in certain facilities.
     In connection with our ongoing strategic real estate and facilities plan review and as a result of the March 2006 amendment to the oral contraceptives agreement with Teva whereby we received the right to, among other things, subcontract our manufacturing obligations (see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements), we determined that we would discontinue the manufacturing of our oral contraceptive products at our current Davie, Florida facility, would not use our future planned oral contraceptive facility in Weston, Florida thereby avoiding significant capital expenditures and would utilize contract manufacturers. We anticipate that the manufacturing of our oral contraceptive products will be transferred to contract manufacturers in approximately one year. Consequently, we reviewed our oral contraceptive facilities and manufacturing equipment for impairment and recorded a charge of $16.2 million to our Generic Product Segment cost of goods sold, which included a $13.3 million write-down of leasehold improvements and manufacturing equipment at our future planned oral contraceptive facility in Weston, Florida to their estimated fair value, which is primarily based on internal estimates of salvage value, and a $2.9 million liability for operating lease rentals and associated costs that we will continue to incur for that facility without economic benefits. In addition, we will begin depreciating and amortizing the remaining $8.3 million carrying value of our current oral contraceptive assets in Davie, Florida over a one year period, which will increase the annual depreciation and amortization expense related to these assets by $7.3 million to $8.3 million. We will continue to periodically assess the carrying value of our current oral contraceptive assets and their useful lives whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, as appropriate (see Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements).

     Goodwill Impairment
     Under the purchase method of accounting for acquisitions, goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is subject to an assessment for impairment in value by applying a fair-value based test on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying value (see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).
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

ANDRX CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
Revenues and Gross Profit (Loss)

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(In thousands)
Distributed Products
Gross revenues	$170,668	$186,945
Sales allowances	11,577	7,220
Sales allowances as a % of gross revenues	6.8%	3.9%
Net revenues	159,091	179,725
Gross profit	32,159	33,047
Gross margin	20.2%	18.4%
Andrx Products — Generic
Gross revenues	$114,713	$105,845
Sales allowances	46,198	27,297
Sales allowances as a % of gross revenues	40.3%	25.8%
Net revenues	68,515	78,548
Gross profit (loss)	(3,449)	29,725
Gross margin (loss)	(5.0%)	37.8%
Andrx Products — Brand
Gross revenues	$—	$17,293
Sales allowances	—	3,427
Sales allowances as a % of gross revenues	—	19.8%
Net revenues	—	13,866
Gross profit	—	8,672
Gross margin	—	62.5%
Andrx Products — Total
Gross revenues	$114,713	$123,138
Sales allowances	46,198	30,724
Sales allowances as a % of gross revenues	40.3%	25.0%
Net revenues	68,515	92,414
Gross profit (loss)	(3,449)	38,397
Gross margin (loss)	(5.0%)	41.5%
TOTAL PRODUCT REVENUES
Gross revenues	$285,381	$310,083
Sales allowances	57,775	37,944
Sales allowances as a % of gross revenues	20.2%	12.2%
Net revenues	227,606	272,139
Gross profit	28,710	71,444
Gross margin	12.6%	26.3%
LICENSING, ROYALTIES AND OTHER
Net revenues	$13,823	$6,244
Gross profit	5,257	5,785
Gross margin	38.0%	92.6%
TOTALS
Net revenues	$241,429	$278,383
Gross profit	33,967	77,229
Gross margin	14.1%	27.7%

Three Months Ended March 31, 2006 (2006 Quarter) Compared to Three Months Ended March 31, 2005 (2005 Quarter)
     For the 2006 Quarter, we generated a net loss of $11.3 million, compared to net income of $35.3 million for the 2005 Quarter.
Revenues and Gross Profit
     Distributed Products
     Revenues from distributed products decreased by 11.5% to $159.1 million for the 2006 Quarter, compared to $179.7 million for the 2005 Quarter. The $20.6 million decrease reflects the overall price declines common to generic products, as well as the discontinuation in the 2005 third quarter of sales to most Internet pharmacies and certain pain clinics and sales of certain brand products, partially offset by our participation in the distribution of new generic product introductions. At the end of March 2006, we reintroduced limited brand products that had previously been discontinued. Sales to Internet pharmacies and certain pain clinics were $7.9 million in the 2005 Quarter compared to $336,000 in the 2006 Quarter. Sales of brand products for the 2005 Quarter were $5.4 million compared to $806,000 in the 2006 Quarter. Price erosion was greater in the 2006 Quarter and 2005 compared to earlier historical levels. In addition, there were fewer products with price increases. In the 2006 Quarter, gross profit from distributed products decreased by $888,000 to $32.1 million with a gross margin of 20.2%, compared to $33.0 million of gross profit with a gross margin of 18.4% for the 2005 Quarter. When we participate in the distribution of generic products that face limited competition, we generally generate higher revenues and lower gross margins. When such products encounter additional competition, the resulting lower prices generally result in lower revenues, but higher gross margins, as we generally are able to purchase such products at relatively more competitive prices. The increase in gross margin was primarily attributable to the increased level of competition among generic manufacturers, which resulted in, among other things, increased pricing concessions, and the impact of higher margins related to certain products launched in 2005.
     Sales allowances as a percentage of gross revenues increased from 3.9% in the 2005 Quarter to 6.8% in the 2006 Quarter. The increase was primarily attributable to increased sales discounts resulting from customer pricing pressure and rapid price declines in the marketplace.
     In recent years, electronic ordering (Internet and Palm-ordering devices) by our customers has become significant in our distribution operations. During the 2006 Quarter and 2005, approximately 40% and 30%, respectively, of sales from our distribution operations were generated through our order entry Internet sites, AndaNet.com and VIPPharm.com, and our Palm-ordering devices, AndaConnect and VIPConnect. Furthermore, with our electronic Controlled Substance Ordering System (CSOS) launched in October 2005, we now distribute Schedule II controlled substances (CII) via electronic orders to approved pharmacies.
     Andrx Products
     Generic Products
     For the 2006 Quarter, revenues from our generic products decreased by 12.8% to $68.5 million, compared to $78.5 million for the 2005 Quarter. Our generic product sales include sales of (i) generic controlled-release products, (ii) generic immediate-release and oral contraceptive products, and (iii) other products, which include our Entex and Anexsia product lines, previously reflected in Andrx brand product revenues. There were no significant product introductions during the 2006 Quarter or 2005.
     Revenues from our generic controlled-release products were $48.9 million for the 2006 Quarter, compared to $59.0 million for the 2005 Quarter, a decrease of $10.1 million, or 17.0%. The decrease in revenues from controlled-release products primarily resulted from $3.8 million in decreased revenues from our generic version of Cardizem CD (primarily price decreases), $3.2 million in decreased revenues from generic Glucotrol XL, supplied by Pfizer (equally volume and price decreases) mainly due to increased competition, and $2.1 million in decreased revenues from our generic version of OTC Claritin-D® 24 (primarily volume decreases) mainly due to recently enacted state laws regulating the sale of pseudoephedrine products and pharmacies moving the product behind the pharmacy counter.
     Revenues from our generic immediate-release and oral contraceptive products were $17.3 million for the 2006 Quarter, compared to $15.8 million in the 2005 Quarter, an increase of $1.5 million, or 9.1%. This increase primarily resulted from $6.1 million in increased revenues from the generic version of Paxil, supplied by Genpharm, (primarily volume increases) mainly due to a new wholesale customer in the third quarter of 2005, partially offset by a decrease in revenues from our generic version of Glucophage® of $4.7 million (primarily volume decreases) due to intense competition, which in some instances, has eroded prices to levels where we can no longer compete.
     Revenues from our other products were $2.3 million for the 2006 Quarter, compared to $3.7 million in the 2005 Quarter. The decrease was mainly due to decreases in revenues from our Entex product line.
     Sales allowances as a percentage of gross revenues increased from 25.8% in the 2005 Quarter to 40.3% in the 2006 Quarter. The increase was primarily attributable to an increase in chargebacks as a percentage of gross revenues, mainly due to increases in sales subject to chargebacks, primarily our sales of generic Paxil, supplied by Genpharm, to a new wholesale customer.
     In the 2006 Quarter, our generic products generated a $3.5 million gross loss with a negative gross margin of (5.0%), compared to $29.7 million of gross profit with a gross margin of 37.8% in the 2005 Quarter. The $33.2 million decrease in gross profit resulted primarily from increased other charges to cost of goods sold, mainly due to a $16.2 million impairment charge in the 2006 Quarter related to our future planned oral contraceptive facility and manufacturing equipment in Weston, Florida, increased consulting fees and increased charges related to production of commercial inventories, as well as reductions in revenues.
     In connection with our ongoing strategic real estate and facilities plan review and as a result of the March 2006 amendment to the oral contraceptives agreement with Teva whereby we received the right to, among other things, subcontract our manufacturing obligations (see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements), we determined that we would discontinue the manufacturing of our oral contraceptive products at our current Davie, Florida facility, would not use our future planned oral contraceptive facility in Weston, Florida thereby avoiding significant capital expenditures and would utilize contract manufacturers. We anticipate that the manufacturing of our oral contraceptive products will be transferred to contract manufacturers in approximately one year. Consequently, we reviewed our oral contraceptive facilities and manufacturing equipment for impairment and recorded a charge of $16.2 million to our Generic Product Segment cost of goods sold, which included a $13.3 million write-down of leasehold improvements and manufacturing equipment at our future planned oral contraceptive facility in Weston, Florida to their estimated fair value, which is primarily based on internal estimates of salvage value, and a $2.9 million liability for operating lease rentals and associated costs that we will continue to incur for that facility without economic benefits. In addition, we will begin depreciating and amortizing the remaining $8.3 million carrying value of our current oral contraceptive assets in Davie, Florida over a one year period, which will increase the annual depreciation and amortization expense related to these assets by $7.3 million to $8.3 million. We will continue to periodically assess the carrying value of our current oral contraceptive assets and their useful lives whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, as appropriate (see Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements).
     In the 2006 Quarter, we also recorded charges directly to cost of goods sold of $7.1 million related to production of commercial inventories, due to, among other things, equipment failures, $7.4 million related to consulting fees to improve our quality and manufacturing processes, $332,000 related to pre-launch inventories, $3.7 million for under-utilization and inefficiencies at our manufacturing facilities, and $1.6 million in other inventory related charges. In the 2005 Quarter, we recorded charges directly to cost of goods sold of $1.3 million related to production of commercial inventories, $571,000 related to consulting fees to improve our quality and manufacturing processes, $1.3 million related to pre-launch inventories (including $1.0 million related to our generic version of Concerta, primarily resulted from the aging of product that may be short-dated by the date we anticipate that our product will likely be approved and sold), $2.4 million for under-utilization and inefficiencies at our manufacturing facilities, and $3.4 million in other inventory related charges.
     Over the past two years, we have continued to improve our quality and manufacturing processes and general operations. Steps we have taken to achieve this include retaining outside consultants to assist in the improvement of our scientific, R&D, regulatory, quality and manufacturing operations. However, we expect to continue to experience charges to cost of goods sold related to production of commercial inventories, consulting fees, and under-utilization and inefficiencies at our manufacturing facilities. Many of these charges relate to the expansion of our manufacturing facilities in anticipation of new product launches and other factors, as well as the cost of maintaining the North Carolina facility until it is sold.
     The decrease in gross margin from our generic products for the 2006 Quarter, compared to the 2005 Quarter, resulted primarily from a $16.2 million impairment charge in the 2006 Quarter related to our future planned oral contraceptive facility and manufacturing equipment in Weston, Florida, increased consulting fees, increased charges related to production of commercial inventories, and price erosion.

     Disposition of Brand Business
     For the 2005 Quarter, revenues from our brand products were $13.9 million with gross profit of $8.7 million and a gross margin of 62.5%. On March 28, 2005, we entered into agreements with First Horizon for the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products, and the manufacturing and supply of these products (see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).
Licensing, Royalties and Other Revenue
     In the 2006 Quarter, we earned $13.8 million in licensing, royalties and other revenue, compared to $6.2 million in the 2005 Quarter. Licensing, royalties and other revenue were as follows (in thousands):

		Three Months Ended
		March 31,
Company	Product(s)	2006	2005
First Horizon	Altoprev	$4,918	$491
First Horizon	Fortamet	5,349	295
KUDCo	Generic Prilosec	852	2,124
Mallinckrodt	Generic Anexsia	750	1,176
Takeda	Pioglitazone/extended-release metformin	1,209	680
Teva/Impax	Generic Wellbutrin SR150 mg /Zyban	—	(293)
Ranbaxy	Generic Monopril-HCT	—	1,607
Other	Various	745	164

		$13,823	$6,244

     Revenues and Costs Related to First Horizon
     The following is a summary of the licensing, royalties and other revenues from our agreements with First Horizon (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Contract manufacturing revenue	$5,323	$786
Amortization of deferred revenue	2,125	—
Licensing and royalties	2,819	—

Total revenue	$10,267	$786

     Cost of goods sold in the 2006 Quarter included royalties and product rights amortization related to Fortamet, resulting from our agreement with Sandoz, and production related charges of $1.1 million (see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).
     Other
     Our profit participation under our agreement with KUDCo ceased in February 2006. KUDCo’s sales allowances reported to us are currently being reviewed by an independent third party, consistent with the terms of the agreement.
     On December 21, 2005, Mallinckrodt, Inc. informed us of its claim that we were in material breach of our agreement as a result of our alleged failure to use commercially reasonable efforts in marketing Anexsia. While we believe we are not in material breach of the agreement and therefore are entitled to all royalties, we ceased recording royalties under this agreement sixty (60) days from the date we were notified by Mallinckrodt that we were in material breach because, given the dispute with Mallinckrodt, the royalties to be collected may not be fixed and determinable and their collectibility is not reasonably assured (see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements).
     We have recorded as licensing, royalties and other revenue contract R&D services rendered to Takeda, consisting primarily of labor and overhead associated with the development of a combination product consisting of Takeda’s Actos (pioglitazone) and our approved 505(b)(2) NDA extended-release metformin.
     The licensing, royalties and other revenue the Company derived from its agreement with Ranbaxy related to Monpril-HCT® ended in June 2005.
Selling, General and Administrative (SG&A)
     SG&A were $43.4 million, or 18.0% of total revenues for the 2006 Quarter, compared to $62.8 million, or 22.5% of total revenues for the 2005 Quarter. This decrease of $19.4 million was primarily attributable to a decrease in brand SG&A of $25.5 million, partially offset by an increase in corporate overhead of $4.7 million, an increase in distribution SG&A of $477,000, an increase in generic SG&A of $305,000, and the addition of contract services SG&A of $704,000.
     The decrease in brand SG&A was primarily attributable to the termination of substantially all brand business employees effective May 2005. The 2005 Quarter included charges associated with the disposition of our brand business, including personnel related charges for severance, performance incentives and retention of approximately $10.0 million and a $2.3 million charge related to sample inventory for Altoprev and Fortamet.
     The increase in corporate overhead of $4.7 million was mainly due to the $4.0 million payment to Teva associated with the amendment of the oral contraceptives agreement and $2.8 million of merger expenses in the 2006 quarter, partially offset by a decrease in consulting and professional fees of $1.4 million, and a decrease in wages of $924,000. The decrease in consulting and professional fees was mainly due to costs incurred in the 2005 Quarter associated with the 2003 IRS audit and higher costs in the 2005 Quarter associated with the JD Edwards Enterprise Resource Planning (ERP) system.
R&D
     R&D costs were $13.6 million for the 2006 Quarter, compared to $12.1 million in the 2005 Quarter, an increase of $1.5 million, or 12.0%. The increase in R&D spending was attributable to an increase in our generic (ANDA) R&D of $1.1 million, and an increase in contract services R&D of $396,000 primarily due to increased costs associated with Takeda. The increase in generic R&D included costs of $1.7 million incurred in the 2006 Quarter associated with our arrangement with InvaGen Pharmaceuticals Inc., as well as increased consulting fees of $533,000 in order to improve our R&D operations, partially offset by decreased facility costs of $738,000, and biostudy fees of $590,000. We submitted one ANDA to the FDA in the 2005 Quarter. No ANDAs were submitted in the 2006 Quarter.
     Our internal R&D efforts are currently focused on developing controlled-release generic products, using our proprietary, controlled-release drug delivery technologies, as well as oral contraceptives and selective immediate-release products. Our external R&D efforts are currently focused on developing immediate-release generic products with companies that are vertically integrated, primarily from India. We are also working on the development of a combination product comprised of Actos (pioglitazone), marketed by Takeda, and our FDA approved extended-release metformin product. For the 2006 and 2005 Quarters, licensing, royalties and other revenue included $1.2 million and $680,000, respectively, for R&D services rendered to Takeda.

Goodwill Impairment Charge
     The Brand Business Segment included $26.3 million of goodwill, which we evaluated for impairment subsequent to the First Horizon transaction. The remaining Entex and Anexsia brand product lines do not require sales force promotion. As a result, in the 2005 Quarter, we made the decision to terminate substantially all of our brand business employees, which effectively completed the disposition of the brand business. Consequently, the brand business goodwill was deemed to have no implied fair value. Accordingly, in the 2005 Quarter, we recorded a non-cash goodwill impairment charge of $26.3 million (see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).
Equity in Earnings of Unconsolidated Joint Ventures
     Equity in earnings of our unconsolidated joint ventures (ANCIRC and CARAN) in the 2006 Quarter was $676,000, compared to $1.0 million in the 2005 Quarter. The decrease is primarily due to a decrease in ANCIRC’s gross profit on sales of generic Oruvail®. ANCIRC is a 50/50 joint venture with Watson Pharmaceuticals, Inc. and CARAN is a 50/50 joint venture with Carlsbad Technologies, Inc.
Interest Income
     Interest income was $3.9 million in the 2006 Quarter, compared to $1.6 million in the 2005 Quarter. The $2.3 million increase in interest income is primarily the result of the higher average level of cash, cash equivalents and total investments available-for-sale maintained during the 2006 Quarter compared to the 2005 Quarter, as well as an increase in interest rates. We invest in short-term and long-term taxable, tax-advantaged and tax-free investment grade securities.
Interest Expense
     There was no interest expense in the 2006 Quarter. In the 2005 Quarter, interest expense was $686,000, primarily related to the unused line fee and amortization of issuance costs related to the secured line of credit we terminated as of October 19, 2005, and, to a lesser extent, financing charges on capital lease obligations and certain insurance premiums.
Income Taxes
     For the three months ended March 31, 2006, we provided for an income tax benefit of $6.4 million, at the expected annual effective federal statutory rate of 35%. The effect of state income taxes was offset by our expected permanent items, which include, among other things, the domestic manufacturing deduction resulting as set forth in American Jobs Creation Act of 2004.
     For the three months ended March 31, 2005, we generated an income tax benefit of $57.3 million compared to an expected income tax benefit of $8.4 million at the 2005 annual expected effective tax rate of 38%, primarily due to the reversal of liabilities for uncertain tax positions and the benefit from the recognition of a net operating loss carryforward in the 2005 Quarter as a result of the IRS’s completion of its audit of our 2003 income tax return.
     Our 2003 income tax return reflected a tax loss of approximately $63 million, tax effected, as the result of certain ordinary business developments. At that time, we believed the tax loss was appropriate and deductible. Nevertheless, due to the complexity of the tax rules and likelihood of a review and subsequent challenge by the taxing authorities, we recorded a liability to fully offset the resulting 2003 and 2004 income tax benefits. In April 2005, the IRS disallowed a portion of the 2003 loss in the amount of $14.8 million, tax effected, and completed their examination of our 2003 income tax return. Due to the resolution of the 2003 tax loss with the IRS and the completion of the 2003 examination, in the 2005 Quarter, we recognized a tax benefit of approximately $49.0 million as a result of the reversal of previously recorded liabilities for uncertain tax positions of $32.4 million and recognition of an additional $16.6 million net operating loss carryforward, tax effected.

     The IRS is in the process of concluding their audits for the years 1999 through 2002. During those years, despite our belief that our tax return positions are correct, we established liabilities for uncertain tax positions that may become payable in the event our positions are not upheld.
Cumulative Effect of a Change in Accounting Principle
     Effective January 1, 2006, we adopted SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). Prior to January 1, 2006, we accounted for share-based compensation plans under the recognition and measurement principles of APB Opinion 25 and related interpretations. Under APB Opinion 25, the fair value of RSUs was fixed on the date of the grant fixed and forfeitures were recognized as they occurred. However, under SFAS 123(R), forfeitures are now being estimated when recognizing compensation cost, based on historical experience. As a result, effective January 1, 2006, we recorded an adjustment of $695,000, net of income taxes, for the cumulative effect of a change in accounting principle to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods.
LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities
     In the 2006 Quarter, net cash used in operating activities was $28.4 million, compared to net cash provided by operating activities of $51.5 million in the 2005 Quarter.
     In the 2006 Quarter, net cash used in operating activities of $28.4 million primarily resulted from a decrease in accounts payable of $86.4 million, and a net loss of $11.3 million, as adjusted for non-cash items, partially offset by decreases in inventories and accounts receivable of $36.8 million and $10.1 million, respectively. Significant non-cash items included an impairment charge of $16.2 million associated with our future planned oral contraceptives facility and manufacturing equipment in Weston, Florida, as well as depreciation and amortization of $8.4 million, partially offset by a deferred income tax benefit of $7.7 million. At the end of 2005, our distribution business (i) strategically participated in purchase opportunities available due to high levels of competition, which yielded, among other things, incremental pricing concessions including volume rebates, (ii) increased its levels of significant products to better support service levels, and (iii) increased its levels of Schedule II controlled substances (CII) to support its electronic CSOS launched in October 2005, resulting in significantly higher accounts payable at December 31, 2005, which were paid in the 2006 Quarter.
     In the 2005 Quarter, net cash provided by operating activities of $51.5 million primarily resulted from net income of $35.3 million, as adjusted for non-cash items, as well as a decrease in inventories of $28.1 million. Significant non-cash items included impairment charges of $26.9 million (mainly the brand business goodwill) and depreciation and amortization of $8.4 million, offset by deferred income tax benefit of $25.2 million and change in liabilities for uncertain tax positions of $32.3 million.
     Investing Activities
     Net cash provided by investing activities was $30.0 million in the 2006 Quarter, compared to net cash used in investing activities $19.3 million in the 2005 Quarter.
     In the 2006 Quarter, net cash provided by investing activities of $30.0 million primarily consisted of $35.4 million in maturities of investments available-for-sale, net, partially offset by $6.1 million in purchases of property, plant and equipment. Our purchases of property, plant and equipment primarily relate to capital investments in our manufacturing and R&D facilities in Florida.
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
     Financing Activities
     Net cash provided by financing activities was $2.8 million in the 2006 Quarter and $710,000 in the 2005 Quarter.
     In the 2006 Quarter, net cash provided by financing activities of $2.8 million included $2.5 million in proceeds from issuances of shares of common stock from exercises of stock options, and $189,000 in proceeds from issuances of shares of common stock under the employee stock purchase plan.
     In the 2005 Quarter, net cash provided by financing activities of $710,000 consisted of $1.9 million in proceeds from issuances of shares of common stock from exercises of stock options, and $297,000 in proceeds from issuances of shares of common stock under the employee stock purchase plan, partially offset by $1.5 million in principal payments on capital lease obligations.
     Sufficiency of Capital Resources
     As of March 31, 2006, we had $374.2 million in cash, cash equivalents and investments available-for-sale, and $542.9 million in working capital.
     Our most significant 2006 cash requirement will be for facilities and manufacturing equipment related to the expansion of our Florida manufacturing facilities. Capital expenditures are currently estimated to be approximately $47 million for the full year 2006. While we have not been required to make income tax payments over the past three years, with the exception of Alternative Minimum Tax payments, we anticipate that we will be required to make income tax payments throughout 2006. We are also obligated to pay a royalty to Sandoz Inc. related to net sales of Fortamet, as defined, until May 2009, which is subject to certain annual minimum requirements ranging from $4.0 million to $5.0 million. In April 2006, we paid the 2005 bonuses and 401k profit share contribution, which amounted to $9.0 million. In April 2006, we received payment of $10.0 million from Takeda for a third development milestone related to the combination product consisting of Takeda’s Actos and our approved 505(b)(2) NDA extended-release metformin.
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
     In September 2005, we learned that the FDA had placed us in OAI status relating to the FDA’s May 2005 cGMP inspection of our Davie, Florida manufacturing facility and the related issuance of the May 2005 Form 483. We have fully responded to the May 2005 Form 483. The effect of an OAI designation is that FDA approval of pharmaceutical product applications are withheld. During the OAI status, we continue to submit and the FDA continues to review applications. In January 2006, the FDA conducted a regulatory inspection related to adverse drug event reporting and customer complaint handling and issued the January 2006 Form 483. On February 10, 2006, we responded to the January 2006 Form 483. On March 6, 2006, the FDA commenced a cGMP inspection of the Davie, Florida manufacturing facility and on April 18, 2006, the FDA issued the April 2006 Form 483. We are in the process of finalizing our response to the April 2006 Form 483 and our response will primarily address ongoing and planned improvements to enhance two quality systems. We believe we have already implemented responsive actions to certain observations in the April 2006 Form 483, we are in the process of addressing other observations and will address the remainder of the observations within a reasonable period of time. We believe that resolution of our OAI status is primarily dependent upon resolving the FDA’s observations concerning the Davie, Florida manufacturing facility, which would include, among other things, the FDA’s assessment of our response to the April 2006 Form 483. If at any time, the FDA determines that our compliance is not satisfactory, the FDA could initiate enforcement actions to address any cGMP or other violations.
     In connection with our agreements with First Horizon for the sale and licensing of certain rights and assets related to Altoprev, we received $35 million in proceeds, which are refundable if certain supply requirements, as defined, are not maintained over a specified period. This contingency abates ratably over a 30-month period beginning on August 1, 2005. As of March 31, 2006, the amount subject to this contingency was $25.7 million.
     The IRS is in the process of concluding their audits for the years 1999 through 2002. During those years, despite our belief that our tax return positions are correct, we established liabilities for uncertain tax positions that may become payable in the event our positions are not upheld. As of March 31, 2006, we had remaining liabilities for uncertain tax positions of $22.6 million included in accrued expenses and other liabilities in the Unaudited Condensed Consolidated Balance Sheet. While it is difficult to predict the final outcome of any particular tax matter, we believe our tax liabilities are adequate. Our liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.
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
     Merger Agreement With Watson Pharmaceuticals, Inc.
     On March 12, 2006, we entered into an agreement and plan of merger with Watson whereby each share of our common stock outstanding immediately prior to the merger will be converted into $25.00 in cash. Consummation of the merger is subject to the satisfaction of certain customary closing conditions including, among others, (i) approval of the merger by Andrx’s stockholders, (ii) the expiration of the applicable waiting period under the HSR Antitrust Improvements Act of 1976, as amended, and (iii) no material adverse effect, as defined. We filed our preliminary proxy statement seeking approval of the merger from our stockholders on April 28, 2006. We filed a notification and report form (HSR Notification) with the Department of Justice and the Federal Trade Commission (FTC) on March 31, 2006. Andrx and Watson received a second request for additional documentation from the FTC related to the HSR Notification on May 1, 2006.
     FDA Status
     In September 2005, we learned that the FDA had placed us in OAI status relating to the FDA’s May 2005 cGMP inspection of our Davie, Florida manufacturing facility and the related issuance of the May 2005 Form 483. We have fully responded to the May 2005 Form 483. The effect of an OAI designation is that FDA approval of pharmaceutical product applications are withheld. During the OAI status, we continue to submit and the FDA continues to review applications. In January 2006, the FDA conducted a regulatory inspection related to adverse drug event reporting and customer complaint handling and issued the January 2006 Form 483. On February 10, 2006, we responded to the January 2006 Form 483. On March 6, 2006, the FDA commenced a cGMP inspection of the Davie, Florida manufacturing facility and on April 18, 2006, the FDA issued the April 2006 Form 483. We are in the process of finalizing our response to the April 2006 Form 483 and our response will primarily address ongoing and planned improvements to enhance two quality systems. We believe we have already implemented responsive actions to certain observations in the April 2006 Form 483, we are in the process of addressing other observations and will address the remainder of the observations within a reasonable period of time. We believe that resolution of our OAI status is primarily dependent upon resolving the FDA’s observations concerning the Davie, Florida manufacturing facility, which would include, among other things, the FDA’s assessment of our response to the April 2006 Form 483. If at any time, the FDA determines that our compliance is not satisfactory, the FDA could initiate enforcement actions to address any cGMP or other violations.
     Distributed Products
     We believe revenues from our pharmaceutical distribution business will continue to be impacted at a rate generally consistent with trends of the overall generic industry. Sales prices for generic products may decline from competition among generic manufacturers, including authorized generics of brand companies and from pricing pressure. Revenues from our distribution operations are affected, in large part, by our participation in the launch of new generic products by other generic manufacturers and price erosion generally related to the commencement and extent of competition for these products and the other products we currently distribute, and are subject to changes in market share. Over the past 18 months, we have experienced a higher level of price erosion than in previous periods. Published data estimates that brand products with current annual sales of $43 billion may be subject to generic competition, as follows: $23 billion in 2006 and $20 billion in 2007. Although generic versions of high sales volume brand products are expected to be launched in the next few years, there is no assurance when such launches will occur and, if they occur, what will be the level of price erosion on these products in the pursuit of market share. In April 2006, a generic version with a 180-day period of market exclusivity and the authorized generic of Pravachol were launched. Pravachol brand sales for the year ended December 31, 2005 were $1.7 billion according to IMS Data. It is expected that numerous generic versions of Pravachol will be marketed once the 180-day period of market exclusivity expires and that the sales price for the product will be subject to severe price erosion. It is anticipated that a generic version of Zocor will be launched in June 2006. Due to uncertainty surrounding whether a 180-day period of market exclusivity exists for a generic version of this product, at this time, it is unclear as to how many competitors will participate in the initial market formation for generic Zocor and the related extent of price erosion. Zocor brand sales for the year ended December 31, 2005 were $4.5 billion according to IMS data.
     When we participate in the distribution of generic products that face limited competition, we generally generate higher revenues and lower gross margins. When products encounter higher levels of competition, the resulting lower prices generally result in lower revenues, but higher gross margins, as we generally are able to purchase such products at relatively more competitive prices. During 2005, revenues for our distribution operations decreased on a quarterly sequential basis from $179.7 million in the 2005 Quarter to $155.5 million in the fourth quarter of 2005 due to the overall price declines common to generic products and the discontinuance in the third quarter of 2005 of sales of certain brand products and sales to most Internet pharmacies and certain pain clinics partially offset by revenues from new generic product introductions. In the 2006 Quarter, revenues from distributed products increased to $159.1 million from $155.5 million in the fourth quarter of 2005 mainly due to volume increases in certain products and our participation in the distribution of new generic product introductions, partially offset by price declines common to generic products. The gross margin of 20.2% in the 2006 Quarter was at the higher end of the historical range.
     Our distribution business competes with, among others, a number of large wholesalers that market, among other items, both brand and generic pharmaceutical products to pharmacy customers. As generic products generally have higher gross margins, such large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a large portion of their generic pharmaceutical products from the primary wholesaler. As we only strategically offer limited brand products to complement our full line of generic products to our customers, we are at times competitively disadvantaged and must compete with these wholesalers based upon (i) our competitive pricing for generic products, (ii) service levels and (iii) our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. The large wholesalers have historically not used telemarketers to sell to their customers, but some, to varying degrees, have recently commenced telemarketing initiatives. Additionally, generic manufacturers are increasingly marketing their products directly to smaller chains and thus increasingly bypassing wholesalers and distributors.

Also, increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.
     In recent years, electronic ordering (Internet and Palm-ordering devices) by our customers has become significant in our distribution operations. During the 2006 Quarter and 2005, approximately 40% and 30%, respectively, of sales from our distribution operations were generated through our order entry Internet sites, AndaNet.com and VIPPharm.com, and our Palm-ordering devices, AndaConnect and VIPConnect. Furthermore, with our electronic CSOS launched in October 2005, we now distribute Schedule II controlled substances (CII) via electronic orders to approved pharmacies. We believe we currently enjoy a competitive advantage as we were one of the first distributors or wholesalers to enable pharmacy customers to eliminate the use of the paper Drug Enforcement Agency (DEA) 222 forms to order this category of brand and generic products.
     In the third quarter of 2005, we ceased the distribution of certain brand products, which had provided minimal contribution to gross profits. Revenues for such products were $12.3 million in 2005. In the third quarter of 2005, we also ceased distribution to most Internet pharmacies and certain pain clinics, which generated net sales of $24.7 million in 2005. At the end of March 2006, we reintroduced limited brand products that had previously been discontinued. We will continue to evaluate profitability generated from the sales of certain brand products and sales to certain current customer classes while we evaluate expanding into new products and customer classes. We also will continue to explore various means to leverage our distribution capabilities and infrastructure, including potential acquisitions.
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
     SG&A related to our distribution business are primarily variable in nature, and generally correlate with increases or decreases in our distribution revenues. Freight costs in our distribution business have been subject to recent increases in fuel prices.
     Our distribution business plays a significant role in the sale of our current generic products and can similarly benefit our collaborative partners’ products. For external financial reporting purposes, this segment’s financial results do not include its participation in the distribution of our generic products. Such revenues are classified as Andrx product revenues in our Unaudited Condensed Consolidated Statements of Operations.
     Andrx Products — Generic
     The generic pharmaceutical industry is highly competitive and selling prices are often subject to significant and rapid declines as a result of competition among existing competitors or new competitors entering the market. In our generic sales efforts, we compete with domestic and international companies, including brand pharmaceutical companies that sell their brand product as an authorized generic through partners and/or their own generic affiliates. Many of these competitors offer a wider variety of generic products to their customers. In addition, an increasing number of generic companies, including us, manufacture, or are seeking to manufacture, their products in countries such as India where, among other things, API are produced and finished product can be manufactured at a significantly lower cost. Our generic controlled-release products are complex and difficult to develop and manufacture. As a result, we believe that our products may face a relatively limited number of competitors compared to other generic products, primarily immediate-release products. However, we believe that the number of generic companies that have the proven ability to file

ANDAs for controlled-release products is increasing and we believe that no generic oral contraceptive products currently sold in the U.S. are yet to be manufactured in offshore facilities.
     As brand products’ patents and other bases for market exclusivity expire, generic competitors enter the marketplace and compete for market share from a limited number of large customers, which generally results in erosion of both unit price and market share. In our generic sales efforts, we sell our generic products, to among others, warehousing chains, Managed Care Organizations (MCOs), mail order pharmacies, governmental agencies, as well as to the major wholesalers, with whom we compete in our distribution operations. Since this distribution network has undergone consolidation, marked by the growth of a few large retail drug store chains, securing and maintaining customers for generic products is highly competitive, and significant price erosion often results when competitors attempt to gain market share from each other. Additionally, increasing customer purchasing programs, such as reverse on-line auctions, and purchasing power due to, among other things, customers consolidation and concentration, continue to pressure profitability. In the 2006 Quarter, one of our key customers, in an attempt to consolidate vendors, conducted a bidding process that included three of our key products. As a result of this process, we were able to maintain two key products with potentially greater volume, but we currently expect that our total sales to this customer will modestly decline.
     Currently, our overall level of profitability remains dependent, to a great extent, on a relatively small number of key products. As these products, particularly our generic versions of Cardizem CD and, to a lesser extent, Tiazac and Glucotrol XL (supplied by Pfizer) experience increased competition, the resulting price and/or market share reductions could significantly adversely affect these products’ contribution to our results of operations. Generic competition for our versions of Cardizem CD and Tiazac could occur from current or new competitors, particularly since an additional generic version of Cardizem CD was approved by the FDA in May 2004 and a generic version of Tiazac was approved by the FDA in February 2006, neither of which products has yet been launched. Additionally, we believe at least one additional ANDA for each of Cardizem CD and Tiazac are pending FDA Approval.
     Our generic product revenues declined to $68.5 million in the 2006 Quarter from $73.9 million in the 2005 fourth quarter due to both price erosion and lost market share. In addition, we have not launched any significant products since the authorized generic of Glucotrol XL in December 2003. Absent introductions of significant new Andrx generic products, we are likely to continue to experience declines in our generic product revenues. The launch of new products and the timing of such launches are dependent on, among other matters (i) the removal of our OAI status by FDA, (ii) our compliance with cGMP, (iii) our manufacturing capabilities and capacity, (iv) successful scale-up and validation of the products, (v) obtaining FDA Approval, (vi) satisfactory resolution of pending litigation, (vii) successful resolution of pending Citizen Petitions, (viii) the expiration of others’ exclusivity rights, and (ix) our evaluation of launching at risk. Launching at risk situations are created when we commence the marketing and sale where there are patents related to our product for which we have not yet been sued, or where we have been sued, but there has not been a final and unappealable court decision with respect to those patents. Launching at risk also assumes the satisfactory resolution of other matters, such as Citizen Petitions, FDA Approval, successful scale-up and validation, and adequate manufacturing capacity and resources. The risk involved in marketing products prior to the final resolution of litigation may be substantial because the remedies available to the patent holder could include, among other things, damages measured by the profits lost by such patent holder and not by the profits earned by us. A patent holder may also recover damages caused by the erosion of prices for its patented drug as a result of the introductions of our generic drug in the marketplace. Furthermore, in the case of a willful infringement, which requires a complex analysis of the totality of the circumstances, such damages may be trebled. However, in order to realize the economic benefits of some of our products, we may decide to risk an amount that may exceed the profit we anticipate making on our product. An adverse determination in the litigation relating to a product we launch at risk could have a material adverse effect on our business and consolidated financial statements.
     Our generic version of Biaxin XL has been approved by FDA, but is presently subject to a preliminary injunction, pending a trial. Our generic versions of Toprol-XL® and Concerta are subject to the inherent uncertainties in the FDA approval process, which may, among other things, impact our ability to manufacture the products. Additionally, Concerta is subject to, among other things, a Citizen Petition and potentially exclusivity rights of others. Generic versions of Biaxin XL, Toprol-XL and Concerta are all subject to litigation. Future growth will also be impacted by our participation in the marketing of Amphastar’s generic version of Lovenox for which we have marketing rights to the U.S. retail pharmacy market.
     On May 2, 2005, we entered into an agreement to obtain certain exclusive marketing rights for Amphastar’s proposed generic version for Aventis Pharmaceuticals, Inc.’s Lovenox injectable product. Amphastar submitted its ANDA for generic Lovenox to the FDA in March 2003, and is the subject of a patent infringement lawsuit filed by Aventis. In June 2005, the U.S. District Court for the Central District of California granted summary judgment in Amphastar’s favor in the patent infringement lawsuit filed by Aventis relating to this ANDA. As a result of this court decision, the 30-month stay of approval of this ANDA imposed by law is no longer in effect, though such decision will not trigger any right Amphastar’s ANDA may have to a 180-day period of exclusivity. In April 2006, the Federal Circuit Court of Appeals reversed the decision of the District Court holding the patents at issue to be unenforceable for inequitable conduct and remanded the case back to the District Court for further proceedings. Although the Federal Circuit Court agrees with the District Court’s finding that Aventis failed to disclose certain material facts to the U.S. Patent and Trademark Office (PTO) in prosecuting the two patents at issue, the Federal Circuit Court decided that there remain genuine issues of fact as to whether Aventis intended to deceive the PTO, and that the District Court’s finding of intent was inappropriate on summary judgment. Amphastar has not obtained FDA Approval for its product and the product continues to be delayed by a Citizen Petition, including two supplements, and possibly other factors. Amphastar has submitted comments to Aventis’ Citizen Petition and supplements. Our marketing rights for this product generally extend to the U.S. retail pharmacy market, and we will receive up to 50% of the net profits, as defined, generated from such sales. In 2006, in preparation for the potential launch of Amphastar’s generic version of Lovenox, we may begin purchasing pre-launch inventories prior to its FDA Approval and/or the successful resolution of the pending litigation and Citizen Petition.
     The estimated number of submitted ANDAs, including ours, and brand sales for the 12-months ended December 31, 2005 are as follows.

	Approximate Number of	Annual Brand Sales(2)
Generic Version of:	submitted ANDAs (1)	(in millions)
Biaxin XL	4	$300
Toprol-XL	3	$1,500
Concerta	2	$800
Lovenox	3	$600
		(for U.S. retail pharmacy market)

(1)	Excludes potential authorized generics.

(2)	According to IMS Data from January 1, 2005 through December 31, 2005.
     See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for further discussion on the current patent litigation with respect to our generic versions of Biaxin XL, Toprol-XL and Concerta.
     In April 2005, we received FDA Approval of generic versions of Loestrin® Fe. Our marketing partner, Teva, plans to launch this product after we have received approval on additional oral contraceptive products, so that we can market them as part of a broader oral contraceptive portfolio.
     We believe we maintain a 180-day period of market exclusivity with respect to our ANDA for a generic version of the 40mg strength of Prilosec®. Our belief was strengthened in February 2006 when a Federal District Court rejected Apotex’s arguments that the FDA improperly awarded the 40mg exclusivity period to us. Although we are currently enjoined from selling our generic version of Prilosec until October 2007, we will continue to attempt to commercialize the value of the exclusivity period as well as our generic version of Prilosec.

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
     Our generic controlled-release products are complex and difficult to develop and manufacture. Some of these products have greater profit potential but are subject to significant contingencies, which are highly variable, difficult to predict and, in certain circumstances, beyond our control. Accordingly, our ability to forecast the timing and outcome of litigation, FDA approval and the launch of such products is more uncertain than for our other pipeline products.
     We are pursuing business development opportunities, both domestically and internationally, in an effort to access additional generic products. In some situations, these efforts are intended to result in the utilization of our sales and marketing capabilities, including those obtained through our distribution operations, to maximize the value of generic products that other companies are seeking to market. In January 2006, we entered into an agreement with InvaGen Pharmaceuticals, Inc. to jointly commercialize up to 11 ANDAs. Pursuant to this agreement, InvaGen will be responsible for all formulation work, U.S. regulatory submissions and manufacture of each of the products and we will be responsible for sales and marketing efforts and coordination of legal activities, if any. In addition, the agreement also provides that at our option, we may transfer the manufacturing of certain of our immediate-release products to InvaGen’s facility. We are continuing discussions with other international and domestic companies with offshore affiliations for additional access to the development and/or supply of API and finished products by a third party at a lower price. These efforts will primarily be directed towards potential partners in India and China.
     Licensing, Royalties and Other Revenue
     Our profit participation in KUDCo’s sales of generic Prilosec ended in February 2006. Amounts earned are included in licensing, royalties and other revenues. KUDCo’s sales allowances reported to us are currently being reviewed by an independent third party, consistent with the terms of the agreement.
     As a result of the sale and licensing of certain rights and assets related to Fortamet and Altoprev, we are entitled to receive royalties of 8% and 15% of net sales, as defined, from First Horizon’s sales of Fortamet and Altoprev, respectively, until a respective product encounters generic competition, at which time we will have rights to the authorized generic. We have not received Paragraph IV certifications for either Fortamet or Altoprev. We have retained the exclusive rights to launch the authorized generics of Fortamet and Altoprev if generic versions of these products are introduced by a third party. We have also retained our obligation to pay a royalty to Sandoz related to net sales of Fortamet, as defined, until May 2009, which is subject to certain annual minimums ranging from $4 million to $5 million and a $10 million annual maximum.
     The $85 million in fees received in 2005 from First Horizon is being deferred and recognized as revenue on a straight-line basis over the ten-year term of the manufacturing and supply agreement. Since we are required to refund a portion of the Altoprev proceeds in the event that we are unable to meet certain supply requirements, as defined, we will recognize deferred revenue related to Altoprev as that contingency abates. The success of the sales and marketing of Altoprev and Fortamet are beyond our control and depend upon the effectiveness and commitment of First Horizon.
     We are entitled to receive a significant additional payment from Takeda upon achievement of a further development milestone relating to the development of the combination product, a transfer price for the combination product we manufacture, a royalty and certain additional performance milestones related to Takeda’s sale of the combination product. In February 2006, a patent covering the active ingredient in Takeda’s

Actos product was found by a federal district court to be valid and enforceable. This court’s ruling, which is subject to appeal, should prevent the FDA from granting final approval of any ANDA for a generic version of Actos until 2011. In addition to the Takeda patent on the active ingredient in Actos, the combination product is covered by patents relating to our metformin extended-release product, which begin expiring in March 2018, and pending patent applications that are directed to the actual combination product. We deferred recognition of the $30 million in development milestones because the amount to be retained by us is contingent upon meeting certain future requirements, as defined. During 2005 and the 2006 Quarter, we recorded $5.3 million and $1.2 million, respectively, as licensing, royalties and other revenue for contract R&D services rendered to Takeda. In 2006, contract R&D services revenue will decrease, as our development of this combination product is substantially complete. Takeda filed a NDA for the combination product in March 2006.
     In connection with our 2001 agreement with Mallinckrodt for the marketing rights to the Anexsia product line, we have been generating royalties on a percentage of the net margin, as defined, from the sales of generic versions of the Anexsia products marketed by Mallinckrodt. In December 2005, Mallinckrodt informed us of its claim that as a result of our alleged failure to use commercially reasonable efforts in marketing Anexsia (i) we were in material breach of the agreement, (ii) it was seeking termination of the agreement and a refund of generic royalties it paid for the second and third quarters of 2005, which totaled approximately $3.8 million, and (iii) it plans to withhold payment of approximately $1.7 million in royalties for the fourth quarter of 2005. We disputed Mallinckrodt’s claims, and in February 2006, we instituted a declaratory action against Mallinckrodt to enforce the terms of the agreement. In March 2006, Mallinckrodt filed suit against us arising from the same dispute referenced above. Though we are not in a position to determine the ultimate outcome of this matter, we believe that an adverse determination is unlikely to have a material adverse effect on our business and consolidated financial statements. The terms of the agreement state that we have sixty (60) days from the date of notification to cure any complaints from Mallinckrodt and that the agreement is in force until then. While we believe we are not in material breach of the agreement and therefore are entitled to all royalties, we ceased recording royalties under this agreement sixty (60) days from the date we were notified by Mallinckrodt that we were in material breach because, given the dispute with Mallinckrodt, the royalties to be collected may not be fixed and determinable and their collectibility is not reasonably assured. We believe that the expected future cash flows to be derived from this agreement will be sufficient to recover the remaining $925,000 product right intangible asset at March 31, 2006 and therefore the intangible asset is not impaired (see Notes 5 and 15 of Notes to Unaudited Condensed Consolidated Financial Statements).
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
     Cost of Goods Sold
     Over the past two years, we have continued to improve our quality and manufacturing processes and general operations. In order to ensure that we manufacture our products in compliance with our regulatory submissions and cGMP requirements and meet the market demand for our current and anticipated products, we have made various organizational and operational changes that are intended to improve accountability, foster teamwork and improve coordination among our R&D, manufacturing, quality and regulatory groups, as well as improve our quality and manufacturing operations. These changes include (i) retaining outside consultants to assist in the improvement of our scientific, R&D, regulatory, quality and manufacturing operations, (ii) abandoning expansion efforts in our North Carolina facility, and thereby focusing our attention towards making the improvements and expansion of our Florida operations (iii) strengthening the internal leadership of our scientific, R&D, manufacturing and quality operations, (iv) developing and implementing our action plan outlined to the FDA, (v) establishing a project management office to manage each product from inception to launch, (vi) focusing on factors and controls to reduce lot rejections, and (vii) improving our training program to better ensure our manufacturing and quality employees are appropriately trained. However, we expect to continue to experience charges to cost of goods sold related to production of commercial inventories and consulting fees. We also continue to incur costs related to under-utilization and inefficiencies at our manufacturing facilities because our products employ a variety of technology platforms and accordingly, at times, certain manufacturing operations are over-utilized, while others are under-utilized. As new products are launched, increasing the diversification and number of our marketed products, costs related to under-utilization and inefficiencies of our current facilities will decline.
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
     We are continuing our process of strategically evaluating our overall business including focusing internal resources on commercializing generic versions of controlled-release and oral contraceptive products, as well as the contract development of brand products for out-licensing. We are also increasing our business development efforts to in-license immediate-release products in order to optimize and leverage our generic sales, marketing and distribution operations. Such efforts also include transferring the manufacturing of our current or future products. Our strategic plan will include evaluation of our core competencies, but will also include an assessment of the industry trends and dynamics. In connection with the evaluation, we are also evaluating our long term needs for property, plant and equipment, including current facilities and future capital expenditures and are currently conducting a strategic real estate and facilities plan review where alternate strategies are being developed to meet our future R&D, manufacturing, distribution and marketing operations needs through different real estate and occupancy actions or scenarios. Such initiatives may include consolidating certain existing facilities and/or expanding manufacturing capacity in certain facilities. We anticipate completing our strategic plan and adopting a course of action for our facilities in 2006. As a result of adopting a course of actions for our real estate and facilities, it is possible that we may incur additional impairment charges for our facilities, which cannot be estimated at this time but could have a material adverse effect on our business and consolidated financial statements (see Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements).

     SG&A
     SG&A include costs incurred for the sales of distributed products and Andrx products, costs incurred to support our distribution, generic and contract services businesses, and corporate overhead. Our level of SG&A will vary based on the level of our sales and our sales product mix, which, going forward, will primarily include distributed and generic products, and will be affected by changes to general and administrative activities. SG&A related to our distribution business are primarily variable in nature, and generally correlate with increases or decreases in our distribution revenues. Distribution operations SG&A in 2006 will include costs to comply with the laws regarding pedigree for distributors licensed in the State of Florida, including information systems costs and will be affected by increased fuel surcharges from freight carriers. SG&A related to our generics business are primarily fixed except for legal expenses related to patent infringement litigation and do not vary significantly with the level of generic revenues. In 2006, we anticipate our SG&A related to our generic business will be affected by increased business development costs. Corporate SG&A include general and administrative expenses related to our corporate headquarters, which primarily consists of our information systems, human resources, legal and corporate executive, accounting, finance and administrative functions. It also includes amortization expense related to restricted stock units (RSUs) and beginning in 2006, stock option and merger expenses. Our corporate SG&A is also significantly affected by costs associated with the support and maintenance of our JD Edwards ERP system for all of our business operations.
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
     Income Taxes
     We believe our federal and state effective tax rate for 2006 will be approximately 35%, subject to the IRS concluding their current audits for the years 1999 through 2002.
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

RECENT ACCOUNTING PRONOUNCEMENTS
     Inventory Costs
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs,” amending the guidance in Accounting Research Bulletin (ARB) 43, Chapter 4, “Inventory Pricing” by clarifying the accounting for certain items. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges, and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. SFAS 151 did not have an impact on our Unaudited Condensed Consolidated Financial Statements.
     Share-Based Payment
     In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) requires the cost of share-based payment transactions, including share options, restricted share plans, and employee share purchase plans, be recognized in financial statements. The cost of these transactions will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (APB) Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2004, the SEC extended the compliance dates and public companies will now be required to apply the provisions of SFAS 123(R) no later than the first fiscal year that begins after June 15, 2005.
     Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective application, whereby we began recognizing share-based compensation expense in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 for stock options and the Company’s Employee Stock Purchase Plan (ESPP) in the amounts of $184,000 and $33,000, respectively. Under the modified prospective application, prior periods are not restated. Prior to January 1, 2006, we accounted for share-based compensation plans under the recognition and measurement principles of APB Opinion 25 and related interpretations. Stock options were granted under those plans with an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no share-based employee compensation expense for stock options is reflected in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2005. For RSU grants, the fair value on the date of the grant was fixed and amortized on a straight-line basis over the related period of service for service based grants and over the performance period for performance based grants to the extent management believed the performance based criteria would be achieved. Such amortization expense was included in SG&A.
     There were no changes in estimating the fair value of options and RSUs under SFAS 123, with the exception of the consideration of forfeitures. Effective January 1, 2006, we recorded an adjustment of $695,000, net of income taxes, for the cumulative effect of a change in accounting principle to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods.
     During 2005, we discontinued our practice of issuing options, and on March 2, 2005, we accelerated the vesting of out-of-the-money unvested stock options based on a review of our long-term incentive programs in light of current market conditions and the issuance of SFAS 123(R). An option was considered out-of-the-money if the exercise price was greater than the March 2, 2005 NASDAQ market closing price of $21.57. As a result of the acceleration, options outstanding at March 2, 2005 to acquire approximately 2 million shares of common stock, with a weighted-average exercise price of $34.98, became immediately exercisable. The acceleration of the vesting of these stock options eliminates the need for recognizing compensation expense associated with these options. In accordance with APB Opinion 25, this acceleration did not result in the recognition of any compensation expense; however, under the fair value-based method of accounting of SFAS 123, compensation expense would have been recognized, resulting in the significant increase in pro forma compensation expense for 2005. Effective January 1, 2006, we began to expense the remaining unvested stock options.

We recognized $184,000 of compensation expense associated with options. We have estimated that the compensation expense to be recognized related to these options will be approximately $572,000, $325,000, and $110,000 in the remainder of 2006, 2007, and thereafter, respectively.
     As of March 31, 2006, future compensation expense associated with RSUs is $11.7 million, to be recognized over a weighted average period of 4.7 years.
     Under SFAS 123(R), our ESPP is compensatory.
     Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principles, requiring retrospective application to prior periods’ financial statements, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement did not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes regarding our Quantitative and Qualitative Disclosures About Market Risk since the most recent fiscal year.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See Note 15 of “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part 1, Item 1 of this report.
ITEM 1A. RISK FACTORS
     You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, in Part I, Item 1A, Risk Factors. Any of those risks could have a material adverse effect on our financial condition and results of operations. The following risks factors have been modified from those appearing in our Annual Report on Form 10-K:
Our business may suffer if the FDA initiates an enforcement action against us for violations of cGMP or we remain on OAI status for an extended period of time.
     In September 2005, we learned that the FDA had placed us in OAI status relating to the FDA’s May 2005 cGMP inspection of our Davie, Florida manufacturing facility and the related issuance of the May 2005 Form 483. We have fully responded to the May 2005 Form 483. The effect of an OAI designation is that FDA approval of pharmaceutical product applications are withheld. During the OAI status, we continue to submit and the FDA continues to review applications. In January 2006, the FDA conducted a regulatory inspection related to adverse drug event reporting and customer complaint handling and issued the January 2006 Form 483. On February 10, 2006, we responded to the January 2006 Form 483. On March 6, 2006, the FDA commenced a cGMP inspection of the Davie, Florida manufacturing facility and on April 18, 2006, the FDA issued the April 2006 Form 483. We are in the process of finalizing our response to the April 2006 Form 483 and our response will primarily address ongoing and planned improvements to enhance two quality systems. We believe we have already implemented responsive actions to certain observations in the April 2006 Form 483, we are in the process of addressing other observations and will address the remainder of the observations within a reasonable period of time. We believe that resolution of our OAI status is primarily dependent upon resolving the FDA’s observations concerning the Davie, Florida manufacturing facility, which would include, among other things, the FDA’s assessment of our response to the April 2006 Form 483. If at any time, the FDA determines that our compliance is not satisfactory, the FDA could initiate enforcement actions to address any cGMP or other violations. Our results of operations, financial condition and cash flows could suffer if the FDA initiates an enforcement action against us based upon violations of cGMP or other applicable statutes and regulations, or we remain on OAI for an extended period of time whereby we do not receive new product approvals.
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
     Under these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by FDA, DEA, EPA, OSHA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our facilities and manufacturing techniques are in compliance with cGMP and other FDA regulations. Following these inspections, the FDA may provide inspectional observations on a Form 483 and issue warning letters that could cause us to modify activities identified during the inspection. A Form 483 is generally issued at the conclusion of an FDA inspection and lists conditions the FDA staff believes are objectionable conditions with respect to cGMP or other FDA regulations. FDA guidelines specify that a warning letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. The FDA may also place a company on OAI status, thereby placing on hold the FDA approval of that company’s ANDAs. We learned that we were placed on OAI status in September 2005. Remaining on OAI status for a considerable length of time or any non-compliance with cGMP or the corrective action plan we proposed to the FDA in response to the Form 483 observations issued by the FDA in April 2006, January 2006, May 2005 and/or March and July 2004, and the FDA Warning Letter we received in August 2000, could have a material adverse effect on our financial condition and results of operations.
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

ITEM 6. EXHIBITS

Exhibit
No.	Description	Method of Filing

10.115	Restricted Stock Unit Agreement between Andrx Corporation and Thomas P. Rice dated as of February 28, 2006[*]	Filed herewith.

10.116	Restricted Stock Unit Agreement between Andrx Corporation and Angelo C. Malahias dated as of February 28, 2006[*]	Filed herewith.

10.117	Restricted Stock Unit Agreement between Andrx Corporation and Lawrence J. Rosenthal dated as of February 28, 2006[*]	Filed herewith.

10.118	Form of RSU Agreement between Andrx Corporation and Robert I. Goldfarb and Ian J. Watkins dated February 28, 2006[*]	Filed herewith.

10.119	Form of RSU Agreement between Andrx Corporation and members of the Board of Directors[*]	Filed herewith.

10.120	Employment Agreements between Andrx Corporation and Robert I. Goldfarb[*]	Filed herewith.

10.121	Employment Agreements between Andrx Corporation and Ian J. Watkins[*]	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*	Management Compensation Plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2006	By:	/s/ Thomas P. Rice
Thomas P. Rice
Chief Executive Officer

Date: May 4, 2006	By:	/s/ Angelo C. Malahias
Angelo C. Malahias
President and Chief Financial Officer