Form 10-Q
period 2006-06-30
ANDRX CORP /DE/
filed 2006-08-09
CIK 1123337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006

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
☐ YES            ☒ NO
     There were approximately 73,900,000 shares of Andrx common stock outstanding as of July 31, 2006.

Andrx Corporation and Subsidiaries
This Form 10-Q contains registered trademarks held by Andrx Corporation, its subsidiaries and third parties.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Andrx Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,660	$34,066
Short-term investments available-for-sale, at market value	293,457	247,957
Accounts receivable, net of allowance for doubtful accounts of $4,026 and $3,624 at June 30, 2006 and December 31, 2005, respectively	149,712	148,186
Inventories	229,513	235,040
Deferred income tax assets, net	74,142	62,432
Assets held for sale	29,319	29,319
Prepaid and other current assets	14,980	15,152

Total current assets	806,783	772,152

Long-term investments available-for-sale, at market value	58,431	123,105
Property, plant and equipment, net	233,450	249,224
Goodwill	7,665	7,665
Other intangible assets, net	3,366	4,590
Other assets	10,554	10,178

Total assets	$1,120,249	$1,166,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,899	$169,664
Accrued expenses and other liabilities	94,123	88,990

Total current liabilities	213,022	258,654

Deferred income tax liabilities	30,152	31,856
Deferred revenue	105,192	99,494

Total liabilities	348,366	390,004

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock; $0.001 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value, 200,000 shares authorized; 73,881 and 73,567 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	74	74
Additional paid-in capital	522,477	532,376
Restricted stock units, net	—	(14,634)
Retained earnings	250,471	260,340
Accumulated other comprehensive loss, net of income tax benefit	(1,139)	(1,246)

Total stockholders’ equity	771,883	776,910

Total liabilities and stockholders’ equity	$1,120,249	$1,166,914

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated balance sheets.

Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Distributed products	$177,444	$168,821	$336,535	$348,546
Andrx products	68,509	78,335	137,024	170,749
Licensing, royalties and other	8,798	14,554	22,621	20,798

Total revenues	254,751	261,710	496,180	540,093

Operating expenses:
Cost of goods sold	203,131	199,640	410,593	400,794
Selling, general and administrative	41,011	39,087	84,412	101,840
Research and development	12,977	12,569	26,547	24,680
Goodwill impairment charge	—	—	—	26,316

Total operating expenses	257,119	251,296	521,552	553,630

Income (loss) from operations	(2,368)	10,414	(25,372)	(13,537)
Other income (expense):
Equity in earnings of unconsolidated joint ventures	615	715	1,291	1,739
Interest income	3,980	2,355	7,873	3,961
Interest expense	—	(584)	—	(1,270)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	2,227	12,900	(16,208)	(9,107)
Provision (benefit) for income taxes	790	4,902	(5,644)	(52,442)

Income (loss) before cumulative effect of a change in accounting principle	1,437	7,998	(10,564)	43,335
Cumulative effect of a change in accounting principle, net of income taxes of $408	—	—	695	—

Net income (loss)	$1,437	$7,998	$(9,869)	$43,335

Earnings (loss) before cumulative effect of a change in accounting principle per share:
Basic	$0.02	$0.11	$(0.14)	$0.59

Diluted	$0.02	$0.11	$(0.14)	$0.59

Earnings (loss) per share:
Basic	$0.02	$0.11	$(0.13)	$0.59

Diluted	$0.02	$0.11	$(0.13)	$0.59

Weighted average shares of common stock outstanding:
Basic	73,877	73,224	73,770	73,119

Diluted	74,476	73,657	73,770	73,624

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(9,869)	$43,335
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,887	17,429
Provision for doubtful accounts	1,214	995
Non-cash impairment charges	16,837	26,865
Non-cash share-based compensation	2,137	1,360
Amortization of deferred revenue	(4,302)	(1,302)
Equity in earnings of unconsolidated joint ventures	(1,291)	(1,739)
Deferred income tax benefit	(13,884)	(20,264)
Change in liabilities for uncertain tax positions	(38)	(32,344)
Excess income tax benefit on share-based awards	200	1,162
Cumulative effect of a change in accounting principle, net of income taxes of $408	(695)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,740)	10,122
Inventories	5,527	35,561
Prepaid and other current assets	172	(17,034)
Other assets	(146)	109
Accounts payable	(50,765)	1,012
Accrued expenses and other liabilities	1,730	(11,581)
Deferred revenue	10,000	10,000

Net cash (used in) provided by operating activities	(28,026)	63,686

Cash flows from investing activities:
Purchases of investments available-for-sale	(266,837)	(342,776)
Maturities and sales of investments available-for-sale	286,180	206,935
Purchases of property, plant and equipment, net	(14,830)	(13,049)
Proceeds from the sale and licensing of assets and rights	—	73,333
Distributions from unconsolidated joint ventures	1,061	3,629
Refund of deposit for product rights	—	10,000
Payment for product rights	—	(4,500)

Net cash provided by (used in) investing activities	5,574	(66,428)

Cash flows from financing activities:
Proceeds from issuances of common stock in connection with exercises of stock options	3,323	3,260
Proceeds from issuances of common stock in connection with the employee stock purchase plan	495	643
Principal payments on capital lease obligations	—	(1,530)
Excess income tax benefit on share-based awards	228	—

Net cash provided by financing activities	4,046	2,373

Net decrease in cash and cash equivalents	(18,406)	(369)
Cash and cash equivalents, beginning of period	34,066	42,290

Cash and cash equivalents, end of period	$15,660	$41,921

(Continued)

Andrx Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
(Continued)

	Three Months Ended
	June 30,
	2006	2005
Supplemental disclosure of non-cash investing and financing activities:
Issuance of restricted stock units, net	$—	$(11,602)

     In accordance with Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment,” effective January 1, 2006, the Company reversed the unearned compensation balance related to restricted stock units, included in restricted stock units, net in the December 31, 2005 Consolidated Balance Sheet, against additional paid-in capital. In 2006, the Company granted 429 restricted stock units with a value of $8,429. During the six months ended June 30, 2005, the Company granted 574 restricted stock units with a value of $12,432 (see Note 13).
     In the June 30, 2005 Unaudited Condensed Consolidated Balance Sheet, the Company recorded $11,667 of other current assets and deferred revenues as a result of meeting certain supply requirements related to the Sciele Pharma, Inc. (formerly known as First Horizon Pharmaceutical Corporation) transaction related to its Altoprev® brand pharmaceutical product (see Note 4).
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated statements.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
(1) General
     The accompanying unaudited condensed consolidated financial statements for each period include the condensed consolidated balance sheets, statements of operations and cash flows of Andrx Corporation and subsidiaries (Andrx or the Company). All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s unaudited financial position, results of operations and cash flows. The unaudited results of operations for the three and six months ended June 30, 2006, and cash flows for the six months ended June 30, 2006, are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Annual Report).
     Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation.
     In the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2005, the Company reclassified $2,641 and $3,321, respectively, for R&D services rendered, previously reflected as a reduction to R&D, to licensing, royalties and other revenue.
     In the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005, the Company reclassified $2,277 from change in accrued expenses and other liabilities to change in accounts receivable, as a result of the reclassification of certain sales allowances from accrued expenses and other liabilities to accounts receivable, net.
     In the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2005, the Company reclassified $24,827 from property, plant and equipment, net, $2,156 from accrued expenses and other liabilities, $8,494 from deferred income taxes assets, net, and $1,846 from deferred income tax liabilities to assets held for sale (see Note 6).
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
June 30, 2006
(in thousands, except for per share amounts)
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
     The Company filed a Hart-Scott-Rodino (HSR) notification and report form (HSR Notification) with the Department of Justice and the Federal Trade Commission (FTC) on March 31, 2006. The Company and Watson received a second request for additional documentation from the FTC related to the HSR Notification on May 1, 2006, to which responses were submitted.
     The Company filed its definitive proxy statement seeking approval of the merger from its stockholders on May 18, 2006. The stockholders approved the merger at a special meeting held on June 28, 2006.
     Consummation of the merger, which is expected to occur in the third or fourth quarter of 2006, is subject to the satisfaction of certain customary closing conditions including, among others, (i) the expiration of the applicable waiting period under the HSR Antitrust Improvements Act of 1976, as amended, and (ii) no material adverse effect, as defined.
     On July 7, 2006, Watson and the Company amended the Merger Agreement. Under the initial terms of the Merger Agreement, either Watson or the Company could have terminated the Merger Agreement and abandoned the merger at any time on or after September 12, 2006, subject to certain conditions. The amendment extends the September 12, 2006 date to November 13, 2006, in the event that the merger cannot be consummated solely because: (i) the waiting period applicable to the consummation of the merger under the HSR Antitrust Improvements Act of 1976, as amended, has not expired or been terminated, (ii) a governmental entity has enjoined or prohibited the consummation of the merger, or (iii) there is a pending antitrust proceeding that would prohibit the consummation of the merger or that would otherwise have a material adverse effect for Watson and its subsidiaries, taken as a whole on a post-merger basis.
     The amendment also provides that in the event that the representations and warranties that will be made by the Company in the Merger Agreement are true and correct on September 12, 2006, then such representations and warranties, with limited exceptions, will be deemed to be true on all dates subsequent to September 12, 2006. In addition, in the event that no material adverse effect has occurred with regard to the Company or its ability to consummate the merger on September 12, 2006, then no such material adverse effect will be deemed to exist on all dates subsequent to September 12, 2006.
     For the three and six months ended June 30, 2006, Andrx incurred $3,861 and $6,619, respectively, in merger costs, which are included in selling, general and administrative expenses (SG&A) in the Corporate and Other segment in the Unaudited Condensed Consolidated Statement of Operations.
     FDA Status
     In September 2005, the Company learned that the Food and Drug Administration (FDA) had placed it in Official Action Indicated (OAI) status relating to the FDA’s May 2005 current Good Manufacturing Practices (cGMP) inspection of its Davie, Florida manufacturing facility and the related issuance of a Form 483 List of Inspectional Observations (May 2005 Form 483). The Company has fully responded to the May 2005 Form 483. The effect of an OAI designation is that FDA approval of pharmaceutical product applications are withheld. During the OAI status, the Company continues to submit and the FDA continues to review

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
applications. In January 2006, the FDA conducted a regulatory inspection related to adverse drug event reporting and customer complaint handling and issued a Form 483 List of Inspectional Observations (January 2006 Form 483). On February 10, 2006, the Company responded to the January 2006 Form 483 and provided an update on May 25, 2006 to its response. On March 6, 2006, the FDA commenced a cGMP inspection of the Davie, Florida manufacturing facility and on April 18, 2006, the FDA issued a Form 483 List of Inspectional Observations consisting of nine observations (April 2006 Form 483). The Company submitted its response to the FDA on May 5, 2006, which addressed ongoing and planned improvements to enhance two quality systems and provided two updates on June 16, 2006 and July 20, 2006 to its response. The Company believes it has already implemented responsive actions to certain observations in the April 2006 Form 483, and is in the process of addressing the remainder of the observations. On July 25, 2006, the Company met with the FDA in Washington, D.C. to further discuss its responses to the April 2006 Form 483. The Company believes that resolution of the OAI status is primarily dependent upon resolving the FDA’s observations concerning the Davie, Florida manufacturing facility, which would include, among other things, the FDA’s assessment of the Company’s response to the April 2006 Form 483 and the FDA’s previous 483s. If at any time, the FDA determines that the Company’s compliance is not satisfactory, the FDA could initiate enforcement actions to address any cGMP or other violations.
(3) Summary of Significant Accounting Policies
     Since December 31, 2005, none of the critical accounting policies, or the Company’s application thereof, as more fully described in the Company’s 2005 Annual Report, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three and six months ended June 30, 2006.
     Use of Estimates
     The preparation of these interim financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates the Company has made include, but are not limited to, those related to revenue recognition, sales allowances, allowance for doubtful accounts, inventories and cost of goods sold, determining the useful life or impairment of goodwill and other long-lived assets, litigation settlements and related liabilities, income taxes, self-insurance programs, and share-based compensation. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. Management bases its estimates on, among other things, currently available information, market conditions, historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although management believes that the Company’s assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.
     Pre-Launch Inventories
     There are typically few risks and uncertainties concerning market acceptance of approved generic products because the reference brand product has an established demand, and the lower priced generic product may be substituted for that reference brand product. In order to optimize the profit potential and avoid being at a competitive disadvantage, the Company has from time to time made, and may hereafter make, commercial quantities of its product candidates prior to the date that Andrx anticipates that its Abbreviated New Drug

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
Application (ANDA) submissions for such products will receive FDA final marketing approval (FDA Approval), and/or the Company has achieved a satisfactory resolution of pending patent issues, which may involve litigation, with respect to such product. The Company refers to these inventories as “pre-launch inventories.”
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
June 30, 2006
(in thousands, except for per share amounts)
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
     Impairment or Disposal of Long-Lived Assets
     The Company utilizes the provisions of Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to determine whether impairment has occurred. Fair value, as determined by appraisal or discounted cash flow analysis, is compared to the carrying value in calculating any impairment (see Note 6).
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
     Revenue Recognition, including Sales Allowances
     Distributed product revenues are derived from the sale of pharmaceutical products purchased from third parties, including generic products sold on behalf of the Company’s unconsolidated joint ventures. Andrx product revenues include its generic and brand product revenues. Andrx generic product revenues are derived from the sale of generic products either manufactured by Andrx pursuant to its ANDAs or sold with its National Drug Code (NDC), but exclude generic products sold on behalf of its unconsolidated joint ventures. Andrx brand product revenues were revenues derived from the sale of brand products either manufactured by the Company pursuant to its New Drug Applications (NDAs) or sold with its NDC through March 31, 2005.
     Andrx distributed product revenues and the related cost of goods sold are recognized at the time the product is accepted by its customers.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
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
June 30, 2006
(in thousands, except for per share amounts)
     Sales allowances for estimated discounts, returns, chargebacks, shelf stock adjustments, and certain rebates are recorded as reductions to accounts receivable. Sales allowances for estimated Medicaid, managed care and certain other rebates are recorded as accrued liabilities. Sales allowances are included in the Unaudited Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
	2006	2005
Accounts receivable, net	$55,133	$53,046
Accrued expenses and other liabilities	12,748	13,409

Total	$67,881	$66,455

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
     When the Company receives licensing and royalty payments, it recognizes revenue for those payments when the obligations associated with the earning of that revenue have been satisfied, based upon the terms of the contract. If obligations associated with the earning of that revenue remain, the Company will defer recognition of all or a portion of the payment, whether or not it is refundable, and recognize such amount over future periods, as appropriate.
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
     When the Company manufactures products for others, such as Fortamet® and Altoprev for Sciele Pharma, Inc. (formerly known as First Horizon Pharmaceutical Corporation), it recognizes the contract manufacturing revenue when product is shipped. When the Company provides R&D services to others, it recognizes revenue when the services are rendered.
     Share-Based Compensation — Prior to the Adoption of SFAS 123(R)
     Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) using the modified prospective application, whereby it began recognizing share-based compensation expense in the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 for stock options and the Company’s Employee Stock Purchase Plan (ESPP). In

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
addition, while the Company has always recognized share-based compensation expense related to RSUs, forfeitures were recognized as they occurred. However, under SFAS 123(R), forfeitures are now being estimated when recognizing compensation cost, based on historical experience (see Note 13).
     Prior to January 1, 2006, the Company accounted for share-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options were granted under those plans with an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no share-based employee compensation expense for stock options is reflected in the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2005. For RSU grants, the fair value on the date of the grant was fixed and amortized on a straight-line basis over the related period of service for service based grants and over the performance period for performance based grants to the extent management believed the performance based criteria would be achieved. Such amortization expense was included in SG&A in the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2005.
     The following table summarizes Andrx’s pro forma consolidated results of operations as though the provisions of the fair value-based method of accounting for employee share-based compensation of SFAS 123 “Accounting for Stock-Based Compensation” (SFAS 123) had been used:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income:
As reported	$7,998	$43,335
Add: share-based employee compensation expense included in reported net income, net of related tax effect	512	857
Deduct: total share-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effect	(1,154)	(23,282)

Pro forma net income	$7,356	$20,910

Basic earnings per common share:
As reported	$0.11	$0.59

Pro forma	$0.10	$0.29

Diluted earnings per common share:
As reported	$0.11	$0.59

Pro forma	$0.10	$0.28

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
June 30, 2006
(in thousands, except for per share amounts)
accounting of SFAS 123, compensation expense would have been recognized, resulting in the significant increase in pro forma compensation expense for 2005.
     The Company revised the quarterly pro forma disclosure for 2005 to reflect the capitalization of certain share-based compensation costs to inventory. Previously, such costs were not capitalized due to immateriality. However, the Company’s acceleration of the vesting of out-of-the-money unvested stock options on March 2, 2005 resulted in a significant increase in compensation expense under the fair value-based method of accounting in the pro forma disclosures for the three months ended March 31, 2005. As a result, the capitalization of certain share-based compensation costs to inventory increased the pro forma net income and diluted earnings per share for the first quarter of 2005 by $4,810 and $0.07, respectively; decreased the pro forma net income and diluted earnings per share for the second quarter of 2005 by $614 and $0.01, respectively; and decreased the pro forma net income and diluted earnings per share for the third quarter of 2005 by $5,266 and $0.07, respectively.
     The fair value of options was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Risk-free interest rate	—	4.2%
Average life of options (years)	—	6.0
Average volatility	—	70%
Dividend yield	—	—
     The Company uses a risk-free interest rate based on U.S. Treasury zero-coupon issues with a term equal to the expected life of the option being valued. The expected term is based on historical exercise patterns. Volatility is based on the Company’s historical realized volatility over the expected term. The Company has never paid any cash dividends, nor does it intend to pay any cash dividends in the future. Under the SFAS 123 pro forma disclosures shown above, forfeitures were recognized as they occurred. However, under SFAS 123(R), forfeitures are now being estimated when recognizing compensation cost, based on historical experience.
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
June 30, 2006
(in thousands, except for per share amounts)
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
     Share-Based Payment
     In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) requires the cost of share-based payment transactions, including share options, restricted share plans, and employee share purchase plans, to be recognized in financial statements. The cost of these transactions will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In 2005, the SEC extended the compliance dates and public companies are required to apply the provisions of SFAS 123(R) no later than the first fiscal year that begins after June 15, 2005. Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective application (see Note 13).
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
     Accounting for Uncertainty in Income Taxes
     On July 13, 2006, FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements, but is not yet in a position to determine the impact of the standard.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
(4) Dispositions
     Fortamet and Altoprev
     In December 2004, the Company’s Board of Directors approved a plan to divest, or seek other strategic alternatives for its brand pharmaceutical business. On March 28, 2005, the Company entered into agreements with Sciele Pharma for the sale and licensing of certain rights and assets related to its former Fortamet and Altoprev brand pharmaceutical products, and the manufacturing and supply of these products, at which time the Company received $50,000 related to Fortamet. After meeting certain supply requirements, as defined, the Company received $35,000 in proceeds for Altoprev, which are refundable if certain supply requirements, as defined, are not maintained. That contingency abates ratably over a 30-month period, which began in August 2005. The Company is also entitled to receive royalties of 8% and 15% of net sales, as defined, from Sciele Pharma’s sales of Fortamet and Altoprev, respectively, until a respective product encounters generic competition, at which time the Company will have rights to the authorized generic. The Company has retained its obligation to pay a royalty to Sandoz Inc. related to net sales of Fortamet, as defined, until May 2009, which is subject to certain annual minimums ranging from $4,000 to $5,000 and a $10,000 annual maximum. The manufacturing and supply agreement for Fortamet and Altoprev entered into with Sciele Pharma is for a ten-year term and is subject to a two-year notice of intent by the Company to terminate beginning five years after the date the agreement was executed. Transaction costs of approximately $1,778 were deferred and recorded in other assets, and are being amortized to cost of goods sold over the ten-year term of the manufacturing and supply agreement.
     The transaction with Sciele Pharma constitutes a revenue arrangement with multiple deliverables consisting of (i) the licensing of the rights to the products and (ii) the manufacture and supply of the products. The Company does not have objective and reliable evidence of the fair value of the licensing of the rights to Fortamet and Altoprev, nor can it determine the fair value of the contract manufacturing services because it cannot reliably estimate future prescription levels or the timing of potential generic introductions of each respective product. As a result, the $85,000 of fees received from Sciele Pharma are being deferred and recognized as revenue on a straight-line basis over the ten-year term of the manufacturing and supply agreement. Since the Company is required to refund a portion of the $35,000 Altoprev proceeds in the event that the Company is unable to maintain certain supply requirements, as defined, the Company will recognize deferred revenue related to Altoprev as that contingency abates.
     Prior to the disposition, the Brand Business Segment included $26,316 of goodwill, which the Company evaluated for impairment subsequent to the Sciele Pharma transaction. The remaining Entex® and Anexsia® brand product lines do not require sales force promotion. As a result, in the first quarter of 2005, the Company made the decision to terminate substantially all of its brand business employees, which effectively completed the disposition of the brand business. Consequently, the brand business goodwill was deemed to have no implied fair value. Accordingly, in the first quarter of 2005, the Company recorded a non-cash goodwill impairment charge of $26,316, shown separately in the Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2005.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
     During the 2005 first quarter, the Company recorded charges associated with the disposition of its brand business, including personnel related charges for severance, performance incentives and retention of approximately $9,957, reflected in SG&A, and $3,805 of non-cash charges, including $1,000 related to inventory and $2,258 related to sample inventory for Altoprev and Fortamet, included in cost of goods sold and SG&A, respectively. The Company continued to incur operating expenses throughout the remainder of 2005 as the Company wound down the brand business. As of June 30, 2006, there was no remaining personnel related liability associated with the disposition of the brand business. All brand operations had ceased as of December 31, 2005.
(5) Collaborative Agreements
     Generic Oral Contraceptive Products
     In December 2003, Andrx entered into an agreement with Teva Pharmaceuticals USA, Inc. to develop and market certain generic oral contraceptive pharmaceutical products. Under the terms of the agreement, (i) Teva has exclusive marketing rights to these products in the U.S. and Canada, (ii) Andrx is responsible for developing the formulations, gaining U.S. regulatory approval of, and manufacturing these products at the Company’s facilities, and (iii) the parties share R&D costs on certain oral contraceptive pharmaceutical products and the net profits, as defined, from product sales. In April 2004, Teva launched generic versions of Ortho Tri-Cyclen® and Ortho Cyclen®-28. In March 2006, Andrx and Teva amended the agreement whereby Andrx agreed to pay Teva $4,000 to, among other things, (i) receive the right to subcontract its manufacturing obligations, (ii) eliminate provisions that may extend Teva’s exclusive marketing rights to the oral contraceptive products of an acquirer of Andrx, and (iii) upon a change in control of Andrx to an entity that competes with the oral contraceptive products, as defined, transfer to Teva all of its oral contraceptives ANDAs, pending oral contraceptives ANDAs and technical and intellectual assets, as defined, solely related to the oral contraceptive business and Teva’s share of the net profits from products sales will be increased. The $4,000 amendment fee is included in SG&A in the Corporate and Other segment in the Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2006.
     Actos and Extended-Release Metformin Combination Product
     In December 2003, Andrx entered into an agreement with Takeda Chemical Industries, Ltd. to develop and market a combination product consisting of Andrx’s approved 505(b)(2) NDA extended-release metformin and Takeda’s Actos® (pioglitazone), each of which is administered once a day for the treatment of type 2 diabetes. The Company is responsible for obtaining regulatory approval of its extended-release metformin in countries that Takeda determines it will market the combination product. In addition, the Company is responsible for the formulation and manufacture of this combination product and Takeda is responsible for obtaining regulatory approval of and marketing this combination product, both in the U.S. and in other countries. In March 2006, Takeda filed an NDA for this combination product, and the Company became entitled to a third $10,000 development milestone payment, which was received in April 2006. Deferred revenue in the June 30, 2006 Unaudited Condensed Consolidated Balance Sheet included $30,000 associated with the Takeda agreement, as the amounts to be retained by Andrx are contingent upon meeting certain future requirements, as defined. In addition, for the three and six months ended June 30, 2006 and 2005, the Company recorded as licensing, royalties and other revenue $1,211, $2,420, $1,754 and $2,434, respectively, which represented contract R&D services rendered to Takeda. Costs related to these services are included in R&D and approximate the revenues (see Note 9).

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
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
     On December 21, 2005, Mallinckrodt informed the Company of its claim that as a result of the Company’s alleged failure to use commercially reasonable efforts in marketing Anexsia (i) Andrx was in material breach of the agreement, (ii) it was seeking termination of the agreement and a refund of generic royalties it paid for the second and third quarters of 2005, which totaled approximately $3,800, and (iii) it planned to withhold payment of approximately $1,700 in royalties for the fourth quarter of 2005. The Company disputed Mallinckrodt’s claims, and in February 2006 instituted a declaratory action against Mallinckrodt to enforce the terms of the agreement. In March 2006, Mallinckrodt filed suit against the Company arising from the same dispute referenced above. The terms of the agreement state that either party has sixty (60) days from the date of notification to cure any material breach of this agreement and that the agreement is in force until then. While the Company believes it is not in material breach of the agreement and therefore is entitled to all royalties, the Company ceased recording royalties under this agreement sixty (60) days from the date it was notified by Mallinckrodt that it was in material breach because, given the dispute with Mallinckrodt, the royalties to be collected may not be fixed and determinable and their collectibility is not reasonably assured. Andrx believes that the expected future cash flows to be derived from this agreement will be sufficient to recover the remaining $838 product right intangible asset at June 30, 2006, and therefore the intangible asset is not impaired (see Note 15).
     InvaGen Pharmaceuticals Inc.
     On January 19, 2006, Andrx entered into an agreement with InvaGen Pharmaceuticals Inc. to jointly commercialize up to 11 ANDAs. ANDAs for two of the products have been filed with the FDA and it is anticipated the ANDAs for the remaining products will be submitted during the second half of 2006 and through early 2007. Pursuant to the agreement, InvaGen will be responsible for all formulation work, U.S. regulatory submissions and manufacture of each of the products. Andrx will be responsible for sales and marketing efforts and coordination of legal activities, if any. In addition, the agreement also provides that Andrx, at its option, may transfer the manufacturing of certain products to InvaGen’s facility. For the three and six months ended June 30, 2006, the Company incurred $569 and $2,265, respectively, in R&D associated with the InvaGen agreement. The agreement provides that under certain circumstances, including, but not limited to the commercial viability of a product, Andrx, at its option, may exclude the product from the agreement.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
(6) Inventories and Cost of Goods Sold
     Inventories consist of the following:

	June 30, 2006			December 31, 2005
	Commercial	Pre-launch	Total	Commercial	Pre-launch	Total
Raw materials	$13,424	$16,414	$29,838	$16,052	$17,005	$33,057
Work in process	21,397	—	21,397	15,280	497	15,777
Finished goods	178,278	—	178,278	185,307	899	186,206

	$213,099	$16,414	$229,513	$216,639	$18,401	$235,040

     Pre-launch inventories as of June 30, 2006 consisted primarily of the Company’s generic versions of Biaxin® XL, which has been approved by FDA and is subject to patent litigation (see Note 15), and, to a lesser extent, Accupril®, which has been approved by FDA, and Concerta®, which is subject to, among other things, patent litigation, Citizen Petitions and potentially exclusivity rights of others (see Note 15). Pre-launch inventories as of December 31, 2005 consisted primarily of the Company’s generic versions of Biaxin XL, Concerta, and Monopril®, which was launched in January 2006. The remaining shelf lives of pre-launch inventories generally exceed one year.
     The following table summarizes certain direct charges to cost of goods sold related to the manufacture of Andrx products and product candidates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Charges related to production of commercial inventories	$1,250	$3,143	$9,429	$5,569

Consulting fees	5,792	1,619	13,165	2,190

Charges related to pre-launch inventories	476	4,852	808	6,109

Impairment charges:
Weston, Florida oral contraceptive facility and manufacturing equipment	—	—	16,210	—
Other Florida manufacturing equipment	584	—	584	—

Under-utilization and inefficiencies of manufacturing operations:
Florida facilities	1,267	1,598	4,522	3,620
North Carolina facility	172	293	593	631

	$9,541	$11,505	$45,311	$18,119

     Charges related to production of commercial inventories represent costs incurred at the Company’s manufacturing facilities, primarily failed batches. Consulting fees are primarily related to improving the Company’s quality and manufacturing processes.
     For the three and six months ended June 30, 2005, charges related to pre-launch inventories primarily consisted of $4,271 and $5,282, respectively, related to the Company’s generic version of Concerta. These

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
charges primarily resulted from the aging of product that may be short-dated by the date the Company currently anticipates that its product will likely be sold.
     The Company is continuing its process of strategically evaluating its overall business, including focusing internal resources on commercializing generic versions of controlled-release and oral contraceptive products, as well as the contract development of brand products for out-licensing. In connection with the evaluation, the Company is also evaluating its long-term needs for property, plant and equipment, including current facilities and future capital expenditures and is currently conducting a strategic real estate and facilities plan review where alternate strategies are being developed to meet the Company’s future R&D, manufacturing, distribution and marketing operations needs through different real estate and occupancy actions or scenarios. Such initiatives may include consolidating certain existing facilities and/or expanding manufacturing capacity in certain facilities.
     In connection with its ongoing strategic real estate and facilities plan review and as a result of the March 2006 amendment to the oral contraceptives agreement with Teva whereby the Company received the right to, among other things, subcontract its manufacturing obligations (see Note 5), the Company determined that it would discontinue the manufacturing of its oral contraceptive products at its current Davie, Florida facility, would not use its future planned oral contraceptive facility in Weston, Florida, thereby avoiding significant capital expenditures, and would transfer the manufacturing of its oral contraceptive products to contract manufacturers in approximately one year. Consequently, in the first quarter of 2006, the Company reviewed its oral contraceptive facilities and manufacturing equipment for impairment and recorded a charge of $16,210 to its Generic Product Segment cost of goods sold, which included a $13,315 write-down of leasehold improvements and manufacturing equipment at its future planned oral contraceptive facility in Weston, Florida to their estimated fair value, which is primarily based on internal estimates of salvage value, and a $2,895 liability for operating lease rentals and associated costs that it will continue to incur for that facility without economic benefits. In addition, in April 2006, the Company began depreciating and amortizing the remaining $8,346 carrying value of its current oral contraceptive assets in Davie, Florida over a one-year period, which will increase the annual depreciation and amortization expense related to these assets by $7,472. The effect on net income (loss) and related per share amounts for the three and six months ended June 30, 2006 was additional costs of $1,177, and $0.02. Andrx will continue to periodically assess the carrying value of its current oral contraceptive assets and their useful lives whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, as appropriate.
     The Company purchased its North Carolina facility in December 2002 for approximately $28,250, and began renovating the facility in 2003. In June 2004, the Company determined that a significant expansion of its Florida facilities would allow it to fulfill its current and projected manufacturing requirements through at least 2007, and decided to discontinue renovation of its North Carolina facility. These actions, among other things, made it more likely than not that this facility would be sold. Accordingly, in June 2004, the Company recorded a $14,535 impairment charge to its Generic Products Segment cost of goods sold, which represented the difference between the carrying value and the estimated fair value of its North Carolina facility based on independent appraisals. The Company entered into a listing agreement for this facility in July 2005. For the year ended December 31, 2005, the Company reassessed the estimated fair value of this facility based on the then current market conditions, including an independent appraisal, resulting in an additional $10,000 impairment charge to its Generic Products Segment cost of goods sold. In June 2006, the Company entered into an agreement to sell this facility, which is subject to, among other things, the buyer’s due diligence and the satisfaction of certain closing conditions. Management currently estimates that it is likely that the sale of this facility will be completed within one year. As a result, the Company has classified the facility and related deferred tax asset, net, as assets held for sale. The ultimate amount realized from the sale of this facility may differ from the Company’s estimate of fair value less costs to sell.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
     The following table presents the major classes of assets that were presented as assets held for sale related to the Company’s North Carolina facility, which is part of the Generic Products Segment, in the June 30, 2006 and December 31, 2005 Unaudited Condensed Consolidated Balance Sheets:

	June 30,	December 31,
	2006	2005
Assets held for sale:
Property, plant and equipment, net	$22,671	$22,671
Deferred income tax assets, net	6,648	6,648

Total assets held for sale	$29,319	$29,319

(7) Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2006	2005
Tax accruals, excluding payroll taxes	$28,052	$22,981
Sales allowances	12,748	13,409
Payroll, payroll taxes and related benefits	15,843	21,304
Professional fees	11,621	3,252
Other	25,859	28,044

	$94,123	$88,990

(8) Deferred Revenue
     Deferred revenue primarily relates to fees received from Sciele Pharma related to Fortamet and Altoprev (see Note 4) and development milestone payments received from Takeda (see Note 5). The following is a roll forward of deferred revenue for the six months ended June 30, 2006 and 2005:

	Sciele Pharma
	Fortamet	Altoprev	Takeda	Other	Total
Balance as of December 31, 2005	$46,250	$32,375	$20,000	$869	$99,494
Additions	—	—	10,000	—	10,000
Amortization	(2,500)	(1,750)	—	(52)	(4,302)

Balance as of June 30, 2006	$43,750	$30,625	$30,000	$817	$105,192

	Sciele Pharma
	Fortamet	Altoprev	Takeda	Other	Total
Balance as of December 31, 2004	$—	$—	$10,000	$974	$10,974
Additions	50,000	35,000	10,000	—	95,000
Amortization	(1,250)	—	—	(52)	(1,302)

Balance as of June 30, 2005	$48,750	$35,000	$20,000	$922	$104,672

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
(9) Licensing, Royalties and Other Revenue
     Licensing, royalties and other revenue were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Company	Product(s)	2006	2005	2006	2005
Sciele Pharma	Altoprev	$3,054	$3,488	$7,972	$3,979
Sciele Pharma	Fortamet	3,831	4,333	9,180	4,628
KUDCo	Generic Prilosec	-	1,645	852	3,769
Mallinckrodt	Generic Anexsia	-	1,612	750	2,788
Takeda	Extended-release metformin/pioglitazone	1,211	1,754	2,420	2,434
Teva	Generic oral contraceptives	605	887	605	887
Ranbaxy	Generic Monopril-HCT	-	647	-	2,254
Other	Various	97	188	842	59

		$8,798	$14,554	$22,621	$20,798

(10) Income Taxes
     For the three months ended June 30, 2006, the Company provided for an income tax provision of $790, at the expected annual effective federal statutory rate of 35%. For the six months ended June 30, 2006, the Company provided for an income tax benefit of $5,644, at the expected annual effective federal statutory rate of 35%. The effect of state income taxes was offset by the Company’s expected permanent items, which include, among other things, the domestic manufacturing deduction as set forth in the American Jobs Creation Act of 2004.
     For the three months ended June 30, 2005, the Company generated a provision for income taxes of $4,902, which was in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes. For the six months ended June 30, 2005, the Company generated an income tax benefit of $52,442 compared to an expected income tax benefit of $3,187 at the 2005 annual effective federal statutory rate of 35%, primarily due to the reversal of liabilities for uncertain tax positions and the benefit from the recognition of a net operating loss carryforward in the first quarter of 2005 as a result of the IRS’s completion of its audit of the Company’s 2003 income tax return, and, to a lesser extent, the effect of state income taxes .
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
     The IRS is in the process of concluding their audits for the years 1999 through 2002. During those years, despite the Company’s belief that its tax return positions are correct, the Company established liabilities

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
for uncertain tax positions that may become payable in the event its positions are not upheld. As of June 30, 2006, the Company had remaining liabilities for uncertain tax positions of $22,546 included in accrued expenses and other liabilities in the Unaudited Condensed Consolidated Balance Sheet.
     The Company’s liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that the effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of the Company’s tax positions.
(11) Earnings (Loss) Per Share
     Earnings (loss) per share is calculated in accordance with SFAS 128, “Earnings per Share,” which requires presentation of basic and diluted earnings (loss) per share. For the three and six months ended June 30, 2006 and 2005, the shares used in computing basic earnings per share are based on the weighted average shares of common stock outstanding, including vested RSUs. For the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2005, for which the Company generated net income, diluted per share calculations included weighted average shares of common stock outstanding, including vested RSUs, plus dilutive common stock equivalents, computed using the treasury stock method. For the six months ended June 30, 2006, for which the Company generated a net loss, all common stock equivalents were anti-dilutive, and therefore, the shares used in computing basic and diluted loss per share were the same. The Company’s common stock equivalents consist of stock options and unvested RSUs. A reconciliation of the denominators of basic and diluted earnings per share of common stock is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic weighted average shares of common stock outstanding	73,877	73,224	73,770	73,119
Effect of dilutive items:
Stock options and unvested RSUs, net	599	433	—	505

Diluted weighted average shares of common stock outstanding	74,476	73,657	73,770	73,624

Anti-dilutive weighted average common stock equivalents	3,394	4,930	6,064	4,717

(12) Comprehensive Income (Loss)
     SFAS 130, “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive income and its components in financial statements. The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$1,437	$7,998	$(9,869)	$43,335
Investments available-for-sale:
Unrealized gain (loss), net	146	554	169	(143)
Income tax (provision) benefit	(54)	(205)	(62)	53

	92	349	107	(90)

Comprehensive income (loss)	$1,529	$8,347	$(9,762)	$43,245

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
(13) Share-Based Compensation — Subsequent to the Adoption of SFAS 123(R)
     As of June 30, 2006, the Company had two types of share-based compensation plans, (i) its 1993 Stock Incentive Plan, as amended (the 1993 Plan) and its 2000 Stock Option Plan (the 2000 Plan), under which both stock options and RSUs have been granted, and (ii) its ESPP. Effective January 1, 2006, the Company adopted SFAS 123(R), as required, using the modified prospective application, whereby it began recognizing share-based compensation expense in the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 for stock options and the ESPP. Prior to January 1, 2006, the Company accounted for share-based compensation plans under APB Opinion 25, whereby it only recognized share-based compensation expense for RSUs and option modifications, and included pro forma disclosures in the footnotes for the fair value-based method of accounting for all share-based awards (see Note 3 — Share-Based Compensation — Prior to the Adoption of SFAS 123(R)) .
     Compensation costs recognized for the share-based compensation plans were $1,140, $2,137, $811, $1,360, $10,477, $1,539 and $1,474 for the three and six months ended June 30, 2006 and 2005 and the years ended December 31, 2005, 2004, and 2003, respectively. The income tax benefits recognized for the share-based compensation costs were $421, $790, $299, $503, $3,877, $569 and $560 for the three and six months ended June 30, 2006 and 2005 and the years ended December 31, 2005, 2004, and 2003, respectively. No amounts were capitalized due to immateriality.
     For the three months ended June 30, 2006, the impact of the adoption of SFAS 123(R) on income from operations, income before income taxes and cumulative effect of a change in accounting principle, net income, and basic and diluted earnings per share was an increase of $98, $98, $61, and $0.00, respectively. For the six months ended June 30, 2006, the impact of the adoption of SFAS 123(R) on loss from operations, loss before income taxes and cumulative effect of a change in accounting principle, net loss, and basic and diluted loss per share was a decrease of $118, $118, $74, and $0.00, respectively. In addition, effective January 1, 2006, the Company recorded an adjustment of $695, net of income taxes, for the cumulative effect of a change in accounting principle to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods (see -RSUs below).
     In accordance with SFAS 123(R), effective January 1, 2006, the Company reversed the unearned compensation balance related to RSUs, included in restricted stock units, net in the December 31, 2005 Consolidated Balance Sheet, against additional paid-in capital.
     For the six months ended June 30, 2006, the impact of the adoption of SFAS 123(R) on cash flows was to reflect $228 of the excess income tax benefit on share-based awards as cash flows from financing activities with a corresponding decrease in cash flows from operating activities.
     2000 Stock Option Plan and 1993 Stock Incentive Plan
     In September 2000, the Company’s stockholders approved the 2000 Plan, which allows for the issuance of up to 12,000 shares of common stock. Under the provisions of the 2000 Plan, the Board of Directors or its compensation committee is authorized to grant stock options of common stock to its employees, consultants or advisors. The terms for, and exercise price at which any stock option may be awarded, is to be determined by the compensation committee. Prior to the approval of the 2000 Plan, the Company operated under the 1993 Plan, which allowed for the issuance of up to 8,000 shares of common stock in the form of stock options, RSUs, stock appreciation rights and other performance-based awards. In June 2003, the Company’s stockholders approved an amendment of the 2000 Plan, to, among other things, (i) allow the granting of RSUs, stock appreciation rights, and other performance-based awards for the issuance of up to 1,500 shares of common

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
stock, in addition to stock options and (ii) prohibit option re-pricing and the issuance of options at per share exercise prices less than fair market value. The June 2003 amendment did not affect the total amount of shares authorized for issuance under the 2000 Plan.
     As of June 30, 2006, approximately 6,068 shares of common stock remain available for future grants under the 2000 Plan, of which no more than approximately 290 shares are available for grants of awards other than stock options. During 2005, the Company discontinued its practice of issuing options.
     The Company began to expense the remaining unvested stock options effective January 1, 2006, in accordance with SFAS 123(R), using the fair value-based method of accounting. The Company continues to use the Black Scholes option pricing model, as it did under the pro forma disclosures required by SFAS 123, and uses the same assumptions in estimating fair value (see Note 3 - Share-based Compensation — Prior to the Adoption of SFAS 123(R)). Under the SFAS 123 pro forma disclosures, forfeitures were recognized as they occurred. However, under SFAS 123 (R), forfeitures are now being estimated when recognizing compensation cost, based on historical experience.
     -Stock Options
     A summary of the plan activity for stock options is as follows:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2005	5,196	$35.35

Granted	—	—
Exercised	(196)	16.95
Forfeited	(273)	30.64

Outstanding at June 30, 2006	4,727	$36.39	5.2	$10,206

Exercisable at June 30, 2006	4,509	$37.35	5.1	$8,780

     The total intrinsic value of options exercised during the three and six months ended June 30, 2006 and 2005, and the years ended December 31, 2005, 2004 and 2003 was $529, $1,121, $648, $3,217, $5,011, $6,274, and $3,265, respectively.
     As of June 30, 2006, the stock options outstanding generally vest over four to five years, with a maximum term of 10 years from the date of grant.
     The compensation expense recognized in connection with options for the three and six months ended June 30, 2006 was $258 and $442, respectively. As of June 30, 2006, estimated future compensation expense associated with unvested options net of forfeitures was $657. This expense is expected to be recognized over a weighted average period of approximately 9.5 months.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
     -RSUs
     Each RSU represents the right to acquire one share of common stock. Prior to January 1, 2006, under APB Opinion 25, the fair value of RSUs was fixed on the date of the grant and forfeitures were recognized as they occurred. However, under SFAS 123 (R), forfeitures are now being estimated when recognizing compensation cost, based on historical experience. As a result, effective January 1, 2006, the Company recorded an adjustment of $695, net of income taxes, for the cumulative effect of a change in accounting principle to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods.
     The value of the RSUs is being amortized on a straight-line basis over the respective service and performance periods. For the three and six months ended June 30, 2006 and 2005, compensation expense for RSUs was $827, $1,607, $811 and $1,360, respectively. For the years ended December 31, 2005, 2004 and 2003, compensation expense for RSUs was $3,429, $1,539, and $1,474, respectively.
     As of June 30, 2006, 1,177 RSUs were outstanding, 1,009 of which were service based and 168 of which were performance based. A summary of the RSU activity is as follows:

	Number of	Wtd. Avg.
	RSUs	Grant Date
	Outstanding	Fair Value
December 31, 2005	912	$20.49
Granted	429	19.65
Vested for which common stock was issued	(118)	21.19
Forfeited	(46)	19.98

June 30, 2006	1,177	$20.13

     The total fair value of shares vested, for which common stock was issued, during the three and six months ended June 30, 2006 and 2005, and the years ended December 31, 2005, 2004 and 2003 was $1,092, $2,552, $47, $390, $1,683, $857 and $0, respectively.
     As of June 30, 2006, estimated future compensation expense associated with unvested RSUs net of forfeitures was $10,892. This expense is expected to be recognized over a weighted average period of 4.4 years.
     ESPP
     The Company has an ESPP with 650 shares available for purchase by participating employees, whereby employees can purchase Andrx common stock at a 15% discount through payroll deductions. For the six months ended June 30, 2006, and the years ended December 31, 2005, 2004 and 2003, the Company issued a total of 26, 60, 72, and 100 shares of common stock, respectively, in connection with the ESPP. As of June 30, 2006, 302 shares remain available for future issuances. Effective January 1, 2006, upon implementation of SFAS 123(R), the ESPP became compensatory. The compensation expense recognized in connection with the ESPP for the three and six months ended June 30, 2006 was $55 and $88, respectively.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
(14) Segments
     See the Company’s 2005 Annual Report for a discussion of its business segments. The following table presents financial information by business segment:

	As of or for the Three Months Ended June 30, 2006
	Distributed	Generic	Brand	Contract	Corporate
	Products	Products	Products	Services	& Other	Consolidated
Revenues	$177,490	$68,589	$—	$8,646	$26	$254,751
Income (loss) from operations	10,301	1,433	—	399	(14,501)	(2,368)
Equity in earnings of joint ventures	—	615	—	—	—	615
Interest income	—	—	—	—	3,980	3,980
Depreciation and amortization	444	6,916	—	553	1,592	9,505
Purchases of property, plant and equipment, net	16	8,136	—	—	553	8,705
Total assets	258,890	364,921	—	19,321	477,117	1,120,249

	As of or for the Three Months Ended June 30, 2005
	Distributed	Generic	Brand	Contract	Corporate
	Products	Products	Products	Services	& Other	Consolidated
Revenues	$168,833	$79,241	$—	$13,610	$26	$261,710
Income (loss) from operations	15,008	8,681	(3,030)	1,721	(11,966)	10,414
Equity in earnings of joint ventures	—	715	—	—	—	715
Interest income	—	—	—	—	2,355	2,355
Interest expense	—	—	—	—	584	584
Depreciation and amortization	621	4,884	32	1,745	1,705	8,987
Purchases of property, plant and equipment, net	710	4,298	(825)	—	(5)	4,178
Total assets	171,844	377,418	623	41,849	474,907	1,066,641

	For the Six Months Ended June 30, 2006
	Distributed	Generic	Brand	Contract	Corporate
	Products	Products	Products	Services	& Other	Consolidated
Revenues	$336,600	$136,363	$—	$23,165	$52	$496,180
Income (loss) from operations	21,952	(18,132)	—	3,745	(32,937)	(25,372)
Equity in earnings of joint ventures	—	1,291	—	—	—	1,291
Interest income	—	—	—	—	7,873	7,873
Cumulative effect of a change in accounting principle, net of income taxes of $408	—	—	—	—	695	695
Depreciation and amortization	918	12,353	—	1,107	3,509	17,887
Purchases of property, plant and equipment, net	242	13,580	—	—	1,008	14,830

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)

	For the Six Months Ended June 30, 2005
	Distributed	Generic	Brand	Contract	Corporate
	Products	Products	Products	Services	& Other	Consolidated
Revenues	$348,602	$157,595	$13,863	$19,981	$52	540,093
Income (loss) from operations	28,048	25,460	(46,185)	4,322	(25,182)	(13,537)
Equity in earnings of joint ventures	—	1,739	—	—	—	1,739
Interest income	—	—	—	—	3,961	3,961
Interest expense	—	—	15	—	1,255	1,270
Depreciation and amortization	1,248	9,635	131	2,964	3,451	17,429
Purchases of property, plant and equipment, net	932	12,264	(825)	—	678	13,049
     For the three and six months ended June 30, 2005, the Company reclassified revenues of $3,961 and $8,867, respectively, gross profit of $2,316 and $5,483, respectively, and product rights amortization of $1,219 and $2,438, respectively, related to the Entex and Anexsia product lines from the Generic Products Segment to the Contract Services Segment. Also, for the three and six months ended June 30, 2005, the Company reclassified revenues of $7,821 and $8,607, respectively, gross loss of $1,616 and $1,838, respectively, and product rights amortization of $467 and $467, respectively, related to the Sciele Pharma transaction from the Corporate and Other Segment to the Contract Services Segment. In addition, for the three and six months ended June 30, 2005, the Company reclassified $2,641 and $3,321 for R&D services rendered, previously reflected as a reduction to R&D, to licensing, royalties and other revenue, in both the Generic Products Segment and the Contract Services Segment. For total assets as of June 30, 2005, the Company reclassified certain sales allowances of $16,822 from accrued expenses and other liabilities to accounts receivable, net, in the Distributed Products, Generic Products and Contract Services Segments. In addition, as a result of the Sciele Pharma transaction, $38,672 of assets, including receivables, inventory, prepaids, and product rights, were reclassified from the Corporate and Other Segment to the Contract Services Segment, and $6,581 of assets, including receivables and product rights, were reclassified from the Generic Products Segment to the Contract Services Segment. Certain Internet operations were included in the Brand Products Segment in prior years, but have been reclassified to the Corporate and Other Segment for all periods presented. Such amounts were not considered material.
     Generic Products Segment revenues by group of similar products are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Controlled-release	$52,534	$57,219	$101,470	$116,196
Immediate-release and oral contraceptives	15,420	18,763	32,705	34,604

Subtotal	67,954	75,982	134,175	150,800
Licensing, royalties and other	635	3,259	2,188	6,795

Total Generic Product Segment revenues	$68,589	$79,241	$136,363	$157,595

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
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
     Omeprazole (Prilosec)
     In 1998, the Company filed an ANDA seeking approval from the FDA to market omeprazole, its generic version of Prilosec®. In May 1998, AstraZeneca plc filed suit under the provisions of the Hatch-Waxman Act alleging patent infringement. The matter was tried in the U.S. District Court for the Southern District of New York along with the consolidated claims of three other ANDA applicants. In October 2002, the District Court entered an order and an opinion finding that Astra’s ‘505 and ‘230 patents are valid and that the generic versions of Prilosec developed by the Company infringe those patents. On December 11, 2003, the Federal Circuit Court of Appeals affirmed the lower court’s opinion that Astra’s patents are valid and infringed by the Company’s product. Astra advised the District Court that it believes it may be entitled to damages as a result of the Company’s decision to build an inventory of its product prior to the District Court’s determination, but has not sought to enforce such claims. On May 19, 2004, the District Court ruled that the Company’s product does not infringe any valid claims of the ‘281 patent, and that Astra’s ‘505 and ‘230 patents are not unenforceable against the Company’s product. Both Astra and the Company have appealed this determination. Oral argument before the Federal Circuit Court of Appeals is scheduled for August 11, 2006. The District Court

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
has not issued an opinion on Astra’s claims for willful infringement of the ‘505 and ‘230 patents or on Astra’s request for attorneys’ fees. Though the Company believes that Astra is unlikely to prevail in its request for damages or attorneys’ fees and that Astra has not been damaged as a result of the Company’s decision to build inventory prior to the District Court’s determination, if Astra were to prevail in these claims, it could have a material adverse effect on the Company’s business and consolidated financial statements.
     Clarithromycin ER (Biaxin XL)
     In October 2002, the Company submitted an ANDA seeking FDA Approval to market clarithromycin extended-release tablets 500mg, its generic version of Abbott Laboratories’ Biaxin® XL 500mg product. On March 14, 2005, Abbott filed a complaint, which was later amended on March 25, 2005 and April 14, 2005, in the U.S. District Court for the Northern District of Illinois for alleged patent infringement wherein it sought to enjoin Andrx from commercially manufacturing, using, offering to sell or selling generic versions of Biaxin XL. Additionally, Abbott sought declaratory judgment of infringement against Andrx for four patents related to Abbott’s product. On March 30, 2005, the Company filed an action for a declaratory judgment in the U.S. District Court for the Southern District of Florida against Abbott Laboratories and Taisho Pharmaceuticals (the owner of one of the patents at issue with Abbott) for non-infringement and invalidity of six patents related to Abbott’s Biaxin XL product. On May 18, 2005, Abbott filed a motion for preliminary injunction seeking to enjoin Andrx from commercially manufacturing, using, offering to sell or selling generic versions of Biaxin XL. On November 10, 2005, the District Court granted Abbott’s motion for a preliminary injunction against the Company as to the ‘718, ‘616 and ‘407 patents. On November 18, 2005, the Company filed a notice of appeal from this order. The Company’s appeal is scheduled for oral argument on September 5, 2006. A trial date has not yet been scheduled. On June 22, 2006, the U.S. Court of Appeals for the Federal Circuit vacated a June 2005 ruling as to Teva’s Biaxin XL product, which had granted Abbott’s motion for a preliminary injunction related to the product. Abbott filed a motion for rehearing and (after initially launching the product) Teva agreed to refrain from sales pending outcome of Abbott’s motion. Based upon Teva’s launch of the product, we filed a motion with the court asking it to release us from the injunction. Once Teva agreed to refrain from further launching of product, our motion was deferred. Subsequently, Teva and Abbott settled their claims. At this time, the Company is unable to determine the ultimate outcome of these matters.
     Metoprolol Succinate (Toprol-XL)
     In 2003 and 2004, the Company filed ANDAs seeking FDA Approval to market metoprolol succinate extended-release tablets in the 25mg, 50mg, 100mg and 200mg strengths of its generic versions of Toprol-XL®. AstraZeneca AB, Aktiebolaget Hassle and AstraZeneca LP sued the Company for patent infringement in the U.S. District Court for the District of Delaware in February 2004 on the 50mg strength, in July 2004 on the 25mg strength, and in December 2004 on the 100mg and 200mg strengths. On August 9, 2004, the Multidistrict Litigation Panel consolidated and sent to the U.S. District Court for the Eastern District of Missouri the three pending metoprolol succinate patent infringement cases brought by Astra against Andrx and two other generic drug companies for pretrial discovery purposes. On January 17, 2006, the District Court granted the Company’s and two other pharmaceutical companies’ motion for summary judgment and determined that the patents asserted by Astra are invalid due to double patenting and are unenforceable due to inequitable conduct. On February 16, 2006, Astra filed a notice of appeal from this decision. Although the Company is unable at this time to determine the ultimate outcome of this matter, the Company believes that an adverse determination is unlikely to have a material adverse effect on the Company’s business and consolidated financial statements unless the Company were to commence selling its product prior to such determination.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
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

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
     Other Pending Litigation
     FDA Related Securities Claims
     On October 11, 2005, Jerry Lowry filed a class action complaint on behalf of purchasers of the Company’s common stock during the class period (March 9, 2005 through September 5, 2005) in the U.S. District Court for the Southern District of Florida against Andrx Corporation and its Chief Executive Officer. The complaint seeks damages under the Securities Exchange Act of 1934, as amended, and alleges that during the class period, the Company failed to properly disclose the status of its compliance with the cGMP established by the FDA. The complaint also alleges that the plaintiffs suffered damages as a result of its disclosure on September 6, 2005 that FDA placed the Company in OAI status and a subsequent decline in the trading price of its common stock from $17.94 on September 5, 2005 to a closing price of $14.89 on September 6, 2005. On June 23 , 2006, plaintiffs filed a second amended class action complaint. On July 24, 2006, Andrx filed a motion to dismiss. Although the Company is unable at this time to determine the ultimate outcome of this matter, an adverse determination could have a material adverse effect on the Company’s business and consolidated financial statements.
     Mallinckrodt Claim
     On February 17, 2006, Andrx filed a complaint against Mallinckrodt in the U.S. District Court for the Southern District of Florida. The complaint results from a dispute over certain agreements, including a supply and marketing agreement entered into between the Company and Mallinckrodt. The complaint seeks to establish the parties’ rights under the agreements, a judgment declaring that the agreements are still in force and that the Company has not defaulted in its obligations. In the alternative, the Company seeks a judgment for either breach of contract for anticipatory repudiation or for breach of duty of good faith. On March 10, 2006, Mallinckrodt filed suit against Andrx in state court in Missouri, arising from the same dispute referenced above. In its suit, Mallinckrodt alleges breach of contract, breach of implied covenant of good faith and fair dealing and seeks damages of $3,800, along with a declaratory judgment and injunctive relief. This matter is set for trial on March 5, 2007. Though the Company is not in a position to determine the ultimate outcome of this matter, the Company believes that an adverse determination is unlikely to have a material adverse effect on the Company’s business and consolidated financial statements.
     Drug Pricing Litigation
     On August 4, 2004, the City of New York filed an action against the Company and numerous other pharmaceutical companies in the U. S. District Court for the Southern District of New York, claiming Medicaid was overcharged for prescription medications. Later, 26 separate New York counties filed complaints reiterating the same type of allegations against Andrx and other pharmaceutical companies. These complaints generally allege overpayments of varying amounts with respect to the Company’s products, and in particular its generic versions of Glucophage XR® and Cardizem CD. On October 13, 2004, this matter was transferred to the United States District Court for the District of Massachusetts for consolidated pre-trial proceedings. On June 15, 2005, plaintiffs filed a consolidated complaint wherein Andrx, along with a few other companies, was no longer named as a defendant. On August 23, 2005, the Company was voluntarily dismissed without prejudice.
     On March 8, 2005, the County of Erie filed a similar complaint in the Supreme Court of The State of New York, County of Erie against numerous pharmaceutical companies, including Andrx Corporation. This matter is still pending.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
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
     On May 10, 2006, the County of Schenectady filed a similar complaint in the Supreme Court of the State of New York, Schenectady County, against numerous pharmaceutical companies, including Andrx Pharmaceuticals, Inc.
     On May 11, 2006, the County of Oswego filed a similar complaint in the Supreme Court of the State of New York, Oswego County, against numerous pharmaceutical companies, including Andrx Corporation.
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
     On January 6, 2006, a second shareholders’ derivative action was filed by Joseph Michael on behalf of Andrx, against Andrx’s Chief Executive Officer and the members of the Board of Directors in the U.S. District Court for the Southern District of Florida. The complaint alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and negligence that occurred from March 9, 2005 through January 6, 2006, and that have allegedly caused substantial losses to the Company. On March 13, 2006, these cases were consolidated and stayed pending the resolution of the motions to dismiss to be filed in the pending FDA related Securities class action litigation. Although the Company is unable at this time to determine the ultimate outcome of these matters, an adverse determination could have a material adverse effect on the Company’s business and consolidated financial statements.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
     Litigation Relating to the Watson Merger
     On March 16, 2006, a stockholder class action lawsuit was filed against each of the members of the Company’s Board of Directors in the Circuit Court of Broward County, Florida. This lawsuit alleges as a general matter that each of the defendants violated applicable law by breaching their fiduciary duties of loyalty, due care, independence, good faith and fair dealing. The complaint seeks injunctive relief: (1) declaring that the merger agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable; (2) enjoining the defendants, and anyone acting in concert with them, from consummating the proposed merger, unless and until the Company adopts and implements a procedure or process to obtain the highest possible price for the stockholders; (3) directing the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company’s stockholders; (4) rescinding, to the extent already implemented, the proposed merger or any of the terms thereof; and (5) imposition of a constructive trust, in favor of the plaintiff, upon any benefits alleged to have been improperly received by the defendants as a result of their alleged wrongful conduct. The complaint also seeks to recover costs and disbursements from the defendants, including reasonable attorneys’ and experts’ fees of the Company’s Board of Directors.
     On March 24, 2006, a stockholder class action lawsuit was filed against each of the members of the Company’s Board of Directors in the Circuit Court of Broward County, Florida. This lawsuit alleges as a general matter that the proposed merger substantially undervalues the publicly traded shares of the Company while unfairly favoring insiders, and prevents superior bids for the Company from emerging because the merger agreement contains an excessive termination fee. The complaint seeks injunctive relief: (1) declaring that the merger agreement was entered into in breach of the fiduciary duties of the director defendants and is therefore unlawful and unenforceable; (2) enjoining the Company and the director defendants from proceeding with the proposed merger; (3) enjoining the Company and the director defendants from consummating the proposed merger, or a business combination with a third party, unless and until the Company adopts and implements a procedure or process, such as an auction, to obtain the highest possible price for the Company; (4) directing the director defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company’s stockholders until the process for the sale or auction of the Company is completed and the highest price is obtained; and (5) rescinding, to the extent already implemented, the proposed merger or any of the terms thereof. The complaint also seeks (1) the award of appropriate damages to plaintiff and the class, and (2) the recovery of costs and disbursements from the Company and the director defendants, including reasonable attorneys’ and experts’ fees.
     On April 19, 2006, these cases were consolidated by order of the Circuit Court of Broward County, Florida and lead counsel was appointed. The court will permit plaintiffs to file an amended consolidated complaint. The Company and its directors must respond to any amended complaint within 30 days after its filing.
     The Company and its directors each plan to defend themselves against the claims made in these lawsuits, which the Company believes to be without merit. Although the Company is unable at this time to determine the ultimate outcome of these lawsuits, injunctive relief, or an adverse determination could affect the Company’s ability to complete the merger and have a material adverse effect on the Company’s business and consolidated financial statements.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
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
     Sodium Valproate
     The Company filed an ANDA seeking FDA Approval to market a generic version of Depakote®, and in March 2000, Abbott Laboratories sued the Company in the U.S. District Court for the Southern District of Florida for patent infringement. The FDA refused to accept Andrx’s ANDA and as a result, the Company filed a 505(b)(2) application to market a sodium valproate product that is bioequivalent to Depakote. In May 2003, Abbott filed a new infringement complaint against the Company in the same U.S. District Court in connection with its new application. Both cases were consolidated and the original ANDA lawsuit was subsequently dismissed without prejudice. On December 27, 2005, the court entered an order denying Andrx’s motion for summary judgment. On July 7, 2006, the parties settled this matter and entered into a license agreement pursuant to which the Company can market and sell its sodium valproate product prior to the expiration of Abbott’s patents in January 2008. The precise terms of the settlement are confidential, but the settlement does not involve the exchange of any monetary consideration between the Company and Abbott.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
     Contingencies
     On March 12, 2006, the Company entered into a Merger Agreement with Watson (see Note 2). The Merger Agreement contains certain termination rights for both the Company and Watson. Upon termination of the Merger Agreement under certain specified circumstances, the Company may be required to pay Watson a termination fee of $70,769. The Company has agreed to pay Banc of America Securities LLC, its financial advisor, an aggregate fee of approximately $14,200, $100 of which was payable at the time the engagement letter was executed, and the remainder of which is contingent upon the completion of the merger. Upon the completion of the proposed merger, the Company’s chief executive officer will be entitled to receive a cash transaction bonus of $1,701, payable in a single lump sum, less applicable withholding. This transaction bonus is subject to his continued employment with Andrx through the closing date of the merger, unless he is terminated earlier for reasons described in his letter agreement with Andrx dated March 12, 2006. In addition, pursuant to the employment agreements with certain of the Company’s executives, if the executives are terminated by the Company without cause or the executives resign their employment under certain defined circumstances, including but not limited to, the stockholders’ approval of the Merger Agreement, which occurred on June 28, 2006, the Company would be required to record an aggregate expense of approximately $9,400, consisting of approximately $4,400 in cash compensation to the executives for severance and, based on the executives’ unvested RSUs and stock options as of June 30, 2006, approximately $5,000 in non-cash share based compensation related to the acceleration of the vesting of such unvested RSUs and stock options. Both the chief executive officer’s transaction bonus and the executives’ compensation may be subject to gross-up payments for any potential amounts in golden parachute excise tax and Section 409A of the Internal Revenue Code of 1986, as amended.
     In September 2005, the Company learned that the FDA had placed it in OAI status relating to the FDA’s May 2005 cGMP inspection of its Davie, Florida manufacturing facility and the related issuance of the May 2005 Form 483. The Company has fully responded to the May 2005 Form 483. The effect of an OAI designation is that FDA approval of pharmaceutical product applications are withheld. During the OAI status, the Company continues to submit and the FDA continues to review applications. In January 2006, the FDA conducted a regulatory inspection related to adverse drug event reporting and customer complaint handling and issued the January 2006 Form 483. On February 10, 2006, the Company responded to the January 2006 Form 483 and provided an update on May 25, 2006 to its response. On March 6, 2006, the FDA commenced a cGMP inspection of the Davie, Florida manufacturing facility and on April 18, 2006, the FDA issued the April 2006 Form 483. The Company submitted its response to the FDA on May 5, 2006, which addressed ongoing and planned improvements to enhance two quality systems and provided two updates on June 16, 2006 and July 20, 2006 to its response. The Company believes it has already implemented responsive actions to certain observations in the April 2006 Form 483, and is in the process of addressing the remainder of the observations. On July 25, 2006, the Company met with the FDA in Washington, D.C. to further discuss its responses to the April 2006 Form 483. The Company believes that resolution of the OAI status is primarily dependent upon resolving the FDA’s observations concerning the Davie, Florida manufacturing facility, which would include, among other things, the FDA’s assessment of the Company’s response to the April 2006 Form 483 and the FDA’s previous 483s. If at any time, the FDA determines that the Company’s compliance is not satisfactory, the FDA could initiate enforcement actions to address any cGMP or other violations. Such enforcement action could have a material effect on the Company’s business and consolidated financial statements.

Andrx Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(in thousands, except for per share amounts)
     Due to meeting certain specified requirements, the Company has received $30,000 in development milestone payments in connection with its agreement with Takeda to develop and thereafter manufacture a combination product consisting of the Company’s approved 505(b)(2) NDA extended-release metformin and Takeda’s Actos (pioglitazone). This entire amount is reflected as deferred revenue in the June 30, 2006 Unaudited Condensed Consolidated Balance Sheet as, under certain defined circumstances, Andrx may be required to repay all or a portion of the $30,000 in development milestone payments from Takeda.
     In connection with the agreements with Sciele Pharma for the sale and licensing of certain rights and assets related to Altoprev, Andrx received $35,000 in proceeds, which are refundable if certain supply requirements, as defined, are not maintained over a specified period. This contingency abates ratably over a 30-month period beginning on August 1, 2005. As of June 30, 2006, the amount subject to this contingency was $22,167.
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
     The Company is continuing its process of strategically evaluating its overall business, including focusing internal resources on commercializing generic versions of controlled-release and oral contraceptive products, as well as the contract development of brand products for out-licensing. The Company is also pursuing business development opportunities to in-license immediate-release products in order to optimize and leverage its generic sales, marketing and distribution operations. Such efforts also include transferring the manufacturing of its current or future products. The Company’s strategic plan will include evaluation of its core competencies, but will also include an assessment of industry trends and dynamics. In connection with the evaluation, the Company is also evaluating its long-term needs for property, plant and equipment, including current facilities and future capital expenditures and is currently conducting a strategic real estate and facilities plan review where alternate strategies are being developed to meet the Company’s future R&D, manufacturing, distribution and marketing operations needs through different real estate and occupancy actions or scenarios. Such initiatives may include consolidating certain existing facilities and/or expanding manufacturing capacity in certain facilities. The Company anticipates completing its strategic plan and adopting a course of action for its facilities in 2006. As a result of adopting a course of actions for its real estate and facilities, it is possible that the Company may incur additional impairment charges for its facilities, which cannot be estimated at this time but could have a material adverse effect on the Company’s business and consolidated financial statements (see Note 6).
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Merger Agreement With Watson Pharmaceuticals, Inc.
     On March 12, 2006, we entered into an agreement and plan of merger with Watson Pharmaceuticals, Inc. whereby each share of our common stock outstanding immediately prior to the merger will be converted into $25.00 in cash. We filed a Hart-Scott Rodino (HSR) notification and report form (HSR Notification) with the Department of Justice and the Federal Trade Commission (FTC) on March 31, 2006. Watson and we received a second request for additional documentation from the FTC related to the HSR Notification on May 1, 2006, to which responses were submitted. We filed our definitive proxy statement seeking approval of the merger from our stockholders on May 18, 2006. The stockholders approved the merger at a special meeting held on June 28, 2006. Consummation of the merger, which is expected to occur in the third or fourth quarter of 2006, is subject to the satisfaction of certain customary closing conditions including, among others, (i) the expiration of the applicable waiting period under the HSR Antitrust Improvements Act of 1976, as amended, and (ii) no material adverse effect, as defined.
     On July 7, 2006, Watson and we amended the Merger Agreement. Under the initial terms of the Merger Agreement, either Watson or we could have terminated the Merger Agreement and abandoned the merger at any time on or after September 12, 2006, subject to certain conditions. The amendment extends the September 12, 2006 date to November 13, 2006, in the event that the merger cannot be consummated solely because: (i) the waiting period applicable to the consummation of the merger under the HSR Antitrust Improvements Act of 1976, as amended, has not expired or been terminated, (ii) a governmental entity has enjoined or prohibited the consummation of the merger, or (iii) there is a pending antitrust proceeding that would prohibit the consummation of the merger or that would otherwise have a material adverse effect for Watson and its subsidiaries, taken as a whole on a post-merger basis.
     The amendment also provides that in the event that the representations and warranties that will be made by us in the Merger Agreement are true and correct on September 12, 2006, then such representations and warranties, with limited exceptions, will be deemed to be true on all dates subsequent to September 12, 2006. In addition, in the event that no material adverse effect has occurred with regard to Andrx or its ability to consummate the merger on September 12, 2006, then no such material adverse effect will be deemed to exist on all dates subsequent to September 12, 2006.
     For the three and six months ended June 30, 2006, we incurred $3.8 million and $6.6 million, respectively, in merger costs.
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
     We have commercialized brand pharmaceuticals that, in some instances, use our proprietary controlled-release drug delivery technologies. On March 28, 2005, we sold and licensed certain rights and assets related to our former Fortamet® and Altoprev® brand products, to Sciele Pharma, Inc. (formerly known as First Horizon Pharmaceutical Corporation). We have agreed to continue to manufacture these products for Sciele Pharma.
     In September 2005, we learned that the Food and Drug Administration (FDA) had placed us in Official Action Indicated (OAI) status relating to the FDA’s May 2005 current Good Manufacturing Practices (cGMP) inspection of our Davie, Florida manufacturing facility and the related issuance of a Form 483 List of Inspectional Observations (May 2005 Form 483). We have fully responded to the May 2005 Form 483. The effect of an OAI designation is that FDA approval of pharmaceutical product applications are withheld. During the OAI status, we continue to submit and the FDA continues to review applications. In January 2006, the FDA conducted a regulatory inspection related to adverse drug event reporting and customer complaint handling and issued a Form 483 List of Inspectional Observations (January 2006 Form 483). On February 10, 2006, we responded to the January 2006 Form 483 and provided an update on May 25, 2006 to our response. On March 6, 2006, the FDA commenced a cGMP inspection of the Davie, Florida manufacturing facility and on April 18, 2006, the FDA issued a Form 483 List of Inspectional Observations consisting of nine observations (April 2006 Form 483). We submitted our response to the FDA on May 5, 2006, which addressed ongoing and planned improvements to enhance two quality systems and provided two updates on June 16, 2006 and July 20, 2006 to our response. We believe we have already implemented responsive actions to certain observations in the April 2006 Form 483, and are in the process of addressing the remainder of the observations. On July 25, 2006, we met with the FDA in Washington, D.C. to further discuss our responses to the April 2006 Form 483. We believe that resolution of our OAI status is primarily dependent upon resolving the FDA’s observations concerning the Davie, Florida manufacturing facility, which would include, among other things, the FDA’s assessment of our response to the April 2006 Form 483 and the FDA’s previous 483s. If at any time, the FDA determines that our compliance is not satisfactory, the FDA could initiate enforcement actions to address any cGMP or other violations.
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
     Key Performance Factors
     Our operating results have been and continue to be highly dependent on (i) a limited number of key products, particularly the revenues and profits from our generic versions of Cardizem® CD and, to a lesser extent, Tiazac®, (ii) our distribution business, whose revenues are impacted at a rate generally consistent with trends of the overall generic industry, and (iii) charges related to production of commercial inventories, pre-launch inventories, consulting fees, facilities impairment, under-utilization and inefficiencies at our manufacturing facilities, and (iv) levels of research and development (R&D).
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

     In our generic business, growth will continue to result primarily from the launch of our new products, particularly our generic versions of Concerta® and Biaxin® XL, as well as Toprol-XL® 50mg, for which we believe we have a 180-day period of market exclusivity, Toprol-XL 25mg, 100mg and 200mg strengths and additional oral contraceptives, as well as our participation in Amphastar Pharmaceuticals, Inc.’s commercialization of its generic version of Lovenox®, and will be influenced by the extent of competition our new and existing products will encounter. Growth will also depend on our ability to utilize or monetize the 180-day marketing exclusivity period that may be obtained as a result of being the first to successfully file an Abbreviated New Drug Application (ANDA) and a Paragraph IV certification for a patent protected product, and the expiration of others’ patent and exclusivity rights. If authorized generics are launched for any products for which we believe we may be entitled to exclusivity, our profitability will be significantly reduced. In addition, growth will depend on our ability to enter into arrangements with international and domestic companies with offshore affiliations for access to the development and/or supply of active pharmaceutical ingredients (API) and finished products at a lower price to leverage our sales, marketing, and distribution capabilities. Such growth will be offset by reductions in price and market share of our existing products from current and future competitors, as is customary in the generic market. Our ability to launch new generic products is subject to, among other things, removal from OAI status by the FDA, which places on hold approval of our pending ANDAs, obtaining final marketing approval from the FDA (FDA Approval), our compliance with cGMP and other FDA guidelines, our manufacturing capabilities and capacities, the successful resolution of pending litigation and Citizen Petitions relating to certain products, and our ability to scale-up and validate our manufacturing processes within the specification of our ANDA and consistently produce commercial quantities on a timely basis.
     In our contract services business, growth will be influenced by Sciele Pharma’s ability to market Altoprev and Fortamet and our related royalties, as well as our ability to meet the supply requirements for Altoprev in association with the Sciele Pharma agreements, and the timing of generic introductions of Altoprev and Fortamet. We have not received any Paragraph IV certifications for Fortamet or Altoprev. In addition, growth will also be impacted by our agreement with Takeda Chemical Industries, Ltd. related to a combination product of our approved 505(b)(2) New Drug Application (NDA) extended-release metformin and Takeda’s Actos®, the commercial success of that combination product, the timing of generic competition on Actos, if any, and our ability to enter into similar agreements with third parties that will leverage our formulation capabilities and our controlled-release technologies.
     In addition, future operating results will be influenced by various other factors described in our Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Annual Report) and in our other U.S. Securities and Exchange Commission (SEC) filings.

     Forward-Looking Statements
     Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein or which are otherwise made by or on behalf of Andrx that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “to,” “plan,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “would,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including but not limited to, which sanctions, if any, the FDA may seek in connection with its decision to place us in OAI status or after any current or future inspections, including without limitation sanctions relating to any failure to comply with cGMP requirements and if and when the “hold” on pharmaceutical product applications will be lifted; whether we will be able to satisfactorily resolve the FDA’s April 2006 483 — List of Inspectional Observations; our dependence on a relatively small number of products; the timing and scope of patents issued to our competitors; the timing and outcome of patent, class action, derivative and other litigation and future product launches; the submission and resolution of Citizen Petitions; whether we will be awarded any marketing exclusivity period and, if so, the precise dates thereof; whether we will forfeit our, or our partner’s, exclusivity or whether that exclusivity will expire before we enjoy a full 180 days of exclusivity; whether additional charges related to pre-launch inventory will be required; additional facilities impairment charges; government regulation generally; competition; manufacturing capacities; our ability to develop and successfully commercialize new products; API issues; the loss of revenues and profits from existing key products; increasing pricing pressures as a result of more competitors, including the launch of authorized generics into an exclusivity period; development and marketing expenses that may not result in commercially successful products; our inability to obtain, or the high cost of obtaining, licenses for third party technologies; our ability to meet the supply and manufacturing requirements of the Sciele Pharma, L. Perrigo Company, Takeda or Teva Pharmaceuticals USA agreements; the fact that our generic products are sold to, among others, major wholesalers, with whom we compete in our distribution operations; the consolidation or loss of customers; certain pricing guaranties to our distribution customers for products which cannot be returned to the manufacturers; our relationship with our suppliers and customers and their views, actions and reactions towards us following the announcement of our Watson transaction; difficulties in integrating, and potentially significant charges associated with, acquisitions of technologies, products and businesses; our inability to obtain sufficient finished goods for distribution, supplies and/or API from key suppliers; the impact of sales allowances; product liability claims; rising costs and limited availability of product liability and other insurance; management changes and the potential loss of key personnel; failure to comply with environmental laws; the absence of certainty regarding the receipt of required regulatory approvals or the timing or terms of such approvals; our ability to commercialize all of our pre-launch inventory; business interruption due to hurricanes or other events outside of our control and the completion of our merger with Watson Pharmaceuticals, Inc. Actual results may differ materially from those projected in a forward-looking statement. We are also subject to other risks detailed herein, in our 2005 Annual Report, or, from time to time, in our other SEC filings. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in our 2005 Annual Report and in our other SEC filings.
     Readers are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise, except as expressly required by law.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The preparation of these interim financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The most significant estimates we have made include, but are not limited to, those related to revenue recognition, sales allowances, allowance for doubtful accounts, inventories and cost of goods sold, determining the useful life or impairment of goodwill and other long-lived assets, litigation settlements and related liabilities, income taxes, self-insurance programs, and share-based compensation. We periodically evaluate estimates used in the preparation of the consolidated financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates will be made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, market conditions, historical experience and various assumptions, which together form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, estimates would differ if different assumptions were utilized and these estimates may prove in the future to have been inaccurate.
     Since December 31, 2005, none of the critical accounting policies, or our application thereof, as more fully described in our 2005 Annual Report, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three and six months ended June 30, 2006.
     Revenue Recognition, including Sales Allowances
     Distributed product revenues are derived from the sale of pharmaceutical products purchased from third parties, including generic products sold on behalf of our unconsolidated joint ventures. Andrx product revenues include our generic and brand product revenues. Andrx generic product revenues are derived from the sale of generic products either manufactured by us pursuant to our ANDAs or sold with our National Drug Code (NDC), but exclude generic products sold on behalf of our unconsolidated joint ventures. Andrx brand product revenues were revenues derived from the sale of brand products either manufactured by us pursuant to our NDAs or sold with our NDC through March 31, 2005. Sales generated by the Entex® and Anexsia® product lines, previously reflected in Andrx brand product revenues, are included in Andrx generic product revenues.
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
     Our most significant sales allowances vary depending upon the business segment. In our distribution business, where sales allowances were 4.9% of gross sales for the six months ended June 30, 2006, our most significant sales allowances are for estimated returns, discounts and rebates. Sales allowances for estimated discounts and rebates have historically been predictable and less subjective. In our generic business, where sales allowances were 41.7% of gross sales for the six months ended June 30, 2006, our most significant sales allowances are for estimated discounts, customer and Medicaid rebates, returns, chargebacks and shelf stock adjustments. Of these estimates, the estimates for returns, chargebacks and shelf stock adjustments are more subjective and, consequently, may be subject to more fluctuation. In our brand business, where sales allowances were 19.8% of gross sales through its disposition in March 2005, our most significant sales allowances were for estimated discounts, returns, Medicaid rebates and managed care rebates. Of these estimates, the estimates for returns are more subjective and, therefore, may be subject to more fluctuation.
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
     In our distribution business, our return allowances as a percentage of gross sales were 1.2% and 1.7% for the six months ended June 30, 2006 and 2005, respectively. If our distribution return allowances as a percentage of gross revenues were to differ by 10% from our estimates, our distribution business return allowances for the six months ended June 30, 2006 would change by $419,000. In our generic product business, our return allowances as a percentage of gross sales were 1.9% and 1.1% for the six months ended June 30, 2006 and 2005, respectively. If our generic return allowances as a percentage of gross revenues were to differ by 10% from our estimates, our generic business return allowances for the six months ended June 30, 2006 would change by $442,000.

     Chargebacks — We enter into agreements with certain pharmacy chains and other customers to establish contract pricing for certain of our products, which these entities purchase from wholesalers. Alternatively, we enter into agreements with certain wholesalers to establish contract pricing for certain products that the wholesaler will agree to place in their preferential pricing programs. Under either form of agreement, we will provide our wholesalers with a credit for an amount equal to the difference between our agreed upon contract price and the price we previously invoiced to the wholesaler. The provision for chargebacks is based on our estimate of wholesaler inventory levels and the expected sell-through of our products by the wholesalers to our indirect customers at the contract price, based on historical chargeback experience and other factors. Our estimates of inventory levels at the wholesalers are subject to inherent limitations, as we rely on third party data, including data provided by the wholesalers, and their data may itself rely on estimates, and be subject to other limitations. We periodically monitor the factors that influence our provision for chargebacks, and make adjustments when we believe that actual chargebacks may differ from established allowances. These adjustments occur in a relatively short period of time.
     As of June 30, 2006, our chargebacks as a percentage of our estimate of generic product inventory levels at wholesalers was 57%, based on historical experience, our estimate of wholesaler inventory levels and the expected sell-through of our generic products by the wholesalers at the contract price. Prior to the 2005 third quarter, chargebacks as a percentage of our estimate of generic product inventory levels at wholesalers ranged from 16% to 24%. The increase is mainly due to our sales of generic Paxil®, supplied by Genpharm Inc., to wholesale customers. If actual chargebacks as a percentage of the inventory levels at wholesalers or our estimate of wholesaler inventory levels were to differ by 10% from the rates or levels used in our provision estimate, the impact on our chargeback allowance as of June 30, 2006 would be $1.3 million.
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
     As of June 30, 2006, our generic business shelf stock adjustment allowance was based on estimated declines in market price by product ranging from 2% to 20% and estimated levels of inventory at customers by product ranging from approximately one month to two months on average. If actual declines in market price were to differ by 5% on average from our estimates, the impact on our generic business shelf stock adjustment allowance as of June 30, 2006 would be $2.5 million. If actual levels of inventory at customers were to differ by 10% from our estimates, the impact on our generic business shelf stock adjustment allowance as of June 30, 2006 would be $641,000.
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
     When we manufacture products for others, such as Fortamet and Altoprev for Sciele Pharma, we recognize the contract manufacturing revenue when product is shipped. When we provide R&D services to others, we recognize revenue when the services are rendered.
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
     As of June 30, 2006 and December 31, 2005, we had pre-launch inventories pending FDA Approval and/or satisfactory resolution of litigation broken down as follows:

	June 30,	December 31,
	2006	2005
	($ in thousands)
Raw materials	$16,414	$17,005
Work in process	—	497
Finished goods	—	899

	$16,414	$18,401

     Pre-launch inventories as of June 30, 2006 consisted primarily of the Company’s generic versions of Biaxin® XL, which has been approved by FDA and is subject to patent litigation (see Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements), and, to a lesser extent, Accupril®, which has been approved by FDA, and Concerta®, which is subject to, among other things, patent litigation, Citizen Petitions and potentially exclusivity rights of others (see Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements). Pre-launch inventories as of December 31, 2005 consisted primarily of our generic versions of Biaxin XL, Concerta, and Monopril®, which was launched in January 2006. The remaining shelf lives of our pre-launch inventories generally exceed one year.

     Impairment or Disposal of Long-Lived Assets
     We utilize the provisions of Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to determine whether impairment has occurred. Fair value, as determined by appraisal or discounted cash flow analysis, is compared to the carrying value in calculating any impairment.
     We continue our process of strategically evaluating our overall business, including focusing internal resources on commercializing generic versions of controlled-release and oral contraceptive products, as well as the contract development of brand products for out-licensing. In connection with the evaluation, we are also evaluating our long-term needs for property, plant and equipment, including current facilities and future capital expenditures and are currently conducting a strategic real estate and facilities plan review where alternate strategies are being developed to meet our future R&D, manufacturing, distribution and marketing operations needs through different real estate and occupancy actions or scenarios. Such initiatives may include consolidating certain existing facilities and/or expanding manufacturing capacity in certain facilities.
     In connection with our ongoing strategic real estate and facilities plan review and as a result of the March 2006 amendment to the oral contraceptives agreement with Teva whereby we received the right to, among other things, subcontract our manufacturing obligations (see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements), we determined that we would discontinue the manufacturing of our oral contraceptive products at our current Davie, Florida facility, would not use our future planned oral contraceptive facility in Weston, Florida, thereby avoiding significant capital expenditures, and would transfer the manufacturing of our oral contraceptive products to contract manufacturers in approximately one year. Consequently, in the first quarter of 2006, we reviewed our oral contraceptive facilities and manufacturing equipment for impairment and recorded a charge of $16.2 million to our Generic Product Segment cost of goods sold, which included a $13.3 million write-down of leasehold improvements and manufacturing equipment at our future planned oral contraceptive facility in Weston, Florida to their estimated fair value, which is primarily based on internal estimates of salvage value, and a $2.9 million liability for operating lease rentals and associated costs that we will continue to incur for that facility without economic benefits. In addition, in April 2006, we began depreciating and amortizing the remaining $8.3 million carrying value of our current oral contraceptive assets in Davie, Florida over a one-year period, which will increase the annual depreciation and amortization expense related to these assets by $7.5 million. We will continue to periodically assess the carrying value of our current oral contraceptive assets and their useful lives whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, as appropriate (see Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements).
     We purchased our North Carolina facility in December 2002 for approximately $28.3 million, and began renovating the facility in 2003. In June 2004, we determined that a significant expansion of our Florida facilities would allow us to fulfill our current and projected manufacturing requirements through at least 2007, and decided to discontinue renovation of our North Carolina facility. These actions, among other things, made it more likely than not that this facility would be sold. Accordingly, in June 2004, we recorded a $14.5 million impairment charge to our Generic Products Segment cost of goods sold, which represented the difference between the carrying value and the estimated fair value of our North Carolina facility based on independent appraisals. We entered into a listing agreement for this facility in July 2005. For the year ended December 31, 2005, we reassessed the estimated fair value of this facility based on the then current market conditions, including an independent appraisal, resulting in an additional $10.0 million impairment charge to our Generic Products Segment cost of goods sold. In June 2006, we entered into an agreement to sell this facility, which is subject to, among other things, the buyer’s due diligence and the satisfaction of certain closing conditions. Management currently estimates that it is likely that the sale of this facility will be completed within one year.

As a result, we have classified the facility and related deferred tax assets, net, as assets held for sale. The ultimate amount realized from the sale of this facility may differ from our estimate of fair value less costs to sell.
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
     Income Taxes
     Our estimated annual effective tax rate is based on estimates of expected income, statutory tax rates and tax planning strategies. Significant judgment is required in determining the effective tax rate and the ultimate resolution of our tax return positions. Despite our belief that our tax return positions are correct, our policy is to establish liabilities for uncertain tax positions that may be impacted by examinations by tax authorities. Liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.
     Share-Based Compensation
     Effective January 1, 2006, we adopted SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) using the modified prospective application, whereby we began recognizing share-based compensation expense in the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 for stock options in the amounts of $258,000 and $442,000, respectively, and for the Company’s Employee Stock Purchase Plan (ESPP) in the amounts of $55,000, and $88,000, respectively. Under the modified prospective application, prior periods are not restated. Prior to January 1, 2006, we accounted for share-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options were granted under those plans with an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no share-based employee compensation expense for stock options is reflected in the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2005. For restricted stock unit (RSU) grants, the fair value on the date of the grant was fixed and amortized on a straight-line basis over the related period of service for service based grants and over the performance period for performance based grants to the extent management believed the performance based criteria would be achieved. Such amortization expense was included in selling, general and administrative expenses (SG&A).
     There were no changes to valuation methodology or assumptions in estimating the fair value of options and RSUs compared to those used under SFAS 123 “Accounting for Stock-Based Compensation” (SFAS 123), with the exception of the consideration of forfeitures. Previously, forfeitures were recognized as they occurred. However, under SFAS 123(R), forfeitures are now being estimated when recognizing compensation cost, based on historical experience. Effective January 1, 2006, we recorded an adjustment of $695,000, net of income taxes, for the cumulative effect of a change in accounting principle to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods.
     During 2005, we discontinued our practice of issuing options, and on March 2, 2005, we accelerated the vesting of out-of-the-money unvested stock options based on a review of our long-term incentive programs in light of current market conditions and the issuance of SFAS 123(R). An option was considered out-of-the-money if the exercise price was greater than the March 2, 2005 NASDAQ market closing price of $21.57. As a result of the acceleration, options outstanding at March 2, 2005 to acquire approximately 2 million shares of common stock, with a weighted-average exercise price of $34.98, became immediately exercisable. The acceleration of the vesting of these stock options eliminates the need for recognizing compensation expense associated with these options. In accordance with APB Opinion 25, this acceleration did not result in the recognition of any compensation expense; however, under the fair value-based method of accounting of SFAS 123, compensation expense would have been recognized, resulting in the significant increase in pro forma compensation expense for 2005. Effective January 1, 2006, we began to expense the remaining unvested stock options. We recognized $258,000 and $442,000 of compensation expense associated with options for the three and six months ended June 30, 2006, respectively. We have estimated that the compensation expense to be recognized related to these options will be approximately $657,000, to be recognized over a weighted average period of approximately 9.5 months.
     As of June 30, 2006, estimated future compensation expense associated with unvested RSUs net of forfeitures is $10.9 million, to be recognized over a weighted average period of 4.4 years.
     Under SFAS 123(R), our ESPP is compensatory.

ANDRX CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
Revenues and Gross Profit

	Three Months Ended
	June 30,	June 30,
	2006	2005
	(In thousands)
Distributed Products
Gross revenues	$185,645	$180,290
Sales allowances	8,201	11,469
Sales allowances as a % of gross revenues	4.4%	6.4%
Net revenues	177,444	168,821
Gross profit	31,930	34,252
Gross margin	18.0%	20.3%
Andrx Products — Generic
Gross revenues	$120,253	$114,459
Sales allowances	51,744	36,124
Sales allowances as a % of gross revenues	43.0%	31.6%
Net revenues	68,509	78,335
Gross profit	16,476	22,532
Gross margin	24.0%	28.8%
TOTAL PRODUCT REVENUES
Gross revenues	$305,898	$294,749
Sales allowances	59,945	47,593
Sales allowances as a % of gross revenues	19.6%	16.1%
Net revenues	245,953	247,156
Gross profit	48,406	56,784
Gross margin	19.7%	23.0%
LICENSING, ROYALTIES AND OTHER
Net revenues	$8,798	$14,554
Gross profit	3,214	5,286
Gross margin	36.5%	36.3%
TOTALS
Net revenues	$254,751	$261,710
Gross profit	51,620	62,070
Gross margin	20.3%	23.7%

Three Months Ended June 30, 2006 (2006 Quarter) Compared to Three Months Ended June 30, 2005 (2005 Quarter)
     For the 2006 Quarter, we generated net income of $1.4 million, compared to net income of $8.0 million for the 2005 Quarter.
Revenues and Gross Profit
     Distributed Products
     Revenues from distributed products increased by 5.1% to $177.4 million for the 2006 Quarter, compared to $168.8 million for the 2005 Quarter. The $8.6 million increase reflects our participation in the distribution of new generic product introductions, which included generic versions of Pravachol® in April 2006 and Zocor® in June 2006, the impact of a $2.6 million charge taken in the 2005 Quarter for returns related to Able Laboratories, Inc.’s recall of its products, and $2.6 million in increased sales of certain brand products, partially offset by the overall price declines and competition for market share as is common to generic products, and the discontinuation in the 2005 third quarter of sales of certain products to most Internet pharmacies and certain pain clinics. Sales to Internet pharmacies and certain pain clinics were $9.4 million in the 2005 Quarter. Price erosion was greater in the first half of 2006 and 2005 compared to earlier historical levels. In addition, there were fewer products with price increases. In the 2006 Quarter, gross profit from distributed products decreased by $2.3 million to $31.9 million with a gross margin of 18.0%, compared to $34.3 million of gross profit with a gross margin of 20.3% for the 2005 Quarter. When we participate in the distribution of generic products that face limited competition such as new launches with exclusivity, we generally generate higher revenues and lower gross margins. When such products encounter additional competition, the resulting lower prices generally result in lower revenues, but higher gross margins, as we generally are able to purchase such products at relatively more competitive prices.
     Sales allowances as a percentage of gross revenues decreased to 4.4% in the 2006 Quarter from 6.4% in the 2005 Quarter. The decrease was primarily attributable to the impact of a $2.6 million charge taken in the 2005 Quarter for returns related to Able’s recall of its products.
     In recent years, electronic ordering (Internet and Palm-ordering devices) by our customers has become significant in our distribution operations. During the first half of 2006 and 2005, approximately 40% and 30%, respectively, of sales from our distribution operations were generated through our order entry Internet sites, AndaNet.com and VIPPharm.com, and our Palm-ordering devices, AndaConnect and VIPConnect. Furthermore, with our electronic Controlled Substance Ordering System (CSOS) launched in October 2005, we now distribute Schedule II controlled substances (CII) via electronic orders to approved pharmacies.
     Andrx Products
     Generic Products
     For the 2006 Quarter, revenues from our generic products decreased by 12.5% to $68.5 million, compared to $78.3 million for the 2005 Quarter. Our generic product sales include sales of (i) generic controlled-release products, (ii) generic immediate-release and oral contraceptive products, and (iii) other products, which include our Entex and Anexsia product lines, previously reflected in Andrx brand product revenues. There were no significant product introductions during the first half of 2006 or 2005.
     Revenues from our generic controlled-release products were $52.5 million for the 2006 Quarter, compared to $57.2 million for the 2005 Quarter, a decrease of $4.7 million, or 8.2%. The decrease in revenues from controlled-release products primarily resulted from $5.8 million in decreased revenues from generic Glucotrol XL, supplied by Pfizer (volume decreases of $4.2 million and price decreases of $1.6 million) mainly due to increased competition, and, to a lesser extent, $1.3 million in decreased revenues from our generic version of OTC Claritin-D® 24 (primarily volume decreases), mainly due to recently enacted state laws regulating the sale of pseudoephedrine products and pharmacies moving the product behind the pharmacy counter, $740,000 in decreased revenues from our generic version of Dilacor XR® (both volume and price decreases), and $653,000 in decreased revenues from our generic version of K-Dur® (both volume and price decreases), partially offset by $2.5 million in increased revenues from our generic version of Tiazac® (both volume and price increases) mainly due to increased market share and sales to Canada, and $1.7 million in increased revenues from our generic version of Cardizem CD (volume increases of $4.0 million, partially offset by price decreases of $2.3 million), mainly due to increased market share and sales in Canada, partially offset by increased competition resulting in lower prices.
     Revenues from our generic immediate-release and oral contraceptive products were $15.4 million for the 2006 Quarter, compared to $18.8 million in the 2005 Quarter, a decrease of $3.4 million, or 17.8%. This decrease primarily resulted from a decrease in revenues from our generic version of Glucophage of $4.8 million (primarily volume decreases) due to intense competition, which, in some instances, has eroded prices to levels where we can no longer compete, partially offset by $2.1 million in increased revenues from the generic version of Ventolin®, supplied by Amphastar, (primarily price increases) mainly due to a competitor exiting the market. Our agreement with Amphastar to purchase generic Ventolin will expire in November 2006.
     Revenues from our other products were $555,000 for the 2006 Quarter, compared to $2.3 million in the 2005 Quarter. The decrease was mainly due to decreases in revenues from our Entex product line.
     Sales allowances as a percentage of gross revenues increased to 43.0% in the 2006 Quarter from 31.6% in the 2005 Quarter. The increase was primarily attributable to an increase in chargebacks as a percentage of gross revenues, mainly due to increases in sales subject to chargebacks, primarily our sales of generic Paxil, supplied by Genpharm, to wholesale customers, partially offset by a decrease in rebates paid to customers, mainly due to some customers implementing a more simplified net pricing structure.
     In the 2006 Quarter, our generic products generated $16.5 million of gross profit with a gross margin of 24.0%, compared to $22.5 million of gross profit with a gross margin of 28.8% in the 2005 Quarter. The $6.0 million decrease in gross profit resulted primarily from increased consulting fees, as well as other inventory related charges, decreased revenues, and accelerated depreciation and amortization of the remaining oral contraceptive assets in Davie, Florida, partially offset by decreased charges related to pre-launch inventories.
     In the 2006 Quarter, we recorded charges directly to cost of goods sold of $1.4 million related to production of commercial inventories, $5.8 million related to consulting fees to improve our quality and manufacturing processes, $476,000 related to pre-launch inventories, $1.4 million for under-utilization and inefficiencies at our manufacturing facilities, $2.2 million in other inventory related charges, and $1.9 million of accelerated depreciation and amortization of the remaining oral contraceptive assets in Davie, Florida. In the 2005 Quarter, we recorded charges directly to cost of goods sold of $1.6 million related to production of commercial inventories, $1.6 million related to consulting fees to improve our quality and manufacturing processes, $4.9 million related to pre-launch inventories (mainly due to $4.3 million related to our generic version of Concerta, primarily resulting from the aging of product that may be short-dated by the date we anticipate that our product will likely be approved and sold), and $1.9 million for under-utilization and inefficiencies at our manufacturing facilities.
     Over the past two years, we have continued to improve our quality and manufacturing processes and general operations. Steps we have taken to achieve this include retaining outside consultants to assist in the improvement of our scientific, R&D, regulatory, quality and manufacturing operations. However, we expect to continue to experience charges to cost of goods sold related to production of commercial inventories, consulting fees, and under-utilization and inefficiencies at our manufacturing facilities. Many of these charges relate to the expansion of our manufacturing facilities in anticipation of new product launches and other factors, as well as the cost of maintaining the North Carolina facility until its anticipated sale is completed.

     The decrease in gross margin from our generic products for the 2006 Quarter, compared to the 2005 Quarter, resulted primarily from increased consulting fees and other commercial inventory related charges, as well as the accelerated depreciation and amortization of the remaining oral contraceptive assets in Davie, Florida, partially offset by decreased charges related to pre-launch inventories, and a change in product mix.
Licensing, Royalties and Other Revenue
     In the 2006 Quarter, we earned $8.8 million in licensing, royalties and other revenue, compared to $14.6 million in the 2005 Quarter. Licensing, royalties and other revenue were as follows (in thousands):

		Three Months Ended
		June 30,
Company	Product(s)	2006	2005
Sciele Pharma	Altoprev	$3,054	$3,488
Sciele Pharma	Fortamet	3,831	4,333
KUDCo	Generic Prilosec	—	1,645
Mallinckrodt	Generic Anexsia	—	1,612
Takeda	Extended-release metformin/pioglitazone	1,211	1,754
Teva	Generic oral contraceptives	605	887
Ranbaxy	Generic Monopril-HCT	—	647
Other	Various	97	188

		$8,798	$14,554

     Revenues and Costs Related to Sciele Pharma
     The following is a summary of the licensing, royalties and other revenues from our agreements with Sciele Pharma (in thousands):

	Three Months Ended
	June 30,
	2006	2005
Contract manufacturing revenue	$3,289	$3,876
Amortization of deferred revenue	2,125	1,250
Licensing and royalties	1,471	2,695

Total revenue	$6,885	$7,821

     Cost of goods sold in the 2006 and 2005 Quarters included royalties and product rights amortization related to Fortamet, resulting from our agreement with Sandoz, and in the 2005 Quarter production related charges of $1.5 million (see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).
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

     We have recorded as licensing, royalties and other revenue contract R&D services rendered to Takeda, consisting primarily of labor and overhead associated with the development of a combination product consisting of our approved 505(b)(2) NDA extended-release metformin and Takeda’s Actos (pioglitazone).
     We have recorded as licensing, royalties and other revenue R&D services rendered to Teva associated with the development of generic versions of oral contraceptive products.
     The licensing, royalties and other revenue we derived from our agreement with Ranbaxy Pharmaceuticals, Inc. related to Monopril-HCT® ended in June 2005.
SG&A
     SG&A were $41.0 million, or 16.1% of total revenues for the 2006 Quarter, compared to $39.1 million, or 14.9% of total revenues for the 2005 Quarter. This increase of $1.9 million was primarily attributable to an increase in distribution SG&A of $2.4 million, and an increase in corporate overhead of $2.4 million, partially offset by a decrease in brand SG&A of $3.0 million.
     The increase in distribution SG&A of $2.4 million was mainly due to an increase in wages and benefits of $1.3 million, as well as an increase in freight costs of $332,000.
     The increase in corporate overhead of $2.4 million was mainly due to $3.8 million of merger expenses in the 2006 Quarter, partially offset by a decrease in wages and benefits of $1.4 million.
     The decrease in brand SG&A was primarily attributable to the termination of substantially all brand business employees effective May 2005.
R&D
     R&D costs were $13.0 million for the 2006 Quarter, compared to $12.6 million in the 2005 Quarter, an increase of $408,000, or 3.3%. The increase in R&D spending was attributable to an increase in our contract services R&D of $776,000 primarily due to increased costs associated with the development of a combination product for Takeda comprised of our FDA approved extended-release metformin product and Takeda’s Actos (pioglitazone), partially offset by a decrease in generic (ANDA) R&D of $368,000. The decrease in generic R&D is primarily due to decreased biostudy fees of $1.6 million and facility costs of $601,000, partially offset by increased wages of $730,000, and increased consulting fees of $520,000 in order to improve our R&D operations, as well as costs of $569,000 incurred in the 2006 Quarter associated with our arrangement with InvaGen Pharmaceuticals Inc. We submitted three ANDAs to the FDA in both the 2006 and 2005 Quarters.
     Our internal R&D efforts are currently focused on developing controlled-release generic products, using our proprietary, controlled-release drug delivery technologies, as well as oral contraceptives and selective immediate-release products. Our external R&D efforts are currently focused on developing immediate-release generic products with companies that are vertically integrated, primarily from India. We are also working on the development of a combination product comprised of our FDA approved extended-release metformin product and Actos (pioglitazone), marketed by Takeda. For the 2006 and 2005 Quarters, licensing, royalties and other revenue included $1.8 million and $2.6 million, respectively, for R&D services rendered to Takeda and Teva.

Equity in Earnings of Unconsolidated Joint Ventures
     Equity in earnings of our unconsolidated joint ventures (ANCIRC and CARAN) in the 2006 Quarter was $615,000, compared to $715,000 in the 2005 Quarter. The decrease is primarily due to a decrease in ANCIRC’s gross profit on sales of generic Oruvail®, as a result of temporarily discontinuing the manufacture of this product. ANCIRC is a 50/50 joint venture with Watson Pharmaceuticals, Inc. and CARAN is a 50/50 joint venture with Carlsbad Technologies, Inc.
Interest Income
     Interest income was $4.0 million in the 2006 Quarter, compared to $2.4 million in the 2005 Quarter. The $1.6 million increase in interest income is primarily the result of the higher average level of cash, cash equivalents and total investments available-for-sale maintained during the 2006 Quarter compared to the 2005 Quarter, as well as an increase in interest rates. We invest in short-term and long-term taxable, tax-advantaged and tax-free investment grade securities.
Interest Expense
     There was no interest expense in the 2006 Quarter. In the 2005 Quarter, interest expense was $584,000, primarily related to the unused line fee and amortization of issuance costs related to the secured line of credit we terminated as of October 19, 2005.
Income Taxes
     For the 2006 Quarter, we provided for an income tax expense of $790,000, at the expected annual effective federal statutory rate of 35%. The effect of state income taxes was offset by our expected permanent items, which include, among other things, the domestic manufacturing deduction resulting as set forth in the American Jobs Creation Act of 2004. For the 2005 Quarter, we provided for an income tax expense of $4.9 million, which was in excess of the expected annual effective federal statutory rate of 35% primarily due to the effect of state income taxes.
     The IRS is in the process of concluding their audits for the years 1999 through 2002. During those years, despite our belief that our tax return positions are correct, we established liabilities for uncertain tax positions that may become payable in the event our positions are not upheld.

ANDRX CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
Revenues and Gross Profit

	Six Months Ended
	June 30,	June 30,
	2006	2005
	(In thousands)
Distributed Products
Gross revenues	$353,795	$367,235
Sales allowances	17,260	18,689
Sales allowances as a % of gross revenues	4.9%	5.1%
Net revenues	336,535	348,546
Gross profit	64,089	67,299
Gross margin	19.0%	19.3%
Andrx Products — Generic
Gross revenues	$234,966	$220,304
Sales allowances	97,942	63,421
Sales allowances as a % of gross revenues	41.7%	28.8%
Net revenues	137,024	156,883
Gross profit	13,027	52,257
Gross margin	9.5%	33.3%
Andrx Products — Brand
Gross revenues	$—	$17,293
Sales allowances	—	3,427
Sales allowances as a % of gross revenues	—	19.8%
Net revenues	—	13,866
Gross profit	—	8,672
Gross margin	—	62.5%
Andrx Products-Total
Gross revenues	$234,966	$237,597
Sales allowances	97,942	66,848
Sales allowances as a % of gross revenues	41.7%	28.1%
Net revenues	137,024	170,749
Gross profit	13,027	60,929
Gross margin	9.5%	35.7%
TOTAL PRODUCT REVENUES
Gross revenues	$588,761	$604,832
Sales allowances	115,202	85,537
Sales allowances as a % of gross revenues	19.6%	14.1%
Net revenues	473,559	519,295
Gross profit	77,116	128,228
Gross margin	16.3%	24.7%
LICENSING, ROYALTIES AND OTHER
Net revenues	$22,621	$20,798
Gross profit	8,471	11,071
Gross margin	37.4%	53.2%
TOTALS
Net revenues	$496,180	$540,093
Gross profit	85,587	139,299
Gross margin	17.2%	25.8%

Six Months Ended June 30, 2006 (2006 Period) Compared to Six Months Ended June 30, 2005 (2005 Period)
     For the 2006 Period, we generated a net loss of $9.9 million, compared to net income of $43.3 million for the 2005 Period.
Revenues and Gross Profit
     Distributed Products
     Revenues from distributed products decreased by 3.4% to $336.5 million for the 2006 Period, compared to $348.5 million for the 2005 Period. The $12.0 million decrease reflects the overall price declines and competition for market share as is common to generic products, as well as the discontinuation in the 2005 third quarter of sales of certain products to most Internet pharmacies and certain pain clinics and sales of certain brand products, partially offset by our participation in the distribution of new generic product introductions, which included generic versions of Pravachol in April 2006 and Zocor in June 2006, and the impact of a $2.6 million charge taken in the 2005 Period for returns related to Able’s recall of its products. At the end of March 2006, we reintroduced limited brand products that had previously been discontinued. Sales to Internet pharmacies and certain pain clinics were $17.3 million in the 2005 Period. Price erosion was greater in the 2006 Period and 2005 compared to earlier historical levels. In addition, there were fewer products with price increases. In the 2006 Period, gross profit from distributed products decreased by $3.2 million to $64.1 million with a gross margin of 19.0%, compared to $67.3 million of gross profit with a gross margin of 19.3% for the 2005 Period.
     Andrx Products
     Generic Products
     For the 2006 Period, revenues from our generic products decreased by 12.7% to $137.0 million, compared to $156.9 million for the 2005 Period.
     Revenues from our generic controlled-release products were $101.5 million for the 2006 Period, compared to $116.2 million for the 2005 Period, a decrease of $14.7 million, or 12.7%. The decrease in revenues from controlled-release products primarily resulted from $9.1 million in decreased revenues from generic Glucotrol XL, supplied by Pfizer (volume decreases of $5.5 million and price decreases of $3.6 million) mainly due to increased competition, and, to a lesser extent, $3.4 million in decreased revenues from our generic version of OTC Claritin-D 24 (primarily volume decreases) mainly due to recently enacted state laws regulating the sale of pseudoephedrine products and pharmacies moving the product behind the pharmacy counter, $2.1 million in decreased revenues from our generic version of Cardizem CD (price decreases of $6.3 million partially offset by volume increases of $4.2 million) mainly due to price decreases resulting from increased competition partially offset by increased market share and sales to Canada, $2.2 million in decreased revenues from our generic version of K-Dur (both volume and price decreases), and $1.6 million in decreased revenues from our generic version of Dilacor XR (equally volume and price decreases), partially offset by $4.2 million in increased revenues from our generic version of Tiazac (both volume and price increases) mainly due to increased market share and sales to Canada.
     Revenues from our generic immediate-release and oral contraceptive products were $32.7 million for the 2006 Period, compared to $34.6 million in the 2005 Period, a decrease of $1.9 million, or 5.5%. This decrease primarily resulted from a decrease in revenues from our generic version of Glucophage of $9.5 million (primarily volume decreases) due to intense competition, which, in some instances, has eroded prices to levels where we can no longer compete, and to a lesser extent, $742,000 in decreased revenues from the generic version of Vicoprofen® (primarily price decreases), and $695,000 in decreased revenues from the generic version of Pletal®, supplied by Genpharm, (primarily price decreases), partially offset by $5.7 million in increased revenues from the generic version of Paxil, supplied by Genpharm, (volume increases of $11.1 million partially offset by price decreases of $5.4 million) mainly due to increased sales to wholesale customers offset by price declines due to competition, and $3.4 million in increased revenues from the generic version of Ventolin, supplied by Amphastar, (primarily price increases) mainly due to a competitor exiting the market. Our agreement with Amphastar to purchase generic Ventolin will expire in November 2006.
     Revenues from our other products were $2.8 million for the 2006 Period, compared to $6.1 million in the 2005 Period. The decrease was mainly due to decreases in revenues from our Entex product line.
     Sales allowances as a percentage of gross revenues increased to 41.7% in the 2006 Period from 28.8% in the 2005 Period. The increase was primarily attributable to an increase in chargebacks as a percentage of gross revenues, mainly due to increases in sales subject to chargebacks, primarily our sales of generic Paxil, supplied by Genpharm, to wholesale customers, partially offset by a decrease in rebates paid to customers, mainly due to some customers implementing a more simplified net pricing structure.
     In the 2006 Period, our generic products generated $13.0 million of gross profit with a gross margin of 9.5%, compared to $52.3 million of gross profit with a gross margin of 33.3% in the 2005 Period. The $39.3 million decrease in gross profit resulted primarily from increased other charges to cost of goods sold, mainly due to a $16.2 million impairment charge in the first quarter of 2006 related to our future planned oral contraceptive facility and manufacturing equipment in Weston, Florida, increased consulting fees, reductions in revenues, and increased charges related to production of commercial inventories, partially offset by decreased charges related to pre-launch inventories.
     In connection with our ongoing strategic real estate and facilities plan review and as a result of the March 2006 amendment to the oral contraceptives agreement with Teva whereby we received the right to, among other things, subcontract our manufacturing obligations (see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements), we determined that we would discontinue the manufacturing of our oral contraceptive products at our current Davie, Florida facility, would not use our future planned oral contraceptive facility in Weston, Florida, thereby avoiding significant capital expenditures, and would transfer the manufacturing of our oral contraceptive products to contract manufacturers in approximately one year. Consequently, in the first quarter of 2006, we reviewed our oral contraceptive facilities and manufacturing equipment for impairment and recorded a charge of $16.2 million to our Generic Product Segment cost of goods sold, which included a $13.3 million write-down of leasehold improvements and manufacturing equipment at our future planned oral contraceptive facility in Weston, Florida to their estimated fair value, which is primarily based on internal estimates of salvage value, and a $2.9 million liability for operating lease rentals and associated costs that we will continue to incur for that facility without economic benefits. In addition, in April 2006, we began depreciating and amortizing the remaining $8.3 million carrying value of our current oral contraceptive assets in Davie, Florida over a one-year period, which will increase the annual depreciation and amortization expense related to these assets by $7.5 million. We will continue to periodically assess the carrying value of our current oral contraceptive assets and their useful lives whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, as appropriate (see Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements).
     In the 2006 Period, we also recorded charges directly to cost of goods sold of $8.5 million related to production of commercial inventories, due to, among other things, equipment failures, $13.2 million related to consulting fees to improve our quality and manufacturing processes, $808,000 related to pre-launch inventories, $5.1 million for under-utilization and inefficiencies at our manufacturing facilities, $3.8 million in other inventory related charges, and $1.9 million of accelerated depreciation and amortization of the remaining oral contraceptive assets in Davie, Florida. In the 2005 Period, we recorded charges directly to cost of goods sold of $2.9 million related to production of commercial inventories, $2.2 million related to consulting fees to improve our quality and manufacturing processes, $6.1 million related to pre-launch inventories (including $5.3 million related to our generic version of Concerta, primarily resulting from the aging of product that may be short-dated by the date we anticipate that our product will likely be approved and sold), $4.3 million for under-utilization and inefficiencies at our manufacturing facilities, and $3.4 million in other inventory related charges.

     The decrease in gross margin from our generic products for the 2006 Period, compared to the 2005 Period, resulted primarily from the $16.2 million impairment charge in the first quarter of 2006 related to our future planned oral contraceptive facility and manufacturing equipment in Weston, Florida, increased consulting fees, and increased charges related to production of commercial inventories, partially offset by decreased charges related to pre-launch inventories.
     Disposition of Brand Business
     For the first quarter of 2005, revenues from our brand products were $13.9 million with gross profit of $8.7 million and a gross margin of 62.5%. On March 28, 2005, we entered into agreements with Sciele Pharma for the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products, and the manufacturing and supply of these products (see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).
Licensing, Royalties and Other Revenue
     In the 2006 Period, we earned $22.6 million in licensing, royalties and other revenue, compared to $20.8 million in the 2005 Period. Licensing, royalties and other revenue were as follows (in thousands):

		Six Months Ended
		June 30,
Company	Product(s)	2006	2005
Sciele Pharma	Altoprev	$7,972	$3,979
Sciele Pharma	Fortamet	9,180	4,628
KUDCo	Generic Prilosec	852	3,769
Mallinckrodt	Generic Anexsia	750	2,788
Takeda	Extended-release metformin/pioglitazone	2,420	2,434
Teva	Generic oral contraceptives	605	887
Ranbaxy	Generic Monopril-HCT	—	2,254
Other	Various	842	59

		$22,621	$20,798

     Revenues and Costs Related to Sciele Pharma
     The following is a summary of the licensing, royalties and other revenues from our agreements with Sciele Pharma (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Contract manufacturing revenue	$8,612	$4,662
Amortization of deferred revenue	4,250	1,250
Licensing and royalties	4,290	2,695

Total revenue	$17,152	$8,607

     Cost of goods sold in the 2006 and 2005 Periods included royalties and product rights amortization related to Fortamet, resulting from our agreement with Sandoz, and production related charges of $1.0 million and $1.5 million, respectively (see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).
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
     We have recorded as licensing, royalties and other revenue contract R&D services rendered to Takeda, consisting primarily of labor and overhead associated with the development of a combination product consisting of our approved 505(b)(2) NDA extended-release metformin and Takeda’s Actos (pioglitazone).
     We have recorded as licensing, royalties and other revenue R&D services rendered to Teva associated with the development of generic versions of oral contraceptive products.
     The licensing, royalties and other revenue we derived from our agreement with Ranbaxy related to Monopril-HCT ended in June 2005.
SG&A
     SG&A were $84.4 million, or 17.0% of total revenues for the 2006 Period, compared to $101.8 million, or 18.9% of total revenues for the 2005 Period. This decrease of $17.4 million was primarily attributable to a decrease in brand SG&A of $28.5 million, partially offset by an increase in corporate overhead of $7.0 million, an increase in distribution SG&A of $2.9 million, and the addition of contract services SG&A of $1.3 million.
     The decrease in brand SG&A was primarily attributable to the termination of substantially all brand business employees effective May 2005. The 2005 Period included charges associated with the disposition of our brand business, including personnel related charges for severance, performance incentives and retention of approximately $10.0 million, and a $2.3 million charge related to sample inventory for Altoprev and Fortamet.
     The increase in corporate overhead of $7.0 million was mainly due to the $4.0 million payment to Teva associated with the amendment of the oral contraceptives agreement and $6.6 million of merger expenses in the 2006 Period, partially offset by a decrease in wages and benefits of $2.3 million, and a decrease in consulting and professional fees of $1.3 million. The decrease in consulting and professional fees was mainly due to costs incurred in the 2005 Period associated with the 2003 IRS audit and higher costs in the 2005 Period associated with the JD Edwards Enterprise Resource Planning (ERP) system.
     The increase in distribution SG&A of $2.9 million was mainly due to an increase in wages and benefits of $1.7 million, and an increase in freight costs of $671,000.
R&D
     R&D costs were $26.5 million for the 2006 Period, compared to $24.7 million in the 2005 Period, an increase of $1.8 million, or 7.6%. The increase in R&D spending was attributable to an increase in contract services R&D of $1.1 million, primarily due to increased costs associated with the development of a combination product for Takeda comprised of our FDA approved extended-release metformin product and Takeda’s Actos (pioglitazone), and an increase in our generic (ANDA) R&D of $696,000. The increase in generic R&D included costs of $2.3 million incurred in the 2006 Period associated with our arrangement with InvaGen, as well as increased wages of $1.1 million, and increased consulting fees of $1.1 million in order to improve our R&D operations, partially offset by decreased biostudy fees of $2.2 million, and decreased facility costs of $1.4 million. We submitted three and four ANDAs to the FDA in the 2006 and 2005 Periods, respectively.

Goodwill Impairment Charge
     The Brand Business Segment included $26.3 million of goodwill, which we evaluated for impairment subsequent to the Sciele Pharma transaction. The remaining Entex and Anexsia brand product lines do not require sales force promotion. As a result, in the first quarter of 2005, we made the decision to terminate substantially all of our brand business employees, which effectively completed the disposition of the brand business. Consequently, the brand business goodwill was deemed to have no implied fair value. Accordingly, in the first quarter of 2005, we recorded a non-cash goodwill impairment charge of $26.3 million (see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).
Equity in Earnings of Unconsolidated Joint Ventures
     Equity in earnings of our unconsolidated joint ventures (ANCIRC and CARAN) in the 2006 Period was $1.3 million, compared to $1.7 million in the 2005 Period. The decrease is primarily due to a decrease in ANCIRC’s gross profit on sales of generic Oruvail, as a result of temporarily discontinuing the manufacture of this product.
Interest Income
     Interest income was $7.9 million in the 2006 Period, compared to $4.0 million in the 2005 Period. The $3.9 million increase in interest income is primarily the result of the higher average level of cash, cash equivalents and total investments available-for-sale maintained during the 2006 Period compared to the 2005 Period, as well as an increase in interest rates. We invest in short-term and long-term taxable, tax-advantaged and tax-free investment grade securities.
Interest Expense
     There was no interest expense in the 2006 Period. In the 2005 Period, interest expense was $1.3 million, primarily related to the unused line fee and amortization of issuance costs related to the secured line of credit we terminated as of October 19, 2005.
Income Taxes
     For the 2006 Period, we provided for an income tax benefit of $5.6 million, at the expected annual effective federal statutory rate of 35%. The effect of state income taxes was offset by our expected permanent items, which include, among other things, the domestic manufacturing deduction as set forth in the American Jobs Creation Act of 2004.
     For the 2005 Period, we generated an income tax benefit of $52.4 million compared to an expected income tax benefit of $3.2 million at the 2005 annual effective federal statutory rate of 35%, primarily due to the reversal of liabilities for uncertain tax positions and the benefit from the recognition of a net operating loss carryforward in the first quarter of 2005 as a result of the IRS’s completion of its audit of our 2003 income tax return, and, to a lesser extent, the effect of state income taxes .
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

Cumulative Effect of a Change in Accounting Principle
     Effective January 1, 2006, we adopted SFAS 123(R). Prior to January 1, 2006, we accounted for share-based compensation plans under the recognition and measurement principles of APB Opinion 25 and related interpretations. Under APB Opinion 25, the fair value of RSUs was fixed on the date of the grant fixed and forfeitures were recognized as they occurred. However, under SFAS 123(R), forfeitures are now being estimated when recognizing compensation cost, based on historical experience. As a result, effective January 1, 2006, we recorded an adjustment of $695,000, net of income taxes, for the cumulative effect of a change in accounting principle to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods.

LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities
     In the 2006 Period, net cash used in operating activities was $28.0 million, compared to net cash provided by operating activities of $63.7 million in the 2005 Period.
     In the 2006 Period, net cash used in operating activities of $28.0 million primarily resulted from a net loss of $9.9 million, as adjusted for non-cash items, and a decrease in accounts payable of $50.8 million, partially offset by the increase in deferred revenue due to the third $10.0 million development milestone associated with our agreement with Takeda. Significant non-cash items included depreciation and amortization of $17.9 million, and impairment charges of $16.8 million (mainly the $16.2 million associated with our future planned oral contraceptives facility and manufacturing equipment in Weston, Florida), partially offset by a deferred income tax benefit of $13.9 million. At the end of 2005, our distribution business (i) strategically participated in purchase opportunities available due to high levels of competition, which yielded, among other things, incremental pricing concessions including volume rebates, (ii) increased its levels of significant products to better support service levels, and (iii) increased its levels of Schedule II controlled substances (CII) to support its electronic CSOS launched in October 2005, resulting in significantly higher accounts payable at December 31, 2005, which were paid in the 2006 Period.
     In the 2005 Period, net cash provided by operating activities of $63.7 million primarily resulted from net income of $43.3 million, as adjusted for non-cash items, as well as decreases in accounts receivable and inventories of $10.1 million and $35.6 million, respectively, and an increase in deferred revenue of $10.0 million, partially offset by an increase in prepaid and other current assets of $17.0 million and a decrease in accrued expenses and other liabilities of $11.6 million. The increase in deferred revenue and prepaid and other current assets relating to operating activities includes the second $10.0 million development milestone associated with our agreement with Takeda. Significant non-cash items included impairment charges of $26.9 million (mainly the brand business goodwill) and depreciation and amortization of $17.4 million, offset by deferred income tax benefit of $20.3 million and change in liabilities for uncertain tax positions of $32.3 million primarily as a result of the IRS’ completion of their audit of our 2003 tax return.
     Investing Activities
     Net cash provided by investing activities was $5.6 million in the 2006 Period, compared to net cash used in investing activities $66.4 million in the 2005 Period.
     In the 2006 Period, net cash provided by investing activities of $5.6 million primarily consisted of $19.3 million in maturities of investments available-for-sale, net, partially offset by $14.8 million in purchases of property, plant and equipment. Our purchases of property, plant and equipment primarily relate to capital investments in our manufacturing and R&D facilities in Florida.
     In the 2005 Period, net cash used in investing activities of $66.4 million primarily consisted of $135.8 million in purchases of investments available-for-sale, net, $13.0 million in purchases of property, plant and equipment, and $4.5 million in partial payment of marketing rights to Amphastar for their generic version of Lovenox, partially offset by $73.3 million in proceeds from the sale and licensing of certain rights and assets related to our former Fortamet and Altoprev brand pharmaceutical products and $10 million refunded by Pfizer to us in February 2005 as a result of the January 2005 termination of our supply and distribution agreement with Pfizer for Cardura® XL. Our purchases of property, plant and equipment primarily related to capital investments in our manufacturing and R&D facilities in Florida.

     Financing Activities
     Net cash provided by financing activities was $4.0 million in the 2006 Period and $2.4 million in the 2005 Period.
     In the 2006 Period, net cash provided by financing activities of $4.0 million included $3.3 million in proceeds from issuances of shares of common stock from exercises of stock options, and $495,000 in proceeds from issuances of shares of common stock under the employee stock purchase plan.
     In the 2005 Period, net cash provided by financing activities of $2.4 million consisted of $3.3 million in proceeds from issuances of shares of common stock from exercises of stock options, and $643,000 in proceeds from issuances of shares of common stock under the employee stock purchase plan, partially offset by $1.5 million in principal payments on capital lease obligations.
     Sufficiency of Capital Resources
     As of June 30, 2006, we had $367.5 million in cash, cash equivalents and investments available-for-sale, and $593.8 million in working capital.
     Our most significant 2006 cash requirement will be for facilities and manufacturing equipment related to the expansion of our Florida manufacturing facilities. Capital expenditures are currently estimated to be approximately $46 million for the full year 2006. As a result of net operating losses, we have not been required to make income tax payments over the past three years, with the exception of Alternative Minimum Tax payments. However, we anticipate that we will be required to make income tax payments for the 2006 tax year related to income from operations and the recognition of the 2006 book-tax differences, which include amounts received in 2005 from the Sciele Pharma transaction that were previously included in deferred revenue. We are also obligated to pay a royalty to Sandoz Inc. related to net sales of Fortamet, as defined, until May 2009, which is subject to certain annual minimum requirements ranging from $4.0 million to $5.0 million.
     On March 12, 2006, we entered into an agreement and plan of merger with Watson whereby each share of our common stock outstanding immediately prior to the merger will be converted into $25.00 in cash. The merger agreement contains certain termination rights for both Watson and us. Upon termination of the merger agreement under certain specified circumstances, we may be required to pay Watson a termination fee of $70.8 million. We have agreed to pay Banc of America Securities LLC, our financial advisor, an aggregate fee of approximately $14.2 million, $100,000 of which was payable at the time the engagement letter was executed, and the remainder of which is contingent upon the completion of the merger. Upon the completion of the proposed merger, our chief executive officer will be entitled to receive a cash transaction bonus of $1.7 million, payable in a single lump sum, less applicable withholding. This transaction bonus is subject to his continued employment with Andrx through the closing date of the merger, unless he is terminated earlier for reasons described in his letter agreement with Andrx dated March 12, 2006. In addition, pursuant to the employment agreements with certain of our executives, if the executives are terminated by us without cause or the executives resign their employment under certain defined circumstances, including but not limited to, the stockholders’ approval of the Merger Agreement, which occurred on June 28, 2006, we would be required to record an aggregate expense of approximately $9.4 million, consisting of approximately $4.4 million in cash compensation to the executives for severance and, based on the executives’ unvested RSUs and stock options as of June 30, 2006, approximately $5.0 million in non-cash share based compensation related to the acceleration of the vesting of such unvested RSUs and stock options. Both the chief executive officer’s transaction bonus and the executives’ compensation may be subject to gross-up payments for any potential amounts in golden parachute excise tax and Section 409A of the Internal Revenue Code of 1986, as amended.
     In September 2005, we learned that the FDA had placed us in OAI status relating to the FDA’s May 2005 cGMP inspection of our Davie, Florida manufacturing facility and the related issuance of the May 2005 Form 483. We have fully responded to the May 2005 Form 483. The effect of an OAI designation is that FDA approval of pharmaceutical product applications are withheld. During the OAI status, we continue to submit and the FDA continues to review applications. In January 2006, the FDA conducted a regulatory inspection related to adverse drug event reporting and customer complaint handling and issued the January 2006 Form 483. On February 10, 2006, we responded to the January 2006 Form 483 and provided an update on May 25, 2006 to our response. On March 6, 2006, the FDA commenced a cGMP inspection of the Davie, Florida manufacturing facility and on April 18, 2006, the FDA issued the April 2006 Form 483. We submitted our response to the FDA on May 5, 2006, which addressed ongoing and planned improvements to enhance two quality systems and provided two updates on June 16, 2006 and July 20, 2006 to our response. We believe we have already implemented responsive actions to certain observations in the April 2006 Form 483, and are in the process of addressing the remainder of the observations. On July 25, 2006, we met with the FDA in Washington, D.C. to further discuss our responses to the April 2006 Form 483. We believe that resolution of our OAI status is primarily dependent upon resolving the FDA’s observations concerning the Davie, Florida manufacturing facility, which would include, among other things, the FDA’s assessment of our response to the April 2006 Form 483 and the FDA’s previous 483s. If at any time, the FDA determines that our compliance is not satisfactory, the FDA could initiate enforcement actions to address any cGMP or other violations.
     Due to meeting certain specified requirements, we have received $30 million in development milestone payments in connection with our agreement with Takeda to develop and thereafter manufacture a combination product consisting of our approved 505(b)(2) NDA extended-release metformin and Takeda’s Actos (pioglitazone). Under certain defined circumstances, we may be required to repay all or a portion of the $30 million in development milestone payments from Takeda.
     In connection with our agreements with Sciele Pharma for the sale and licensing of certain rights and assets related to Altoprev, we received $35 million in proceeds, which are refundable if certain supply requirements, as defined, are not maintained over a specified period. This contingency abates ratably over a 30-month period beginning on August 1, 2005. As of June 30, 2006, the amount subject to this contingency was $22.2 million.
     The IRS is in the process of concluding their audits for the years 1999 through 2002. During those years, despite our belief that our tax return positions are correct, we established liabilities for uncertain tax positions that may become payable in the event our positions are not upheld. As of June 30, 2006, we had remaining liabilities for uncertain tax positions of $22.5 million included in accrued expenses and other liabilities in the Unaudited Condensed Consolidated Balance Sheet. While it is difficult to predict the final outcome of any particular tax matter, we believe our tax liabilities are adequate. Our liabilities for uncertain tax positions are analyzed periodically and adjustments are made as events occur to warrant such adjustment. It is reasonably possible that our effective tax rate and/or cash flows may be materially impacted by the ultimate resolution of our tax positions.
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
     Merger Agreement With Watson Pharmaceuticals, Inc.
     On March 12, 2006, we entered into an agreement and plan of merger with Watson whereby each share of our common stock outstanding immediately prior to the merger will be converted into $25.00 in cash. We filed a HSR Notification with the FTC on March 31, 2006. Watson and we received a second request for additional documentation from the FTC related to the HSR Notification on May 1, 2006, to which responses were submitted. We filed our definitive proxy statement seeking approval of the merger from our stockholders on May 18, 2006. The stockholders approved the merger at a special meeting held on June 28, 2006. Consummation of the merger, which is expected to occur in the third or fourth quarter of 2006, is subject to the satisfaction of certain customary closing conditions including, among others, (i) the expiration of the applicable waiting period under the HSR Antitrust Improvements Act of 1976, as amended, and (ii) no material adverse effect, as defined.
     On July 7, 2006, Watson and we amended the Merger Agreement. Under the initial terms of the Merger Agreement, either Watson or we could have terminated the Merger Agreement and abandoned the merger at any time on or after September 12, 2006, subject to certain conditions. The amendment extends the September 12, 2006 date to November 13, 2006, in the event that the merger cannot be consummated solely because: (i) the waiting period applicable to the consummation of the merger under the HSR Antitrust Improvements Act of 1976, as amended, has not expired or been terminated, (ii) a governmental entity has enjoined or prohibited the consummation of the merger, or (iii) there is a pending antitrust proceeding that would prohibit the consummation of the merger or that would otherwise have a material adverse effect for Watson and its subsidiaries, taken as a whole on a post-merger basis.
     The amendment also provides that in the event that the representations and warranties that will be made by us in the Merger Agreement are true and correct on September 12, 2006, then such representations and warranties, with limited exceptions, will be deemed to be true on all dates subsequent to September 12, 2006. In addition, in the event that no material adverse effect has occurred with regard to Andrx or its ability to consummate the merger on September 12, 2006, then no such material adverse effect will be deemed to exist on all dates subsequent to September 12, 2006.
     FDA Status
     In September 2005, we learned that the FDA had placed us in OAI status relating to the FDA’s May 2005 cGMP inspection of our Davie, Florida manufacturing facility and the related issuance of the May 2005 Form 483. We have fully responded to the May 2005 Form 483. The effect of an OAI designation is that FDA approval of pharmaceutical product applications are withheld. During the OAI status, we continue to submit and the FDA continues to review applications. In January 2006, the FDA conducted a regulatory inspection related to adverse drug event reporting and customer complaint handling and issued the January 2006 Form 483. On February 10, 2006, we responded to the January 2006 Form 483 and provided an update on May 25, 2006 to our response. On March 6, 2006, the FDA commenced a cGMP inspection of the Davie, Florida manufacturing facility and on April 18, 2006, the FDA issued the April 2006 Form 483. We submitted our response to the FDA on May 5, 2006, which addressed ongoing and planned improvements to enhance two quality systems and provided two updates on June 16, 2006 and July 20, 2006 to our response. We believe we have already implemented responsive actions to certain observations in the April 2006 Form 483, and are in the process of addressing the remainder of the observations. On July 25, 2006, we met with the FDA in Washington, D.C. to further discuss our responses to the April 2006 Form 483. We believe that resolution of our OAI status is primarily dependent upon resolving the FDA’s observations concerning the Davie, Florida manufacturing facility, which would include, among other things, the FDA’s assessment of our response to the April 2006 Form 483 and the FDA’s previous 483s. If at any time, the FDA determines that our compliance is not satisfactory, the FDA could initiate enforcement actions to address any cGMP or other violations.
     Distributed Products
     We believe revenues from our pharmaceutical distribution business will continue to be impacted at a rate generally consistent with trends of the overall generic industry. Sales prices for generic products may decline from competition among generic manufacturers, including authorized generics of brand companies, and from other pricing pressures. Revenues from our distribution operations are affected, in large part, by our participation in the launch of new generic products by other generic manufacturers and price erosion generally related to the commencement and extent of competition for these products and the other products we currently distribute. Revenues from our distribution operations are also subject to changes in market share. During 2005 and the first half of 2006, we have experienced a higher level of price erosion than in previous periods. Although generic versions of high sales volume brand products are expected to be launched in the next few years, there is no assurance when such launches will occur and, if they occur, what will be the level of price erosion on these products. A generic version of Zoloft® is expected to be launched during 2006.
     When we participate in the distribution of generic products that face limited competition, we generally generate higher revenues and lower gross margins. When products encounter higher levels of competition, the resulting lower prices generally result in lower revenues, but higher gross margins, as we generally are able to purchase such products at relatively more competitive prices. During 2005, revenues for our distribution operations decreased on a quarterly sequential basis from $179.7 million in the first quarter of 2005 to $155.5 million in the fourth quarter of 2005 due to the overall price declines common to generic products and the discontinuance in the third quarter of 2005 of sales of certain brand products and sales to most Internet pharmacies and certain pain clinics, partially offset by revenues from new generic product introductions. In the first quarter of 2006, revenues from distributed products increased to $159.1 million from $155.5 million in the fourth quarter of 2005 mainly due to our participation in the distribution of new generic product introductions and volume increases in certain products, partially offset by price declines as is common to generic products and competition for market share. In the 2006 Quarter, revenues from distributed products increased from the 2006 first quarter to $177.4 million, mainly due to the launch of new products such as generic Pravachol in April 2006 and generic Zocor in June 2006, and the reintroduction of limited brand products that had previously been discontinued, partially offset by the overall price declines as is common to generic products, and competition for market share. The gross margin of 18.0% in the 2006 Quarter decreased compared to the 2006 first quarter gross margin of 20.2%.
     Our distribution business competes with, among others, a number of large wholesalers that market, among other items, both brand and generic pharmaceutical products to pharmacy customers. As generic products generally have higher gross margins, such large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a large portion of their generic pharmaceutical products from the primary wholesaler. As we only strategically offer limited brand products to complement our line of generic products to our customers, we are at times competitively disadvantaged and must compete with these wholesalers based upon (i) our competitive pricing for generic products, (ii) service levels and (iii) our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. The large wholesalers have historically not used telemarketers to sell to their customers, but some, to varying degrees, have recently commenced telemarketing initiatives. Additionally, generic manufacturers are increasingly marketing their products directly to smaller chains and thus increasingly bypassing wholesalers and distributors. Also, increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.
     In recent years, electronic ordering (Internet and Palm-ordering devices) by our customers has become significant in our distribution operations. During the 2006 Period and 2005, approximately 40% and 30%, respectively, of sales from our distribution operations were generated through our order entry Internet sites, AndaNet.com and VIPPharm.com, and our Palm-ordering devices, AndaConnect and VIPConnect.

Furthermore, with our electronic CSOS launched in October 2005, we now distribute Schedule II controlled substances (CII) via electronic orders to approved pharmacies. We believe we continue to enjoy a competitive advantage as we were one of the first among distributors or wholesalers to enable pharmacy customers to eliminate the use of the paper Drug Enforcement Agency (DEA) 222 forms to order this category of brand and generic products.
     In the third quarter of 2005, we ceased the distribution of certain brand products, which had provided minimal contribution to gross profits. Revenues for such products were $12.3 million in 2005. In the third quarter of 2005, we also ceased distribution to most Internet pharmacies and certain pain clinics, which generated net sales of $24.7 million in 2005. At the end of March 2006, we reintroduced limited brand products that had previously been discontinued. We will continue to evaluate profitability generated from the sales of certain brand products and sales to certain current customer classes while we evaluate expanding into new products and customer classes. We also will continue to explore various means to leverage our distribution capabilities and infrastructure.
     Our distribution operations and our customers are subject to various regulatory requirements, including requirements from the DEA, FDA and State Boards of Pharmacy and Health, among others. The State of Florida Board of Health revised the laws (effective July 1, 2006) regarding pedigree for distributors licensed in the State of Florida. Pursuant to the law, distribution companies like us are required to maintain and provide records on the chain of custody of the pharmaceutical products we distribute, beginning with our purchase from the manufacturer to the final sale to a pharmacy or other person administering or dispensing the pharmaceutical product. Although the administration of the records caused us to hire additional personnel, these laws will not have a material impact upon our purchasing practices. Additionally, other states have, or are, enacting similar pedigree laws.
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
     Andrx Products — Generic
     The generic pharmaceutical industry is highly competitive and selling prices are often subject to significant and rapid declines as a result of competition among existing competitors or new competitors entering the market. In our generic sales efforts, we compete with domestic and international companies. Many of these competitors offer a wider variety of generic products to their customers, including brand companies that offer lower priced generic versions of their brand products as authorized generics through their own generic affiliates and/or partners through profit sharing arrangements that may also include upfront fees. Authorized generics may be launched at any time, including prior to the expiration of the brand product patent and during the 180-day exclusivity period. Generic companies may significant decrease price before their period of exclusivity expires in order to secure customer loyalty. In addition, an increasing number of generic companies, including us, manufacture, or are seeking to manufacture, their products in countries such as India where, among other things, API are produced and finished product can be manufactured at a significantly lower cost. Our generic controlled-release products are complex and difficult to develop and manufacture. As a result, we believe that our products may face a relatively limited number of competitors compared to other generic products, primarily immediate-release products. However, we believe that the number of generic companies that have the proven ability to file ANDAs for controlled-release products is increasing. We do not believe that any generic oral contraceptive products currently sold in the U.S. are being manufactured in offshore facilities at this time.

     As brand products’ patents and other bases for market exclusivity expire, generic competitors enter the marketplace and compete for market share from a limited number of large customers, which generally results in erosion of both unit price and market share. In our generic sales efforts, we sell our generic products, to among others, warehousing chains, managed care organizations (MCOs), mail order pharmacies, governmental agencies, as well as to the major wholesalers, with whom we compete in our distribution operations. Since the customer base has undergone consolidation, marked by the growth of a few large retail drug store chains and three major national drug wholesalers, securing and maintaining customers for generic products is highly competitive, and significant price erosion often results when competitors attempt to gain market share from each other. Additionally, as a result of customer consolidation, profitability continues to be pressured by such things as reverse on-line auctions and other aggressive purchasing programs.
     Currently, our overall level of profitability remains dependent, to a great extent, on a relatively small number of key products. As these products, particularly our generic versions of Cardizem CD and, to a lesser extent, Tiazac experience increased competition, the resulting price and/or market share reductions could significantly adversely affect these products’ contribution to our results of operations. Generic competition for our versions of Cardizem CD and Tiazac could occur from current or new competitors, particularly since an additional generic version of Cardizem CD was approved by the FDA in May 2004 and a generic version of Tiazac was approved by the FDA in February 2006, neither of which products has yet been launched. Additionally, we believe at least one additional ANDA for each of Cardizem CD and Tiazac are pending FDA Approval.
     Our generic product revenues were flat at $68.5 million in both the 2006 Quarter and the 2006 first quarter. We have not launched any significant products since the authorized generic of Glucotrol XL in December 2003. Due to potential issues with the supplier of the Entex product line, we may be temporarily discontinuing our commercialization efforts with respect to this product. Absent introductions of significant new Andrx generic products, we are likely to experience declines in our generic product revenues. The launch of new products and the timing of such launches are dependent on, among other matters (i) the removal of our OAI status by FDA, (ii) our compliance with cGMP, (iii) our manufacturing capabilities and capacity, (iv) successful scale-up and validation of the products, (v) obtaining FDA Approval, (vi) satisfactory resolution of pending litigation, (vii) successful resolution of pending Citizen Petitions, (viii) the expiration of others’ exclusivity rights, and (ix) our evaluation of launching at risk. Launching at risk situations are created when we commence the marketing and sale where there are patents related to our product for which we have not yet been sued, or where we have been sued, but there has not been a final and unappealable court decision with respect to those patents. Launching at risk also assumes the satisfactory resolution of other matters, such as Citizen Petitions, FDA Approval, successful scale-up and validation, and adequate manufacturing capacity and resources. The risk involved in marketing products prior to the final resolution of litigation may be substantial because the remedies available to the patent holder could include, among other things, damages measured by the profits lost by such patent holder and not by the profits earned by us. A patent holder may also recover damages caused by the erosion of prices for its patented drug as a result of the introductions of our generic drug in the marketplace. Furthermore, in the case of a willful infringement, which requires a complex analysis of the totality of the circumstances, such damages may be trebled. However, in order to realize the economic benefits of some of our products, we may decide to risk an amount that may exceed the profit we anticipate making on our product. An adverse determination in the litigation relating to a product we launch at risk could have a material adverse effect on our business and consolidated financial statements.
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

     On May 2, 2005, we entered into an agreement to obtain certain exclusive marketing rights for Amphastar’s proposed generic version for Aventis Pharmaceuticals, Inc.’s Lovenox injectable product. Amphastar submitted its ANDA for generic Lovenox to the FDA in March 2003, and is the subject of a patent infringement lawsuit filed by Aventis. In June 2005, the U.S. District Court for the Central District of California granted summary judgment in Amphastar’s favor in the patent infringement lawsuit filed by Aventis relating to this ANDA. As a result of this court decision, the 30-month stay of approval of this ANDA imposed by law is no longer in effect, though such decision will not trigger any right Amphastar’s ANDA may have to a 180-day period of exclusivity (sole or shared), if any. In April 2006, the Federal Circuit Court of Appeals reversed the decision of the District Court holding the patents at issue to be unenforceable for inequitable conduct and remanded the case back to the District Court for further proceedings. Although the Federal Circuit Court agrees with the District Court’s finding that Aventis failed to disclose certain material facts to the U.S. Patent and Trademark Office (PTO) in prosecuting the two patents at issue, the Federal Circuit Court decided that there remain genuine issues of fact as to whether Aventis intended to deceive the PTO, and that the District Court’s finding of intent was inappropriate on summary judgment. Amphastar has not obtained FDA Approval for its product and the product continues to be delayed by a Citizen Petition, including two supplements, and possibly other factors. Amphastar has submitted comments to Aventis’ Citizen Petition and supplements. Our marketing rights for this product generally extend to the U.S. retail pharmacy market, and we will receive up to 50% of the net profits, as defined, generated from such sales. In 2006, in preparation for the potential launch of Amphastar’s generic version of Lovenox, we may begin purchasing pre-launch inventories prior to its FDA Approval and/or the successful resolution of the pending litigation and Citizen Petition.
     The estimated number of submitted ANDAs, including ours, and brand sales for the 12-months ended March 31, 2006 are as follows.

Generic Version of:	Approximate Known Number of Submitted ANDAs (1)	Annual Brand Sales (2) (in millions)
Biaxin XL	4	$254
Toprol-XL	3	$1,565
Concerta	2	$859
Lovenox	3	$626
		(for U.S. retail pharmacy market)

     (1) Excludes potential authorized generics.
     (2) According to IMS Data from April 1, 2005 through March 31, 2006.
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
     We believe we maintain a 180-day period of market exclusivity with respect to our ANDA for a generic version of the 40mg strength of Prilosec®. Our belief was strengthened in February 2006 when a Federal District Court rejected Apotex Inc.’s arguments that the FDA improperly awarded the 40mg exclusivity period to us. Although we are currently enjoined from selling our generic version of Prilosec until October 2007, we will continue to attempt to commercialize the value of the exclusivity period as well as our generic version of Prilosec.
     We will continue to evaluate launching certain of our products at risk. Our potential at-risk launches include, but are not limited to, our generic versions of Concerta, Toprol-XL, Cardizem LA, Biaxin XL and Amphastar’s generic version of Lovenox. We consider many factors in determining whether to launch at risk, including, among other things, (i) outside legal opinions regarding noninfringement and the validity and/or the unenforceability of the patents at issue, (ii) the status of a pending lawsuit, (iii) interim court decisions, (iv) legal decisions affecting other competitors for the same product, (v) the potential for damages, (vi) market factors, (vii) liability sharing agreements, (viii) internal capacity issues, (ix) expiration date of patents, (x) strength of lower court decision and (xi) potential triggering or forfeiture of exclusivity.
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
     We are pursuing business development opportunities, both domestically and internationally, in an effort to access additional generic products. In some situations, these efforts are intended to result in the utilization of our sales and marketing capabilities, including those obtained through our distribution operations, to maximize the value of generic products that other companies are seeking to market. In January 2006, we entered into an agreement with InvaGen to jointly commercialize up to 11 ANDAs. Pursuant to this agreement, InvaGen will be responsible for all formulation work, U.S. regulatory submissions and manufacture of each of the products and we will be responsible for sales and marketing efforts and coordination of legal activities, if any. In addition, the agreement also provides that at our option, we may transfer the manufacturing of certain of our immediate-release products to InvaGen’s facility. We are continuing discussions with other international and domestic companies with offshore affiliations for additional access to the development and/or supply of API and finished products by a third party at a lower price. These efforts will primarily be directed towards potential partners in India and China.
     Licensing, Royalties and Other Revenue
     Our profit participation in KUDCo’s sales of generic Prilosec ended in February 2006. Amounts earned are included in licensing, royalties and other revenues.
     As a result of the sale and licensing of certain rights and assets related to Fortamet and Altoprev, we are entitled to receive royalties of 8% and 15% of net sales, as defined, from Sciele Pharma’s sales of Fortamet and Altoprev, respectively, until a respective product encounters generic competition. We have not received Paragraph IV certifications for either Fortamet or Altoprev. We have retained the exclusive rights to launch the authorized generics of Fortamet and Altoprev if generic versions of these products are introduced by a third party. We have also retained our obligation to pay a royalty to Sandoz related to net sales of Fortamet, as defined, until May 2009, which is subject to certain annual minimums ranging from $4 million to $5 million and a $10 million annual maximum.
     The $85 million in fees received in 2005 from Sciele Pharma is being deferred and recognized as revenue on a straight-line basis over the ten-year term of the manufacturing and supply agreement. Since we are required to refund a portion of the Altoprev proceeds in the event that we are unable to meet certain supply requirements, as defined, we will recognize deferred revenue related to Altoprev as that contingency abates. The success of the sales and marketing of Altoprev and Fortamet are beyond our control and depend upon the effectiveness and commitment of Sciele Pharma.
     We are entitled to receive an additional payment from Takeda upon achievement of a further development milestone relating to the development of the combination product, a transfer price for the combination product we manufacture, a royalty and certain additional performance milestones related to Takeda’s sale of the combination product. In February 2006, a patent covering the active ingredient in Takeda’s Actos product was found by a federal district court to be valid and enforceable. This court’s ruling, which is subject to appeal, should prevent the FDA from granting final approval of any ANDA for a generic version of Actos until 2011. In addition to the Takeda patent on the active ingredient in Actos, the combination product is covered by patents relating to our metformin extended-release product, which begin expiring in March 2018, and pending patent applications that are directed to the actual combination product. We deferred recognition of the $30 million in development milestones because the amount to be retained by us is contingent upon meeting certain future requirements, as defined. During 2005 and the 2006 Period, we recorded $5.3 million and $2.4 million, respectively, as licensing, royalties and other revenue for contract R&D services rendered to Takeda. Our development of this combination product is substantially complete. Takeda filed a NDA for the combination product in March 2006. Our future efforts will be focused on the process of obtaining FDA and European approvals and launching the product, which will include validation and manufacture of the product.
     In connection with our 2001 agreement with Mallinckrodt for the marketing rights to the Anexsia product line, we have been generating royalties on a percentage of the net margin, as defined, from the sales of generic versions of the Anexsia products marketed by Mallinckrodt. In December 2005, Mallinckrodt informed us of its claim that as a result of our alleged failure to use commercially reasonable efforts in marketing Anexsia (i) we were in material breach of the agreement, (ii) it was seeking termination of the agreement and a refund of generic royalties it paid for the second and third quarters of 2005, which totaled approximately $3.8 million, and (iii) it planned to withhold payment of approximately $1.7 million in royalties for the fourth quarter of 2005. We disputed Mallinckrodt’s claims, and in February 2006, we instituted a declaratory action against Mallinckrodt to enforce the terms of the agreement. In March 2006, Mallinckrodt filed suit against us arising from the same dispute referenced above. The terms of the agreement state that either party has sixty (60) days from the date of notification to cure any material breach of this agreement and that the agreement is in force until then. While we believe we are not in material breach of the agreement and therefore are entitled to all royalties, we ceased recording royalties under this agreement sixty (60) days from the date we were notified by Mallinckrodt that we were in material breach because, given the dispute with Mallinckrodt, the royalties to be collected may not be fixed and determinable and their collectibility is not reasonably assured. We believe that the expected future cash flows to be derived from this agreement will be sufficient to recover the remaining $838,000 product right intangible asset at June 30, 2006, and therefore the intangible asset is not impaired (see Notes 5 and 15 of Notes to Unaudited Condensed Consolidated Financial Statements). Though we are not in a position to determine the ultimate outcome of this matter, we believe that an adverse determination is unlikely to have a material adverse effect on our business and consolidated financial statements.
     We are pursuing the development and manufacture of pharmaceutical products for other pharmaceutical companies, including combination products and controlled-release formulations utilizing our patented technologies and formulation capabilities. Short-term operating results for our contract services business are greatly dependent upon the sales of Altoprev and Fortamet to Sciele Pharma offset by incremental operating expenses we may to incur as we further this business initiative.
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
     Furthermore, following commercialization of a product, we have, at times, encountered and may continue to encounter difficulties in the commercial manufacturing process. In late 2004, we retained outside experts to assist us in improving the manufacturing process for certain of our principal products and certain of our product candidates pending approval by the FDA. While we have succeeded in significantly improving the manufacturing performance of these products, there is no assurance that they, or our other products or product candidates, will perform successfully in the future. If we or our collaborative partners incur problems during the manufacturing process, we or our collaborative partners may, among other things, suspend commercial production of such products until the problems are resolved. If we encounter such problems with our principal products, our operating results may be materially impacted.
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
     We are continuing our process of strategically evaluating our overall business, including focusing internal resources on commercializing generic versions of controlled-release and oral contraceptive products, as well as the contract development of brand products for out-licensing. We are also pursuing business development opportunities to in-license immediate-release products in order to optimize and leverage our generic sales, marketing and distribution operations. Such efforts also include transferring the manufacturing of our current or future products. Our strategic plan will include evaluation of our core competencies, but will also include an assessment of the industry trends and dynamics. In connection with the evaluation, we are also evaluating our long-term needs for property, plant and equipment, including current facilities and future capital expenditures and are currently conducting a strategic real estate and facilities plan review where alternate strategies are being developed to meet our future R&D, manufacturing, distribution and marketing operations needs through different real estate and occupancy actions or scenarios. Such initiatives may include consolidating certain existing facilities and/or expanding manufacturing capacity in certain facilities. We anticipate completing our strategic plan and adopting a course of action for our facilities in 2006. As a result of adopting a course of actions for our real estate and facilities, it is possible that we may incur additional impairment charges for our facilities, which cannot be estimated at this time but could have a material adverse effect on our business and consolidated financial statements (see Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements).
     SG&A
     SG&A include costs incurred for the sales of distributed products and Andrx products, costs incurred to support our distribution, generic and contract services businesses, and corporate overhead. Our level of SG&A will vary based on the level of our sales and our sales product mix, which, going forward, will primarily include distributed and generic products, and will be affected by changes to general and administrative activities. SG&A related to our distribution business are primarily variable in nature, and generally correlate with increases or decreases in our distribution revenues. Distribution operations SG&A in 2006 will include costs to comply with the laws regarding pedigree for distributors licensed in the State of Florida, including information systems costs, and will be affected by increased fuel surcharges from freight carriers. SG&A related to our generics business are primarily fixed, except for legal expenses related to patent infringement litigation, and do not vary significantly with the level of generic revenues. Corporate SG&A include general and administrative expenses related to our corporate headquarters, which primarily consists of our information systems, human resources, legal and corporate executive, accounting, finance and administrative functions. It also includes amortization expense related to RSUs, and beginning in 2006, stock option and merger expenses. Our corporate SG&A is also significantly affected by costs associated with the support and maintenance of our JD Edwards ERP system for all of our business operations.
     R&D
     We anticipate that R&D for 2006 will total approximately $55 million, which will include our internal R&D efforts focusing primarily on the development of controlled-release and oral contraceptive products and supporting our contract services business and external R&D costs in connection with agreements we reach with third parties through our business developments relating to the development of immediate-release products. R&D will continue to be evaluated throughout 2006 giving consideration to, among other things, our level of profitability and development opportunities. From time to time, in the normal course of business, we may enter into alliances with consultants and/or third parties related to the development and commercialization of product candidates, that may include, among other things, fees for services rendered, milestone payments and profit participation on the sales of the product.
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

     Conference Call
     Due to the pending acquisition by Watson, we have decided not to conduct a conference call this quarter.
RECENT ACCOUNTING PRONOUNCEMENTS
     Inventory Costs
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs,” amending the guidance in Accounting Research Bulletin (ARB) 43, Chapter 4, “Inventory Pricing” by clarifying the accounting for certain items. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges, and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, however, earlier application is permitted. We adopted SFAS 151 and it did not have an impact on our Unaudited Condensed Consolidated Financial Statements.
     Share-Based Payment
     In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) requires the cost of share-based payment transactions, including share options, restricted share plans, and employee share purchase plans, to be recognized in financial statements. The cost of these transactions will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) replaces SFAS 123, and supersedes APB Opinion 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In 2005, the SEC extended the compliance dates and public companies are required to apply the provisions of SFAS 123(R) no later than the first fiscal year that begins after June 15, 2005. Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective application.
     Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principles, requiring retrospective application to prior periods’ financial statements, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement did not have an impact on our Unaudited Condensed Consolidated Financial Statements.
     Accounting for Uncertainty in Income Taxes
     On July 13, 2006, FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated financial statements, but are not yet in a position to determine the impact of the standard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes regarding our Quantitative and Qualitative Disclosures About Market Risk since the most recent fiscal year.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See Note 15 of “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part 1, Item 1 of this report.
ITEM 1A. RISK FACTORS
     You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, in Part I, Item 1A, Risk Factors. Any of those risks could have a material adverse effect on our financial condition and results of operations. The following risk factors have been modified from those appearing in our Annual Report on Form 10-K:
Our business may suffer if the FDA initiates an enforcement action against us for violations of cGMP or we remain on OAI status for an extended period of time.
     In September 2005, we learned that the FDA had placed us in OAI status relating to the FDA’s May 2005 cGMP inspection of our Davie, Florida manufacturing facility and the related issuance of the May 2005 Form 483. We have fully responded to the May 2005 Form 483. The effect of an OAI designation is that FDA approval of pharmaceutical product applications are withheld. During the OAI status, we continue to submit and the FDA continues to review applications. In January 2006, the FDA conducted a regulatory inspection related to adverse drug event reporting and customer complaint handling and issued the January 2006 Form 483. On February 10, 2006, we responded to the January 2006 Form 483 and provided an update on May 25, 2006 to our response. On March 6, 2006, the FDA commenced a cGMP inspection of the Davie, Florida manufacturing facility and on April 18, 2006, the FDA issued the April 2006 Form 483. We submitted our response to the FDA on May 5, 2006, which addressed ongoing and planned improvements to enhance two quality systems and provided two updates on June 16, 2006 and July 20, 2006 to our response. We believe we have already implemented responsive actions to certain observations in the April 2006 Form 483, and are in the process of addressing the remainder of the observations. On July 25, 2006, we met with the FDA in Washington, D.C. to further discuss our responses to the April 2006 Form 483. We believe that resolution of our OAI status is primarily dependent upon resolving the FDA’s observations concerning the Davie, Florida manufacturing facility, which would include, among other things, the FDA’s assessment of our response to the April 2006 Form 483 and the FDA’s previous 483s. If at any time, the FDA determines that our compliance is not satisfactory, the FDA could initiate enforcement actions to address any cGMP or other violations. Our results of operations, financial condition and cash flows could suffer if the FDA initiates an enforcement action against us based upon violations of cGMP or other applicable statutes and regulations, or we remain on OAI for an extended period of time whereby we do not receive new product approvals.
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

     Under these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by FDA, DEA, EPA, OSHA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our facilities and manufacturing techniques are in compliance with cGMP and other FDA regulations. Following these inspections, the FDA may provide inspectional observations on a Form 483 and issue warning letters that could cause us to modify activities identified during the inspection. A Form 483 is generally issued at the conclusion of an FDA inspection and lists conditions the FDA staff believes are objectionable conditions with respect to cGMP or other FDA regulations. FDA guidelines specify that a warning letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. The FDA may also place a company on OAI status, thereby placing on hold the FDA approval of that company’s ANDAs. We learned that we were placed on OAI status in September 2005. Remaining on OAI status for a considerable length of time or any non-compliance with cGMP or the corrective action plan we proposed to the FDA in response to the Form 483 observations issued by the FDA in April 2006, January 2006, May 2005 and/or March and July 2004, and the FDA Warning Letter we received in August 2000, could have a material adverse effect on our results of operations, financial condition and cash flows.
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
     With respect to our distribution business, the State of Florida Board of Health revised the laws (effective July 1, 2006) regarding pedigree for distributors licensed in the State of Florida. Pursuant to the law, we are required to maintain and provide records on the chain of custody of the pharmaceutical products we distribute, beginning with our purchase from the manufacturer to the final sale to a pharmacy or other person administering, or dispensing the pharmaceutical product. Although the administration of the records caused us to hire additional personnel, these laws will not have a material impact upon our purchasing practices. Additionally, other states have, or are, enacting similar pedigree laws.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	On June 28, 2006, we held a special meeting of stockholders.

(c)	At the special meeting, the Andrx Corporation stockholders voted upon a proposal to adopt the merger agreement, dated as of March 12, 2006, by and among Watson, Water Delaware, Inc., and Andrx, pursuant to which, if the proposed merger contemplated thereby was completed, Andrx would become a wholly owned subsidiary of Watson. The following table sets forth the voting:

For	Against	Abstain

44,847,779	286,072	42,899
In addition, the Andrx Corporation stockholders voted upon whether to adjourn or postpone the special meeting. The following table sets forth the voting:

For	Against	Abstain

40,635,450	4,487,552	53,745
ITEM 5. OTHER INFORMATION
     Andrx officers, directors and certain other employees (an “Insider”) from time to time may enter into “Rule 10b5-1 Plans.” Under an appropriate Rule 10b5-1 Plan, an Insider may instruct a third party, such as a brokerage firm, to engage in specific securities transactions in the future based on a formula without further action by the Insider, provided that the plan satisfies the legal requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 as amended.
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

Date: August 8, 2006	By:	/s/ Thomas P. Rice
Thomas P. Rice
Chief Executive Officer

Date: August 8, 2006	By:	/s/ Angelo C. Malahias
Angelo C. Malahias
President and Chief Financial Officer